Form 10QSB
period 2003-09-30
NEW CENTURY BANCORP INC
filed 2003-11-13
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended

Commission File Number 000-50400

New Century Bancorp, Inc

(Exact name of registrant as specified in its charter)

North Carolina	20-0218264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 W. Cumberland Street Dunn, North Carolina	28334
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (910) 892-7080

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, $1 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 3, 2003, the registrant had outstanding 2,541,867 shares of Common Stock, $1 par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (Unaudited)	December 31, 2002*
	(In thousands)
ASSETS

Cash and due from banks	$6,834	$4,383
Interest-earning deposits in other banks	1,995	1,144
Federal funds sold	25,198	4,955
Investment securities available for sale, at fair value	13,732	13,584
Loans	129,356	100,008
Allowance for loan losses	(2,054)	(1,546)

NET LOANS	127,302	98,462

Accrued interest receivable	810	711
Stock in Federal Home Loan Bank of Atlanta, at cost	296	185
Stock in The Bankers Bank, at cost	49	49
Bank premises and equipment	3,131	2,244
Investment in life insurance	2,095	—
Other assets	964	674

TOTAL ASSETS	$182,406	$126,391

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$19,029	$16,604
Savings	1,557	1,251
Money market and NOW	32,692	20,970
Time	95,359	66,657

TOTAL DEPOSITS	148,637	105,482

Securities sold under agreements to repurchase	1,938	2,131
Federal Home Loan Bank of Atlanta advance	4,000	—
Accrued interest payable	158	136
Accrued expenses and other liabilities	455	1,299

TOTAL LIABILITIES	155,188	109,048

Shareholders’ equity:
Common stock, $1 par value, 10,000,000 shares authorized; 2,541,655 shares issued and outstanding	2,542	—
Common stock, $5 par value, 10,000,000 shares authorized; 1,768,186 shares issued and outstanding	—	8,037
Additional paid-in capital	22,533	7,894
Retained earnings	1,988	1,194
Accumulated other comprehensive income	155	218

TOTAL SHAREHOLDERS’ EQUITY	27,218	17,343

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$182,406	$126,391

*	Derived from audited financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$2,234	$1,629	$6,202	$4,559
Federal funds sold and interest-earning deposits in other banks	49	52	104	136
Investments	139	159	436	452

TOTAL INTEREST INCOME	2,422	1,840	6,742	5,147

INTEREST EXPENSE
Money market, NOW and savings deposits	123	121	334	334
Time deposits	645	582	1,925	1,667
Federal Home Loan Bank of Atlanta advance	27	—	63	—
Securities sold under agreements to repurchase	5	10	22	31

TOTAL INTEREST EXPENSE	800	713	2,344	2,032

NET INTEREST INCOME	1,622	1,127	4,398	3,115

PROVISION FOR LOAN LOSSES	214	256	694	642

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,408	871	3,704	2,473

NON-INTEREST INCOME	362	187	938	532

NON-INTEREST EXPENSE
Personnel	802	409	2,009	1,193
Occupancy and equipment	99	73	245	191
Marketing and advertising	39	15	92	48
Professional fees	41	30	192	104
Information systems	134	68	326	200
Other operating expense	204	130	530	340

TOTAL NON-INTEREST EXPENSE	1,319	725	3,394	2,076

INCOME BEFORE INCOME TAXES	451	333	1,248	929

INCOME TAXES	161	134	454	378

NET INCOME	$290	$199	$794	$551

NET INCOME PER SHARE
Basic	$.13	$.11	$.41	$.33

Diluted	$.12	$.11	$.39	$.33

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	2,238,523	1,768,143	1,943,799	1,659,021

Diluted	2,337,757	1,823,460	2,031,601	1,675,192

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$794	$551
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	694	642
Depreciation and amortization	220	168
Gain on sale of bank premises and equipment	—	(2)
Change in assets and liabilities:
Increase in accrued interest receivable and other assets	(445)	(469)
Decrease in accrued expenses and other liabilities	(822)	(146)

NET CASH PROVIDED BY OPERATING ACTIVITIES	441	744

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	(111)	(93)
Purchase of The Bankers Bank stock	—	(49)
Purchase of investment in life insurance	(2,000)	—
Purchases of investment securities available for sale	(4,998)	(5,906)
Maturities and prepayments of investment securities available for sale	4,590	2,283
Proceeds from sale of investment securities available for sale	—	600
Net increase in loans	(29,534)	(25,750)
Proceeds from sale of bank premises and equipment	—	29
Purchases of bank premises and equipment	(1,049)	(234)

NET CASH USED BY INVESTING ACTIVITIES	(33,002)	(29,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	43,155	33,786
Decrease in repurchase agreements	(193)	(109)
Proceeds from FHLB advance	4,000	—
Proceeds from sale of common stock	9,144	3,702

NET CASH PROVIDED BY FINANCING ACTIVITIES	56,106	37,379

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,545	9,003

CASH AND CASH EQUIVALENTS, BEGINNING	10,482	7,940

CASH AND CASH EQUIVALENTS, ENDING	$34,027	$16,943

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,322	$2,016
Income tax paid	814	492
Unrealized gain (loss) on investment securities available for sale, net of tax	(63)	185

See accompanying notes.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

Effective September 19, 2003, New Century Bank (“Bank”) became a wholly-owned subsidiary of New Century Bancorp, Inc. (“Company”), a newly formed bank holding company whose principal business activity consists of ownership of the Bank. The consolidated financial statements include the accounts of the Company and Bank. All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three- and nine- month periods ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Bank’s 2002 annual report on Form 10-KSB, filed with the Federal Deposit Insurance Corporation. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - LOAN COMMITMENTS

At September 30, 2003, loan commitments were $38,908,000.

NOTE C - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. A summary of shares outstanding follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average shares used for basic net income per share	2,238,523	1,768,143	1,943,799	1,659,021

Incremental shares from assumed exercise of stock options	99,234	55,317	87,802	16,171

Weighted average shares used for diluted net income per share	2,337,757	1,823,460	2,031,601	1,675,192

On September 26, 2003, the Board of Directors of the Company declared an 11-for-10 stock split in the form of a 10% stock dividend. The stock split was payable to shareholders of record as of October 10, 2003, and upon surrender of New Century Bank stock certificates in the holding company reorganization described in Notes A and F. All references to average shares outstanding and net income per share have been adjusted to reflect this stock split.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE D - STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
Net income:
As reported	$290	$199	$794	$551
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	10	18	33	55

Pro forma	$280	$181	$761	$496

Basic earnings per share:
As reported	$.13	$.11	$.41	$.33
Pro forma	.13	.10	.39	.30

Diluted earnings per share:
As reported	$.12	$.11	$.39	$.33
Pro forma	.12	.10	.37	.30

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE E - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Amounts in thousands)
Net income	$290	$199	$794	$551

Other comprehensive income:
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	(134)	124	(63)	185

Total comprehensive income	$157	$323	$731	$736

NOTE F - HOLDING COMPANY

Effective September 19, 2003, New Century Bank became a wholly-owned subsidiary of New Century Bancorp, Inc., a newly formed bank holding company. The shareholders of New Century Bank received one share of $1 par value common stock of New Century Bancorp, Inc. for each share of $5 par value common stock of New Century Bank owned in a share exchange that accomplished the Bank’s holding company reorganization. All outstanding options to purchase common shares of New Century Bank were converted into options to purchase common shares of New Century Bancorp.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of New Century Bancorp, Inc. (the “Company”). This report may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Company that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

Overview

The Company is a commercial bank holding company that was incorporated on September 19, 2003 and has one subsidiary, New Century Bank, which was acquired as part of the holding company reorganization. New Century Bancorp, Inc.’s only business activity is the ownership of New Century Bank. Accordingly, this discussion focuses primarily on the financial condition and operating results of the Bank.

New Century Bank (the “Bank”) opened for business on May 24, 2000 as a North Carolina-chartered banking corporation. The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small-to-medium sized business located in Harnett, Cumberland, Johnston, and Sampson counties. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking, savings accounts and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

Comparison of Financial Condition at

September 30, 2003 and December 31, 2002

During the first nine months of 2003, total assets grew by $56 million from $126.4 million at December 31, 2002 to $182.4 million at September 30, 2003. Earning assets at September 30, 2003 totaled $170.3 million and consisted of $129.4 million in gross loans, $13.7 million in investment securities and $27.2 million in overnight investments. Total deposits and shareholders’ equity at September 30, 2003 were $148.6 million and $27.2 million, respectively. In general, the continued growth of the Bank in the Dunn and Clinton area markets, coupled with a sale of common stock, drove the balance sheet growth. On June 17, 2003, the Bank opened an office in Fayetteville, which is operating as a branch of New Century Bank until New Century Bank – Fayetteville (proposed) receives its charter. At that time, the Fayetteville office will be sold to New Century Bank – Fayetteville, which will be a wholly owned subsidiary of New Century Bancorp, Inc.

Since the end of 2002, gross loans have grown $29.4 million to $129.4 million as of September 30, 2003. Gross loans as of September 30, 2003 consisted of $42.7 million in commercial and industrial loans, $47.6 million in commercial real estate loans, $11.5 million in consumer loans and $27.6 million in residential real estate and construction loans. As of quarter end, there were $1.4 million in loans held for sale. Management has established an allowance for loan losses of $2.1 million or 1.59% of gross loans outstanding. There were nineteen loans with an aggregate principal balance of $747,000 that were 30 days or more past due. This includes four loans with an aggregate balance of $113,000 that were more than 90 days past due and on a non-accrual basis and seven loans with an aggregate principal balance of $395,000 that were more than 90 days past due and still accruing. There was also one loan with a principal balance of $8,000 that was less than 90 days past due but placed on a non-accrual basis.

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At September 30, 2003, federal funds sold were $25.2 million, an increase of $20.2 million from the $5.0 million held as of December 31, 2002. The increase in federal funds sold is directly related to the increase in deposits resulting from the deposit of proceeds from the Bank’s offering of stock to the Fayetteville market and growth in each of the Bank’s three market areas. Interest-earning deposits in other banks increased from $1.1 million at December 31, 2002 to $2.0 million as of September 30, 2003. The Bank’s investment securities as of September 30, 2003 were $13.7 million and increased $148,000 from the $13.6 million held as of December 31, 2002. The investment portfolio as of September 30, 2003 consisted of $6.0 million in government agency debt securities, $5.0 million in mortgage-backed securities and $2.5 million in municipal securities. The unrealized gain on these securities at September 30, 2003 was $254,000.

At September 30, 2003, non-earning assets were $13.8 million, which reflect an increase of $5.7 million from the $8.1 million as of December 31, 2002. Non-earning assets as of September 30, 2003 included $3.1 million in premises and equipment, accrued interest receivable of $810,000 and other assets of $3.1 million. Included in other assets is $2.1 million in bank owned life insurance purchased in August 2003. This investment was made to provide a source of funding for a nonqualified employee benefit plan that is expected to be put in place during the fourth quarter of 2003. Non-interest-earning cash and due from bank balances totaled $6.8 million as of quarter end.

Total deposits at September 30, 2003 were $148.6 million and consisted of $19.0 million in non interest-bearing demand deposits, $32.7 million in money market and NOW accounts, $1.6 million in savings accounts, and $95.4 million in time deposits. Total deposits grew by $43.1 million from $105.5 as of December 31, 2002. Money market and NOW accounts grew by $11.7 million and time deposits grew by $28.7 million during the first nine months of 2003. Non- interest-bearing demand deposits increased by $2.4 million from $16.6 million as of December 31, 2002. The large increase in time deposits is the result of a certificate of deposit special promoted in connection with the opening of the Fayetteville office.

In February 2003, the Company took a $4.0 million advance on its line of credit with the FHLB to help fund loan growth. The advance is collateralized by a lien on 1-4 family first mortgage loans and matures in February 2006.

Total shareholders’ equity at September 30, 2003 was $27.2 million, an increase of $9.9 million from $17.3 million as of December 31, 2002. This increase was due to $9.1 million from the issuance of common stock and $794,000 in net income, partially offset by an unrealized loss of $63,000 in the Bank’s investment securities available for sale.

Comparison of Results of Operations for the

Three months ended September 30, 2003 and 2002

Net Income. During the third quarter of 2003, the Company generated net income of $290,000 compared with net income of $199,000 for the third quarter of 2002. Net income per share for the quarter ended September 30, 2003 was $.13 per share, basic, and $.12 per share, diluted, compared with net income per share of $.11, basic and diluted, for the third quarter of 2002. The increase in net income is primarily due to growth in interest-earning assets since September 30, 2002 and the resulting increase in net interest income in addition to growth in non-interest income. This increase was partially offset by an increase in non-interest expenses.

Net Interest Income. Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non interest-bearing liabilities and capital.

Net interest income increased $495,000 to $1.6 million for the quarter ended September 30, 2003. The Company’s total interest income benefited from strong growth in interest-earning assets. This growth was partially offset by lower yields caused by the repricing of interest-earning assets during this sustained period of lower interest rates. Average total interest-earning assets were $160.3 million in the third quarter of 2003 compared with $112.8 million during the same period one year earlier, while the yield on those assets dropped 75 basis points from 6.74% to 5.99%. The Company’s average interest-bearing liabilities grew by $40.3 million to $126.1 million since the quarter ended September 30, 2002, while the cost of those funds dropped from 3.30% to 2.52% or 78 basis points. For the quarter ended September 30, 2003, the Company’s net interest margin was 4.01% and our net interest spread was 3.84%. For the quarter ended September 30, 2002, net interest margin was 3.96% and net interest spread was 3.62%.

Provision for Loan Losses. The Company recorded a $214,000 provision for loan losses in the third quarter of 2003, representing a decrease of $42,000 over the $256,000 provision made in same period of 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In the third quarter of 2003, the provision for loan losses reflected loan charge-offs of $42,000 as well as accommodation for third quarter loan growth. In the third quarter of 2002, the provision for loan losses largely reflected loan charge-offs of $243,000. At September 30, 2003, the allowance for loan losses was $2.1 million, representing 1.59% of gross loans outstanding. At December 31, 2002, the allowance for loan losses was $1.5 million, or 1.55% of gross loans outstanding. There was $121,000 of nonaccrual loans at quarter end September 30, 2003, compared to $263,000 at December 31, 2002.

Non-Interest Income. Non-interest income for the quarter ended September 30, 2003 was $362,000, an increase of $175,000 over the third quarter of 2002. This increase is primarily due to increases in deposit service fees and charges of $48,000, other fees and income of $45,000, and other lending related income, which includes fees from presold mortgages, of $94,000. The growth in service fees and charges is directly related to the growth in transaction accounts since September 30, 2002 and the introduction of an overdraft protection product tied to qualifying demand deposits. The increase in other fees and income is due largely to income from bank owned life insurance of $15,000 and $19,000 in commissions earned from the Company’s relationship with Uvest, a third party brokerage service, which commenced in the first quarter of 2003. The increase in other lending related income is attributable to the continued strong mortgage loan demand due to low mortgage rates.

Non-Interest Expenses. Non-interest expenses increased by $594,000 to $1.3 million for the quarter ended September 30, 2003, from $725,000 for the quarter ended September 30, 2002. Included in non-interest expenses in the third quarter of 2003 was $278,000 in expenses related to the Company’s expansion into the Fayetteville market. The Company’s ratio of non-interest expenses to average total assets increased from 2.46% in the third quarter of 2002 to 3.07% in the third quarter of 2003. Salaries and employee benefits increased to $802,000 in the third quarter of 2003 from $409,000 in the same quarter of 2002 due mostly to the increase of Company personnel from 29 full-time equivalent employees at September 30, 2002 to 44 full-time equivalent employees at September 30, 2003. Occupancy and equipment expenses increased by $26,000 to $99,000 for the quarter ended September 30, 2003. Marketing and advertising expenses increased $24,000 to $39,000 for the third quarter of 2003. Professional fees increased from $30,000 in the third quarter 2002 to $41,000 in the same quarter 2003, due mostly to the expansion into the Fayetteville market. Information systems expenses increased $66,000 to $134,000 for the quarter ended September 30, 2003. Other operating expenses increased to $204,000 in the third quarter of 2003 compared with $130,000 for the same period of 2002.

Provision for Income Taxes. The Company’s effective tax rate was 36% and 40% for the quarters ended September 30, 2003 and 2002, respectively.

Comparison of Results of Operations for the

Nine months ended September 30, 2003 and 2002

Net Income. During the first nine months of 2003, the Company generated net income of $794,000 compared with net income of $551,000 for the same period of 2002. Net income per share for the nine months ended September 30, 2003 was $.41 per share, basic, and $.39 per share, diluted, compared with net income per share of $.33, basic and diluted, for the first nine months of 2002. The increase in net income is primarily due to growth in interest-earning assets since September 30, 2002 and the resulting increase in net interest income in addition to growth in non-interest income. This increase was partially offset by increases in the provision for loan losses and non-interest expenses.

Net Interest Income. Net interest income increased $1.3 million to $4.4 million for the nine months ended September 30, 2003. The Company’s total interest income benefited from strong growth in interest-earning assets. This growth was partially offset by lower yields caused by the repricing of interest-earning assets during this sustained period of lower interest rates. Average total interest-earning assets were $142.7 million in the first nine months of 2003 compared with $101.5 million during the same period one year earlier, while the yield on those assets dropped 47 basis points from 6.79% to 6.32%. The Bank’s average interest-bearing liabilities grew by $33 million to $110.1 million since September 30, 2002, while the cost of those funds dropped from 3.54% to 2.85% or 69 basis points. For the nine months ended September 30, 2003, the Company’s net interest margin was 4.12% and our net interest spread was 3.47%. For the same period in 2002, net interest margin was 4.10% and net interest spread was 3.75%.

Provision for Loan Losses. The Company recorded a $694,000 provision for loan losses in the first nine months of 2003, representing an increase of $52,000 over the $642,000 provision made in same period of 2002. In the first nine months of 2003, the provision for loan losses reflected loan charge-offs of $176,000 as well as accommodation for loan growth. In the same period of 2002, the provision for loan losses was in response to charge-offs of $246,000 as well as strong loan growth.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2003 was $938,000, an increase of $406,000 over the same period in 2002. This increase is primarily due to increases in deposit service fees and charges of $136,000, other fees and service charges of $81,000, and other lending related income, which includes fees from presold mortgages, of $139,000. The growth in service fees and charges is directly related to the growth in transaction accounts since September 30, 2002 and the introduction of an overdraft protection product tied to qualifying demand deposits. The increase in other fees and income is due largely to income from bank owned life insurance of $15,000 and $36,000 in commissions earned from the Company’s relationship with Uvest, a third party brokerage service, which commenced in the first quarter of 2003. The increase in other lending related income is attributable to the continued strong mortgage loan demand due to low mortgage rates.

Non-Interest Expenses. Non-interest expenses increased by $1.3 million to $3.4 million for the first nine months of 2003 from $2.1 million for the same period of 2002. Included in non-interest expenses during this period was $572,000 in expenses related to the Company’s expansion into the Fayetteville market. The Company’s ratio of non-interest expenses to average total assets increased from 2.62% in the nine months ended September 30, 2002 to 3.03% in the nine months ended Sept 30, 2003. Salaries and employee benefits increased to $2.0 million in the first nine months of 2003 from $1.2 million in the same period of 2002 due mostly to the increase of personnel from 29 full-time equivalent employees at September 30, 2002 to 44 full-time equivalent employees at September 30, 2003. Occupancy and equipment expenses increased by $54,000 to $245,000 for the nine months ended September 30, 2003. Marketing and advertising expenses increased $44,000 to $92,000 for the first nine months of 2003. Professional fees increased from $104,000 in the first nine months of 2002 to $192,000 in the same period of 2003, due mostly to the expansion into the Fayetteville market. Information systems expenses were also impacted by the Company’s expansion efforts, increasing $126,000 to $326,000 for the nine months ended September 30, 2003. Other operating expenses increased to $530,000 in the first nine months of 2003 compared with $340,000 for the same period of 2002.

Provision for Income Taxes. The Company’s effective tax rate was 36% and 41% for the nine months ended September 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 26.2% of total assets at September 30, 2003.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $4 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), it may obtain advances of up to 30% of its assets. Another source of short-term borrowings are securities sold under agreements to repurchase. At September 30, 2003, borrowings consisted of an advance from the FHLB of $4.0 million, which carries an interest rate of 2.65% and a maturity date of February 2006, and securities sold under agreements to repurchase of $1.9 million.

Total deposits were $148.6 million at September 30, 2003. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 64% of total deposits at September 30, 2003. Time deposits of $100,000 or more represented 19.4% of the Company’s total deposits at September 30, 2003. At September 30, 2003, the Company had $495,000 in brokered time deposits. Management believes most other time deposits are relationship-

oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs.

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier I capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 14.9% at September 30, 2003. As the following table indicates, at September 30, 2003, the Bank exceeded regulatory capital requirements.

	At September 30, 2003
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	21.13%	8.00%	10.00%
Tier 1 risk-based capital ratio	19.87%	4.00%	6.00%
Leverage ratio	15.86%	4.00%	5.00%

Management expects that the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

Item 3. - Controls and Procedures

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b)	No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2. Changes in Securities

During the quarter ended September 30, 2003, the Bank concluded a public offering of its common shares whereby 703,346 shares of common stock were sold at a price of $13 per share, generating gross proceeds of $9.1 million and net proceeds of nearly $9.1 million after deducting costs of $52,000 incurred in the offering. This offering, which was conducted on a best efforts basis, was exempt from registration under section 3(a)2 of the Securities Act of 1933. The proceeds from this offering will be used to capitalize a new Fayetteville, NC subsidiary bank that will acquire the Bank’s existing branch in that city. Pending capitalization of the new bank, the proceeds from the offering have been invested in federal funds sold.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

There were six reports on Form 8-K were filed by the Company or the Bank during the quarter ended September 30, 2003, as follows:

On July 23, 2003, a report was filed by the Bank with the FDIC to report results of New Century Bank’s public offering of common stock and to report updated information regarding the Bank’s holding company reorganization and the organization and capitalization of a new bank in Fayetteville, NC.

On August 5, 2003, a report was filed by the Bank with the FDIC in connection with the Bank’s press release reporting its financial results for the quarter ended June 30, 2003.

On August 14, 2003, a report was filed by the Bank with the FDIC in connection with New Century Bank’s announcement of the North Carolina Banking Commission’s approval of the application of organizers in Fayetteville, North Carolina to charter a new commercial bank to be known as “New Century Bank of Fayetteville.”

On September 19, 2003, a report was filed by the Company with Securities and Exchange Commission as its initial report to the SEC and as notice that New Century Bancorp, Inc. is the successor issuer to New Century Bank and thereby subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder, and in accordance therewith files reports and other information with the SEC. The first regular report to be filed by the Registrant with the SEC is the report on Form 10-QSB for period ending September 30, 2003.

On September 19, 2003, a report was filed by the Bank with the FDIC in connection with New Century Bank’s filing of Form 15 with the FDIC resulting from the reorganization of the Bank into a holding company form of organization pursuant to the Agreement and Plan of Reorganization and Share Exchange dated May 23, 2003 and approved by the Federal Reserve Bank of Richmond and the shareholders of New Century Bank at the Bank’s annual meeting on June 30, 2003. New Century Bancorp, Inc. is subject to the rules of the SEC and will file reports and other information with the SEC in accordance therewith. New Century Bank will make no such further reports to the FDIC.

On September 29, 2003, a report was filed by the Company with the SEC in connection with the Company’s press release announcing an eleven-for-ten stock split to be effected in the form of a 10% stock dividend, distributable on October 24, 2003 to shareholders of record as of October 10, 2003.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.

Date: November 13, 2003	By:	/s/ John Q. Shaw, Jr.
John Q. Shaw, Jr.
President and Chief Executive Officer

Date: November 13, 2003	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Senior Vice President and Chief Financial Officer