Form 10KSB
period 2003-12-31
NEW CENTURY BANCORP INC
filed 2004-03-30
CIK 1263762

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2003

Commission File No. 000-50400

NEW CENTURY BANCORP, INC.

(Exact Name of Registrant as specified in its charter)

NORTH CAROLINA

(State of Incorporation)

20-0218264

(I.R.S. Employer Identification No.)

700 West Cumberland Street

Dunn, North Carolina 28335

(Address of Principal Office)

(910) 892-7080

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the year ended December 31, 2003 were $10,511,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 26, 2004 was approximately $40,242,000.

The number of shares of the Registrant’s Common Stock outstanding on March 26, 2004 was 2,541,655.

Documents Incorporated by Reference:

1.	Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2003 (Part II)

2.	Proxy Statement for the 2004 Annual Meeting of Shareholders (Part III).

Transitional Small Business Format Yes ☐ No ☒

FORM 10-KSB CROSS-REFERENCE INDEX

		FORM 10-KSB	PROXY STATEMENT	ANNUAL REPORT
PART I

Item 1 –	Description of Business	X
Item 2 –	Description of Property	X
Item 3 –	Legal Proceedings	X
Item 4 –	Submission of Matters to a Vote of Security Holders	X

PART II

Item 5 –	Market for Common Equity and Related Stockholder Matters	X
Item 6 –	Management’s Discussion & Analysis or Plan of Operation			X
Item 7 –	Financial Statements			X
Item 8 –	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	X
Item 8A –	Controls and Procedures	X

PART III

Item 9 –	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	X	X
Item 10 –	Executive Compensation		X
Item 11 –	Security Ownership of Certain Beneficial Owners and Management		X
Item 12 –	Certain Relationships and Related Transactions		X
Item 13 –	Exhibits and Reports on Form 8-K	X
Item 14 –	Principal Accountant Fees and Services		X

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

(a)-(b)

General

New Century Bancorp, Inc. (the “Registrant”) was incorporated under the laws of the State of North Carolina on May 14, 2003, at the direction of the Board of Directors of New Century Bank, for the purpose of serving as the bank holding company for New Century Bank and became the holding company for New Century Bank on September 19, 2003. To become New Century Bank’s holding company, Registrant received approval of the Federal Reserve Board as well as New Century Bank’s shareholders. Upon receiving such approval, each share of $5.00 par value common stock of New Century Bank was exchanged on a one-for-one basis for one share of $1.00 par value common stock of the Registrant.

The Registrant operates for primary purpose of serving as the holding company for its subsidiary depository institutions, New Century Bank and New Century Bank of Fayetteville (collectively, the “Banks”). The Registrant’s headquarters are located at 700 West Cumberland Street, Dunn, North Carolina 28335.

New Century Bank was incorporated on May 19, 2000 as a North Carolina-chartered commercial bank, opened for business on May 24, 2000, and is located at 700 West Cumberland Street, Dunn, North Carolina.

New Century Bank of Fayetteville was incorporated on December 23, 2003 as a North Carolina-chartered commercial bank, opened for business on January 2, 2004, and is located at 2806 Raeford Road Fayetteville NC 28303, Fayetteville, North Carolina.

The Banks operate for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in their respective market areas. The Banks offers a range of banking services including checking and savings accounts, commercial, consumer, mortgage and personal loans, and other associated financial services.

Primary Market Area

The Registrant’s market area consists of Harnett, Cumberland, Johnston, and Sampson Counties, North Carolina. The Registrant’s market area has a population of over 530,000 with an average household income of over $49,447.

The June 2003 total deposits in the Registrant’s market area exceeded $3.9 billion. The leading economic components of Harnett and Johnston Counties are services, manufacturing, and retail trade. In contrast, Cumberland County’s leading sector is federal military government, followed by services and retail trade. In Sampson County, leading employers include manufacturing, services, and state and local government. The largest employers in the Registrant’s market area include Goodyear Tire & Rubber Co., Black & Decker, Bayer, and Morganite, Inc.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. As of June 30, 2003, the Registrant’s market area indicates that there were 142 offices of 20 different commercial and savings institutions (27 in Harnett County, 35 in Johnston County, 63 in Cumberland County, and 17 in Sampson County).

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of Registrant’s competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina.

Despite the competition in its market areas, Registrant believes that it has certain competitive advantages that distinguish it from its competition. Registrant believes that its primary competitive advantages are its strong local identity and affiliation with the community and its emphasis on providing specialized services to small and medium-sized business enterprises, as well as professional and upper-income individuals. Registrant offers customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. Registrant offers many personalized services and intends to attract customers by being responsive and sensitive to their individualized needs. Registrant also relies on goodwill and referrals from shareholders and satisfied customers, as well as traditional media to attract new customers. To enhance a positive image in the community, Registrant supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Employees

As of December 31, 2003, the Registrant employed 49 full-time and 8 part-time employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

REGULATION

Regulation of the Banks

The Banks are extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Registrant and the Banks.

State Law. The Banks are subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Banks are required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. As member institutions of the FDIC, the Banks’ deposits are insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund, administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The Bank Insurance Fund assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2003, the Registrant was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 17.36% and 18.61%, respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s interest rate risk management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the “Federal Deposit Insurance Corporation Improvement Act of 1991” below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Banks to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDIC Improvement Act”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. The FDIC Improvement Act provides for, among other things:

•	publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

•	the establishment of uniform accounting standards by federal banking agencies,

•	the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

•	additional grounds for the appointment of a conservator or receiver, and

•	restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

The FDIC Improvement Act also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of the FDIC Improvement Act is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to the FDIC Improvement Act, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

The FDIC Improvement Act provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. The FDIC Improvement Act also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions.

Miscellaneous. The dividends that may be paid by the Banks are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid by one of the Banks unless its capital surplus is at least 50% of its paid-in capital.

The earnings of the Banks will be affected significantly by the policies of the Federal Reserve Board, which is responsible for regulating the United States money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Banks.

The Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Banks’ operations.

Regulation of the Registrant

Federal Regulation. The Registrant is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis.

The Registrant is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is required for the Registrant to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than five percent of any class of voting shares of such bank or bank holding company.

The merger or consolidation of the Registrant with another bank, or the acquisition by the Registrant of assets of another bank, or the assumption of liability by the Registrant to pay any deposits in another bank, will require the prior written approval of the primary federal bank regulatory agency of the acquiring or surviving bank under the federal Bank Merger Act. The decision is based upon a consideration of statutory factors similar to those outlined above with respect to the Bank Holding Company Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the Bank Holding Company Act and/or the North Carolina Banking Commission may be required.

The Registrant is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Registrant’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

The status of the Registrant as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal

Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services;

•	acting as fiduciary, investment or financial advisor;

•	leasing personal or real property;

•	making investments in corporations or projects designed primarily to promote community welfare; and

•	acquiring a savings and loan association.

In evaluating a written notice of such an acquisition, the Federal Reserve Board will consider various factors, including among others the financial and managerial resources of the notifying bank holding company and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of such company. The Federal Reserve Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. The required notice period may be extended by the Federal Reserve Board under certain circumstances, including a notice for acquisition of a company engaged in activities not previously approved by regulation of the Federal Reserve Board. If such a proposed acquisition is not disapproved or subjected to conditions by the Federal Reserve Board within the applicable notice period, it is deemed approved by the Federal Reserve Board.

However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which became effective on March 11, 2000, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve Board considers to be closely related to banking.

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Registrant has not yet elected to become a financial holding company.

Under the Modernization Act, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. We cannot predict the full sweep of the new legislation.

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

•	a leverage capital requirement expressed as a percentage of adjusted total assets;

•	a risk-based requirement expressed as a percentage of total risk-weighted assets; and

•	a Tier 1 leverage requirement expressed as a percentage of adjusted total assets.

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others.

The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

Source of Strength for Subsidiaries. Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries’ compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Registrant’s ability to pay cash dividends depends upon the cash dividends the Registrant receives from the Banks. At present, the Registrant’s only source of income is dividends paid by the Banks and interest earned on any investment securities the Registrant holds. The Registrant must pay all of its operating expenses from funds it receives from the Banks. Therefore, shareholders may receive dividends from the Registrant only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the Banks to us will likely be limited to amounts needed to pay any separate expenses of the Registrant and/or to make required payments on our debt obligations, including the debentures which will fund the interest payments on our trust preferred securities.

The FDIC Improvement Act requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Community Development and Regulatory Improvement Act of 1994, to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. In 1995, the agencies adopted regulations requiring as part of the assessment of an institution’s capital adequacy the consideration of (a) identified concentrations of credit risks, (b) the exposure of the institution to a decline in the value of its capital due to changes in interest rates and (c) the application of revised conversion factors and netting rules on the institution’s potential future exposure from derivative transactions.

In addition, the agencies in September 1996 adopted amendments to their respective risk-based capital standards to require banks and bank holding companies having significant exposure to market risk arising from, among other things, trading of debt instruments, (1) to measure that risk using an internal value-at-risk model conforming to the parameters established in the agencies’ standards and (2) to maintain a commensurate amount of additional capital to reflect such risk. The new rules were adopted effective January 1, 1997, with compliance mandatory from and after January 1, 1998.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would be applicable to the Registrant because it maintains two separate subsidiary depository institutions.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Banks, the Registrant, any subsidiary of the Registrant and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would also apply to guarantees of capital plans under the FDIC Improvement Act.

Interstate Branching

Under the Riegle Community Development and Regulatory Improvement Act (the “Riegle Act”), the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle Act. These mergers are also subject to similar aging and deposit concentration limits.

North Carolina “opted-in” to the provisions of the Riegle Act. Since July 1, 1995, an out-of-state bank that did not already maintain a branch in North Carolina was permitted to establish and maintain a de novo branch in North Carolina, or acquire a branch in North Carolina, if the laws of the home state of the out-of-state bank permit North Carolina banks to engage in the same activities in that state under substantially the same terms as permitted by North Carolina. Also, North Carolina banks may merge with out-of-state banks, and an out-of-state bank resulting from such an interstate merger transaction may maintain and operate the branches in North Carolina of a merged North Carolina bank, if the laws of the home state of the out-of-state bank involved in the interstate merger transaction permit interstate merger.

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant’s operations.

ITEM 2 - PROPERTIES

The following table sets forth the location of the main and branch offices of the Registrant’s subsidiary depository institutions, New Century Bank and New Century Bank of Fayetteville, as well as certain information relating to these offices to date.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased
Main Office 700 West Cumberland Street Dunn, NC 28110	2001	12,600	Owned

Clinton Office 506 South East Boulevard Clinton, NC 28328	2002	2,200	Leased

Goldsboro Office 435 Spence Avenue Goldsboro, NC 27534	2004	2,448	Owned

New Century Bank of Fayetteville 2806 Raeford Road Fayetteville, NC 28303	2004	2,160	Leased

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from page 40 of the Registrant’s 2003 Annual Report to Shareholders, filed herewith as Exhibit 13.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Incorporated by reference from pages 4 through 13 of the Registrant’s 2003 Annual Report to Shareholders, filed herewith as Exhibit 13.

ITEM 7 - FINANCIAL STATEMENTS

Incorporated by reference from pages 14 through 37 of the Registrant’s 2003 Annual Report to Shareholders, filed herewith as Exhibit 13.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8a - CONTROLS AND PROCEDURES

The Registrant’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Registrant’s disclosure controls and procedures as of December 31, 2003. Based on their evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There have been no changes in the Registrant’s internal control over financial reporting identified in connection with the evaluation described above that occurred during the Registrant’s last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference from pages 5 through 9 of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

The Registrant has adopted a code of ethics that applies, among others to its principal executive offices and principal financial officer. The Registrant’s code of ethics will be provided to any person upon written request made to Brenda Bonner, 700 W. Cumberland Street, Dunn, NC 28335.

ITEM 10 - EXECUTIVE COMPENSATION

Incorporated by reference from pages 9 through 11 of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from pages 3 through 4 of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

In 2000, the shareholders of New Century Bank approved the New Century Bank 2000 Nonqualified Stock Option Plan for Directors (the “Nonqualified Plan”) and the New Century Bank 2000 Incentive Stock Option Plan (the “Incentive Plan”). Both plans were adopted by the Registrant upon its organization as the holding company for New Century Bank on September 19, 2003. Options to purchase up to 117,496 shares of the Registrant’s common stock have been granted pursuant to the Nonqualified Plan. The maximum number of shares reserved for issuance upon the exercise of options granted under the Nonqualified Plan is 117,496 (adjusted). Options to purchase up to 110,682 shares of the Registrant’s common stock have been granted pursuant to the Incentive Plan. The maximum number of shares reserved for issuance upon the exercise of options granted under the Incentive Plan is 117,496 (adjusted). Option prices for both plans are established at market value at the time of grant. The following chart contains details of the grants:

Plan Category	Number of securities to be issued upon exercise of outstanding options, (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nonqualified – 117,496 Incentive – 110,682	$9.09 $9.11	-0- 6,814
Equity compensation plans not approved by security holders	None	N/A	None
Total	228,178	$9.10	6,814

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from pages 4 and 12 of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 13 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3(i)	Articles of Incorporation of Registrant (Filed herewith)

3(ii)	Bylaws of Registrant (Filed herewith)

4	Form of Stock Certificate (Filed herewith)

10(i)	2000 Incentive Stock Option Plan (Filed herewith)

10(ii)	2000 Nonqualified Stock Option Plan for Directors (Filed herewith)

10(iii)	Employment Agreement between the Registrant and John Q. Shaw, Jr. (Filed herewith)

10(iv)	Employment Agreement between the Registrant and Lisa F. Campbell (Filed herewith)

10(v)	Employment Agreement between the Registrant and B. Darrell Fowler (Filed herewith)

10(vi)	Salary Continuation Agreement with John Q. Shaw, Jr. (Filed herewith)

13	Registrant’s 2003 Annual Report to Shareholders (Filed herewith)

21	Subsidiaries (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99(i)	Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders (Filed with the Securities and Exchange Commission pursuant to Rule 14a-6)

(b)	Reports Filed on Form 8-K

During the quarter ended December 31, 2003, the Registrant filed four Current Reports on Form 8-K on the following dates: October 2, 2003 (reporting under Item 5), October 23, 2003 (reporting under Items 5, 7 and 12), November 20, 2003 (reporting under Item 5), and November 25, 2003 (reporting under Item 5). The Registrant also filed one amended current report on Form 8-K/A on October 28, 2003 (reporting under Items 5, 7 and 12).

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from page 19 of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.
Registrant

By:	/s/ John Q. Shaw, Jr.

John Q. Shaw, Jr.
President and Chief Executive Officer

Date: March 30, 2004

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Q. Shaw, Jr.	March 30, 2004

John Q. Shaw, Jr., President, Chief Executive Officer and Director

/s/ Lisa F. Campbell	March 30, 2004

Lisa F. Campbell, Vice President and Chief Financial Officer

/s/ J. Gary Ciccone	March 30, 2004

J. Gary Ciccone, Director

/s/ John W. McCauley	March 30, 2004

John W. McCauley, Director

/s/ Oscar N. Harris	March 30, 2004

Oscar N. Harris, Director

/s/ Clarence L. Tart, Jr.	March 30, 2004

Clarence L. Tart, Jr., Director

/s/ Gerald W. Hayes, Jr.	March 30, 2004

Gerald W. Hayes, Jr., Director

/s/ Thurman C. Godwin, Jr.	March 30, 2004

Thurman C. Godwin, Jr., Director

/s/ Carlie C. McLamb	March 30, 2004

Carlie C. McLamb, Director

March 30, 2004

Anthony Rand, Director

EXHIBIT INDEX

Exhibit Number	Exhibit

3(i)	Articles of Incorporation.	Filed herewith

3(ii)	Bylaws	Filed herewith

4	Form of Stock Certificate	Filed herewith

10(i)	2000 Incentive Stock Option Plan	Filed herewith

10(ii)	2000 Nonstatutory Stock Option Plan	Filed herewith

10(iii)	Employment Agreement of John Q. Shaw, Jr.	Filed herewith

10(iv)	Employment Agreement of Lisa F. Campbell	Filed herewith

10(v)	Employment Agreement of B. Darrell Fowler	Filed herewith

10(vi)	Executive Supplemental Retirement Plan Agreement with John Q. Shaw, Jr.	Filed herewith

13	Registrant’s 2003 Annual Report to Shareholders	Filed herewith

21	Subsidiaries	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

99(i)	Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders	*

*	Filed with the Securities and Exchange Commission pursuant to Rule 14a-6.