Form 10QSB
period 2004-03-31
NEW CENTURY BANCORP INC
filed 2004-05-14
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Common Stock, $1 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 10, 2004, the registrant had outstanding 2,541,655 shares of Common Stock, $1 par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (Unaudited)	December 31, 2003*
	(In thousands)
ASSETS

Cash and due from banks	$5,212	$4,074
Interest-earning deposits in other banks	475	1,821
Federal funds sold	21,183	16,102
Investment securities available for sale, at fair value	12,628	12,637
Loans	190,603	151,930
Allowance for loan losses	(2,954)	(2,355)

NET LOANS	187,649	149,575
Accrued interest receivable	886	791
Stock in Federal Home Loan Bank of Atlanta, at cost	450	450
Stock in The Bankers Bank, at cost	49	49
Foreclosed real estate	80	218
Bank premises and equipment	3,442	3,285
Investment in life insurance	2,140	2,118
Other assets	1,045	693

TOTAL ASSETS	$235,239	$191,813

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$26,866	$24,265
Savings	2,199	1,808
Money market and NOW	51,082	34,332
Time	115,519	91,566

TOTAL DEPOSITS	195,666	151,971
Securities sold under agreements to repurchase	2,772	2,714
Federal Home Loan Bank of Atlanta advance	9,000	9,000
Accrued interest payable	159	156
Accrued expenses and other liabilities	243	706

TOTAL LIABILITIES	207,840	164,547

Shareholders’ equity:
Common stock, $1 par value, 10,000,000 shares authorized; 2,541,655 shares issued and outstanding	2,542	2,542
Additional paid-in capital	22,481	22,481
Retained earnings	2,184	2,100
Accumulated other comprehensive income	192	143

TOTAL SHAREHOLDERS’ EQUITY	27,399	27,266

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$235,239	$191,813

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$2,736	$1,896
Federal funds sold and interest-earning deposits in other banks	42	22
Investments	120	148

TOTAL INTEREST INCOME	2,898	2,066

INTEREST EXPENSE
Money market, NOW and savings deposits	128	92
Time deposits	728	643
Federal Home Loan Bank of Atlanta advance	51	10
Securities sold under agreements to repurchase	7	8

TOTAL INTEREST EXPENSE	914	753

NET INTEREST INCOME	1,984	1,313
PROVISION FOR LOAN LOSSES	603	270

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,381	1,043

NON-INTEREST INCOME	348	274

NON-INTEREST EXPENSE
Personnel	942	564
Occupancy and equipment	115	72
Marketing and advertising	31	25
Professional fees	63	90
Information systems	140	83
Other operating expense	316	145

TOTAL NON-INTEREST EXPENSE	1,607	979

INCOME BEFORE INCOME TAXES	122	338
INCOME TAXES	38	124

NET INCOME	$84	$214

NET INCOME PER SHARE
Basic	$.03	$.12

Diluted	$.03	$.12

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	2,541,655	1,768,186

Diluted	2,634,904	1,854,132

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84	$214
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	603	270
Depreciation	61	54
Net amortization of investment premiums	15	19
Increase in loans held for sale	(2,251)	—
Loss on sale of foreclosed real estate	7	—
Gain on sale of bank premises and equipment	(1)	—
Increase in cash surrender value of bank owned life insurance	(22)	—
Change in assets and liabilities:
Increase in accrued interest receivable and other assets	(478)	(16)
Decrease in accrued expenses and other liabilities	(460)	(954)

NET CASH USED BY OPERATING ACTIVITIES	(2,442)	(413)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	—	(111)
Purchases of investment securities available for sale	(506)	(1,821)
Maturities and prepayments of investment securities available for sale	580	1,247
Net increase in gross loans outstanding	(36,426)	(12,333)
Proceeds from sale of bank premises and equipment	25	—
Proceeds from sale of foreclosed real estate	131	—
Purchases of bank premises and equipment	(242)	(17)

NET CASH USED BY INVESTING ACTIVITIES	(36,438)	(13,035)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	43,695	10,998
Increase (decrease) in repurchase agreements	58	(57)
Proceeds from FHLB advance	—	4,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,753	14,941

NET INCREASE IN CASH AND DUE FROM BANKS	4,873	1,493

CASH AND DUE FROM BANKS, BEGINNING	21,997	10,482

CASH AND DUE FROM BANKS, ENDING	$26,870	$11,975

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,214	$761
Income tax paid	—	440
Unrealized gain on investment securities available for sale, net of tax	49	39

See accompanying notes.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

New Century Bancorp, Inc. (“Company”) is a bank holding company whose principal business activity consists of ownership of New Century Bank and New Century Bank of Fayetteville (collectively referred to as the “Banks”). New Century Bank became a wholly-owned subsidiary of the Company as part of a holding company reorganization in September 2003. On June 17, 2003, the Bank opened an office in Fayetteville, which operated as a branch of New Century Bank until January 2, 2004, when the Fayetteville office was sold to New Century Bank of Fayetteville, a de novo banking corporation, which now operates as a wholly owned subsidiary of the Company. The consolidated financial statements include the accounts of the Company and the Banks. All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2003 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - LOAN COMMITMENTS

At March 31, 2004, loan commitments were $51,004,000.

NOTE C - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. A summary of shares outstanding follows:

	Three Months Ended March 31,
	2004	2003
Weighted average shares used for basic net income per share	2,541,655	1,768,186

Incremental shares from assumed exercise of stock options	93,249	85,946

Weighted average shares used for diluted net income per share	2,634,904	1,854,132

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE C - PER SHARE RESULTS (Continued)

On September 26, 2003, the Board of Directors of the Company declared an 11-for-10 stock split in the form of a 10% stock dividend. The stock split was payable to shareholders of record as of October 10, 2003, and upon surrender of New Century Bank stock certificates in the holding company reorganization described in Note A. All references to average shares outstanding and net income per share have been adjusted to reflect this stock split.

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

	Three Months Ended March 31,
	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$84	$214
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	11

Pro forma	$84	$203

Basic net income per share:
As reported	$.03	$.12
Pro forma	.03	.11

Diluted net income per share:
As reported	$.03	$.12
Pro forma	.03	.11

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE E - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2004	2003
	(Amounts in thousands)
Net income	$84	$214

Other comprehensive income:
Net increase in the fair value of investment securities available for sale, net of tax	49	39

Total comprehensive income	$133	$253

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

Overview

The Company is a commercial bank holding company that was incorporated on September 19, 2003 and has two subsidiaries, New Century Bank, which was acquired as part of the Bank’s holding company reorganization, and New Century Bank of Fayetteville, a de novo institution which was formed on January 2004 (collectively referred to as the “Banks”). New Century Bancorp, Inc.’s only business activity is the ownership of the Banks. Accordingly, this discussion focuses primarily on the financial condition and operating results of the Banks.

New Century Bank opened for business on May 24, 2000 as a North Carolina-chartered banking corporation. On June 17, 2003, the New Century Bank opened an office in Fayetteville, which operated as a branch of New Century Bank until New Century Bank of Fayetteville received its charter on January 2, 2004. At that time, the Fayetteville office was sold to New Century Bank of Fayetteville. Also on January 22, 2004, New Century Bank opened an office in Goldsboro, North Carolina.

The Banks’ lending activities are oriented to the consumer/retail customer as well as to the small-to-medium sized business located in Harnett, Cumberland, Johnston, and Sampson counties. The Banks offer the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Banks include small business and personal checking, savings accounts and certificates of deposit. The Banks concentrate on customer relationships in building their customer deposit base and compete aggressively in the area of transaction accounts.

Comparison of Financial Condition at

March 31, 2004 and December 31, 2003

During the first three months of 2004, total assets grew by $43 million from $191.8 million at December 31, 2003 to $235.2 million at March 31, 2004. Earning assets at March 31, 2004 totaled $224.9 million and consisted of $190.6 million in gross loans, $12.6 million in investment securities and $21.2 million in overnight investments. Total deposits and shareholders’ equity at March 31, 2004 were $195.7 million and $27.4 million, respectively. In general, the strong opening of the Goldsboro branch coupled with continued growth in the Dunn, Clinton and Fayetteville markets drove balance sheet growth.

Since the end of 2003, gross loans have grown $38.7 million to $190.6 million as of March 31, 2004. Gross loans as of March 31, 2004 consisted of $59.1 million in commercial and industrial loans, $81.2 million in commercial real estate loans, $14.7 million in consumer loans and $35.6 million in residential real estate and construction loans. As of quarter end, there were $3.6 million in loans held for sale. Management has established an allowance for loan losses of $2.9 million or 1.55% of gross loans outstanding. There were twenty-five loans with an aggregate principal balance of $1,087,000 that were 30 days or more past due. This includes four loans with an aggregate balance of $180,000 that were more than 90 days past due and on a non-accrual basis and four loans with an aggregate principal balance of $52,000 that were more than 90 days past due and still accruing. There was also one loan with a principal balance of $8,000 that was less than 90 days past due but placed on a non-accrual basis.

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At March 31, 2004, federal funds sold were $21.2 million, an increase of $5.1 million from the $16.1 million held as of December 31, 2004. Interest-earning deposits in other banks decreased from $1.8 million at December 31, 2003 to $475,000 as of March 31, 2004. The Bank’s investment securities as of March 31, 2004 were $12.6 million, essentially unchanged from December 31, 2003. The investment portfolio as of March 31, 2004 consisted of $5.3 million in government agency debt securities, $4.5 million in mortgage-backed securities and $2.5 million in municipal securities. The unrealized gain on these securities at March 31, 2004 was $313,000.

At March 31, 2004, non-earning assets were $13.3 million, which reflect an increase of $1.6 million from the $11.7 million as of December 31, 2003. Non-earning assets as of March 31, 2004 included $3.4 million in premises and equipment, accrued interest receivable of $886,000 and other assets of $3.8 million. Included in other assets is $2.1 million in bank owned life insurance purchased in August 2003. This investment was made to provide a source of funding for a nonqualified employee benefit plan that was put in place during the fourth quarter of 2003. Non-interest-earning cash and due from bank balances totaled $5.2 million as of quarter end.

Total deposits at March 31, 2004 were $195.7 million and consisted of $26.9 million in non interest-bearing demand deposits, $51.1 million in money market and NOW accounts, $2.2 million in savings accounts, and $115.5 million in time deposits. Total deposits grew by $43.8 million from $151.9 as of December 31, 2003. Money market and NOW accounts grew by $16.8 million and time deposits grew by $23.9 million during the first three months of 2004. Non- interest-bearing demand deposits increased by $2.6 million from $24.3 million as of December 31, 2003. The large increase in time deposits is the result of a certificate of deposit special promoted in connection with the opening of the Fayetteville office.

As of March 31, 2004, the Company has $9.0 million in advances outstanding on its line of credit with the FHLB. The advances are collateralized by a lien on 1-4 family first mortgage loans with $4.0 million maturing in February 2006 and $5.0 million maturing in June 2005.

Total shareholders’ equity at March 31, 2004 was $27.4 million, an increase of $133,000 from $27.3 million as of December 31, 2003. This increase was due to $84,000 in net income and an unrealized gain of $49,000 in the Bank’s investment securities available for sale.

Comparison of Results of Operations for the

Three months ended March 31, 2004 and 2003

Net Income. During the first quarter of 2004, the Company generated net income of $84,000 compared with net income of $214,000 for the third quarter of 2003. Net income per share for the quarter ended March 31, 2003 was $.03 per share, basic and diluted, compared with net income per share of $.12, basic and diluted, for the first quarter of 2003. The decrease in net income is due to the higher provision for loan losses as a result of strong loan volume and an increase in non-interest expenses due to the Company’s expansion into two new markets since the first quarter of 2003.

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

Net interest income increased $671,000 to nearly $2.0 million for the quarter ended March 31, 2004. The Company’s total interest income benefited from strong growth in interest-earning assets. This growth was partially offset by lower yields caused by the repricing of interest-earning assets during this sustained period of lower interest rates. Average total interest-earning assets were $197.5 million in the first quarter of 2004 compared with $126.3 million during the same period one year earlier, while the yield on those assets dropped 73 basis points from 6.63% to 5.90%. The Company’s average interest-bearing liabilities grew by $57.1 million to $155.9 million since the quarter ended March 31, 2003, while the cost of those funds dropped from 3.09% to 2.36% or 73 basis points. For the quarter ended March 31, 2004, the Company’s net interest margin was 4.04% and our net interest spread was 3.87%. For the quarter ended March 31, 2003, net interest margin was 4.21% and net interest spread was 3.54%.

Provision for Loan Losses. The Company recorded a $603,000 provision for loan losses in the first quarter of 2004, representing an increase of $333,000 over the $270,000 provision made in same period of 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In the first quarter of 2004, the provision for loan losses reflected loan charge-offs of $8,000 as well as accommodation for loan growth of $38.7 million. In the first quarter of 2003, the provision for loan losses reflected loan charge-offs of $78,000 as well as accommodation for loan growth of $12.3 million. At March 31, 2004, the allowance for loan losses was $2.9 million, representing 1.55% of gross loans outstanding. At December 31, 2003, the allowance for loan losses was $2.4 million, or 1.55% of gross loans outstanding. There was $180,000 of nonaccrual loans at quarter end March 31, 2004, compared to $190,000 at December 31, 2003.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2004 was $348,000, an increase of $74,000 over the first quarter of 2003. This increase is primarily due to increases in deposit service fees and charges of $57,000 and in other fees and income of $27,000. These increases were partially offset by a decrease in other lending related income, which includes fees from presold mortgages, of $11,000. The growth in service fees and charges is directly related to the growth in transaction accounts since March 31, 2003 and the introduction of an overdraft protection product tied to qualifying demand deposits during February 2003. The increase in other fees and income is due largely to income from bank owned life insurance of $22,000 and $10,000 in commissions earned from the Company’s relationship with Uvest, a third party brokerage service, which commenced in the first quarter of 2003. Other lending related income decreased from the first quarter of 2003 due to a decline in mortgage refinancing activity, which caused a drop in fees from presold mortgages.

Non-Interest Expenses. Non-interest expenses increased by $628,000 to $1.6 million for the quarter ended March 31, 2004, from $979,000 for the quarter ended March 31, 2003. The Company’s ratio of non-interest expenses to average total assets increased from 3.00% in the first quarter of 2003 to 3.09% in the first quarter of 2004. Substantially all in non-interest expenses are directly related to the Company’s expansion into two new markets, Fayetteville and Goldsboro, since March 31, 2003. Salaries and employee benefits increased to $942,000 in the first quarter of 2004 from $564,000 in the same quarter of 2003 due mostly to the increase of Company personnel from 36 full-time equivalent employees at March 31, 2003 to 61 full-time equivalent employees at March 31, 2004. Occupancy and equipment expenses increased by $43,000 to $115,000 for the quarter ended March 31, 2004. Marketing and advertising expenses increased $6,000 to $31,000 for the first quarter of 2004. Professional fees decreased to $63,000 in first quarter 2003 from $90,000 in the first quarter 2003, which included legal and other professional fee expenses related to our 2003 expansion into the Fayetteville market and holding company reorganization. Information systems expenses increased $57,000 to $140,000 for the quarter ended March 31, 2004. Other operating expenses increased to $316,000 in the first quarter of 2004 compared with $145,000 for the same period of 2003.

Provision for Income Taxes. The Company’s effective tax rate was 31% and 37% for the quarters ended March 31, 2004 and 2003, respectively. This decrease in the effective tax rate resulted because tax exempt interest income represented a larger portion of income before income taxes in the current quarter than in the first quarter of 2003.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 17% of total assets at March 31, 2004.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $19.0 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), we may obtain advances of up to 30% of our assets, subject to available collateral. A floating lien of $10.2 million of qualifying loans is pledged to FHLB to secure borrowings. Another source of short-term borrowings are securities sold under agreements to repurchase. At March 31, 2004, borrowings consisted of two advances from the FHLB totaling $9.0 million, and securities sold under agreements to repurchase of $2.8 million.

Total deposits were $195.7 million at March 31, 2004. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 59.1% of total deposits at March 31, 2004. Time deposits of $100,000 or more represented 16.3% of the Company’s total deposits at March 31, 2004. At March 31, 2004, the Company had $1.4 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While we will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs.

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier I capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 11.65% at March 31, 2004. As the following table indicates, at March 31, 2004, the Company exceeded regulatory capital requirements.

	At March 31, 2004
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	15.27%	8.00%	10.00%
Tier 1 risk-based capital ratio	14.00%	4.00%	6.00%
Leverage ratio	13.01%	4.00%	5.00%

Management expects that the Company will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

Item 3. - Controls and Procedures

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b)	No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on January 9, 2004 (reporting under Item 5) and a Current Report on Form 8-K on March 12, 2004 (reporting under Items 5, 7 and 12).

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.

Date: May 13, 2004	By:	/s/ John Q. Shaw, Jr.
John Q. Shaw, Jr.
President and Chief Executive Officer

Date: May 13, 2004	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Senior Vice President and Chief Financial Officer