Form 10QSB
period 2004-06-30
NEW CENTURY BANCORP INC
filed 2004-08-13
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Common Stock, $1 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of July 31, 2004, the registrant had outstanding 2,795,334 shares of Common Stock, $1 par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)	December 31, 2003*
	(In thousands)
ASSETS

Cash and due from banks	$7,372	$4,074
Interest-earning deposits in other banks	428	1,821
Federal funds sold	27,350	16,102
Investment securities available for sale, at fair value	15,020	12,637
Loans	233,394	151,930

Allowance for loan losses	(3,347)	(2,355)
NET LOANS	230,047	149,575

Accrued interest receivable	1,063	791
Stock in Federal Home Loan Bank of Atlanta, at cost	450	450
Stock in The Bankers Bank, at cost	49	49
Foreclosed real estate	—	218
Bank premises and equipment	4,004	3,285
Investment in life insurance	2,161	2,118
Other assets	1,094	693

TOTAL ASSETS	$289,038	$191,813

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$35,551	$24,265
Savings	2,569	1,808
Money market and NOW	58,377	34,332
Time	149,713	91,566

TOTAL DEPOSITS	246,210	151,971

Securities sold under agreements to repurchase	5,513	2,714
Federal Home Loan Bank of Atlanta advance	9,000	9,000
Accrued interest payable	188	156
Accrued expenses and other liabilities	479	706

TOTAL LIABILITIES	261,390	164,547

Shareholders’ equity:
Common stock, $1 par value, 10,000,000 shares authorized; 2,795,334 and 2,541,655 shares issued and outstanding, respectively	2,795	2,542
Additional paid-in capital	22,228	22,481
Retained earnings	2,620	2,100
Accumulated other comprehensive income	5	143

TOTAL SHAREHOLDERS’ EQUITY	27,648	27,266

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$289,038	$191,813

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$3,379	$2,072	$6,111	$3,968
Federal funds sold and interest-earning deposits in other banks	41	33	90	55
Investments	117	148	234	296

TOTAL INTEREST INCOME	3,537	2,253	6,435	4,319

INTEREST EXPENSE
Money market, NOW and savings deposits	159	118	287	210
Time deposits	909	637	1,637	1,281
Federal Home Loan Bank of Atlanta advance	51	27	102	37
Securities sold under agreements to repurchase	13	8	20	16

TOTAL INTEREST EXPENSE	1,132	790	2,046	1,544

NET INTEREST INCOME	2,405	1,463	4,389	2,775

PROVISION FOR LOAN LOSSES	477	209	1,079	479

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,928	1,254	3,310	2,296

NON-INTEREST INCOME	421	302	773	576

NON-INTEREST EXPENSE
Personnel	1,009	644	1,952	1,208
Occupancy and equipment	138	74	253	146
Marketing and advertising	28	28	60	53
Professional fees	62	61	124	151
Information systems	135	109	275	192
Other operating expense	301	181	621	326

TOTAL NON-INTEREST EXPENSE	1,673	1,097	3,285	2,076

INCOME BEFORE INCOME TAXES	676	459	798	796

INCOME TAXES	241	169	278	293

NET INCOME	$435	$290	$520	$503

NET INCOME PER SHARE
Basic	$.16	$.14	$.19	$.25

Diluted	$.15	$.14	$.18	$.24

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	2,795,334	2,001,462	2,795,334	1,973,389

Diluted	2,928,271	2,081,215	2,925,975	2,066,376

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$520	$503
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,079	479
Depreciation	110	107
Net amortization of investment premiums	29	42
Increase in loans held for sale	(9,170)	—
Deferred income taxes	(397)	(66)
Loss on sale of foreclosed real estate	12	—
Increase in cash surrender value of bank owned life insurance	43	—
Change in assets and liabilities:
Increase in accrued interest receivable and other assets	(292)	(61)
Decrease in accrued expenses and other liabilities	(194)	(792)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(8,260)	212

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	—	(111)
Purchases of investment securities available for sale	(4,050)	(3,341)
Maturities and prepayments of investment securities available for sale	1,430	2,778
Net increase in gross loans outstanding	(72,381)	(21,755)
Proceeds from sale of foreclosed real estate	206	—
Purchases of bank premises and equipment	(830)	(961)

NET CASH USED BY INVESTING ACTIVITIES	(75,625)	(23,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	94,239	29,452
Increase (decrease) in repurchase agreements	2,799	(312)
Proceeds from FHLB advance	—	4,000
Proceeds from sale of common stock	—	1,201

NET CASH PROVIDED BY FINANCING ACTIVITIES	97,038	34,341

NET INCREASE IN CASH AND DUE FROM BANKS	13,153	11,163

CASH AND DUE FROM BANKS, BEGINNING	21,997	10,482

CASH AND DUE FROM BANKS, ENDING	$35,150	$21,645

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,014	$1,552
Income tax paid	430	595
Unrealized gain (loss) on investment securities available for sale, net of tax	(138)	71

See accompanying notes.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

New Century Bancorp, Inc. (“Company”) is a bank holding company whose principal business activity consists of ownership of New Century Bank and New Century Bank of Fayetteville (collectively referred to as the “Banks”). New Century Bank became a wholly-owned subsidiary of the Company as part of a holding company reorganization in September 2003. On June 17, 2003, the Bank opened an office in Fayetteville, which operated as a branch of New Century Bank until January 2, 2004, when the Fayetteville office was sold to New Century Bank of Fayetteville, a de novo banking corporation, which now operates as a wholly owned subsidiary of the Company. The consolidated financial statements include the accounts of the Company and the Banks. All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2003 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - LOAN COMMITMENTS

At June 30, 2004, loan commitments were $33,429,000.

NOTE C - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. A summary of shares outstanding follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average shares used for basic net income per share	2,795,334	2,001,462	2,795,334	1,973,389

Incremental shares from assumed exercise of stock options	132,937	79,753	130,641	92,987

Weighted average shares used for diluted net income per share	2,928,271	2,081,215	2,925,975	2,066,376

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE C - PER SHARE RESULTS (Continued)

On September 26, 2003, the Board of Directors of the Company declared an 11-for-10 stock split in the form of a 10% stock dividend. The stock split was payable to shareholders of record as of October 10, 2003, and upon surrender of New Century Bank stock certificates in the holding company reorganization described in Note A. Also, on May 28, 2004, the Board of Directors of the Company declared another 11-for-10 stock split in the form of a stock dividend, which was payable to shareholders of record as of June 15, 2004, and which resulted in the issuance of 253,679 additional common shares. All references to average shares outstanding and net income per share have been adjusted to reflect these stock splits.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)

Net income:
As reported	$435	$290	$520	$503
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	204	11	204	22

Pro forma	$231	$279	$316	$481

Basic earnings per share:
As reported	$.16	$.14	$.19	$.25
Pro forma	.08	.13	.11	.24
Diluted earnings per share:
As reported	$.15	$.14	$.18	$.24
Pro forma	.08	.13	.11	.23

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE E - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Net income	$435	$290	$520	$503
Other comprehensive income (loss):
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	(187)	32	(138)	71

Total comprehensive income	$248	$322	$382	$574

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

Overview

The Company is a commercial bank holding company that was incorporated on September 19, 2003 and has two subsidiaries, New Century Bank, which was acquired as part of the Bank’s holding company reorganization, and New Century Bank of Fayetteville, a de novo institution which was formed in January 2004 (collectively referred to as the “Banks”). New Century Bancorp, Inc.’s only business activity is the ownership of the Banks. Accordingly, this discussion focuses primarily on the financial condition and operating results of the Banks.

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

The Banks’ lending activities are oriented to the consumer/retail customer as well as to the small-to-medium sized businesses located in Harnett, Cumberland, Johnston, Sampson, and Wayne counties. The Banks offer the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Banks include small business and personal checking, savings accounts and certificates of deposit. The Banks concentrate on customer relationships in building their customer deposit base and compete aggressively in the area of transaction accounts.

On September 26, 2003, the Board of Directors of the Company declared an 11-for-10 stock split in the form of a 10% stock dividend. The stock split was payable to shareholders of record as of October 10, 2003, and upon surrender of New Century Bank stock certificates in the holding company reorganization described in Note A. Also, on May 28, 2004, the Board of Directors of the Company declared another 11-for-10 stock split in the form of a stock dividend, which was payable to shareholders of record as of June 15, 2004. All references to average shares outstanding and net income per share have been adjusted to reflect these stock splits.

Comparison of Financial Condition at

June 30, 2004 and December 31, 2003

During the first six months of 2004, total assets grew by $97.0 million from $191.8 million at December 31, 2003 to $289.0 million at June 30, 2004. Earning assets at June 30, 2004 totaled $276.3 million and consisted of $233.4 million in gross loans, $15.5 million in investment securities and $27.4 million in overnight investments. Total deposits and shareholders’ equity at June 30, 2004 were $246.2 million and $27.6 million, respectively.

Since the end of 2003, gross loans have grown $81.5 million to $233.4 million as of June 30, 2004. Gross loans as of June 30, 2004 consisted of $75.3 million in commercial and industrial loans, $97.6 million in commercial real estate loans, $18.3 million in consumer loans and $42.2 million in residential real estate and construction loans. As of quarter end, there were $10.9 million in loans held for sale. These loans were originated for sale to an unaffiliated proposed bank. It is anticipated that these loans will be sold at par value in the 3rd quarter of 2004. Management has established an allowance for loan losses of $3.3 million or 1.43% of gross loans outstanding. There were thirty-five loans with an aggregate principal balance of $1,511,000 that were 30 days or more past due. This includes nine loans with an aggregate balance of $747,000 that were more than 90 days past due and on a non-accrual basis and three loans with an aggregate principal balance of $93,000 that were more than 90 days past due and still accruing. There was also one loan with a principal balance of $8,000 that was less than 90 days past due but placed on a non-accrual basis.

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At June 30, 2004, federal funds sold were $27.4 million, an increase of $11.3 million from the $16.1 million held as of December 31, 2003. Interest-earning deposits in other banks decreased from $1.8 million at December 31, 2003 to $428,000 as of June 30, 2004. The Bank’s investment securities as of June 30, 2004 were $15.0 million, an increase of $2.4 million from December 31, 2003. The investment portfolio as of June 30, 2004 consisted of $8.3 million in government agency debt securities, $4.1 million in mortgage-backed securities and $2.5 million in municipal securities. The unrealized gain on these securities at June 30, 2004 was $26,000.

At June 30, 2004, non-earning assets were $15.7 million, which reflect an increase of $4.5 million from the $11.2 million as of December 31, 2003. Non-earning assets as of June 30, 2004 included $4.0 million in premises and equipment, accrued interest receivable of $1.1 million, bank owned life insurance of $2.2 million and other assets of $3.2 million. Non-interest-earning cash and due from bank balances totaled $7.4 million as of quarter end.

Total deposits at June 30, 2004 were $246.2 million and consisted of $35.6 million in non-interest-bearing demand deposits, $58.4 million in money market and NOW accounts, $2.6 million in savings accounts, and $149.7 million in time deposits. Total deposits grew by $94.2 million from $151.9 million as of December 31, 2003. Money market and NOW accounts grew by $24 million and time deposits grew by $58.1 million during the first six months of 2004. Non- interest-bearing demand deposits increased by $11.3 million from $24.3 million as of December 31, 2003. Overall deposit growth is due in part to the opening of New Century Bank’s Goldsboro office. Additionally, money market and NOW account growth was supplemented by a large deposit associated with the stock offering to an unaffiliated proposed bank. Time deposit growth resulted from certificate of deposit specials promoted in connection with the opening of the Goldsboro branch and New Century Bank of Fayetteville.

As of June 30, 2004, the Company has $9.0 million in advances outstanding on its line of credit with the FHLB. The advances are collateralized by a lien on 1-4 family first mortgage loans with $4.0 million maturing in February 2006 and $5.0 million maturing in June 2005.

Total shareholders’ equity at June 30, 2004 was $27.6 million, an increase of $382,000 from $27.3 million as of December 31, 2003. This increase was due to $520,000 in net income and an unrealized loss of $137,000, net of tax, on the Company’s investment securities available for sale.

Comparison of Results of Operations for the

Three months ended June 30, 2004 and 2003

Net Income. During the second quarter of 2004, the Company generated net income of $435,000 compared with net income of $290,000 for the second quarter of 2003. Net income per share for the quarter ended June 30, 2004 was $.16 per share-basic and $.15 per share-diluted, compared with net income per share of $.14, basic and diluted, for the second quarter of 2003. The increase in net income is due to higher net interest income and higher noninterest income, which were partially offset by increases in loan loss provision and noninterest expenses.

Net Interest Income. Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.

Net interest income increased $1.0 million to $2.4 million for the quarter ended June 30, 2004. The Company’s total interest income benefited from strong growth in interest-earning assets. This growth was partially offset by lower yields caused by the repricing of interest-earning assets. Average total interest-earning assets were $246.5 million in the second quarter of 2004 compared with $141.0 million during the same period one year earlier, while the yield on those assets dropped 58 basis points from 6.41% to 5.83%. The Company’s average interest-bearing liabilities grew by $100.9 million to $230.7 million since the quarter ended June 30, 2003, while the cost of those funds dropped from 2.82% to 1.97% or 85 basis points. For the quarter ended June 30, 2004, the Company’s net interest margin was 3.91% and our net interest spread was 3.79%. For the quarter ended June 30, 2003, net interest margin was 4.16% and net interest spread was 3.59%.

Provision for Loan Losses. The Company recorded a $476,500 provision for loan losses in the second quarter of 2004, representing an increase of $267,500 over the $209,000 provision made in the same period of 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In the second quarter of 2004, the provision for loan losses reflected loan charge-offs of $85,000 as well as accommodation for loan growth of $45.7 million. In the second quarter of 2003, the provision for loan losses reflected loan charge-offs of $55,000 as well as accommodation for loan growth of $9.4 million. At June 30, 2004, the allowance for loan losses was $3.3 million, representing 1.43% of gross loans outstanding. At December 31, 2003, the allowance for loan losses was $2.4 million, or 1.55% of gross loans outstanding. There was $747,000 of nonaccrual loans at quarter end June 30, 2004, compared to $190,000 at December 31, 2003.

Non-Interest Income. Non-interest income for the quarter ended June 30, 2004 was $421,000, an increase of $119,000 over the second quarter of 2003. This increase is primarily due to increases in deposit service fees and charges of $78,000 and in other fees and income of $30,000. The growth in service fees and charges is directly related to the growth in transaction accounts since June 30, 2003 and the introduction of an overdraft protection product tied to qualifying demand deposits during February 2003. The increase in other fees and income is due largely to income from bank owned life insurance of $21,000 and $10,000 in commissions earned from the Company’s relationship with Uvest, a third party brokerage service, which commenced in the first quarter of 2003.

Non-Interest Expenses. Non-interest expenses increased by $576,000 to $1.7 million for the quarter ended June 30, 2004, from $1.1 million for the quarter ended June 30, 2003. Most of the increase in non-interest expenses is directly related to the Company’s expansion into two new markets, Fayetteville and Goldsboro. The Company’s ratio of non-interest expenses to average total assets decreased from 3.00% in the second quarter of 2003 to 2.60% in the second quarter of 2004. Salaries and employee benefits increased to $1.0 million in the second quarter of 2004 from $644,000 in the same quarter of 2003 due mostly to the increase of Company personnel from 44 full-time equivalent employees at June 30, 2003 to 64 full-time equivalent employees at June 30, 2004. Occupancy and equipment expenses increased by $64,000 to $138,000 for the quarter ended June 30, 2004. Marketing and advertising expenses remained stable at $28,000 for the second quarter of 2004. Professional fees also remained relatively stable at $62,000 in second quarter 2004 up slightly from $61,000 in the second quarter 2003. Information systems expenses increased $26,000 to $135,000 for the quarter ended June 30, 2004. Other operating expenses increased to $301,000 in the second quarter of 2004 compared with $181,000 for the same period of 2003.

Provision for Income Taxes. The Company’s effective tax rate was 35% and 36% for the quarters ended June 30, 2004 and 2003, respectively.

Comparison of Results of Operations for the

Six months ended June 30, 2004 and 2003

Net Income. During the first half of 2004, the Company generated net income of $520,000 compared with net income of $503,000 for the first six months of 2003. Net income per share for the six months ended June 30, 2004 was $.18 per share, basic, and $.17 per share, diluted, compared with net income per share of $.25 per share, basic and $.24 per share, diluted, for the first half of 2003. The increase in net income is primarily due to growth in interest-earning assets since June 30, 2004 and the resulting increase in net interest income in addition to growth in non-interest income. This increase was substantially offset by increases in the provision for loan losses and non-interest expenses.

Net Interest Income. Net interest income before the provision for loan losses increased $1.6 million to $4.4 million for the six months ended June 30, 2004. The Company’s total interest income benefited from strong growth in interest-earning assets. This growth was partially offset by lower yields caused by the repricing of interest-earning assets during this sustained period of lower interest rates. Average total interest-earning assets were $221.9 million in the first six months of 2004 compared with $133.7 million during the same period one year earlier, while the yield on those assets dropped 68 basis points from 6.51% to 5.83%. The Company’s average interest-bearing liabilities grew by $83.8 million to $205.7 million since June 30, 2003, while the cost of those funds dropped from 2.95% to 2.31% or 64 basis points. For the six months ended June 30, 2004, net interest margin was 3.98% and net interest spread was 3.83%. For the same period in 2003, net interest margin was 4.19% and net interest spread was 3.56%.

Provision for Loan Losses. The Company recorded a $1.1 million provision for loan losses in the first half of 2004, representing an increase of $600,000 over the $479,000 provision made in same period of 2003. In the first six months of 2004, the provision for loan losses reflected loan charge-offs of $93,000 as well as accommodation for loan growth of $81.5 million. In the first half of 2003, the provision for loan losses was reflected loan charge-offs of $133,000 as well as accommodation for loan growth as total loans outstanding increased by $21.6 million during that period.

Non-Interest Income. Non-interest income for the six months ended June 30, 2004 was $773,000, an increase of $197,000 over the same period in 2003. This increase is primarily due to increases in deposit service fees and charges of $136,000, and other fees and service charges of $61,000. The growth in service fees and charges is directly related to the growth in transaction accounts since June 30, 2003 and the introduction of an overdraft protection product tied to qualifying demand deposits.

Non-Interest Expenses. Non-interest expenses increased by $1.2 million to nearly $3.3 million for the first six months of 2004 from $2.1 million for the same period of 2003. Most of the increase in non-interest expenses is directly related to the Company’s expansion into two new markets, Fayetteville and Goldsboro. The Company’s ratio of non-interest expenses to average total assets decreased from 3.00% in the six months ended June 30, 2003 to 2.82% in the six months ended June 30, 2004. Salaries and employee benefits increased to nearly $2.0 million in the first half of 2004 from $1.2 million in the same period of 2003 due mostly to the increase in personnel from 44 full-time equivalent employees at June 30, 2003 to 64 full-time equivalent employees at June 30, 2004. Occupancy and equipment expenses increased by $107,000 to $253,000 for the six months ended June 30, 2004. Marketing and advertising expenses increased $7,000 to $60,000 for the first half of 2004. Professional fees decreased from $151,000 in the first six months of 2003 to $125,000 in the same period of 2004. Information systems expenses were impacted by the Company’s expansion, increasing $83,000 to $275,000 for the six months ended June 30, 2004. Other operating expenses increased to $621,000 in the first half of 2004 compared with $326,000 for the same period of 2003.

Provision for Income Taxes. The Company’s effective tax rate was 34% and 36% for the six months ended June 30, 2004 and 2003, respectively.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 17% of total assets at June 30, 2004.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $19.0 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 30% of total assets, subject to available collateral. A floating lien of $10.2 million of qualifying loans is pledged to FHLB to secure borrowings. Another source of short-term borrowings are securities sold under agreements to repurchase. At June 30, 2004, borrowings consisted of two advances from the FHLB totaling $9.0 million, and securities sold under agreements to repurchase of $5.5 million.

Total deposits were $246.2 million at June 30, 2004. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 60.8% of total deposits at June 30, 2004. Time deposits of $100,000 or more represented 15.4% of the Company’s total deposits at June 30, 2004. At June 30, 2004, the Company had $1.3 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While the Banks will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs.

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 10.66% at June 30, 2004. As the following table indicates, at June 30, 2004, the Company exceeded regulatory capital requirements.

	At June 30, 2004
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	12.84%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.59%	4.00%	6.00%
Leverage ratio	10.66%	4.00%	5.00%

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders was held on May 26, 2004. Of 2,541,644 shares entitled to vote at the meeting, 1,427,813 shares voted. The following proposals were approved by shareholder vote at the meeting:

Proposal 1.	To ratify Article III Section 2 of the Bylaws of the Company, which provides for the classification of the company’s directors into three groups with staggered terms of office.

For	Against	Abstain	Broker Non-Vote
1,170,120	3,601	957	253,135

Proposal 2.	Election of nine (9) members to the Board of Directors for the terms indicated below. Votes for each nominee were as follows:

Name	For	Withheld
One-Year Terms
Gerald W. Hayes	1,426,603	1,210
T.C. Godwin	1,427,813	0
Anthony Rand	1,427,813	0
Two-Year Terms
Oscar N. Harris	1,425,313	2,500
John Q. Shaw, Jr.	1,427,593	220
John McCauley	1,427,813	0
Three-Year Terms
C.L. (Bozie) Tart, Jr.	1,427,813	0
Carlie C. McLamb	1,427,813	0
J. Gary Ciccone	1,427,813	0

Proposal 3:	Approval of an amendment to the Company’s 2000 Nonstatutory Stock Option Plan increasing the total number of shares available for issuance upon the exercise of options granted under the Plan by 119,358.

For	Against	Abstain	Broker Non-Vote
1,109,151	56,243	9,284	253,135

Proposal 4:	Approval of an amendment to the Company’s 2000 Incentive Stock Option Plan increasing the total number of shares available for issuance upon the exercise of options granted under the Plan by 62,940.

For	Against	Abstain
1,113,227	52,170	9,281

Proposal 5:	Approval of the Company’s 2004 Incentive Stock Option Plan, which provides the issuance of up to 56,418 shares of the Company’s common stock upon the exercise of stock options granted under the Plan.

For	Against	Abstain	Broker Non-Vote
1,116,524	47,902	10,252	253,135

Proposal 6:	The ratification of the appointment of Dixon Hughes PLLC as the independent auditor for the Company for the fiscal year ending December 31, 2004.

For	Against	Abstain
1,420,742	1,045	6,026

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on May 11, 2004 (reporting under Item 5 and 12).

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.

Date: August 13, 2004	By:	/s/ John Q. Shaw, Jr.
John Q. Shaw, Jr. President and Chief Executive Officer

Date: August 13, 2004	By:	/s/ Lisa F. Campbell
Lisa F. Campbell Senior Vice President and Chief Financial Officer