Form 10QSB
period 2004-09-30
NEW CENTURY BANCORP INC
filed 2004-11-15
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Common Stock, $1 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 8, 2004, the Registrant had outstanding 2,795,821 shares of Common Stock, $1 par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003*
	(In thousands)
ASSETS

Cash and due from banks	$5,540	$4,074
Interest-earning deposits in other banks	381	1,821
Federal funds sold	38,992	16,102
Investment securities available for sale, at fair value	21,510	12,637
Loans	251,154	151,930
Allowance for loan losses	(3,540)	(2,355)

NET LOANS	247,614	149,575

Accrued interest receivable	1,233	791
Stock in Federal Home Loan Bank of Atlanta, at cost	450	450
Stock in The Bankers Bank, at cost	49	49
Foreclosed real estate	—	218
Bank premises and equipment	4,714	3,285
Investment in life insurance	2,182	2,118
Other assets	1,490	693

TOTAL ASSETS	$324,155	$191,813

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$32,573	$24,265
Savings	2,376	1,808
Money market and NOW	58,575	34,332
Time	173,511	91,566

TOTAL DEPOSITS	267,035	151,971

Securities sold under agreements to repurchase	6,126	2,714
Federal Home Loan Bank of Atlanta advance	9,000	9,000
Long term debt	12,372	—
Accrued interest payable	236	156
Accrued expenses and other liabilities	983	706

TOTAL LIABILITIES	295,752	164,547

Shareholders’ equity:
Common stock, $1 par value, 10,000,000 shares authorized; 2,795,821 and 2,541,655 shares issued and outstanding	2,795	2,542
Additional paid-in capital	22,228	22,481
Retained earnings	3,281	2,100
Accumulated other comprehensive income	99	143

TOTAL SHAREHOLDERS’ EQUITY	28,403	27,266

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$324,155	$191,813

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$3,879	$2,234	$9,989	$6,202
Federal funds sold and interest-earning deposits in other banks	124	49	208	104
Investments	140	139	381	436

TOTAL INTEREST INCOME	4,143	2,422	10,578	6,742

INTEREST EXPENSE
Money market, NOW and savings deposits	166	123	454	334
Time deposits	1,212	645	2,847	1,925
Long term debt	15	—	15	—
Federal Home Loan Bank of Atlanta advance	52	27	154	63
Securities sold under agreements to repurchase	17	5	37	22

TOTAL INTEREST EXPENSE	1,462	800	3,507	2,344

NET INTEREST INCOME	2,682	1,622	7,071	4,398

PROVISION FOR LOAN LOSSES	310	214	1,389	694

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,372	1,408	5,682	3,704

NON-INTEREST INCOME	452	362	1,211	938

NON-INTEREST EXPENSE
Personnel	1,022	802	2,973	2,009
Occupancy and equipment	135	99	389	245
Marketing and advertising	72	39	131	92
Professional fees	60	41	185	192
Information systems	158	134	433	326
Other operating expense	338	204	945	530

TOTAL NON-INTEREST EXPENSE	1,785	1,319	5,056	3,394

INCOME BEFORE INCOME TAXES	1,039	451	1,837	1,248

INCOME TAXES	378	161	656	454

NET INCOME	$661	$290	$1,181	$794

NET INCOME PER SHARE
Basic	$.24	$.12	$.42	$.37

Diluted	$.22	$.11	$.40	$.36

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	2,795,821	2,462,375	2,795,821	2,138,179

Diluted	2,966,700	2,571,533	2,936,904	2,234,762

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,181	$794
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,389	694
Depreciation	176	220
Net amortization of investment premiums	253	—
Decrease in loans held for sale	709	—
Deferred income taxes	(553)	14
Loss on sale of foreclosed real estate	12	—
Increase in cash surrender value of bank owned life insurance	65	—
Change in assets and liabilities:
Increase in accrued interest receivable and other assets	(424)	(459)
Decrease in accrued expenses and other liabilities	358	(822)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	3,166	441

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	—	(111)
Purchase of investment in life insurance	—	(2,000)
Purchases of investment securities available for sale	(11,122)	(4,898)
Maturities and prepayments of investment securities available for sale	1,934	4,590
Net increase in gross loans outstanding	(100,137)	(29,534)
Proceeds from sale of foreclosed real estate	206	—
Investment in New Century Statutory Trust I	(372)	—
Purchases of bank premises and equipment	(1,606)	(1,049)

NET CASH USED BY INVESTING ACTIVITIES	(111,097)	(33,002)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	115,063	43,155
Increase (decrease) in repurchase agreements	3,412	(193)
Proceeds from FHLB advance	—	4,000
Proceeds in long term debt	12,372	—
Proceeds from sale of common stock	—	9,144

NET CASH PROVIDED BY FINANCING ACTIVITIES	130,847	56,106

NET INCREASE IN CASH AND DUE FROM BANKS	22,916	23,545

CASH AND DUE FROM BANKS, BEGINNING	21,997	10,482

CASH AND DUE FROM BANKS, ENDING	$44,913	$34,027

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,427	$2,322
Income tax paid	778	814
Unrealized loss on investment securities available for sale, net of tax	(44)	(63)

See accompanying notes.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

New Century Bancorp, Inc. (“Company”) is a bank holding company whose principal business activity consists of ownership of New Century Bank and New Century Bank of Fayetteville (collectively referred to as the “Banks”). New Century Bank became a wholly-owned subsidiary of the Company as part of a holding company reorganization in September 2003. In June 2003, the Bank opened an office in Fayetteville, which operated as a branch of New Century Bank until January 2004, when the Fayetteville office was sold to New Century Bank of Fayetteville, a de novo banking corporation, which now operates as a wholly-owned subsidiary of the Company. The consolidated financial statements include the accounts of the Company and the Banks. All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2003 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - LOAN COMMITMENTS

At September 30, 2004, loan commitments were $61,971,000.

NOTE C - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. A summary of shares outstanding follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average shares used for basic net income per share	2,795,821	2,462,375	2,795,821	2,138,179
Incremental shares from assumed exercise of stock options	170,879	109,158	141,083	96,583

Weighted average shares used for diluted net income per share	2,966,700	2,571,533	2,936,904	2,234,762

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$661	$290	$1,181	$794
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	9	10	213	33

Pro forma	$652	$280	$968	$761

Basic earnings per share:
As reported	$.24	$.13	$.42	$.37
Pro forma	.23	.13	.35	.36

Diluted earnings per share:
As reported	$.22	$.12	$.40	$.36
Pro forma	.22	.12	.33	.34

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE E - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Net income	$661	$290	$1,181	$794

Other comprehensive income:
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	94	(134)	(44)	(63)

Total comprehensive income	$755	$156	$1,137	$731

NOTE F - LONG TERM DEBT

On September 20, 2004, $12.0 million of trust preferred securities were placed through a newly formed, wholly-owned trust preferred subsidiary, New Century Statutory Trust I (the “Trust”). The Trust has invested the total proceeds from the sale of the trust preferred securities, together with the $372,000 equity investment in the Trust, in junior subordinated deferrable interest debentures issued by the Company. The terms of the junior subordinated debentures match the terms of the trust preferred securities. The Trust is considered a variable interest entity as defined in FIN 46. As the Company is not the primary beneficiary of the Trust, the Trust is not consolidated. Accordingly, the Company’s $372,000 equity interest in the Trust is accounted for using the equity method, and the junior subordinated debentures are recorded as long-term debt of the Company. The trust preferred securities pay cumulated cash distributions quarterly at an annual rate, reset quarterly, equal to 3 month LIBOR plus 2.15%. The trust preferred securities are redeemable on September 20, 2009 or afterwards in whole or in part, on any March 20, June 20, September 20 or December 20. Redemption is mandatory at September 20, 2034. The Company has fully and unconditionally guaranteed repayment of the trust preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

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

Overview

The Company is a commercial bank holding company that was incorporated on September 19, 2003 and has two banking subsidiaries, New Century Bank, which was acquired as part of the Bank’s holding company reorganization, and New Century Bank of Fayetteville, a de novo institution which was formed in January 2004 (collectively referred to as the “Banks”). In September 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of New Century Bank. The Company’s only business activity is the ownership of the Banks. Accordingly, this discussion focuses primarily on the financial condition and operating results of the Banks.

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

Comparison of Financial Condition at

September 30, 2004 and December 31, 2003

During the first nine months of 2004, total assets grew by $132.4 million from $191.8 million at December 31, 2003 to $324.2 million at September 30, 2004. Earning assets at September 30, 2004 totaled $312 million and consisted of $251.2 million in gross loans, $21.9 million in investment securities and $39.4 million in overnight investments and interest-bearing deposits in other banks. Total deposits and shareholders’ equity at September 30, 2004 were $267.0 million and $28.4 million, respectively.

Since the end of 2003, gross loans have grown $99.2 million to $251.2 million as of September 30, 2004. Gross loans as of September 30, 2004 consisted of $81.2 million in commercial and industrial loans, $102.7 million in commercial real estate loans, $18.5 million in consumer loans and $48.8 million in residential real estate and construction loans. As of quarter end, there was $606,000 in loans held for sale. Management has established an allowance for loan losses of $3.5 million or 1.41% of gross loans outstanding. There were twenty-four loans with an aggregate principal balance of $1,180,000 that were 30 days or more past due. This includes seven loans with an aggregate balance of $597,000 that were more than 90 days past due and on a non-accrual basis.

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At September 30, 2004, federal funds sold were $38.9 million, an increase of $22.8 million from the $16.1 million held as of December 31, 2003. Interest-earning deposits in other banks decreased from $1.8 million at December 31, 2003 to $381,000 as of September 30, 2004. The Bank’s investment securities as of September 30, 2004 were $21.5 million, an increase of $8.9 million from December 31, 2003. The investment portfolio as of September 30, 2004 consisted of $12.2 million in government agency debt securities, $6.7 million in mortgage-backed securities and $2.6 million in municipal securities. The unrealized gain on these securities at September 30, 2004 was $176,000.

At September 30, 2004, non-earning assets were $15.2 million, which reflect an increase of $4.0 million from the $11.2 million as of December 31, 2003. Non-earning assets as of September 30, 2004 included $4.7 million in premises and equipment, accrued interest receivable of $1.2 million, bank owned life insurance of $2.2 million and other assets of $1.5 million. Non-interest-earning cash and due from bank balances totaled $5.5 million as of quarter end.

Total deposits at September 30, 2004 were $267.0 million and consisted of $32.6 million in non-interest-bearing demand deposits, $58.6 million in money market and NOW accounts, $2.4 million in savings accounts, and $173.5 million in time deposits. Total deposits grew by $115.1 million from $151.9 million as of December 31, 2003. Money market and NOW accounts grew by $24.3 million and time deposits grew by $81.9 million during the first nine months of 2004. Non-interest-bearing demand deposits increased by $8.3 million from $24.3 million as of December 31, 2003. Overall deposit growth is due in part to the opening of New Century Bank’s Goldsboro office in January 2004. Time deposit growth resulted from certificate of deposit specials promoted in connection with the opening of the Goldsboro branch and New Century Bank of Fayetteville.

As of September 30, 2004, the Company has $9.0 million in advances outstanding on its line of credit with the FHLB. The advances are collateralized by a lien on 1-4 family first mortgage loans with $4.0 million maturing in February 2006 and $5.0 million maturing in June 2005. In addition the borrowings from the FHLB, the Company also issued $12.4 million of junior subordinated debentures in September 2004. These proceeds will provide additional capital for the current and future expansion of New Century Bank. Under the current applicable regulatory guidelines, $12.0 million of these debentures qualify as Tier I capital.

Total shareholders’ equity at September 30, 2004 was $28.4 million, an increase of $1.1 million from $27.3 million as of December 31, 2003. This increase was due to $1.2 million in net income that was partially offset by a decrease of $44,000, net of tax, in the fair value of the Company’s investment securities available for sale.

Comparison of Results of Operations for the

Three months ended September 30, 2004 and 2003

Net Income. During the third quarter of 2004, the Company generated net income of $661,000 compared with net income of $290,000 for the third quarter of 2003. Net income per share for the quarter ended September 30, 2004 was $.24 per share-basic and $.22 per share-diluted, compared with net income per share of $.12 per share-basic and $.11 per share-diluted, for the third quarter of 2003. The increase in net income is due to higher net interest income and higher noninterest income, which were partially offset by increases in loan loss provision and noninterest expenses.

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

Net interest income increased nearly $1.1 million to $2.7 million for the quarter ended September 30, 2004. The Company’s total interest income benefited from strong growth in interest-earning assets. This growth was partially offset by lower yields caused by the repricing of interest-earning assets since September 2003. Average total interest-earning assets were $296.3 million in the third quarter of 2004 compared with $160.3 million during the same period one year earlier, while the yield on those assets dropped 43 basis points from 5.99% to 5.56%. The Company’s average interest-bearing liabilities grew by $116.5 million to $242.6 million since the quarter ended September 30, 2003, while the cost of those funds dropped from 2.52% to 2.40% or 12 basis points. For the quarter ended September 30, 2004, the Company’s net interest margin was 3.60% and our net interest spread was 3.46%. For the quarter ended September 30, 2003, net interest margin was 4.01% and net interest spread was 3.84%. The compression of our margin and spread are due to the asset sensitivity of the Banks and the repricing of interest sensitive assets since September 2003.

Provision for Loan Losses. The Company recorded a $310,000 provision for loan losses in the third quarter of 2004, representing an increase of $96,000 over the $214,000 provision made in the same period of 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In the third quarter of 2004, the provision for loan losses reflected loan charge-offs of $117,000 as well as accommodation for loan growth of $17.8 million. In the third quarter of 2003, the provision for loan losses reflected loan charge-offs of $42,000 as well as accommodation for loan growth of $7.7 million. At September 30, 2004, the allowance for loan losses was $3.5 million, representing 1.41% of gross loans outstanding. At December 31, 2003, the allowance for loan losses was $2.4 million, or 1.55% of gross loans outstanding. There was $597,000 of nonaccrual loans at quarter end September 30, 2004, compared to $180,000 at December 31, 2003.

Non-Interest Income. Non-interest income for the quarter ended September 30, 2004 was $452,000, an increase of $90,000 over the third quarter of 2003. This increase is primarily due to increases in late charges on loans of $24,000, deposit service fees and charges of $73,000 and in other fees and income of $13,000. These gains were partially offset by a decrease in other lending related income, which declined by $20,000 from the 3rd quarter of 2003. The growth in fees and service charges is directly related to the growth in loans and transaction accounts since September 30, 2003 and the introduction of an overdraft protection product tied to qualifying demand deposits during February 2003. The increase in other fees and income is due largely to income from bank owned life insurance, which was purchased in August 2003.

Non-Interest Expenses. Non-interest expenses increased by $466,000 to $1.8 million for the quarter ended September 30, 2004, from $1.3 million for the quarter ended September 30, 2003. Most of the increase in non-interest expenses is directly related to the Company’s expansion into two new markets, Fayetteville and Goldsboro. In spite of this, the Company’s ratio of non-interest expenses to average total assets decreased from 3.07% in the third quarter of 2003 to 2.32% in the third quarter of 2004. Salaries and employee benefits increased to $1.0 million in the third quarter of 2004 from $802,000 in the same quarter of 2003 due mostly to the increase of Company personnel from 44 full-time equivalent employees at September 30, 2003 to 68 full-time equivalent employees at September 30, 2004. Occupancy and equipment expenses increased by $36,000 to $135,000 for the quarter ended September 30, 2004 due to the addition of the Goldsboro office and an office to house loan operations, which opened in the second quarter of 2004. Marketing and advertising expenses increased by $33,000 to $72,000 for the third quarter of 2004 due to the promotion of New Century Bank of Fayetteville and the Goldsboro office of New Century Bank. The following expenses have increased as a result of the general growth of the Company since September 2003. Professional fees increased by $19,000 to $60,000 in third quarter 2004, up from $41,000 in the third quarter 2003. Information systems expenses increased $24,000 to $158,000 for the quarter ended September 30, 2004. Other operating expenses increased to $338,000 in the third quarter of 2004 compared with $204,000 for the same period of 2003.

Provision for Income Taxes. The Company’s effective tax rate was 36% for the quarters ended September 30, 2004 and 2003.

Comparison of Results of Operations for the

Nine months ended September 30, 2004 and 2003

Net Income. During the first nine months of 2004, the Company generated net income of $1.2 million compared with net income of $794,000 for the first nine months of 2003. Net income per share for the nine months ended September 30, 2004 was $.42 per share, basic, and $.40 per share, diluted, compared with net income per share of $.37 per share, basic and $.36 per share, diluted, for the first nine months of 2003. The increase in net income is primarily due to growth in interest-earning assets since September 30, 2004 and the resulting increase in net interest income in addition to growth in non-interest income. This increase was substantially offset by increases in the provision for loan losses and non-interest expenses.

Net Interest Income. Net interest income before the provision for loan losses increased $2.7 million to $7.1 million for the nine months ended September 30, 2004. The Company’s total interest income benefited from strong growth in interest-earning assets. This growth was partially offset by lower yields caused by the repricing of interest-earning assets during this sustained period of lower interest rates. Average total interest-earning assets were $248.8 million in the first nine months of 2004 compared with $142.7 million during the same period one year earlier, while the yield on those assets dropped 64 basis points from 6.32% to 5.68%. The Company’s average interest-bearing liabilities grew by $89.4 million to $199.5 million since September 30, 2003, while the cost of those funds dropped from 2.85% to 2.35% or 50 basis points. For the nine months ended September 30, 2004, net interest margin was 3.80% and net interest spread was 3.64%. For the same period in 2003, net interest margin was 4.12% and net interest spread was 3.47%.

Provision for Loan Losses. The Company recorded a $1.4 million provision for loan losses in the first nine months of 2004, representing an increase of $695,000 over the $694,000 provision made in the same period of 2003. In the first nine months of 2004, the provision for loan losses reflected loan charge-offs of $219,000 as well as accommodation for loan growth of $99.2 million. In the first nine months of 2003, the provision for loan losses reflected loan charge-offs of $176,000 as well as accommodation for loan growth as total loans outstanding increased by $29.3 million during that period.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2004 was $1.2 million, an increase of $273,000 over the same period in 2003. This increase is primarily due to increases in deposit service fees and charges of $209,000, and other fees and service charges of $60,000. Late charges on loans grew by nearly $39,000 but other lending related income declined by $34,000 due to a decrease in fees from pre-sold mortgages. The growth in deposit fees and service charges is directly related to the growth in transaction accounts since September 30, 2003 and the introduction of an overdraft protection product tied to qualifying demand deposits. The increase in other fees and income is due largely to income from bank owned life insurance, which was purchased in August 2003.

Non-Interest Expenses. Non-interest expenses increased by $1.7 million to nearly $5.1 million for the first nine months of 2004 from $3.4 million for the same period of 2003. Most of the increase in non-interest expenses is directly related to the Company’s expansion into two new markets, Fayetteville and Goldsboro. The Company’s ratio of non-interest expenses to average total assets decreased from 3.03% in the nine months ended September 30, 2003 to 2.62% in the nine months ended September 30, 2004. Salaries and employee benefits increased to nearly $3.0 million in the nine months of 2004 from $2.0 million in the same period of 2003 due mostly to the increase in personnel from 44 full-time equivalent employees at September 30, 2003 to 68 full-time equivalent employees at September 30, 2004. Occupancy and equipment expenses increased by $144,000 to $389,000 for the nine months ended September 30, 2004. Marketing and advertising expenses increased $39,000 to $131,000 for the first nine months of 2004. Professional fees decreased from $192,000 in the first nine months of 2003 to $185,000 in the same period of 2004. The decrease in professional fees is due to higher legal fees in 2003 incurred as a result of a stock offering, the organization of New Century Bank of Fayetteville, and the holding company reorganization. The following expenses have increased as a result of the general growth of the Company since September 2003. Information systems expenses were impacted by the Company’s expansion, increasing $107,000 to $433,000 for the nine months ended September 30, 2004. Other operating expenses increased to $945,000 in the first nine months of 2004 compared with $530,000 for the same period of 2003.

Provision for Income Taxes. The Company’s effective tax rate was 36% for both nine month periods ended September 30, 2004 and 2003.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 21% of total assets at September 30, 2004.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $20.0 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 30% of total assets, subject to available collateral. A floating lien of $14.9 million of qualifying loans is pledged to FHLB to secure borrowings. Another source of short-term borrowings are securities sold under agreements to repurchase. At September 30, 2004, borrowings consisted of two advances from the FHLB totaling $9.0 million, and securities sold under agreements to repurchase of $6.1 million and junior subordinated debentures of $12.4 million. These debentures provide additional capital for the current and future expansion of New Century Bank. Under the current applicable regulatory guidelines, $12.0 million of the debentures qualify as Tier I capital.

Total deposits were $267.0 million at September 30, 2004. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 65% of total deposits at September 30, 2004. Time deposits of $100,000 or more represented 19.3% of the Company’s total deposits at September 30, 2004. At September 30, 2004, the Company had $7.3 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While the Banks will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs.

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 8.77% at September 30, 2004. As the following table indicates, at September 30, 2004, the Company exceeded regulatory capital requirements.

	At September 30, 2004
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	16.84%	8.00%	10.00%
Tier 1 risk-based capital ratio	15.59%	4.00%	6.00%
Leverage ratio	13.13%	4.00%	5.00%

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

NEW CENTURY BANCORP, INC.

Date: November 15, 2004	By:	/s/ John Q. Shaw, Jr.
John Q. Shaw, Jr.
President and Chief Executive Officer

Date: November 15, 2004	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Senior Vice President and Chief Financial Officer