Form 10KSB
period 2004-12-31
NEW CENTURY BANCORP INC
filed 2005-03-29
CIK 1263762

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2004

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

COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Registrant’s revenues for the year ended December 31, 2004 were $17,100,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 17, 2005 was approximately $54,950,265.

The number of shares of the Registrant’s Common Stock outstanding on December 31, 2004 was 2,811,477.

Documents Incorporated by Reference:

1.	Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2004 (Part II)

2.	Proxy Statement for the 2005 Annual Meeting of Shareholders (Part III).

Transitional Small Business Format    Yes  ☐    No  ☒

FORM 10-KSB CROSS-REFERENCE INDEX

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

General

New Century Bancorp, Inc. (the “Registrant”) was incorporated under the laws of the State of North Carolina on May 14, 2004, at the direction of the Board of Directors of New Century Bank, for the purpose of serving as the bank holding company for New Century Bank and became the holding company for New Century Bank on September 19, 2004. To become New Century Bank’s holding company, the Registrant received the approval of the Federal Reserve Board as well as New Century Bank’s shareholders. Upon receiving such approval, each share of $5.00 par value common stock of New Century Bank was exchanged on a one-for-one basis for one share of $1.00 par value common stock of the Registrant.

The Registrant operates for the primary purpose of serving as the holding company for its subsidiary depository institutions, New Century Bank and New Century Bank of Fayetteville (collectively, the “Banks”). The Registrant’s headquarters are located at 700 West Cumberland Street, Dunn, North Carolina 28335.

New Century Bank was incorporated on May 19, 2000 as a North Carolina-chartered commercial bank, opened for business on May 24, 2000, and is located at 700 West Cumberland Street, Dunn, North Carolina.

New Century Bank of Fayetteville was incorporated on December 23, 2003 as a North Carolina-chartered commercial bank, opened for business on January 2, 2004, and is located at 2818 Raeford Road, Fayetteville NC 28303, Fayetteville, North Carolina.

The Banks operate for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in their respective market areas. The Banks offers a range of banking services including checking and savings accounts, commercial, consumer, mortgage and personal loans, and other associated financial services.

Primary Market Area

The Registrant’s market area consists of Harnett, Cumberland, Johnston, and Sampson Counties, North Carolina. The Registrant’s market area has a population of over 600,000 with an average household income of over $50,000.

The June 2004 total deposits in the Registrant’s market area exceeded $4.3 billion. The leading economic components of Harnett and Johnston Counties are services, manufacturing, and retail trade. In contrast, Cumberland County’s leading sector is federal military government, followed by services and retail trade. In Sampson County, leading employers include manufacturing, services, and state and local government. The largest employers in the Registrant’s market area include Kelly-Springfield Tires, Black & Decker, Bayer, and Morganite, Inc.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. As of June 30, 2004, data provided by the FDIC Deposit Market Share Report indicated that, within the Registrant’s market area, there were 174 offices of 22 different commercial and savings institutions (27 in Harnett County, 36 in Johnston County, 65 in Cumberland County, 14 in Sampson County, and 32 in Wayne County).

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

Employees

As of December 31, 2004, the Registrant employed 72 full time equivalent employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes relations with its employees to be good.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2004, the Registrant was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 15.51% and 16.76%, respectively.

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions. The USA Patriot Act of 2001 has not had a material impact on the Registrant’s operations.

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

Office Location	Year Opened	Approximate Square Footage	Owned or Leased
Main Office 700 West Cumberland Street Dunn, NC 28110	2001	12,600	Owned

Clinton Office 506 South East Boulevard Clinton, NC 28328	2002	2,200	Leased

Goldsboro Office 435 Spence Avenue Goldsboro, NC 27534	2004	2,450	Owned

New Century Bank of Fayetteville 2818 Raeford Road Fayetteville, NC 28303	2004	10,000	Owned

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from page 45 of the Registrant’s 2004 Annual Report to Shareholders, filed herewith as Exhibit 13.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Incorporated by reference from pages 4 through 13 of the Registrant’s 2004 Annual Report to Shareholders, filed herewith as Exhibit 13.

The following tables set forth additional information regarding the composition of the Registrant’s loan portfolio and allocation of the allowance for loan losses, contractual loan maturities, loan loss and recovery experience, nonperforming assets and average deposits.

Loan Portfolio Composition and Allocation of the Allowance for Loan Losses

	At December 31,
	2004			2003			2002
	Loan Amount	% of Total Loans	Allowance for Loan Losses	Amount	% of Total Loans	Allowance for Loan Losses	Amount	% of Total Loans	Allowance for Loan Losses
						(Amounts in thousands)
One-to-four family residential	$39,417	15.00%	$99	$24,805	16.33%	$186	$18,219	18.22%	$137
Multi-family residential and commercial	83,923	31.94%	1,125	38,228	25.16%	574	23,986	23.98%	360
Construction	43,150	16.42%	647	19,403	12.77%	340	12,666	12.66%	222
Home equity lines of credit	12,317	4.69%	31	5,161	3.40%	36	3,815	3.81%	29
Real estate loans held for sale	—	0.00%	—	2,107	1.39%	—	630	0.63%	—
Commercial and industrial	66,071	25.15%	1,155	50,260	33.08%	881	31,281	31.28%	546
Loans to individuals	18,188	6.92%	455	11,189	7.36%	280	8,836	8.84%	221
Other loans held for sale	—	0.00%	—	937	0.62%	—	685	0.68%	—
Deferred loan (fees) costs, net	(316)	-0.12%	—	(160)	-0.11%	—	(110)	-0.11%	—
Unallocated allowance for loan losses	—	—	86	—	—	58	—	—	31

Totals	$262,750	100.00%	$3,598	$151,930	100.00%	$2,355	$100,008	100.00%	$1,546

	At December 31,
	2001			2000
	Amount	% of Total Loans	Allowance for Loan Losses	Amount	% of Total Loans	Allowance for Loan Losses
One-to-four family residential	$11,576	18.21%	$88	$5,966	18.72%	$45
Multi-family residential and commercial	16,913	26.61%	263	9,822	30.81%	147
Construction	9,348	14.71%	164	3,929	12.33%	69
Home equity lines of credit	2,296	3.61%	17	733	2.30%	5
Real estate loans held for sale	850	1.34%	—	—	0.00%	—
Commercial and industrial	16,093	25.32%	282	8,720	27.35%	153
Loans to individuals	6,555	10.31%	164	2,749	8.62%	69
Other loans held for sale	—	—	—	—	—	—
Deferred loan (fees) costs, net	(68)	-0.11%	—	(41)	-0.13%	—
Unallocated allowance for loan losses	—	—	6	—	—	8

Totals	$63,563	100.00%	$984	$31,878	100.00%	$496

Contractual Loan Maturities

	At December 31, 2004
	Due within one year	Due after one year but within five years	Due after five years	Total
		(In thousands)
Fixed rate loans:
One-to-four family residential	$2,114	$20,270	$4,027	$26,411
Multi-family residential and commercial	1,242	1,296	566	3,104
Construction	1,975	2,279	181	4,435
Home equity lines of credit	—	—	—	—
Commercial and industrial	5,722	33,364	1,553	40,639
Loans to individuals	4,612	8,676	391	13,679

Total at fixed rates	15,665	65,885	6,718	88,268

Variable rate loans:
One-to-four family residential	6,367	7,581	333	14,281
Multi-family residential and commercial	—	9,629	1,904	11,533
Construction	34,163	5,706	206	40,075
Home equity lines of credit	11,351	—	—	11,351
Commercial and industrial	29,590	54,229	2,659	86,478
Loans to individuals	6,474	3,933	357	10,764

Total at variable rates	87,945	81,078	5,459	174,482

Subtotal	103,610	146,963	12,177	262,750

Loans maturing after December 31, 2005 consist of $72.6 million of fixed rate loans and $159.1 million of variable rate loans.

Loan Loss and Recovery Experience

	At or for the PeriodsvEnded December 31,
	2004	2003	2002	2001	2000
	(Amounts in thousands)
Allowance for loan losses at beginning of year	$2,355	$1,546	$420	$496	$496
Provision for loan losses	1,684	1,042	872	—	—

	4,039	2,588	1,292	496	496

Loans charged off:
One-to-four family residential	(56)	—	—	—	—
Multi-family residential and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Home equity lines of credit	(25)	—	—	—	—
Commercial and industrial	(312)	(97)	(280)	(36)	—
Loans to individuals	(85)	(136)	(30)	(40)	—

Total charge-offs	(478)	(233)	(310)	(76)	—

Recoveries of loans previously charged off:
One-to-four family residential	3	—	—	—	—
Multi-family residential and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial and industrial	20	—	—	—	—
Loans to individuals	14	—	—	—	—

Total recoveries	37	—	—	—	—

Net charge-offs	(441)	(233)	(310)	(76)	—

Alloance for loan losses at end of year	$3,598	$2,355	$982	$420	$496

Ratios:
Net charge-offs as a percent of average loans	0.20%	0.19%	0.38%	0.16%	0.00%
Allowance for loan losses as a percent of loans at end of year	1.37%	1.55%	1.55%	1.55%	1.56%

Nonperforming Assets

	At December 31,
	2004	2003	2002	2001	2000
	(Amounts in thousands)
Nonaccrual loans	$862	$180	$263	$28	$—
Restructured loans	—	—	—	—	—

Total nonperforming loans	862	180	263	28	—

Other real estate owned	135	218	—	—	—

Total nonperforming assets	$997	$398	$263	$28	$—

Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Allowance for loan losses	3,598	2,355	1,546	984	496
Nonperforming loans to year end loans	0.33%	0.12%	0.26%	0.04%	—
Allowance for loan losses to year end loans	1.37%	1.55%	1.55%	—	—
Nonperforming assets to loans and other real estate	0.38%	0.26%	0.26%	0.04%	0.00%
Nonperforming assets to total assets	0.30%	0.21%	0.21%	0.03%	0.00%
Allowance for loan losses to nonperforming loans	417.40%	1308.33%	587.83%	3514.29%	—

Average Deposits

	For the Year Ended December 31,
	2004		2003		2002
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Amounts in thousands)
Savings, NOW and money market deposits	$55,888	1.14%	$31,064	1.42%	$21,955	2.00%
Time deposits > $100,000	39,917	3.20%	28,376	3.33%	18,484	4.28%
Other time deposits	104,040	2.76%	53,958	3.17%	37,909	3.93%

Total interest-bearing deposits	199,845	2.39%	113,398	2.73%	78,348	3.47%
Noninterest-bearing deposits	31,665	—	18,455	—	13,111	—

Total deposits	$231,510	2.07%	$131,853	2.35%	$91,459	2.98%

ITEM 7 - FINANCIAL STATEMENTS

Incorporated by reference from pages 14 through 40 of the Registrant’s 2004 Annual Report to Shareholders, filed herewith as Exhibit 13.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8a – CONTROLS AND PROCEDURES

The Registrant’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Registrant’s disclosure controls and procedures as of December 31, 2004. Based on their evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There have been no changes in the Registrant’s internal control over financial reporting identified in connection with the evaluation described above that occurred during the Registrant’s last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 8b – OTHER INFORMATION

Not applicable.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference from pages 4 through 9 of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

The Registrant has adopted a code of ethics that applies, among others to its principal executive offices and principal financial officer. The Registrant’s code of ethics will be provided to any person upon written request made to Ms. Brenda Bonner, New Century Bancorp, Inc., 700 W. Cumberland Street, Dunn, NC 28335.

ITEM 10 - EXECUTIVE COMPENSATION

Incorporated by reference from pages 9 through 14 of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from pages 3 through 4 of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

In 2000, the shareholders of New Century Bank approved the New Century Bank 2000 Nonqualified Stock Option Plan for Directors (the “2000 Nonqualified Plan”) and the New Century Bank 2000 Incentive Stock Option Plan (the “2000 Incentive Plan”). Both plans were adopted by the Registrant upon its organization as the holding company for New Century Bank on September 19, 2003. At the 2004 Annual Meeting of Shareholders, the shareholders approved amendments to 2000 Nonqualified Plan and the 2000 Incentive Plan and also approved the New Century Bancorp, Inc. 2004 Incentive Stock Option Plan. The maximum number of shares reserved for issuance upon the exercise of options granted under the 2000 Nonqualified Plan is 260,543 (adjusted for stock dividends). The maximum number of shares reserved for issuance upon the exercise of options granted under the 2000 Incentive Plan is 192,634 (adjusted for stock dividends). The maximum number of shares reserved for issuance upon the exercise of options granted under the 2004 Incentive Plan is 62,059 (adjusted for stock dividends). Option prices for each of the plans are established at market value at the time of grant.

The following chart contains details of the grants:

Plan Category	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	423,508	$10.29	91,728

Equity compensation plans not approved by security holders	None	N/A	None
Total	423,508	$10.29	91,728

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from pages 5 and 8 of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 13 - EXHIBITS

(a)	Exhibits

3(i)	Articles of Incorporation of Registrant*

3(ii)	Bylaws of Registrant*

4	Form of Stock Certificate*

10(i)	2000 Incentive Stock Option Plan**

10(ii)	2000 Nonqualified Stock Option Plan for Directors**

10(iii)	Employment Agreement between the Registrant and John Q. Shaw*

10(iv)	Employment Agreement between the Registrant and Lisa F. Campbell*

10(v)	Employment Agreement between the Registrant and B. Darrell Fowler*

10(vi)	Salary Continuation Agreement with John Q. Shaw*

10(vii)	2004 Incentive Stock Option Plan**

13	Registrant’s 2004 Annual Report to Shareholders (Filed herewith)

21	Subsidiaries*

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99(i)	Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders
(Filed with the Securities and Exchange Commission pursuant to Rule 14a-6)

*	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.
**	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from page 15 of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.
Registrant

	By:	/s/ John Q. Shaw, Jr.
John Q. Shaw, Jr.
Date: March 29, 2005		President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Q. Shaw, Jr. John Q. Shaw, Jr., President, Chief Executive Officer and Director	March 29, 2005

/s/ Lisa F. Campbell Lisa F. Campbell, Vice President and Chief Financial Officer	March 29, 2005

/s/ J. Gary Ciccone J. Gary Ciccone, Director	March 29, 2005

/s/ John W. McCauley John W. McCauley, Director	March 29, 2005

/s/ Oscar N. Harris Oscar N. Harris, Director	March 29, 2005

/s/ Clarence L. Tart, Jr. Clarence L. Tart, Jr., Director	March 29, 2005

/s/ Gerald W. Hayes, Jr. Gerald W. Hayes, Jr., Director	March 29, 2005

/s/ Thurman C. Godwin, Jr. Thurman C. Godwin, Jr., Director	March 29, 2005

/s/ Carlie C. McLamb Carlie C. McLamb, Director	March 29, 2005

/s/ Anthony Rand Anthony Rand, Director	March 29, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit
3(i)	Articles of Incorporation.	*

3(ii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	2000 Incentive Stock Option Plan	**

10(ii)	2000 Nonstatutory Stock Option Plan	**

10(iii)	Employment Agreement of John Q. Shaw	*

10(iv)	Employment Agreement of Lisa F. Campbell	*

10(v)	Employment Agreement of B. Darrell Fowler	*

10(vi)	Executive Supplemental Retirement Plan Agreement With John Q. Shaw, Jr.	*

10(vii)	2004 Incentive Stock Option Plan	**

13	Registrant’s 2004 Annual Report to Shareholders	Filed herewith

21	Subsidiaries	*

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

99(i)	Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders	***

*	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.
***	Filed with the Securities and Exchange Commission pursuant to Rule 14a-6.