Form 10-Q
period 2005-03-31
NEW CENTURY BANCORP INC
filed 2005-05-13
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Common Stock, $1 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether or not the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of April 21, 2005, the Registrant had outstanding 2,812,808 shares of Common Stock, $1 par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004*
	(In thousands, except share and per share data)
ASSETS

Cash and due from banks	$6,797	$6,955
Interest-earning deposits in other banks	3,470	335
Federal funds sold	25,887	25,000
Investment securities available for sale, at fair value	25,528	24,879

Loans	287,981	262,750
Allowance for loan losses	(4,083)	(3,598)

NET LOANS	283,898	259,152

Accrued interest receivable	1,524	1,353
Stock in Federal Home Loan Bank of Atlanta, at cost	1,095	788
Stock in The Bankers Bank, at cost	51	49
Foreclosed real estate	135	135
Premises and equipment	5,087	4,801
Bank Owned Life Insurance	2,227	2,204
Other assets	1,901	2,660

TOTAL ASSETS	$357,600	$328,311

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$38,224	$34,748
Savings	2,759	2,825
Money market and NOW	50,835	53,839
Time	203,898	178,818

TOTAL DEPOSITS	295,716	270,230

Securities sold under agreements to repurchase	5,950	5,685
Advances from Federal Home Loan Bank	12,500	9,000
Junior subordinated debentures	12,372	12,372
Accrued interest payable	361	261
Accrued expenses and other liabilities	634	1,319

TOTAL LIABILITIES	327,533	298,867

Commitments (Note B)

Shareholders Equity
Common stock, $1 par value, 10,000,000 shares authorized; 2,811,477 shares issued and outstanding at March 31, 2005 and December 31, 2004	2,811	2,811
Additional paid-in capital	22,389	22,389
Retained earnings	4,999	4,194
Accumulated other comprehensive income (loss)	(132)	50

TOTAL SHAREHOLDERS’ EQUITY	30,067	29,444

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$357,600	$328,311

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$4,737	$2,736
Federal funds sold and interest-earning deposits in other banks	141	42
Investments	249	120

TOTAL INTEREST INCOME	5,127	2,898

INTEREST EXPENSE
Money market, NOW and savings deposits	157	128
Time deposits	1,503	758
Junior subordinated debentures	148	—
Federal Home Loan Bank of Atlanta advances	71	51
Securities sold under agreements to repurchase	21	7

TOTAL INTEREST EXPENSE	1,901	914

NET INTEREST INCOME	3,226	1,984

PROVISION FOR LOAN LOSSES	500	603

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,726	1,381

NON-INTEREST INCOME	556	348

NON-INTEREST EXPENSE
Personnel	1,213	942
Occupancy and equipment	157	115
Marketing and advertising	41	31
Professional fees	91	63
Information systems	193	140
Other operating expense	367	316

TOTAL NON-INTEREST EXPENSE	2,065	1,607

INCOME BEFORE INCOME TAXES	1,220	122

INCOME TAXES	415	38

NET INCOME	$805	$84

NET INCOME PER COMMON SHARE
Basic	$.29	$.03

Diluted	$.27	$.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,811,477	2,795,334

Diluted	2,981,144	2,898,394

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$805	$84
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	500	603
Depreciation and amortization	22	76
Decrease (increase) in loans held for sale	—	(2,251)
Deferred income taxes	(40)	(9)
Gain on sale of foreclosed real estate	—	7
Gain on sale of real estate held for sale	(39)	—
Increase in cash surrender value of bank owned life insurance	(23)	(22)
Change in assets and liabilities:
Increase in accrued interest receivable	(171)	(95)
Increase in other assets	(32)	(375)
Decrease in accrued expenses and other liabilities	(585)	(460)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	437	(2,442)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	(306)	—
Purchase of Bankers Bank stock	(2)	—
Purchases of investment securities available for sale	(3,054)	(506)
Maturities and prepayments of investment securities available for sale	2,137	580
Net increase in gross loans outstanding	(25,246)	(36,426)
Proceeds from sale of foreclosed real estate	—	131
Proceeds from sale of bank premises and equipment	—	25
Purchase of real estate held for sale	(58)	—
Proceeds from sale of real estate held for sale	1,025	—
Purchases of bank premises and equipment	(320)	(242)

NET CASH USED BY INVESTING ACTIVITIES	(25,824)	(36,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	25,486	43,695
Increase in repurchase agreements	265	58
Proceeds from FHLB advance	3,500	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,251	43,753

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,864	4,873

CASH AND CASH EQUIVALENTS, BEGINNING	32,290	21,997

CASH AND CASH EQUIVALENTS, ENDING	$36,154	$26,870

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,801	$3,214
Income taxes paid	641	—
Unrealized gain (loss) on investment securities available for sale, net of tax	(182)	49

See accompanying notes.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

New Century Bancorp, Inc. (“Company”) is a bank holding company whose principal business activity consists of ownership of New Century Bank and New Century Bank of Fayetteville (collectively referred to as the “Banks”). New Century Bank was incorporated on May 15, 2000 and began banking operations on May 24, 2000. New Century Bank of Fayetteville began operations on January 2, 2004. The Banks are engaged in general commercial and retail banking in Harnett, Cumberland, Johnston, Sampson, and Wayne counties and operate under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Banks undergo periodic examinations by those regulatory authorities.

All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2004 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - LOAN COMMITMENTS

At March 31, 2005, loan commitments were $62,012,000.

NOTE C - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. There were no anti-dilutive options outstanding during the period. A summary of shares outstanding follows:

	Three Months Ended March 31,
	2005	2004
Weighted average shares used for basic net income per share	2,811,477	2,795,334

Incremental shares from assumed exercise of stock options	169,667	103,060

Weighted average shares used for diluted net income per share	2,981,144	2,898,394

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE C - PER SHARE RESULTS (Continued)

On May 28, 2004, the Board of Directors of the Company declared an 11-for-10 stock split in the form of a stock dividend, which was payable to shareholders of record as of June 15, 2004, and which resulted in the issuance of 253,679 additional common shares. All references to average shares outstanding and net income per share have been adjusted to reflect this stock split.

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

	Three Months Ended March 31,
	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$805	$84
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	15	—

Pro forma	$790	$84

Basic net income per share:
As reported	$.29	$.03
Pro forma	.28	.03

Diluted net income per share:
As reported	$.27	$.03
Pro forma	.26	.03

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE E - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2005	2004
	(Amounts in thousands)
Net income	$805	$84

Other comprehensive income:
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	(182)	49

Total comprehensive income	$623	$133

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of New Century Bancorp, Inc. (the “Company”). This report may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Company that are subject to various factors which could cause actual results to differ materially from those estimates. Factors that could influence the estimates include changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

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

On May 28, 2004, the Board of Directors of the Company declared an 11-for-10 stock split in the form of a stock dividend, which was payable to shareholders of record as of June 15, 2004. All references to average shares outstanding and net income per share have been adjusted to reflect this stock split.

Comparison of Financial Condition at

March 31, 2005 and December 31, 2004

During the first three months of 2005, total assets grew by $29.3 million from $328.3 million at December 31, 2004 to $357.6 million at March 31, 2005. Earning assets at March 31, 2005 totaled $344.0 million and consisted of $288.0 million in gross loans, $26.7 million in investment securities and $29.3 million in overnight investments and interest-bearing deposits in other banks. Total deposits and shareholders’ equity at March 31, 2005 were $295.7 million and $30.1 million, respectively.

Since the end of 2004, gross loans have grown $25.2 million to $288.0 million as of March 31, 2005. Gross loans as of March, 31, 2005 consisted of $70.6 million in commercial and industrial loans, $142.2 million in commercial real estate loans, $17.9 million in consumer loans and $57.3 million in residential real estate and construction loans. As of quarter end, there were no loans held for sale. At March 31,

2005, there were thirty-five loans with an aggregate principal balance of $1,588,000 that were 30 days or more past due. This includes four loans with an aggregate balance of $189,000 that were more than 90 days past due and on a non-accrual basis. At December 31, 2004, there were twenty-eight loans with an aggregate principal balance of $862,000 that were more than 30 days past due. Three of these loans with a combined balance of $190,000 were in non-accrual status. The allowance for loan losses of $3.6 million represented 1.37% of gross loans outstanding as of December 31, 2004. The allowance for loan losses increased 5 basis points to 1.42% of gross loans during the first quarter 2005. Management attributes the increase in the allowance to two factors. First, a slight increase in asset quality indicators, as past dues increased from .33% of total loans as of December 31, 2004 to .55% of total loans at March 31, 2005. This increase resulted from the addition of two commercial relationships to past due status. Secondly, management has implemented an internal credit review department and that has led to a better identification of risk within the Banks’ commercial loans rated “Acceptable”. Management believes that the allowance for loan losses as of March 31, 2005 is adequate to absorb probable losses inherent in the loan portfolio as of that date.

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At March 31, 2005, federal funds sold were $25.9 million, an increase of $887,000 from the $25.0 million held as of December 31, 2004. Interest-earning deposits in other banks increased from $335,000 at December 31, 2004 to $3.5 million as of March 31, 2005. The Bank’s investment securities as of March 31, 2005 were $25.5 million, an increase of $649,000 from December 31, 2004. The investment portfolio as of March 31, 2005 consisted of $14.9 million in government agency debt securities, $7.8 million in mortgage-backed securities and $3.0 million in municipal securities. The unrealized loss on these securities at March 31, 2005 was $186,000.

At March 31, 2005, non-earning assets were $17.7 million, which reflects a decrease of $400,000 from the $18.1 million as of December 31, 2004. Non-earning assets as of March 31, 2005 included $5.1 million in premises and equipment, accrued interest receivable of $1.5 million, bank owned life insurance of $2.2 million and other assets of $2.1 million. Non-interest-earning cash and due from bank balances totaled $6.8 million as of quarter end. During 2004, New Century Bank of Fayetteville constructed a three-story office building and entered into an agreement with two of its directors whereby New Century Bank of Fayetteville would sell a portion of the building to these directors. During the first quarter of 2005, this sale was completed and New Century Bank of Fayetteville received a total of approximately $1,025,000 from two directors for 48.3% of the office building, resulting in a gain on sale of approximately $39,000. The sales price was determined using an independent third party appraisal.

Total deposits at March 31, 2005 were $295.7 million and consisted of $38.2 million in non-interest-bearing demand deposits, $50.8 million in money market and NOW accounts, $2.8 million in savings accounts, and $203.9 million in time deposits. Total deposits grew by $25.5 million from $270.2 million as of December 31, 2004. Money market and NOW accounts decreased by $3.0 million and time deposits grew by $25.1 million during the first three months of 2005. Non-interest-bearing demand deposits increased by $3.5 million from $34.7 million as of December 31, 2004. Time deposit growth has come from several promotions that have been offered by the Banks during the 1st quarter.

As of March 31, 2005, the Company has $12.5 million in advances outstanding on its line of credit with the FHLB. The advances are collateralized by a lien on 1-4 family first mortgage loans with $4.0 million maturing in February 2006, $5.0 million maturing in June 2005 and $3.5 million maturing in July 2006. In addition to borrowings from the FHLB, the Company also issued $12.4 million of junior subordinated debentures in September 2004. These proceeds will provide additional capital for the current and future expansion of New Century Bank. Under the current applicable regulatory guidelines, $12.0 million of these debentures qualify as Tier I capital.

Total shareholders’ equity at March 31, 2005 was $30.1 million, an increase of $623,000 from $29.4 million as of December 31, 2004. This increase was due to $805,000 in net income that was partially offset by a decrease of $182,000, net of tax, in the fair value of the Company’s investment securities available for sale.

Comparison of Results of Operations for the

Three months ended March 31, 2005 and 2004

Net Income. During the first quarter of 2005, the Company generated net income of $805,000 compared with net income of $84,000 for the first quarter of 2004. Net income per share for the quarter ended March 31, 2005 was $.29 per share-basic and $.27 per share-diluted, compared with net income per share of $.03 per share-basic and diluted, for the first quarter of 2004. The increase in net income is due to higher net interest income, higher non-interest income and a lower provision for loan losses, which were partially offset by an increase in non-interest expenses.

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

Net interest income increased just over $1.2 million to $3.2 million for the quarter ended March 31, 2005. The Company’s total interest income benefited from strong growth in interest-earning assets. Average total interest-earning assets were $325.6 million in the first quarter of 2005 compared with $197.5 million during the same period one year earlier, while the yield on those assets increased 43 basis points from 5.90% to 6.33%. The Company’s average interest-bearing liabilities grew by $115.6 million to $271.5 million since the quarter ended March 31, 2004, while the cost of those funds increased from 2.36% to 2.84% or 48 basis points. For the quarter ended March 31, 2005, the Company’s net interest margin was 3.96% and our net interest spread was 3.82%. For the quarter ended March 31, 2004, net interest margin was 4.04% and net interest spread was 3.87%.

Provision for Loan Losses. The Company recorded a $500,000 provision for loan losses in the first quarter of 2005, representing a decrease of $103,000 from the $603,000 provision made in the same period of 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In the first quarter of 2005, the provision for loan losses reflected net loan charge-offs of $15,000 as well as accommodation for loan growth of $25.2 million. In the first quarter of 2004, the provision for loan losses reflected loan charge-offs of $8,000 as well as accommodation for loan growth of $37.8 million. At March 31, 2005, the allowance for loan losses was $4.1 million, representing 1.42% of gross loans outstanding. At December 31, 2004, the allowance for loan losses was $3.6 million, or 1.37% of gross loans outstanding. There was $189,000 of nonaccrual loans at quarter end March 31, 2005, compared to $190,000 at December 31, 2004.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2005 was $556,000, an increase of $211,000 over the first quarter of 2004. This increase is primarily due to increases in deposit service fees and charges of $48,000, premium income from loans guaranteed by the Small Business Administration of $59,000, and an increase in other fees and income of $22,000. These gains also included an increase in fees from presold mortgages of $62,000 and an increase in commissions on credit life insurance policies of $18,000 over the first quarter of 2004. The growth in fees and service charges is directly related to the growth in loans and transaction accounts during 2004.

Non-Interest Expenses. Non-interest expenses increased by $458,000 to $2.1 million for the quarter ended March 31, 2005, from $1.6 million for the quarter ended March 31, 2004. In general, this increase is due to the growth of our franchise in the Goldsboro and Fayetteville markets. Even with the growth in non-interest expenses, the Company’s ratio of non-interest expenses to average total assets decreased from 3.09% in the first quarter of 2004 to 2.47% in the first quarter of 2005. Salaries and employee benefits increased to $1.2 million in the first quarter of 2005 from $942,000 in the same quarter of 2004 due mostly to the increase of Company personnel from 61 full-time equivalent employees at March 31, 2004 to 74 full-time equivalent employees at March 31, 2005. Occupancy and equipment expenses increased by $42,000 to $157,000 for the quarter ended March 31, 2005 due to the addition of the new bank building in Fayetteville in December 2004 and an office to house loan operations, which opened in the second quarter of 2004. The following expenses have increased as a result of the general growth of the Company since March 2004. Marketing and advertising expenses increased by $9,000 to $41,000 for the first quarter of 2005. Professional fees increased by $28,000 to $91,000 in first quarter 2005, up from $63,000 in the first quarter 2004. Information systems expenses increased $53,000 to $193,000 for the quarter ended March 31, 2005. Other operating expenses increased to $367,000 in the first quarter of 2005 compared with $316,000 for the same period of 2004.

Provision for Income Taxes. The Company’s effective tax rate was 34% and 31% for the quarters ended March 31, 2005 and 2004, respectively.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 18% of total assets at March 31, 2005.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $20.6 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 30% of total assets, subject to available collateral. A floating lien of $20.1 million of qualifying loans is pledged to the FHLB to secure borrowings. Another source of short-term borrowings is securities sold under agreements to repurchase. At March 31, 2005, borrowings consisted of three advances from the FHLB totaling $12.5 million, and securities sold under agreements to repurchase of $5.9 million and junior subordinated debentures of $12.4 million. These debentures provide additional capital for the current and future expansion of New Century Bank. Under the current applicable regulatory guidelines, $12.0 million of the debentures qualify as Tier I capital.

Total deposits were $295.7 million at March 31, 2005. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 68.9% of total deposits at March 31, 2005. Time deposits of $100,000 or more represented 22.9% of the Company’s total deposits at March 31, 2005. At March 31, 2005, the Company had $7.6 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While the Banks will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs.

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 8.41% at March 31, 2005. As the following table indicates, at March 31, 2005, the Company exceeded regulatory capital requirements.

	At March 31, 2005
New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	15.58%	8.00%	10.00%
Tier 1 risk-based capital ratio	14.33%	4.00%	6.00%
Leverage ratio	12.41%	4.00%	5.00%

	At March 31, 2005
New Century Bank	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	15.56%	8.00%	10.00%
Tier 1 risk-based capital ratio	14.31%	4.00%	6.00%
Leverage ratio	12.42%	4.00%	5.00%

	At March 31, 2005
New Century Bank of Fayetteville	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	15.54%	8.00%	10.00%
Tier 1 risk-based capital ratio	14.29%	4.00%	6.00%
Leverage ratio	12.24%	4.00%	5.00%

Management expects that the Company will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Company’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account nor is the Company subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Company’s asset/liability management function, which is discussed above in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources”.

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive since December 31, 2004.

Item 4. Controls and Procedures

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

NEW CENTURY BANCORP, INC.

Date: May 13, 2005	By:	/s/ John Q. Shaw, Jr.
John Q. Shaw, Jr.
President and Chief Executive Officer

Date: May 13, 2005	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Senior Vice President and Chief Financial Officer