Form 10-Q
period 2005-06-30
NEW CENTURY BANCORP INC
filed 2005-08-12
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

As of August 10, 2005, the Registrant had outstanding 4,218,783 shares of Common Stock, $1 par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004*
	(In thousands, except share and per share data)
ASSETS

Cash and due from banks	$6,669	$6,955
Interest-earning deposits in other banks	3,422	335
Federal funds sold	34,605	25,000
Investment securities available for sale, at fair value	30,557	24,879

Loans	300,631	262,750
Allowance for loan losses	(4,433)	(3,598)

NET LOANS	296,198	259,152
Accrued interest receivable	1,574	1,353
Stock in Federal Home Loan Bank of Atlanta, at cost	1,095	788
Stock in The Bankers Bank, at cost	51	49
Foreclosed real estate	135	135
Premises and equipment	5,362	4,801
Bank owned life insurance	2,247	2,204
Other assets	2,226	2,660

TOTAL ASSETS	$384,141	$328,311

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$45,714	$34,748
Savings	2,878	2,825
Money market and NOW	50,069	53,839
Time	222,863	178,818

TOTAL DEPOSITS	321,524	270,230

Securities sold under agreements to repurchase	5,433	5,685
Advances from Federal Home Loan Bank	12,500	9,000
Junior subordinated debentures	12,372	12,372
Accrued interest payable	442	261
Accrued expenses and other liabilities	768	1,319

TOTAL LIABILITIES	353,039	298,867

Commitments (Note B)

Shareholders Equity
Common stock, $1 par value, 10,000,000 shares authorized; 4,219,212 shares issued and outstanding at June 30, 2005 and 4,217,216 shares issued and outstanding at December 31, 2004	4,219	4,217
Additional paid-in capital	20,993	20,983
Retained earnings	5,983	4,194
Accumulated other comprehensive income (loss)	(93)	50

TOTAL SHAREHOLDERS’ EQUITY	31,102	29,444

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$384,141	$328,311

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$5,333	$3,407	$10,071	$6,172
Federal funds sold and interest-earning deposits in other banks	264	41	400	83
Investments	273	121	523	241

TOTAL INTEREST INCOME	5,870	3,569	10,994	6,496

INTEREST EXPENSE
Money market, NOW and savings deposits	188	159	346	287
Time deposits	1,965	909	3,469	1,637
Securities sold under agreements to repurchase	21	13	42	20
Advances from Federal Home Loan Bank	83	51	310	102
Junior Subordinated Debentures	162	—	154	—

TOTAL INTEREST EXPENSE	2,419	1,132	4,321	2,046

NET INTEREST INCOME	3,451	2,437	6,673	4,450
PROVISION FOR LOAN LOSSES	433	477	932	1,079

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,018	1,960	5,741	3,371

NON-INTEREST INCOME	610	389	1,166	708

NON-INTEREST EXPENSE
Personnel	1,274	1,009	2,487	1,952
Occupancy and equipment	175	138	333	253
Marketing and advertising	72	28	113	60
Professional fees	90	62	181	124
Information systems	192	135	385	275
Other operating expense	338	301	704	617

TOTAL NON-INTEREST EXPENSE	2,141	1,673	4,203	3,281

INCOME BEFORE INCOME TAXES	1,487	676	2,704	798
INCOME TAXES	500	241	915	278

NET INCOME	$987	$435	$1,789	$520

NET INCOME PER COMMON SHARE
Basic	$.23	$.10	$.42	$.12

Diluted	$.22	$.10	$.40	$.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,219,102	4,193,001	4,218,159	4,193,001

Diluted	4,480,687	4,347,592	4,475,183	4,369,999

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,789	$520
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	932	1,079
Depreciation and amortization	170	139
Loss on retirement of fixed asset	12	—
Origination of loans held for sale	(2,245)	(9,170)
Proceeds from sale of loans held for sale	2,245	—
Loss on sale of foreclosed real estate	—	12
Gain on sale of real estate held for sale	(39)	—
Increase in cash surrender value of bank owned life insurance	(43)	(43)
Change in assets and liabilities:
Increase in accrued interest receivable	(221)	(272)
Increase in other assets	(402)	(330)
Decrease in accrued expenses and other liabilities	(370)	(195)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,828	(8,260)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	(306)	—
Purchase of Bankers Bank stock	(2)	—
Purchases of investment securities available for sale	(9,521)	(4,050)
Maturities and prepayments of investment securities available for sale	3,600	1,430
Net increase in gross loans outstanding	(37,978)	(72,381)
Proceeds from sale of foreclosed real estate	—	206
Purchase of real estate held for sale	(58)	—
Proceeds from sale of real estate held for sale	1,025	—
Purchases of bank premises and equipment	(736)	(830)

NET CASH USED BY INVESTING ACTIVITIES	(43,976)	(75,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	51,294	94,239
Increase in repurchase agreements	(252)	2,799
Proceeds from the exercise of stock options	12	—
Proceeds from FHLB advance	3,500	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	54,554	97,038

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,406	13,153
CASH AND CASH EQUIVALENTS, BEGINNING	32,290	21,997

CASH AND CASH EQUIVALENTS, ENDING	$44,696	$35,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$4,140	$2,014
Income taxes paid	1,496	430
Unrealized loss on investment securities available for sale, net of tax	(143)	(138)

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

All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2004 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - LOAN COMMITMENTS

At June 30, 2005, loan commitments were $63,461,000.

NOTE C - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. There were no anti-dilutive options outstanding during the period. A summary of shares outstanding follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average shares used for basic net income per share	4,219,102	4,193,001	4,218,159	4,193,001
Incremental shares from assumed exercise of stock options	261,585	154,591	257,024	176,998

Weighted average shares used for diluted net income per share	4,480,687	4,347,592	4,475,183	4,369,999

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE C - PER SHARE RESULTS (Continued)

On July 13, 2005 the Board of Directors of the Company declared a 3-for-2 stock split which was payable to shareholders of record as of July 27, 2005 and resulted in the issuance of 1,405,975 additional common shares. All references to average shares outstanding and net income per share have been adjusted to reflect this stock split.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$987	$435	$1,789	$520
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	13	204	26	204

Pro forma	$974	$231	$1,763	$316

Basic earnings per share:
As reported	$.23	$.10	$.42	$.12
Pro forma	.23	.06	.42	.08

Diluted earnings per share:
As reported	$.22	$.10	$.40	$.12
Pro forma	.22	.05	.39	.07

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE E - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Net income	$987	$435	$1,789	$520

Other comprehensive income (loss):
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	35	(187)	(143)	(138)

Total comprehensive income	$1,022	$248	$1,646	$382

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

On July 13, 2005, the Board of Directors of the Company declared a 3-for-2 stock which was payable to shareholders of record as of July 27, 2005. All references to average shares outstanding and net income per share have been adjusted to reflect this stock split.

Comparison of Financial Condition at

June 30, 2005 and December 31, 2004

During the first six months of 2005, total assets grew by $55.8 million from $328.3 million at December 31, 2004 to $384.1 million at June 30, 2005. Earning assets at June 30, 2005 totaled $370.3 million and consisted of $300.6 million in gross loans, $31.7 million in investment securities and $38.0 million in overnight investments and interest-bearing deposits in other banks. Total deposits and shareholders’ equity at June 30, 2005 were $321.5 million and $31.1 million, respectively.

Since the end of 2004, gross loans have grown $37.9 million to $300.6 million as of June 30, 2005. Gross loans as of June 30, 2005 consisted of $69.2 million in commercial and industrial loans, $151.5 million in commercial real estate loans, $17.6 million in consumer loans and $62.3 million in residential real estate and construction loans. As of quarter end, there were no loans held for sale. At June 30,

2005, there were forty-one loans with an aggregate principal balance of $1,581,000 that were 30 days or more past due. This includes twelve loans with an aggregate balance of $443,000 that were more than 90 days past due and on a non-accrual basis. At December 31, 2004, there were twenty-eight loans with an aggregate principal balance of $862,000 that were more than 30 days past due. Three of these loans with a combined balance of $190,000 were in non-accrual status. The allowance for loan losses of $3.6 million represented 1.37% of gross loans outstanding as of December 31, 2004. The allowance for loan losses increased 10 basis points to 1.47% of gross loans at June 30, 2005. Management attributes the increase in the allowance to two factors. First, a slight increase in asset quality indicators, as past dues increased from .33% of total loans as of December 31, 2004 to .54% of total loans at June 30, 2005. Secondly, management has implemented an internal credit review department and that has led to a better identification of risk within the Banks’ commercial loans rated “Acceptable”. Management believes that the allowance for loan losses as of June 30, 2005 is adequate to absorb probable losses inherent in the loan portfolio as of that date.

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At June 30, 2005, federal funds sold were $34.6 million, an increase of $9.6 million from the $25.0 million held as of December 31, 2004. Interest-earning deposits in other banks increased from $335,000 at December 31, 2004 to $3.4 million as of June 30, 2005. The Bank’s investment securities as of June 30, 2005 were $30.6 million, an increase of $5.7 million from December 31, 2004. The investment portfolio as of June 30, 2005 consisted of $20.4 million in government agency debt securities, $7.3 million in mortgage-backed securities and $3.0 million in municipal securities. The unrealized loss on these securities at June 30, 2005 was $141,000.

At June 30, 2005, non-earning assets were $18.2 million, which reflects an increase of $105,000 from the $18.1 million as of December 31, 2004. Non-earning assets as of June 30, 2005 included $6.7 million in cash and due from correspondent banks, $5.4 million in premises and equipment, accrued interest receivable of $1.6 million, bank owned life insurance of $2.2 million and other assets of $2.3 million. During 2004, New Century Bank of Fayetteville constructed a three-story office building and entered into an agreement with two of its directors whereby New Century Bank of Fayetteville would sell a portion of the building to these directors. During the first quarter of 2005, this sale was completed and New Century Bank of Fayetteville received a total of $1,025,000 from two directors for 48.3% of the office building, resulting in a gain on sale of approximately $39,000.

Total deposits at June 30, 2005 were $321.5 million and consisted of $45.7 million in non-interest-bearing demand deposits, $50.1 million in money market and NOW accounts, $2.8 million in savings accounts, and $222.9 million in time deposits. Total deposits grew by $51.3 million from $270.2 million as of December 31, 2004. Money market and NOW accounts decreased by $3.8 million and time deposits grew by $44.0 million during the first six months of 2005. Non-interest-bearing demand deposits increased by $10.9 million from $34.7 million as of December 31, 2004. Time deposit growth has come from several promotions that have been offered by the Banks during the 1st and 2nd quarters.

As of June 30, 2005, the Company has $12.5 million in advances outstanding on its line of credit with the FHLB. The advances are collateralized by a lien on 1-4 family first mortgage loans with $4.0 million maturing in February 2006, $2.5 million maturing in June 2006 and $3.5 million maturing in July 2006 and $2.5 million maturing in December 2006. In addition to borrowings from the FHLB, the Company also issued $12.4 million of junior subordinated debentures in September 2004. These proceeds will provide additional capital for the current and future expansion of New Century Bank.

Total shareholders’ equity at June 30, 2005 was $31.1 million, an increase of $1.7 million from $29.4 million as of December 31, 2004. This increase was due to $1.8 million in net income that was partially offset by a decrease of $143,000, net of tax, in the fair value of the Company’s investment securities available for sale.

Comparison of Results of Operations for the

Three months ended June 30, 2005 and 2004

Net Income. During the second quarter of 2005, the Company generated net income of $987,000 compared with net income of $435,000 for the second quarter of 2004. Net income per share for the quarter ended June 30, 2005 was $.23 per share-basic and $.22 per share-diluted, compared with net income per share of $.10 per share-basic and diluted, for the second quarter of 2004. The increase in net income is due to higher net interest income, higher non-interest income and a lower provision for loan losses, which were partially offset by an increase in non-interest expenses.

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

Net interest income increased just over $1.0 million to $3.5 million for the quarter ended June 30, 2005. The Company’s total interest income benefited from strong growth in interest-earning assets. Average total interest-earning assets were $361.4 million in the second quarter of 2005 compared with $246.5 million during the same period one year earlier, while the yield on those assets increased 59 basis points from 5.83% to 6.42%. The Company’s average interest-bearing liabilities grew by $69.8 million to $300.5 million since the quarter ended June 30, 2005, while the cost of those funds increased from 1.97% to 3.23% or 126 basis points. For the quarter ended June 30, 2005, the Company’s net interest margin was 3.73% and our net interest spread was 3.58%. For the quarter ended June 30, 2004, net interest margin was 3.91% and net interest spread was 3.79%.

Provision for Loan Losses. The Company recorded a $433,000 provision for loan losses in the second quarter of 2005, representing a decrease of $44,000 from the $477,000 provision made in the same period of 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In the second quarter of 2005, the level of provision for loan losses resulted from net loan charge-offs of $82,000 and accommodation for loan growth of $12.7 million. In the second quarter of 2004, the level of provision for loan losses resulted from loan charge-offs of $85,000 and accommodation for loan growth of $45.7 million. At June 30, 2005, the allowance for loan losses was $4.4 million, representing 1.47% of gross loans outstanding. At December 31, 2004, the allowance for loan losses was $3.6 million, or 1.37% of gross loans outstanding. There were $443,000 of nonaccrual loans at quarter end June 30, 2005, compared to $190,000 at December 31, 2004.

Non-Interest Income. Non-interest income for the quarter ended June 30, 2005 was $610,000, an increase of $221,000 over the second quarter of 2004. This increase is primarily due to increases in deposit service fees and charges of $41,000, gains on the sale of loans guaranteed by the Small Business Administration of $81,000, and an increase in other fees and income of $60,000. These gains also included an increase in other lending related income of $61,000, primarily due to higher fees from presold mortgages. The growth in fees and service charges is directly related to the growth in loans and transaction accounts during 2005.

Non-Interest Expenses. Non-interest expenses increased by $468,000 to $2.1 million for the quarter ended June 30, 2005, from $1.7 million for the quarter ended June 30, 2004. Even with the growth in non-interest expenses, the Company’s ratio of non-interest expenses to average total assets decreased from 2.60% in the second quarter of 2004 to 2.29% in the second quarter of 2005. Salaries and employee benefits increased to $1.3 million in the second quarter of 2005 from $1.0 million in the same quarter of 2004 due mostly to the increase of Company personnel from 64 full-time equivalent employees at June 30, 2004 to 77 full-time equivalent employees at June 30, 2005. Occupancy and equipment expenses increased by $37,000 to $175,000 for the quarter ended June 30, 2005 due to the addition of the new bank building in Fayetteville in December 2004 and an office to house loan operations, which opened in the second quarter of 2004. Marketing and advertising expenses increased by $44,000 to $72,000 for the second quarter of 2005, due to advertising campaigns for free checking and time deposit products. Professional fees increased by $28,000 to $90,000 in second quarter 2005, up from $62,000 in the second quarter 2004, due to higher internal audit services fees and Sarbanes-Oxley compliance work. Information systems expenses increased $57,000 to $192,000 for the quarter ended June 30, 2005, due to growth in accounts from the Fayetteville and Goldsboro markets. Other operating expenses increased to $338,000 in the second quarter of 2005 compared with $301,000 for the same period of 2004 due to the general growth of the Banks since June 2004.

Provision for Income Taxes. The Company’s effective tax rate was 34% and 36% for the quarters ended June 30, 2005 and 2004, respectively.

Comparison of Results of Operations for the

Six months ended June 30, 2005 and 2004

Net Income. During the first six months of 2005, the Company generated net income of $1,789,000 compared with net income of $520,000 for the first six months of 2004. Net income per share for the six months ended June 30, 2005 was $.42 per share-basic and $.40 per share-diluted, compared with net income per share of $.12 per share-basic and diluted, for the first quarter of 2004. The increase in net income is due to higher net interest income, higher non-interest income and a lower provision for loan losses, which were partially offset by an increase in non-interest expenses.

Net Interest Income. Net interest income increased just over $2.3 million to $6.7 million for the six months ended June 30, 2005. The Company’s total interest income benefited from strong growth in interest-earning assets. Average total interest-earning assets were $343.7 million in the first six months of 2005 compared with $221.9 million during the same period one year earlier, while the yield on those assets increased 54 basis points from 5.83% to 6.37%. The Company’s average interest-bearing liabilities grew by $79.9 million to $285.6 million since the quarter ended June 30, 2004, while the cost of those funds increased from 2.31% to 3.05% or 74 basis points. For the quarter ended June 30, 2005, the Company’s net interest margin was 3.84% and our net interest spread was 3.69%. For the quarter ended June 30, 2004, net interest margin was 3.98% and net interest spread was 3.83%.

Provision for Loan Losses. The Company recorded a $932,000 provision for loan losses in the first six months of 2005, representing a decrease of $147,000 from the $1,079,000 provision made in the same period of 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In the first six months of 2005, the level of provision for loan losses resulted from net loan charge-offs of $97,000 and accommodation for loan growth of $37.9 million. In the first six months of 2004, the level of provision for loan losses resulted from loan charge-offs of $93,000 and accommodation for loan growth of $81.5 million. At June 30, 2005, the allowance for loan losses was $4.4 million, representing 1.47% of gross loans outstanding. At December 31, 2004, the allowance for loan losses was $3.6 million, or 1.37% of gross loans outstanding. There was $443,000 of nonaccrual loans at quarter end June 30, 2005, compared to $190,000 at December 31, 2004.

Non-Interest Income. Non-interest income for the six months ended June 30, 2005 was $1,166,000, an increase of $458,000 over the first six months of 2004. This increase is primarily due to increases in deposit service fees and charges of $89,000, gains from the sale of loans guaranteed by the Small Business Administration of $141,000, and an increase in other fees and income of $61,000. These gains also included an increase in fees from presold mortgages of $140,000 from the first six months of 2004. The growth in fees and service charges is directly related to the growth in loans and transaction accounts during 2005.

Non-Interest Expenses. Non-interest expenses increased by $919,000 to $4.2 million for the six months ended June 30, 2005, from $3.3 million for the same period ended June 30, 2004. In general, this increase is due to the growth of our franchise in the Goldsboro and Fayetteville markets. Even with the growth in non-interest expenses, the Company’s ratio of non-interest expenses to average total assets decreased from 2.82% in the first six months of 2004 to 2.37% in the first six months of 2005. Salaries and employee benefits increased to $2.5 million in the first six months of 2005 from $1.9 million in the same period of 2004, due mostly to the increase of Company personnel from 64 full-time equivalent employees at June 30, 2004 to 77 full-time equivalent employees at June 30, 2005. Occupancy and equipment expenses increased by $80,000 to $333,000 for the six months ended June 30, 2005 due to the addition of the new bank building in Fayetteville in December 2004 and an office to house loan operations, which opened in the second quarter of 2004. The following expenses have increased as a result of the general growth of the Company since June 2004. Marketing and advertising expenses increased by $53,000 to $113,000 for the first six months of 2005, due to marketing campaigns for free checking and time deposit promotions. Professional fees increased by $57,000 to $181,000 in first six months 2005, up from $124,000 in the first six months 2004, due to higher internal audit service fees and Sarbanes-Oxley compliance work. Information systems expenses increased $110,000 to $385,000 for the quarter ended June 30, 2005 as a result of higher processing fees due to internal bank growth. Other operating expenses increased to $704,000 in the first six months of 2005 compared with $617,000 for the same period of 2004 due to the general growth of the Banks since June 2004.

Provision for Income Taxes. The Company’s effective tax rate was 34% and 35% for the six month ended June 30, 2005 and 2004, respectively.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 20% of total assets at June 30, 2005.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise; the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $20.6 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 30% of total assets, subject to available collateral. A floating lien of $20.9 million of qualifying loans is pledged to the FHLB to secure borrowings. Another source of short-term borrowings is securities sold under agreements to repurchase. At June 30, 2005, borrowings consisted of three advances from the FHLB totaling $12.5 million, and securities sold under agreements to repurchase of $5.4 million and junior subordinated debentures of $12.4 million. These debentures provide additional capital for the current and future expansion of New Century Bank. Under the current applicable regulatory guidelines, $12.0 million of the debentures qualify as Tier 1 capital.

Total deposits were $321.5 million at June 30, 2005. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 69.3% of total deposits at June 30, 2005. Time deposits of $100,000 or more represented 23.5% of the Company’s total deposits at June 30, 2005. At June 30, 2005, the Company had $5.7 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While the Banks will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs.

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 8.10% at June 30, 2005. As the following table indicates, at June 30, 2005, the Company exceeded regulatory capital requirements.

	At June 30, 2005
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
New Century Bancorp, Inc.

Total risk-based capital ratio	15.29%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.47%	4.00%	6.00%
Leverage ratio	11.04%	4.00%	5.00%

	At June 30, 2005
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
New Century Bank

Total risk-based capital ratio	15.32%	8.00%	10.00%
Tier 1 risk-based capital ratio	14.07%	4.00%	6.00%
Leverage ratio	11.75%	4.00%	5.00%

	At June 30, 2005
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
New Century Bank of Fayetteville

Total risk-based capital ratio	14.87%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.62%	4.00%	6.00%
Leverage ratio	10.37%	4.00%	5.00%

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

Part II. OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders was held on April 20, 2005. Of 2,811,477 shares entitled to vote at the meeting, 1,808,486 shares voted. The following proposals were approved by shareholder vote at the meeting:

Proposal 1. Election of Directors. Votes for each nominee were as follows:

Name	For	Withheld
Gerald W. Hayes	1,800,702	7,784
T.C. Godwin	1,802,963	5,523
Anthony Rand	1,791,003	17,483

Proposal 2: Ratification of the appointment of Dixon Hughes PLLC as the company’s independent public accountants for 2005.

For	Against	Abstain
1,802,253	79	6,154

Item 6. Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.

Date: August 10, 2005	By:	/s/ John Q. Shaw, Jr.
John Q. Shaw, Jr.
President and Chief Executive Officer

Date: August 10, 2005	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Senior Vice President and Chief Financial Officer