Form 10-Q
period 2005-09-30
NEW CENTURY BANCORP INC
filed 2005-11-14
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2005, the Registrant had outstanding 4,225,475 shares of Common Stock, $1 par value.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004*
	(In thousands, except share and per share data)
ASSETS

Cash and due from banks	$7,454	$6,955
Interest-earning deposits in other banks	3,342	335
Federal funds sold	21,956	25,000
Investment securities available for sale, at fair value	39,462	24,879

Loans held for sale	2,139	—
Loans	318,556	262,750
Allowance for loan losses	(5,095)	(3,598)

NET LOANS	315,600	259,152
Accrued interest receivable	1,935	1,353
Stock in Federal Home Loan Bank of Atlanta, at cost	1,094	788
Stock in The Bankers Bank, at cost	51	49
Foreclosed real estate	135	135
Premises and equipment	5,847	4,801
Bank owned life insurance	2,265	2,204
Other assets	2,379	2,660

TOTAL ASSETS	$401,520	$328,311

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$47,832	$34,748
Savings	3,059	2,825
Money market and NOW	52,927	53,839
Time	232,392	178,818

TOTAL DEPOSITS	336,210	270,230
Short term borrowings	9,352	5,685
Long term borrowings	22,372	21,372
Accrued interest payable	415	261
Accrued expenses and other liabilities	1,232	1,319

TOTAL LIABILITIES	369,581	298,867

Commitments (Note B)

Shareholders equity
Common stock, $1 par value, 10,000,000 shares authorized; 4,224,237 shares issued and outstanding at September 30, 2005 and 4,217,216 shares issued and outstanding at December 31, 2004	4,224	4,217
Additional paid-in capital	21,032	20,983
Retained earnings	6,804	4,194
Accumulated other comprehensive income (loss)	(121)	50

TOTAL SHAREHOLDERS’ EQUITY	31,939	29,444

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$401,520	$328,311

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$5,917	$3,922	$15,989	$10,093
Federal funds sold and interest-earning deposits in other banks	257	124	676	208
Investments	346	140	860	381

TOTAL INTEREST INCOME	6,520	4,186	17,525	10,682

INTEREST EXPENSE
Money market, NOW and savings deposits	209	166	555	454
Time deposits	2,208	1,212	5,677	2,847
Short term borrowings	61	17	104	37
Long term borrowings	262	67	725	169

TOTAL INTEREST EXPENSE	2,740	1,462	7,061	3,507

NET INTEREST INCOME	3,780	2,624	10,464	7,175
PROVISION FOR LOAN LOSSES	770	310	1,702	1,389

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,010	2,414	8,762	5,786

NON-INTEREST INCOME	579	410	1,745	1,107

NON-INTEREST EXPENSE
Personnel	1,413	1,022	3,900	2,973
Occupancy and equipment	223	135	556	389
Marketing and advertising	56	72	169	131
Professional fees	98	60	279	185
Information systems	209	158	594	433
Other operating expense	369	338	1,075	945

TOTAL NON-INTEREST EXPENSE	2,368	1,785	6,573	5,056

INCOME BEFORE INCOME TAXES	1,221	1,039	3,934	1,837

INCOME TAXES	409	378	1,323	656

NET INCOME	$812	$661	$2,611	$1,181

NET INCOME PER COMMON SHARE
Basic	$.19	$.16	$.62	$.28

Diluted	$.18	$.15	$.58	$.27

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,224,237	4,193,732	4,218,159	4,193,732

Diluted	4,549,438	4,450,050	4,475,183	4,405,356

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,611	$1,181
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,702	1,389
Depreciation and amortization	290	429
Loss on retirement of premises and equipment	12	—
Origination of loans held for sale	(7,093)	—
Proceeds from sale of loans held for sale	5,159	709
Gain on sale of SBA loans	(205)	—
Loss on sale of foreclosed real estate	—	12
Gain on sale of real estate held for sale	(39)	—
Change in assets and liabilities:
Increase in accrued interest receivable	(582)	(272)
Increase in other assets	(602)	(640)
Decrease in accrued expenses and other liabilities	67	358

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,320	3,166

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	(306)	—
Purchase of Bankers Bank stock	(2)	—
Purchases of investment securities available for sale	(20,101)	(11,122)
Maturities and prepayments of investment securities available for sale	5,215	1,934
Net increase in gross loans outstanding	(56,012)	(100,137)
Proceeds from sale of foreclosed real estate	—	206
Purchase of real estate held for sale	(58)	—
Proceeds from sale of real estate held for sale	1,025	—
Investment in New Century Statutory Trust I	—	(372)
Purchases of premises and equipment	(1,322)	(1,606)

NET CASH USED BY INVESTING ACTIVITIES	(71,561)	(111,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	65,980	115,063
Increase in short term borrowings	1,167	3,412
Proceeds from long term borrowings	3,500	12,372
Proceeds from the exercise of stock options	56	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	70,703	130,847

NET INCREASE IN CASH AND CASH EQUIVALENTS	462	22,916

CASH AND CASH EQUIVALENTS, BEGINNING	32,290	21,997

CASH AND CASH EQUIVALENTS, ENDING	$32,752	$44,913

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,907	$3,427
Income taxes paid	1,934	778
Unrealized loss on investment securities available for sale, net of tax	(171)	(44)

See accompanying notes.

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

All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2004 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - LOAN COMMITMENTS

At September 30, 2005, loan commitments were $68,946,000.

NOTE C - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. There were no anti-dilutive options outstanding during the periods. A summary of shares outstanding follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average shares used for basic net income per share	4,224,237	4,193,732	4,218,159	4,193,732
Incremental shares from assumed exercise of stock options	325,201	256,318	257,024	211,624

Weighted average shares used for diluted net income per share	4,549,438	4,450,050	4,475,183	4,405,356

See accompanying notes.

NOTE C - PER SHARE RESULTS (Continued)

On July 13, 2005 the Board of Directors of the Company declared a 3-for-2 stock split which was payable to shareholders of record as of July 27, 2005 and resulted in the issuance of 1,405,975 additional common shares. All references to shares, average shares outstanding and net income per share have been adjusted to reflect this stock split. The effects of the stock split have also been reflected in the Company’s consolidated balance sheets as of December 31, 2004 and September 30, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$812	$661	$2,611	$1,181
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	15	9	41	213
Pro forma	$797	$652	$2,570	$968
Basic earnings per share:
As reported	$.19	$.16	$.62	$.28
Pro forma	.19	.16	.61	.23
Diluted earnings per share:
As reported	$.18	$.15	$.58	$.27
Pro forma	.18	.15	.57	.22

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide

See accompanying notes.

service in exchange for the award. The provisions of SFAS No. 123 (revised 2004) will be effective for the financial statements issued for years beginning after June 15, 2005. We anticipate adopting the provisions of this statement January 1, 2006. The methodology has not yet been determined, but we anticipate that the results will not vary materially from the pro-forma fair value numbers that have been presented in the table above.

NOTE E - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Net income	$812	$661	$2,611	$1,181
Other comprehensive income (loss):
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	(28)	94	(171)	(44)

Total comprehensive income	$784	$755	$2,440	$1,137

See accompanying notes.

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

New Century Bank opened for business on May 24, 2000 as a North Carolina-chartered banking corporation. On June 17, 2003, New Century Bank opened an office in Fayetteville, which operated as a branch of New Century Bank until New Century Bank of Fayetteville received its charter on January 2, 2004. At that time, the Fayetteville office was sold to New Century Bank of Fayetteville. On January 22, 2004, New Century Bank opened an office in Goldsboro, North Carolina.

The Banks’ lending activities are oriented to the consumer/retail customer as well as to the small-to medium-sized businesses located in Harnett, Cumberland, Johnston, Sampson, and Wayne counties. The Banks offer the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Banks include small business and personal checking, savings accounts and certificates of deposit. The Banks concentrate on customer relationships in building their customer deposit base and compete aggressively in the area of transaction accounts.

On July 13, 2005, the Board of Directors of the Company declared a 3-for-2 stock which was payable to shareholders of record as of July 27, 2005. All references to average shares outstanding and net income per share have been adjusted to reflect this stock split.

Comparison of Financial Condition at

September 30, 2005 and December 31, 2004

During the first nine months of 2005, total assets grew by $73.2 million from $328.3 million at December 31, 2004 to $401.5 million at September 30, 2005. Earning assets at September 30, 2005 totaled $386.6 million and consisted of $320.7 million in gross loans, $40.6 million in investment securities and $25.3 million in overnight investments and interest-bearing deposits in other banks. Total deposits and shareholders’ equity at September 30, 2005 were $336.2 million and $31.9 million, respectively.

See accompanying notes.

Since the end of 2004, gross loans have grown $57.9 million to $320.7 million as of September 30, 2005. Gross loans as of September 30, 2005 consisted of $73.6 million in commercial and industrial loans, $169.2 million in commercial real estate loans, $16.6 million in consumer loans, $61.6 million in residential real estate and construction loans and $301,000 of deferred loan fees. As of quarter end, there were $2.1 million of loans held for sale. At September 30, 2005, there were fifty-three loans with an aggregate principal balance of $3.2 million that were 30 days or more past due. This includes sixteen loans with an aggregate balance of $675,000 that were more than 90 days past due and on a non-accrual basis. At December 31, 2004, there were twenty-eight loans with an aggregate principal balance of $862,000 that were more than 30 days past due. Three of these loans with a combined balance of $190,000 were in non-accrual status. The allowance for loan losses of $3.6 million represented 1.37% of gross loans outstanding as of December 31, 2004. The allowance for loan losses increased 22 basis points to 1.59% of gross loans at September 30, 2005. Management attributes the increase in the allowance to three factors. First, an increase in asset quality indicators, as past dues increased from .33% of total loans as of December 31, 2004 to 1.00% of total loans at September 30, 2005. Secondly, a portion of the increase in the allowance percentage was due to a large relationship of just over $2.1 million that was downgraded to substandard in the allowance for loan and lease loss model. Management is assessing the risk inherent in that relationship and will make any further adjustments in the rating and the allowance if necessary. Thirdly, management has implemented an internal credit review department and that has led to a better identification of risk and an increase in the Banks’ adversely classified loans. Management believes that the allowance for loan losses as of September 30, 2005 is adequate to absorb probable losses inherent in the loan portfolio as of that date.

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At September 30, 2005, federal funds sold were $21.9 million, a decrease of nearly $3.0 million from the $25.0 million held as of December 31, 2004. Interest-earning deposits in other banks increased from $335,000 at December 31, 2004 to $3.3 million as of September 30, 2005. The Bank’s investment securities as of September 30, 2005 were $39.5 million, an increase of $14.6 million from December 31, 2004. The investment portfolio as of September 30, 2005 consisted of $26.4 million in government agency debt securities, $10.2 million in mortgage-backed securities and $3.0 million in municipal securities. The unrealized loss on these securities at September 30, 2005 was $184,000. Also included in earning assets is bank owned life insurance of $2.3 million.

At September 30, 2005, non-earning assets were $17.7 million, which reflects an increase of $1.8 million from the $15.9 million as of December 31, 2004. Non-earning assets as of September 30, 2005 included $7.5 million in cash and due from correspondent banks, $5.8 million in premises and equipment, accrued interest receivable of $1.9 million, deferred tax assets of $1.5 million and other assets of $1.0 million. During 2004, New Century Bank of Fayetteville constructed a three-story office building and entered into an agreement with two of its directors whereby New Century Bank of Fayetteville would sell a portion of the building to these directors. During the first quarter of 2005, this sale was completed and New Century Bank of Fayetteville received a total of $1,025,000 from two directors for 48.3% of the office building, resulting in a gain on the sale of approximately $39,000.

Total deposits at September 30, 2005 were $336.2 million and consisted of $47.8 million in non-interest-bearing demand deposits, $52.9 million in money market and NOW accounts, $3.1 million in savings accounts, and $232.4 million in time deposits. Total deposits grew by $65.9 million from $270.2 million as of December 31, 2004. Money market and NOW accounts decreased by $912,000 and time deposits grew by $53.6 million during the first nine months of 2005. Non-interest-bearing demand deposits increased by $13.1 million from $34.7 million as of December 31, 2004. Time deposit growth has come from several promotions that have been offered by the Banks throughout the year.

See accompanying notes.

As of September 30, 2005, the Company has $9.4 million in short-term borrowings and $22.4 million in long-term borrowings. Short term borrowings include repurchase agreements of $6.9 million and a $2.5 million advance outstanding on a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta that is due in June 2006. Long-term borrowings include FHLB advances of $4.0 million due in February 2006, $2.5 million due in December 2006, and $3.5 million due in July 2006. The FHLB advances are collateralized by a lien on 1-4 family first mortgage loans. Also included in long-term borrowings is $12.4 million of junior subordinated debentures issued in September 2004. The proceeds of the junior subordinated debentures will provide additional capital for the current and future expansion of New Century Bank.

Total shareholders’ equity at September 30, 2005 was $31.9 million, an increase of $2.5 million from $29.4 million as of December 31, 2004. This increase was due to $2.6 million in net income that was partially offset by a decrease of $171,000, net of tax, in the fair value of the Company’s investment securities available for sale.

Comparison of Results of Operations for the

Three months ended September 30, 2005 and 2004

Net Income. During the third quarter of 2005, the Company generated net income of $812,000 compared with net income of $661,000 for the third quarter of 2004. Net income per share for the quarter ended September 30, 2005 was $.19 per share-basic and $.18 per share-diluted, compared with net income per share of $.16 per share-basic and $.15 per share-diluted, for the third quarter of 2004. The increase in net income is due to higher net interest income and higher non-interest income, which were partially offset by a higher provision for loan losses and an increase in non-interest expenses.

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

Net interest income increased by nearly $1.1 million to $3.8 million for the quarter ended September 30, 2005. The Company’s total interest income benefited from strong growth in interest-earning assets. Average total interest-earning assets were $379.4 million in the third quarter of 2005 compared with $296.3 million during the same period one year earlier, while the yield on those assets increased 114 basis points from 5.62% to 6.76%. The Company’s average interest-bearing liabilities grew by $70.3 million to $312.9 million as compared to September 30, 2004, while the cost of those funds increased from 2.40% to 3.47% or 107 basis points. For the quarter ended September 30, 2005, the Company’s net interest margin was 3.95% and our net interest spread was 3.75%. For the quarter ended September 30, 2004, net interest margin was 3.66% and net interest spread was 3.52%.

Provision for Loan Losses. The Company recorded a $770,000 provision for loan losses in the third quarter of 2005, representing an increase of $460,000 from the $310,000 provision made in the same period of 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical

See accompanying notes.

loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In the third quarter of 2005, the level of provision for loan losses resulted from net loan charge-offs of $108,000, the downgrading of a $2.1 million relationship to substandard and accommodation for loan growth of $20.1 million. In the third quarter of 2004, the level of provision for loan losses resulted from loan charge-offs of $117,000 and accommodation for loan growth of $17.8 million. At September 30, 2005, the allowance for loan losses was $5.1 million, representing 1.59% of gross loans outstanding. At December 31, 2004, the allowance for loan losses was $3.6 million, or 1.37% of gross loans outstanding. There were $675,000 of nonaccrual loans at quarter end September 30, 2005, compared to $190,000 at December 31, 2004.

Non-Interest Income. Non-interest income for the quarter ended September 30, 2005 was $579,000, an increase of $169,000 over the third quarter of 2004. This increase is primarily due to increases in deposit service fees and charges of $44,000, gains on the sale of loans guaranteed by the Small Business Administration of $64,000, and an increase in other fees and income of $4,000. These gains also included an increase in other lending related income of $66,000, primarily due to higher fees from presold mortgages. The growth in fees and service charges is directly related to the growth in loans and transaction accounts during 2005.

Non-Interest Expenses. Non-interest expenses increased by $583,000 to $2.4 million for the quarter ended September 30, 2005, from $1.8 million for the quarter ended September 30, 2004. Because of the growth in non-interest expenses, the Company’s ratio of non-interest expenses to average total assets increased from 2.32% in the third quarter of 2004 to 2.44% in the third quarter of 2005. Salaries and employee benefits increased to $1.4 million in the third quarter of 2005 from $1.0 million in the same quarter of 2004 due mostly to the increase of Company personnel from 68 full-time equivalent employees at September 30, 2004 to 85 full-time equivalent employees at September 30, 2005. Occupancy and equipment expenses increased by $88,000 to $223,000 for the quarter ended September 30, 2005 due to the addition of the new bank building in Fayetteville in December 2004, the addition of a new bank building in Goldsboro in August 2005 and an office to house accounting and deposit and loan operations, which opened in the third quarter of 2005. Marketing and advertising expenses decreased by $16,000 to $56,000 for the third quarter of 2005, due to fewer advertising campaigns. Professional fees increased by $38,000 to $98,000 in third quarter 2005, up from $60,000 in the third quarter 2004, due to higher internal audit services fees and Sarbanes-Oxley compliance work. Information systems expenses increased $51,000 to $209,000 for the quarter ended September 30, 2005, due to growth in accounts from the Fayetteville and Goldsboro markets. Other operating expenses increased to $369,000 in the third quarter of 2005 compared with $338,000 for the same period of 2004 due to the general growth of the Banks since September 2004.

Provision for Income Taxes. The Company’s effective tax rate was 33% and 36% for the quarters ended September 30, 2005 and 2004, respectively. The effective tax rate has declined due to an increase in the Company’s investment in tax exempt United States Agency Securities during the first nine months of 2005.

Comparison of Results of Operations for the

Nine months ended September 30, 2005 and 2004

Net Income. During the first nine months of 2005, the Company generated net income of $2.6 million compared with net income of $1.2 million for the first nine months of 2004. Net income per share for the nine months ended September 30, 2005 was $.62 per share-basic and $.58 per share-diluted, compared with net income per share of $.28 per share-basic and $.27 per share-diluted, for the third quarter of 2004. The increase in net income is due to higher net interest income, higher non-interest income and a higher provision for loan losses, which were partially offset by an increase in non-interest expenses.

See accompanying notes.

Net Interest Income. Net interest income increased approximately $3.3 million to $10.5 million for the nine months ended September 30, 2005. The Company’s total interest income benefited from strong growth in interest-earning assets. Average total interest-earning assets were $355.7 million in the first nine months of 2005 compared with $248.8 million during the same period one year earlier, while the yield on those assets increased 91 basis points from 5.68% to 6.59%. The Company’s average interest-bearing liabilities grew by $95.6 million to $295.1 million as compared to September 30, 2004, while the cost of those funds increased from 2.35% to 3.20% or 85 basis points. For the nine month period ended September 30, 2005, the Company’s net interest margin was 3.93% and our net interest spread was 3.79%. For the nine month period ended September 30, 2004, net interest margin was 3.85% and net interest spread was 3.69%.

Provision for Loan Losses. The Company recorded a $1.7 million provision for loan losses in the first nine months of 2005, representing an increase of $313,000 from the $1.4 million provision made in the same period of 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In the first nine months of 2005, the level of provision for loan losses resulted from net loan charge-offs of $203,000, the downgrading of a $2.1 million loan relationship to substandard and accommodation for loan growth of $57.9 million. In the first nine months of 2004, the level of provision for loan losses resulted from loan charge-offs of $219,000 and accommodation for loan growth of $99.2 million. At September 30, 2005, the allowance for loan losses was $5.1 million, representing 1.59% of gross loans outstanding.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2005 was $1.7 million, an increase of $638,000 over the first nine months of 2004. This increase is primarily due to increases in deposit service fees and charges of $133,000, gains from the sale of loans guaranteed by the Small Business Administration of $205,000, and an increase in other fees and income of $66,000. These gains also included an increase in fees from presold mortgages of $224,000 compared to the first nine months of 2004. The growth in fees and service charges is directly related to the growth in loans and transaction accounts during 2005.

Non-Interest Expenses. Non-interest expenses increased by $1.5 million to $6.6 million for the nine months ended September 30, 2005, from $5.1 million for the same period ended September 30, 2004. In general, this increase is due to the growth of our franchise in the Goldsboro and Fayetteville markets. Even with the growth in non-interest expenses, the Company’s ratio of non-interest expenses to average total assets decreased from 2.62% in the first nine months of 2004 to 2.38% in the first nine months of 2005. Salaries and employee benefits increased to $3.9 million in the first nine months of 2005 from $3.0 million in the same period of 2004, due mostly to the increase of Company personnel from 68 full-time equivalent employees at September 30, 2004 to 85 full-time equivalent employees at September 30, 2005. Occupancy and equipment expenses increased by $167,000 to $556,000 for the nine months ended September 30, 2005 due to the addition of the new bank building in Fayetteville in December 2004 and an office to house accounting, credit administration, and deposit operations, which opened in the third quarter of 2005. The following expenses have increased as a result of the general growth of the Company since September 2004. Marketing and advertising expenses increased by $38,000 to $169,000 for the first nine months of 2005, due to marketing campaigns for free checking and time deposit promotions. Professional fees increased by $94,000 to $279,000 in first nine months 2005, up from $185,000 in the first nine months 2004, due to higher internal audit service fees and Sarbanes-Oxley compliance work. Information systems expenses increased $161,000 to $594,000 for the quarter ended September 30, 2005 as a result of higher processing fees due to internal bank growth. Other operating expenses increased to $1,075,000 in the first nine months of 2005 compared with $945,000 for the same period of 2004 due to the general growth of the Banks since September 2004.

Provision for Income Taxes. The Company’s effective tax rate was 34% and 36% for the nine months ended September 30, 2005 and 2004, respectively.

See accompanying notes

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 18% of total assets at September 30, 2005.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise; the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $20.6 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 30% of total assets, subject to available collateral. A floating lien of $12.6 million of qualifying loans is pledged to the FHLB to secure borrowings. Another source of short-term borrowings is securities sold under agreements to repurchase. At September 30, 2005, borrowings consisted of four advances from the FHLB totaling $12.5 million, and securities sold under agreements to repurchase of $6.8 million and junior subordinated debentures of $12.4 million. These debentures provide additional capital for the current and future expansion of New Century Bank. Under the current applicable regulatory guidelines, $10.5 million of the debentures qualify as Tier 1 capital for the Company.

Total deposits were $336.2 million at September 30, 2005. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 69.1% of total deposits at September 30, 2005. Time deposits of $100,000 or more represented 23.7% of the Company’s total deposits at September 30, 2005. At September 30, 2005, the Company had $4.1 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While the Banks will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs.

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 8.0% at September 30, 2005. As the following table indicates, at September 30, 2005, the Company exceeded regulatory capital requirements.

See accompanying notes

	At September 30, 2005
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
New Century Bancorp, Inc.

Total risk-based capital ratio	14.71%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.99%	4.00%	6.00%
Leverage ratio	10.81%	4.00%	5.00%

	At September 30, 2005
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
New Century Bank

Total risk-based capital ratio	14.98%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.73%	4.00%	6.00%
Leverage ratio	11.46%	4.00%	5.00%

	At September 30, 2005
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
New Century Bank of Fayetteville

Total risk-based capital ratio	13.27%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.02%	4.00%	6.00%
Leverage ratio	9.86%	4.00%	5.00%

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

See accompanying notes

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

See accompanying notes

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

See accompanying notes

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.

Date: November 10, 2005	By:	/s/ John Q. Shaw, Jr.
John Q. Shaw, Jr.
President and Chief Executive Officer

Date: November 10, 2005	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Senior Vice President and Chief Financial Officer