Form 10-K
period 2005-12-31
NEW CENTURY BANCORP INC
filed 2006-03-22
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

COMMISSION FILE NUMBER 000-50400

NEW CENTURY BANCORP, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	20-0218264
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

700 W. Cumberland Street, Dunn, North Carolina	28334
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone number, including area code: (910) 892-7080

Securities registered pursuant to Section 12(b) of the Act

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $1.00 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐                    Accelerated filer    ☐                    Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ 71,813,475

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date. 4,242,986

Documents Incorporated by Reference.

Proxy Statement for Registrant’s 2006 Annual Meeting of Shareholders.

FORM 10-K CROSS-REFERENCE INDEX

		FORM 10-K	PROXY STATEMENT	ANNUAL REPORT
PART I

Item 1 –	Business	X
Item1A–	Risk Factors	X
Item 1B –	Unresolved Staff Comments	X
Item 2 –	Properties	X
Item 3 –	Legal Proceedings	X
Item 4 –	Submission of Matters to a Vote of Security Holders	X

PART II

Item 5 –	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	X
Item 6 –	Selected Financial Data
Item 7 –	Management’s Discussion and Analysis of Financial Condition and Results of Operation		X
Item 7A –	Quantitative and Qualitative Disclosures About Market Risk	X
Item 8 –	Financial Statements and Supplementary Data		X
Item 9 –	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	X
Item 9A –	Controls and Procedures	X
Item 9B –	Other Information	X

PART III

Item 10 –	Directors and Executive Officers of the Registrant	X	X
Item 11 –	Executive Compensation		X
Item 12 –	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	X	X
Item 13 –	Certain Relationships and Related Transactions		X
Item 14 –	Principal Accounting Fees and Services		X

PART IV

Item 15 –	Exhibits, Financial Statement Schedules	X

PART I

ITEM 1 –BUSINESS

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

The Registrant operates for the primary purpose of serving as the holding company for its subsidiary depository institutions, New Century Bank and New Century Bank of South (collectively, the “Banks”). The Registrant’s headquarters are located at 700 West Cumberland Street, Dunn, North Carolina 28334.

New Century Bank was incorporated on May 19, 2000 as a North Carolina-chartered commercial bank, opened for business on May 24, 2000, and is located at 700 West Cumberland Street, Dunn, North Carolina.

New Century Bank South was incorporated on December 23, 2003 as a North Carolina-chartered commercial bank, opened for business on January 2, 2004, and is located at 2818 Raeford Road, Fayetteville NC 28303, Fayetteville, North Carolina.

The Banks operate for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in their respective market areas. The Banks offers a range of banking services including checking and savings accounts, commercial, consumer, mortgage and personal loans, and other associated financial services.

Primary Market Area

The Registrant’s market area consists of Harnett, Cumberland, Johnston, Sampson and Wayne Counties, North Carolina. The Registrant’s market area has a population of over 600,000 with an average household income of over $50,000.

The June 2005 total deposits in the Registrant’s market area exceeded $5.6 billion. The leading economic components of Harnett and Johnston Counties are services, manufacturing, and retail trade. In contrast, Cumberland County’s leading sector is federal military government, followed by services and retail trade. In Sampson County, leading employers include manufacturing, services, and state and local government. Wayne County’s leading sectors are federal military government, services and retail trade and agriculture. The largest employers in the Registrant’s market area include Kelly-Springfield Tires, Black & Decker, Bayer, Morganite, Inc. and the United States military.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. As of June 30, 2005, data provided by the FDIC Deposit Market Share Report indicated that, within the Registrant’s market area, there were 172 offices of 22 different commercial and savings institutions (25 in Harnett County, 36 in Johnston County, 64 in Cumberland County, 15 in Sampson County, and 32 in Wayne County).

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

Employees

As of December 31, 2005, the Registrant employed 92 full time equivalent employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes relations with its employees to be good.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2005, the Registrant was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 12.93% and 14.54%, respectively.

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

Interstate Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle Act”), the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle Act. These mergers are also subject to similar aging and deposit concentration limits.

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

Future Legislation

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant’s operations.

Item 1A – RISK FACTORS

RISK FACTORS

An investment in the registrant’s common stock involves a number of risks. We urge you to read all of the information contained in this annual report on Form 10-K. In addition, we urge you to consider carefully the following factors before you invest in shares of the registrant’s common stock.

Risks Associated with our Merger Agreement with Progressive State Bank

We can give no assurances as to when, or if, our acquisition of Progressive State Bank will be consummated.

We are party to an Agreement and Plan of Merger with Progressive State Bank, Lumberton, North Carolina dated February 2, 2006. Our acquisition of Progressive State Bank is subject to regulatory approval of the North Carolina Banking Commission, the FDIC and also subject to the approval by the shareholders Progressive State Bank. Accordingly, we are unable to predict when, or if, the acquisition will be consummated. If we cannot effect the acquisition of Progressive State Bank and its immediate merger with and into our subsidiary, New Century Bank South, we may be forced to alter our long-range business plans at significant expense.

The merger may have an adverse effect on operating results

Our proposed acquisition of Progressive State Bank and the subsequent merger of Progressive State Bank with and into New Century Bank South involves the combination of two companies that have previously operated independently. A successful combination of the companies’ operations will depend primarily on retaining and expanding the customer base of Progressive State Bank and on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. Difficulties may be encountered in combining the operations of Progressive State Bank and the registrant, including:

•	the loss of key employees and customers;

•	disruptions to our businesses;

•	possible inconsistencies in standards, control procedures and policies;

•	unexpected problems with costs, operations, personnel, technology or credit;

•	the assimilation of new operations, sites and personnel possibly diverting resources from regular banking operations;

•	difficulties assimilating acquired operations and personnel;

•	potential disruptions of our ongoing business;

•	the diversion of resources and management time;

•	the possibility that uniform standards, controls, procedures and policies may not be maintained;

•	the potential impairment of relationships with employees or customers as a result of changes in management;

•	difficulties in evaluating the historical or future financial performance of the combined business; and

•	brand awareness issues related to the acquired assets or customers.

Further, we may be unable to realize fully any of the potential cost savings we expect to achieve in the merger. Any cost savings that are realized may be offset by losses in revenues, increases in expenses or other changes to earnings or required accounting treatments or valuations of the registrant’s assets and liabilities.

Risks Associated with our Continued Operations

We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial condition and the value of our common stock.

Our strategy has been to increase the size of our company by opening new offices, acquiring other banks and by pursuing business development opportunities. We have grown rapidly since we commenced operations. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our growth strategy. There can be no assurance that our further expansion will be profitable or that we will continue to be able to sustain our historical rate of growth, either through internal growth or through successful expansion of our markets, or that we will be able to maintain capital sufficient to support our continued growth. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance.

A decrease in interest rates could adversely impact our profitability.

Our results of operations may be significantly affected by the monetary and fiscal policies of the federal government and the regulatory policies of government authorities. A significant component of our earnings is our net interest income. Net interest income is the difference between income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits and our borrowings. Like many financial institutions, we are subject to the risk of fluctuations in interest rates. A significant decrease in interest rates could have a material adverse effect on our net income as we would expect the yields on our earning assets to decrease more quickly than the cost of our interest-bearing deposits and borrowings.

Our profitability depends significantly on economic conditions in our market area.

Our success depends to a large degree on the general economic conditions in our market areas. The local economic conditions in these areas have a significant impact on the amount of loans that we make to our borrowers, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and performance.

If we experience greater loan losses than anticipated, it will have an adverse effect on our net income.

While the risk of nonpayment of loans is inherent in banking, if we experience greater nonpayment levels than we anticipate, our earnings and overall financial condition, as well as the value of our common stock, could be adversely affected.

We cannot assure you that our monitoring procedures and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses. In addition, as a result of the rapid growth in our loan portfolio, loan losses may be greater than management’s estimates. Loan losses can cause insolvency and failure of a financial institution and, in such an event, our shareholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect our profitability. Any loan losses will reduce the loan loss allowance. A reduction in the loan loss allowance will be restored by an increase in our provision for loan losses. This would reduce our earnings which could have an adverse effect on our stock price.

In order to be profitable, we must compete successfully with other financial institutions which have greater resources and capabilities than we do.

The banking business in North Carolina in general is extremely competitive. Most of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We must overcome historical bank-customer relationships to attract customers away from our competition. We compete with the following types of institutions:

– other commercial banks	– securities brokerage firms
– savings banks	– mortgage brokers
– thrifts	– insurance companies
– credit unions	– mutual funds
– consumer finance companies	– trust companies

Some of our competitors are not regulated as extensively as we are and, therefore, may have greater flexibility in competing for business. Some of these competitors are subject to similar regulation but have the advantages of larger established customer bases, higher lending limits, extensive branch networks, numerous automated teller machines, greater advertising-marketing budgets or other factors.

Our legal lending limit is determined by law. The size of the loans which we offer to our customers may be less than the size of the loans that larger competitors are able to offer. This limit may affect to some degree our success in establishing relationships with the larger businesses in our market.

There is a limited market for our common stock

Our common stock is traded on the Nasdaq Over-the-Counter Bulletin Board and the volume of trading in our common stock has historically been low. Therefore, there can be no assurance that an investor in our common stock who wishes later to sell those shares would be able to do so immediately or at an acceptable price.

Our securities are not FDIC insured.

Our common stock is not a savings or deposit account or other obligation of the bank, and is not insured by the Federal Deposit Insurance Corporation or any other governmental agency and is subject to investment risk, including the possible loss of principal.

ITEM 1B – UNRESOLVED STAFF COMMENTS

The Registrant is not an accelerated filer as defined in Rule 12b-2 of the Exchange Act. The Registrant received no written comments from the Commission staff regarding its periodic or current reports under the Exchange Act during its fiscal year ended December 31, 2005.

ITEM 2 - PROPERTIES

The following table sets forth the location of the main and branch offices of the Registrant’s subsidiary depository institutions, New Century Bank and New Century Bank South, as well as certain information relating to these offices to date.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased
Main Office 700 West Cumberland Street Dunn, NC 28110	2001	12,600	Owned

Clinton Office 506 South East Boulevard Clinton, NC 28328	2002	2,200	Leased

Sunset Avenue Office 1519 Sunset Avenue Clinton, NC 28328	2005	2,200	Leased

Goldsboro Office 431 N. Spence Avenue Goldsboro, NC 27534	2005	6,300	Owned

New Century Bank South 2818 Raeford Road Fayetteville, NC 28303	2004	10,000	Owned

ITEM 3 - LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant, or any of its subsidiaries, is a party, or of which any of their property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Out common stock is quoted on the NASDAQ Over-the-Counter Bulletin Board under the trading symbol “NCBC.” Howe Barnes Investments, Inc., Chicago, Illinois and Ryan Beck & Company, Florham Park, New Jersey, provide bid and ask quotes for our common stock. At December 31, 2005, there were 4,241,040 shares of common stock outstanding, which were held by 1,468 shareholders.

	Sales Prices(1)
	High	Low
2005
First Quarter	$16.00	$12.67
Second Quarter	16.13	13.33
Third Quarter	25.57	14.67
Fourth Quarter	28.50	24.75

2004
First Quarter	$12.70	$9.62
Second Quarter	20.17	12.07
Third Quarter	16.67	14.50
Fourth Quarter	17.27	13.33

(1)	Adjusted for 3-for-2 stock split effecting in the form of a 50% stock dividend in July 2005 and a 11-for-10 stock split effected in the forms of a 10% stock dividend in June 2004.

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$24,679	$15,408	$9,360	$7,125	$5,193
Total interest expense	10,089	5,187	3,217	2,760	2,375

Net interest income	14,590	10,221	6,143	4,365	2,818
Provision for loan losses	2,172	1,684	1,042	872	564

Net interest income after provision for loan losses	12,418	8,537	5,101	3,493	2,254
Total non-interest income	2,496	1,692	1,134	731	502
Total non-interest expense	9,129	6,962	4,833	2,870	2,027

Income before income taxes	5,785	3,267	1,402	1,354	729
Provision for income taxes	2,164	1,173	496	496	136

Net income	$3,621	$2,094	$906	$858	$593

Per Common Share Data: (1)
Earnings per share - basic	$.86	$.50	$.26	$.31	$.29
Earnings per share - diluted	.79	.48	.25	.30	.29
Market Price
High	28.50	20.17	11.02	11.02	6.39
Low	12.67	9.62	8.27	6.01	5.45
Close	24.75	13.67	9.83	9.37	6.07
Book value	7.77	6.98	9.75	8.92	8.25

Selected Year-End Balance Sheet Data:
Loans	$326,852	$262,750	$151,930	$100,008	$63,563
Allowance for loan losses	5,298	3,598	2,355	1,546	984
Other interest-earning assets	90,878	51,051	31,059	19,917	16,595
Total assets	436,367	328,311	191,813	126,391	84,375
Deposits	367,003	270,230	151,971	105,482	68,874
Borrowings	34,115	27,057	11,714	2,131	2,009
Shareholders’ equity	32,974	29,444	27,266	17,343	12,671

Selected Average Balances:
Total assets	$381,494	$277,432	$159,360	$109,956	$67,126
Loans	297,045	219,257	119,724	81,058	46,289
Total interest-earning assets	362,669	261,217	150,227	104,551	63,287
Deposits	317,648	231,510	131,852	91,459	54,305
Total interest-bearing liabilities	303,889	214,109	118,726	80,338	47,192
Shareholders’ equity	31,583	30,483	21,808	15,868	10,853

Selected Performance Ratios:
Return on average assets	.95%	.75%	.57%	.78%	.88%
Return on average equity	11.47%	6.87%	4.15%	5.41%	5.46%
Net interest margin	4.02%	3.91%	4.09%	4.17%	4.45%
Net interest spread	3.48%	3.48%	3.52%	3.38%	3.17%
Non-interest expense to average assets	2.39%	2.51%	3.04%	2.61%	3.03%

Asset Quality Ratios:
Nonperforming loans to period-end loans	.47%	.33%	.36%	.27%	.04%
Allowance for loan losses to period-end loans	1.62%	1.37%	1.55%	1.55%	1.55%
Net loan charge-offs to average loans	.16%	.20%	.19%	.38%	.16%

Capital Ratios:
Total risk-based capital	14.54%	16.76%	18.61%	18.24%	20.56%
Tier 1 risk-based capital	12.93%	15.51%	17.36%	16.99%	19.30%
Leverage ratio	10.56%	12.52%	14.64%	13.99%	15.49%
Equity to assets ratio	7.56%	8.97%	14.21%	13.72%	15.02%

Other Data:
Number of banking offices	5	4	3	2	1
Number of full time equivalent employees	92	72	55	33	22

(1)	Adjusted for the effects of the 3-for-2 stock split in July 2005 and the 11-for-10 stock splits in June 2004, September 2003 and May 2002.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes contained elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of New Century Bancorp, Inc. Because New Century Bancorp, Inc. has no material operations and conducts no business on its own other than owning its subsidiaries, New Century Bank and New Century Bank South, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of these subsidiaries. However, for ease of reading and because the financial statements are presented on a consolidated basis, New Century Bancorp, Inc., New Century Bank and New Century Bank South are collectively referred to herein as the Company unless otherwise noted. All references in this Annual Report to net income per share, price per share, book value per share and weighted average common and common equivalent shares outstanding have been adjusted to reflect three separate eleven-for-ten stock splits effected in the form of 10% stock dividends, one declared in May 2002, another in September 2003 and the third in June 2004, and one three-for-two stock split declared in July 2005.

DESCRIPTION OF BUSINESS

New Century Bancorp, Inc. is a bank holding company whose principal business activity is the ownership of New Century Bank and New Century Bank South (collectively referred to as the “Banks”). New Century Bank opened for business in May 2000 as a North Carolina-chartered banking corporation. Effective September 19, 2003, New Century Bank became a wholly owned subsidiary of the Company. The shareholders of New Century Bank received one share of $1.00 par value common stock of New Century Bancorp, Inc. for each share of $5.00 par value common stock of New Century Bank owned in a share exchange that accomplished the holding company reorganization. All outstanding options to purchase common shares of New Century Bank were converted into options to purchase common shares of New Century Bancorp. In June 2003, New Century Bank opened an office in Fayetteville, which operated as a branch of New Century Bank until January 2, 2004, when the Fayetteville office was sold to New Century Bank South (formerly New Century Bank of Fayetteville), a de novo North Carolina-chartered banking corporation.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

YEARS ENDED DECEMBER 31, 2005 AND 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share and per share data)
2005
Interest Income	$5,129	$5,875	$6,520	$7,155
Interest Expense	1,901	2,419	2,740	3,028

Net Interest Income	3,228	3,456	3,780	4,127
Provision for loan losses	500	433	770	469

Net interest income after provision for loan losses	2,728	3,023	3,010	3,658
Non interest income	556	610	579	751
Non interest expense	2,062	2,141	2,368	2,558

Income before taxes	1,222	1,492	1,221	1,851
Income taxes	415	500	409	841

Net income	$807	$992	$812	$1,010

Net income per share
Basic	$0.19	$0.23	$0.19	$0.24
Diluted	0.18	0.22	0.18	0.22
Average shares outstanding
Basic	4,217,216	4,219,102	4,224,237	4,234,469
Diluted	4,471,716	4,480,687	4,549,438	4,589,995

2004
Interest Income	$2,898	$3,569	$4,186	$4,713
Interest Expense	914	1,132	1,462	1,666

Net Interest Income	1,984	2,437	2,724	3,047
Provision for loan losses	603	477	310	295

Net interest income after provision for loan losses	1,381	1,960	2,414	2,752
Non interest income	348	389	410	586
Non interest expense	1,607	1,673	1,785	1,909

Income before taxes	122	676	1,039	1,429
Income taxes	38	241	378	516

Net income	$84	$435	$661	$913

Net income per share
Basic	$0.02	$0.10	$0.16	$0.22
Diluted	0.02	0.10	0.15	0.20
Average shares outstanding
Basic	4,193,001	4,193,001	4,193,732	4,210,334
Diluted	4,347,596	4,347,592	4,450,050	4,480,434

The quarterly financial data may not aggregate to annual amounts due to rounding.

FINANCIAL CONDITION

DECEMBER 31, 2005 AND 2004

Total assets at December 31, 2005 were $436.4 million, which represents an increase of $108.1 million or 33% from December 31, 2004. Cash, interest-bearing deposits and federal funds sold increased $24.2 million to $56.5 million at December 31, 2005. Investment securities increased to $41.6 million from $24.9 million at December 31, 2004.

Loans receivable increased by $64.1 million to $326.9 million as of December 31, 2005. The growth in loans is due to the maturation and continued growth in our markets. The loan portfolio at December 31, 2005 was comprised of $239.0 million in real estate loans, $72.4 million in commercial and industrial loans, $15.7 million in loans to individuals and $285,000 in deferred loan fees. At December 31, 2005, there were 50 loans with an aggregate principal balance of approximately $2,900,000 that were more than 30 days past due. Fourteen of these loans with a combined balance of approximately $823,000 were in non-accrual status. The allowance for loan losses of $5.3 million represented 1.62% of gross loans outstanding as of December 31, 2005.

The Company’s investment portfolio at December 31, 2005, which consisted of U.S. government agency securities, mortgage-backed securities and bank-qualified municipal securities, aggregated $41.6 million with a weighted average yield of 3.94%. The Company also holds an investment of $1.1 million in the form of Federal Home Loan Bank Stock with a dividend yield of 3.23%. The investment portfolio increased $16.8 million in 2005, the result of $25.5 million in purchases, $8.3 million of maturities and prepayments and a decrease of $515,000 in the market value of securities held available for sale. There were no sales of investment securities during 2005.

At December 31, 2005, the company held $4.2 million in bank owned life insurance on key members of management. Non-earning assets were $19.9 million, an increase of $3.7 million over December 31, 2004. Non-earning assets included $8.5 million in cash and due from banks, $2.1 million in interest receivable, $443,000 in foreclosed real estate, $6.0 million in bank premises and equipment, and $2.9 million in other assets.

Total deposits at December 31, 2005 were $367.0 million, an increase of $96.8 million from $270.2 million at December 31, 2004. In general, the growth in our deposits is attributable to growth in our markets and was supplemented by large deposits associated with the stock offerings of three unaffiliated proposed banks, all of which are due to open in 2006. At December 31, 2005, deposits were comprised of 14% demand deposits, 22% savings, NOW and money market accounts, and 64% time deposits. Time deposits of $100,000 or more totaled $95.1 million or 25.9% of total deposits as of December 31, 2005. Brokered deposits totaled $8.5 million or 2.3% of year-end deposits.

The Company’s short term debt includes securities sold under agreements to repurchase $9.2 million at December, 31, 2005. These were collateralized by U.S. government agency and municipal securities. Also included in short term debt is a $2.5 million advance from the FHLB with an interest rate of 3.95%. This advance was taken in June 2005 and matures in June 2006. FHLB advances are collateralized by a lien on 1-4 family first mortgage loans.

The Company’s long term debt, which is based on contractual maturity, includes $10.0 million in advances from the FHLB. These advances include a $4.0 million advance with an interest rate of 2.65%, a $3.5 million advance with an interest rate of 3.58%, and a $2.5 million advance with an interest rate of 4.03%. These advances mature in February, July, and December 2006, respectively. Also included in long term debt is $12.4 million of junior subordinated debentures. In 2004, these debentures were issued to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million in trust preferred securities. Under the current applicable regulatory guidelines, $10.8 million of these debentures qualify as Tier I capital.

Shareholders’ equity increased $3.5 million during 2005. The increase was due to net income of $3.6 million and $237,000 from the issuance of common stock from the exercise of stock options, partially offset by a decrease of $328,000, net of tax, in the fair value of the Company’s investment securities available for sale.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Overview. During 2005, New Century Bancorp generated net income of $3.6 million compared with net income of $2.1 million for the year ended December 31, 2004. Net income per share in 2005 was $.86 basic and $.79 diluted compared with net income per share of $.50 basic and $.48 diluted in 2004. This increase is primarily due to the growth in interest-earning assets during 2005 and the resulting increase in net interest income, and also to the strong growth in non-interest income. These increases were partially offset by increases in the provision for loan losses and non-interest expense.

Net Interest Income. Net interest income increased $4.4 million to $14.6 million for the year ended December 31, 2005. The Company’s total interest income benefited from strong growth in interest-earning assets, and higher interest-earning asset yields. Average total interest-earning assets were $362.7 million in 2005 compared with $261.2 million during 2004, while the yield on those assets increased 91 basis points from 5.89% to 6.80%. The Company’s average interest-bearing liabilities grew by $89.8 million to $303.9 million in 2005, while the cost of those funds increased from 2.42% to 3.32%, or 90 basis points. For the year ended December 31, 2005, our net interest margin was 4.02% and our net interest spread was 3.48%. For the year ended December 31, 2004, net interest margin was 3.91% and net interest spread was 3.48%.

Provision for Loan Losses. The Company recorded a provision of approximately $2.2 million for loan losses in 2005, representing an increase of $488,000 over the $1.7 million provision made in 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2005 and 2004, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $64.1 million in 2005 and by $110.8 million in 2004. In addition, net loan charge-offs increased to $472,000 in 2005 as compared to $441,000 in 2004. At December 31, the allowance for loan losses was $5.3 million for 2005 and $3.6 million for 2004, representing 1.62% and 1.37%, respectively, of loans outstanding. This increase in the percentage of the allowance for loan losses is in response to the maturation and seasoning of the Company’s loan portfolio and lending processes. There were $823,000 and $190,000 of nonaccrual loans at December 31, 2005 and 2004, respectively.

Non-Interest Income. Non-interest income for the year ended December 31, 2005 was $2.5 million, an increase of $804,000 over the year ended December 31, 2004. This increase is primarily due to an increase in deposit service fees and charges of $146,000 and an increase of $271,000 in mortgage program commissions. Additionally, there was an increase of $328,000 in commissions from the sales of SBA loans, which is a program that the Company started in the fourth quarter of 2004. The growth in service fees and charges is directly related to the growth in transaction accounts during 2005 and to the growth in an overdraft protection product tied to qualifying demand deposit accounts.

Non-Interest Expense. Non-interest expense increased by $2.1 million to $9.1 million for the year ended December 31, 2005, from $7.0 million for the year ended December 31, 2004. Despite this increase, the

Company’s ratio of non-interest expense to average total assets decreased from 2.51% in 2004 to 2.39% in 2005. Salaries and employee benefits increased to $5.5 million from $4.1 million in 2004 due to the increase of Company personnel from 72 to 92 full time equivalent employees. The expansion into a new operations center in downtown Dunn, a new bank building in Goldsboro and another office in Clinton has resulted in an increase of $177,000 in occupancy and equipment expenses to a total of $717,000 for the year ended December 31, 2005. Other non-interest expense increased to $2.9 million in 2005 compared with $2.4 for the year ended December 31, 2004. The following are included in other non-interest expenses:

•	Postage, printing and office supplies increased from $220,000 in 2004 to $254,000 in 2005, largely due to the increasing growth in all areas of the Company.

•	Advertising and promotion expenses increased from $196,000 in 2004 to $274,000 in 2005, due in part to promotions and deposit related marketing campaigns in all of the Banks’ markets.

•	Data processing and other outsourced service expenses increased by $188,000 to $817,000 in 2005. Most of this increase is in core processing, networking and items processing expenses.

•	Professional service expenses increased from $323,000 in 2004 to $432,000 in 2005. A large part of this increase is in legal fees and other professional fees.

•	Other operating expenses increased $151,000 to approximately $1.2 million in 2005, largely due to additional expenses related to general corporate expenses, the opening of new offices and the general growth of the Company.

Provision for Income Taxes. The Company’s effective tax rate was 37.4% in 2005 and 35.9% in 2004.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Overview. During 2004, New Century Bancorp generated net income of $2.1 million compared with net income of $906,000 for the year ended December 31, 2003. Net income per share in 2004 was $.50 basic and $.48 diluted compared with net income per share of $.26 basic and $.25 diluted in 2003. This increase is primarily due to the growth in interest-earning assets during 2004 and the resulting increase in net interest income, and also to the strong growth in non-interest income. These increases were partially offset by increases in the provision for loan losses and non-interest expense.

Net Interest Income. Net interest income increased $4.1 million to $10.2 million for the year ended December 31, 2004. The Company’s total interest income benefited from strong growth in interest-earning assets, which was partially offset by lower interest-earning asset yields. Average total interest-earning assets were $261.2 million in 2004 compared with $150.2 million during 2003, while the yield on those assets dropped 34 basis points from 6.23% to 5.89%. The Company’s average interest-bearing liabilities grew by $95.4 million to $214.1 million in 2004, while the cost of those funds dropped from 2.71% to 2.42%, or 29 basis points. For the year ended December 31, 2004, our net interest margin was 3.91% and our net interest spread was 3.48%. For the year ended December 31, 2003, net interest margin was 4.09% and net interest spread was 3.52%. The compression of margin and spread since 2003 is the result of the repricing of interest sensitive assets and the growth in the volume of interest-bearing liabilities during 2004.

Provision for Loan Losses. The Company recorded a provision of approximately $1.7 million for loan losses in 2004, representing an increase of $642,000 over the $1.0 million provision made in 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors.

In both 2004 and 2003, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $110.8 million in 2004 and by $51.9 million in 2003. In addition, net loan charge-offs increased to $441,000 in 2004 as compared to $233,000 in 2003. At December 31, the allowance for loan losses was $3.6 million for 2004 and $2.4 million for 2003, representing 1.37% and 1.55%, respectively, of loans outstanding. There were $190,000 and $180,000 of nonaccrual loans at December 31, 2004 and 2003, respectively.

Non-Interest Income. Non-interest income for the year ended December 31, 2004 was $1.7 million, an increase of $558,000 over the year ended December 31, 2003. This increase is primarily due to an increase in deposit service fees and charges of $310,000, an increase of $92,000 in commissions from credit life insurance premiums, and income generated by government guaranteed loan programs, which is a new program started in the fourth quarter of 2004, of $100,000. The growth in service fees and charges is directly related to the growth in transaction accounts during 2004 and to the growth in an overdraft protection product tied to qualifying demand deposit accounts.

Non-Interest Expense. Non-interest expense increased by $2.1 million to $6.9 million for the year ended December 31, 2004, from $4.8 million for the year ended December 31, 2003. Despite this increase, the Company’s ratio of non-interest expense to average total assets decreased from 3.04% in 2003 to 2.51% in 2004. Salaries and employee benefits increased to $4.1 million from $2.9 million in 2003 due to the increase of Company personnel from 55 to 72 full time equivalent employees. Also the expansion into two new markets has resulted in an increase of $191,000 in occupancy and equipment expenses to a total of $540,000 for the year ended December 31, 2004. Other non-interest expense increased to $2.4 million in 2004 compared with $1.6 for the year ended December 31, 2003. The following are included in other non-interest expenses:

•	Postage, printing and office supplies increased from $131,000 in 2003 to $220,000 in 2004, largely due to the opening of the Goldsboro office and New Century Bank South.

•	Advertising and promotion expenses increased from $126,000 in 2003 to $196,000 in 2004, due in part to promotions related to our new office in Goldsboro and deposit related marketing campaigns in all of the Banks’ markets.

•	Data processing and other outsourced service expenses increased by $146,000 to $629,000 in 2004. Most of this increase is in core processing and items processing expenses.

•	Professional service expenses increased from $250,000 in 2003 to $323,000 in 2004. A large part of this increase is in audit fees and other professional fees.

•	Other operating expenses increased $421,000 to approximately $1.0 million in 2004, largely due to additional expenses related to general corporate expenses, the opening of the Goldsboro office and New Century Bank South.

Provision for Income Taxes: The Company’s effective tax rate was 35.9% in 2004 and 35.4% in 2003.

NET INTEREST INCOME

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest-bearing liabilities.

The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Nonaccrual loans have been included in determining average loans.

	For the Years Ended December 31,
	2005			2004			2003
	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans	$297,045	$22,406	7.54%	$219,257	$14,422	6.58%	$119,724	$8,628	7.21%
Investment securities	33,006	1,236	3.74%	17,360	591	3.40%	13,963	564	4.04%
Other interest-earning assets	32,618	1,037	3.18%	24,600	395	1.61%	16,540	168	1.02%

Total interest-earning assets	362,669	24,679	6.80%	261,217	15,408	5.89%	150,227	9,360	6.23%

Other assets	18,825			16,215			9,133

Total assets	$381,494			$277,432			$159,360

INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$56,378	869	1.54%	$55,888	635	1.14%	$31,064	440	1.42%
Time deposits over $100,000	73,238	3,016	4.12%	39,917	1,279	3.20%	28,376	946	3.33%
Other time deposits	143,547	5,021	3.5%	104,040	2,870	2.76%	53,958	1,713	3.17%
Borrowings	30,726	1,183	3.85%	14,264	403	2.73%	5,328	118	2.21%

Total interest-bearing liabilities	303,889	10,089	3.32%	214,109	5,187	2.41%	118,726	3,217	2.71%

Non-interest-bearing deposits	44,485			31,665			18,455
Other liabilities	1,537			1,175			371
Shareholders’ equity	31,583			30,483			21,808

Total liabilities and shareholders’ equity	$381,494			$277,432			$159,360

Net interest income/interest rate spread		$14,590	3.48%		$10,221	3.48%		$6,143	3.52%

Net interest margin			4.02%			3.91%			4.09%

Ratio of interest-earning assets to interest-bearing liabilities	119.34%			122.00%			126.53%

RATE/VOLUME ANALYSIS

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

	Year Ended December 31, 2005 vs. 2004			Year Ended December 31, 2004 vs. 2003			Year Ended December 31, 2003 vs. 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$5,492	$2,492	$7,984	$6,860	$(1,066)	$5,794	$2,892	$(696)	$2,196
Investment securities	551	58	645	126	(99)	27	65	(107)	(42)
Other interest-earning assets	196	482	642	106	121	227	72	(79)	(7)

Total interest income	6,239	3,032	9,271	7,092	(1,044)	6,048	3,029	(882)	2,147

Interest expense:
Deposits:
Savings, NOW and money market	7	227	234	317	(122)	195	156	(156)	—
Time deposits over $100,000	1,220	517	1,737	377	(44)	333	377	(223)	154
Other time deposits	1,236	915	2,151	1,486	(329)	1,157	570	(346)	224
Borrowings	549	231	780	225	60	285	70	9	79

Total interest expense	3,012	1,890	4,902	2,405	(435)	1,970	1,173	(716)	457

Net interest income increase (decrease)	$3,227	$1,142	$4,369	$4,687	$(609)	$4,078	$1,856	$(166)	$1,690

LIQUIDITY

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The Company’s principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 23% and 18% of total assets at December 31, 2005 and 2004.

The Company has been a net seller of federal funds, maintaining liquidity sufficient to fund new loan demand. When the need arises, the Company has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $20.6 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company may obtain advances of up to 30% of our assets, subject to our available collateral. A floating lien of $16.4 million on qualifying loans is pledged to FHLB to secure borrowings. As another source of short-term borrowings, the Company also utilizes securities sold under agreements to repurchase. At December 31, 2005, borrowings consisted of securities sold under agreements to repurchase of $9.2 million and FHLB advances totaling $12.5 million.

Total deposits were $367.0 million and $270.2 million at December 31, 2005 and 2004, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 64% and 66% of total deposits at December 31, 2005 and 2004, respectively. Time deposits of $100,000 or more represented 24% and 21%, respectively, of the total deposits at December 31, 2005 and 2004. At December 31, 2005, the Company had $8.5 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While the competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Company’s current cash flow needs.

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier I capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines that require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 7.56% at December 31, 2005. As the following table indicates, at December 31, 2005, the Company and its two bank subsidiaries exceeded regulatory capital requirements.

	At December 31, 2005
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
New Century Bancorp, Inc.
Total risk-based capital ratio	14.54%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.93%	4.00%	6.00%
Leverage ratio	10.56%	4.00%	5.00%

New Century Bank
Total risk-based capital ratio	15.11%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.86%	4.00%	6.00%
Leverage ratio	11.19%	4.00%	5.00%

New Century Bank South
Total risk-based capital ratio	12.06%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.80%	4.00%	6.00%
Leverage ratio	9.19%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds will provide additional capital for the current and future expansion of New Century Bank. Under the current applicable regulatory guidelines, $10.8 million of these debentures qualify as Tier I capital. Management expects that the Company and both Banks will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

ASSET/LIABILITY MANAGEMENT

The Company’s results of operations depend substantially on its net interest income. Like most financial institutions, the Company’s interest income and cost of funds are affected by general economic conditions and by competition in the market place.

The purpose of asset/liability management is to provide stable net interest income growth by protecting the Company’s earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. The Company maintains, and has complied with, a Board approved asset/liability management policy that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analysis: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities. The Company’s policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

When suitable lending opportunities are not sufficient to utilize available funds, the Company has generally invested such funds in securities, primarily securities issued by governmental agencies, mortgage-backed securities and municipal obligations. The securities portfolio contributes to the Company’s profits and plays an important part in overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the securities portfolio are safety, liquidity, yield, asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits.

In reviewing the needs of the Company with regard to proper management of its asset/liability program, the Company’s management estimates its future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases (due to increased demand through marketing), and forecasted interest rate changes.

The analysis of an institution’s interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2005
	1 Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans:
Adjustable rate	$194,087	$—	$—	$—	$194,087
Fixed rate	21,955	55,753	48,320	6,737	132,765
Securities available for sale	10,953	18,671	8,259	3,721	41,604
Interest-earning deposits in other banks	3,284	—	—	—	3,284
Federal funds sold	44,744	—	—	—	44,744
Stock in FHLB of Atlanta	—	—	—	1,094	1,094
Stock in The Bankers Bank	—	—	—	51	51

Total interest-earning assets	$275,023	$74,424	$56,579	$11,603	$417,629

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$79,534	$—	$—	$—	$79,534
Time	31,931	49,738	50,143	7,285	139,097
Time over $100,000	14,458	29,639	44,226	6,735	95,058
Short term debt	11,743	—	—	—	11,743
Long term debt	22,372	—	—	—	22,372

Total interest-bearing liabilities	$160,038	$79,377	$94,369	$14,020	$347,804

Interest sensitivity gap per period	$114,985	$(4,953)	$(37,790)	$(2,417)	$69,825

Cumulative interest sensitivity gap	$114,985	$110,032	$72,242	$69,825	$69,825

Cumulative gap as a percentage of total interest-earning assets	27.53%	26.35%	17.30%	16.72%	16.72%

Cumulative interest-earning assets as a percentage of interest-bearing liabilities	171.85%	145.96%	121.64%	120.08%	120.08%

Loans maturing or repricing after December 31, 2006 are comprised of $110.8 million of fixed rate loans.

CRITICAL ACCOUNTING POLICY

The Company’s most significant critical accounting policy is the determination of its allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain.

ASSET QUALITY AND THE ALLOWANCE FOR LOAN LOSSES

The Financial Statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when there are serious doubts about the collectibility of principal or interest. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company’s impaired loans at December 31, 2005 were comprised of $1.4 million non-accrual and substandard loans.

The allowance for loan losses is maintained at a level considered adequate by management to provide for anticipated loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Additional information regarding the Company’s allowance for loan losses and loan loss experience are presented in Note D to the accompanying financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note M to the accompanying financial statements. During 2004 the Company formed an unconsolidated subsidiary trust to which the Company has issued $12.4 million of junior subordinated debentures (see Note I to the consolidated financial statements). Otherwise, as part of its ongoing business, the Company has not participated in, nor does it anticipate participating in, transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note B to the financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

IMPACT OF INFLATION AND CHANGING PRICES

A commercial bank has an asset and liability make-up that is distinctly different from that of a company with substantial investments in plant and inventory because the major portions of a commercial bank’s assets are monetary in nature. As a result, a bank’s performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor that may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation.

FORWARD-LOOKING INFORMATION

Statements contained in this annual report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the U.S. Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principals, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services.

The following tables set forth additional information regarding the composition of our contractual obligations and commitments, securities portfolio, loan portfolio, contractual loan maturities, allocation of the allowance for loan losses, loan loss and recovery experience and average deposits.

Contractual Obligations and Commitments

($ in thousands)

In the normal course of business there are various outstanding contractual obligations of the Bank that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects contractual obligations of the Bank outstanding as of December 31, 2005

	Payments Due by Period
Contractual Obligations	Total	On Demand or Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Repurchase Agreements	$9,243	$9,243	$—	$—	$—
FHLB advances	12,500	2,500	10,000	—	—
Junior Subordinated Debentures	12,000	—	—	—	12,000
Lease Obligations	1,558	162	294	254	848
Deposits	367,003	179,239	79,376	108,388	—

Total contractual cash obligations	$402,304	$191,144	$89,670	$108,642	$12,848

The following table reflects other commitments of the Bank outstanding as of December 31, 2005.
	Amount of Commitment Expiration Per Period
Contractual Obligations	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Undisbursed portion of home equity lines	$20,685	$—	$—	$—	$20,685
Other commitments and credit lines	35,871	34,850	645	55	321
Undisbursed portion of constructions loans	18,203	14,346	3,535	322	—
Letters of Credit	3,451	3,451	—	—	—

Total commercial commitments	$78,210	$52,647	$4,180	$377	$21,006

Securities Portfolio Composition

($ in thousands)

	Amortized Cost	Fair Value	Weighted Average Yield
U. S. government agency securities
Due within one year	$11,025	$10,953	3.14%
Due after one but within five years	18,569	18,383	4.01%
Due after five but within ten years	—	—	0.00%
Due after ten years	—	—	0.00%

	29,594	29,336	3.69%

Mortgage-backed securities
Due within one year	—	—	0.00%
Due after one but within five years	292	288	4.23%
Due after five but within ten years	7,366	7,170	4.27%
Due after ten years	1,771	1,738	4.49%

	9,429	9,196	4.31%

State and local governments
Due within one year	—	—	0.00%
Due after one but within five years	—	—	0.00%
Due after five but within ten years	1,060	1,089	5.43%
Due after ten years	1,943	1,983	5.19%

	3,003	3,072	5.28%

Total securities available for sale
Due within one year	11,025	10,953	3.14%
Due after one but within five years	18,861	18,671	4.01%
Due after five but within ten years	8,426	8,259	4.42%
Due after ten years	3,714	3,721	4.86%

	$42,026	$41,604	3.94%

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2005		2004		2003		2002		2001
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate loans:
One-to-four family residential	$47,531	14.53%	$39,417	14.98%	$24,805	16.31%	$18,219	18.20%	$11,576	18.19%
Multi-family residential and commercial	109,704	33.53%	83,923	31.90%	38,228	25.14%	23,986	23.96%	16,913	26.58%
Construction	63,000	19.26%	43,150	16.41%	19,403	12.76%	12,666	12.65%	9,348	14.69%
Home equity lines of credit	14,554	4.45%	12,317	4.68%	5,161	3.39%	3,815	3.81%	2,296	3.61%
Real estate loans held for sale	4,251	1.30%	—	0.00%	2,107	1.39%	630	0.63%	850	1.34%

Total real estate loans	239,040	73.07%	178,807	67.97%	89,704	58.99%	59,316	59.25%	40,983	64.41%

Other loans:
Commercial and industrial	71,457	21.85%	66,071	25.12%	50,260	33.05%	31,281	31.24%	16,093	25.29%
Loans to individuals	15,709	4.80%	18,188	6.91%	11,189	7.36%	8,836	8.83%	6,555	10.30%
Other loans held for sale	931	0.28%	—	0.00%	937	0.62%	685	0.68%	—	0.00%

Total other loans	88,097	26.93%	84,259	32.03%	62,386	41.03%	40,802	40.75%	22,648	35.59%

Total loans	327,137	100.00%	263,066	100.00%	152,090	100.00%	100,118	100.00%	63,631	100.00%

Less:
Deferred loan origination fees, net	(285)		(316)		(160)		(110)		(68)
Allowance for loan losses	(5,298)		(3,598)		(2,355)		(1,546)		(984)

Total loans, net	$321,554		$259,152		$149,575		$98,462		$62,579

Contractual Loan Maturities

($ In thousands)

	At December 31, 2005
	Due within one year	Due after one year but within five years	Due after five years	Total
Fixed rate loans:
One-to-four family residential	$3,751	$24,622	$1,655	$30,028
Multi-family residential and commercial	6,442	48,783	3,596	58,821
Construction	3,591	5,067	490	9,148
Home equity lines of credit	—	118	—	118
Commercial and industrial	4,900	18,070	766	23,736
Loans to individuals	3,271	7,413	230	10,914

Total at fixed rates	21,955	104,073	6,737	132,765

Variable rate loans:
One-to-four family residential	7,208	12,149	215	19,572
Multi-family residential and commercial	13,473	32,917	4,106	50,496
Construction	51,325	1,705	1,761	54,791
Home equity lines of credit	14,437	—	—	14,437
Commercial and industrial	39,887	3,204	5,029	48,120
Loans to individuals	5,517	331	—	5,848

Total at variable rates	131,847	50,306	11,111	193,264

Subtotal	153,802	154,379	17,848	326,029

Nonaccrual loans	532	291	—	823

Loans, gross	$154,334	$154,670	$17,848	$326,852

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Allocation of the Allowance for Loan Losses

(In thousands)

	At December 31,
	2005	% of Total Loans	2004	% of Total Loans	2003	% of Total Loans	2002	% of Total Loans	2001	% of Total Loans
One-to-four family residential	$119	14.53%	$99	14.98%	$185	16.30%	$137	18.20%	$88	18.19%
Multi-family residential and commercial	1,919	33.54%	1,124	31.88%	573	25.14%	360	23.96%	264	26.58%
Construction	1,103	19.26%	647	16.40%	340	12.76%	222	12.65%	164	14.69%
Home equity lines of credit	36	4.45%	31	4.68%	39	3.39%	29	3.81%	17	3.61%
Commercial and industrial	1,429	21.84%	1,157	25.12%	880	33.04%	546	31.24%	281	25.29%
Loans to individuals	393	4.80%	455	6.94%	280	7.36%	221	8.83%	164	10.30%
Loans held for sale	—	1.58%	—	0.00%	—	2.01%	—	1.31%	—	1.34%

		100.00%		100.00%		100.00%		100.00%		100.00%
Total allocated	4,999		3,513		2,297		1,515		978

Unallocated	299		85		58		31		6

Total	$5,298		$3,598		$2,355		$1,546		$984

Loan Loss and Recovery Experience

($ in thousands)

	At of for the Periods Ended December 31,
	2005	2004	2003	2002	2001
Allowance for loan losses at beginning of year	$3,598	$2,355	$1,546	$984	$496
Provision for loan losses	2,172	1,684	1,042	872	564

	5,770	4,039	2,588	1,856	1,060

Loans charged off:
One-to-four family residential	(235)	(56)	—	—	—
Multi-family residential and commercial	(61)	—	—	—	—
Construction	—	—	—	—	—
Home equity lines of credit	—	(25)	—	—	—
Commercial and industrial	(24)	(312)	(97)	(280)	(36)
Loans to individuals	(208)	(85)	(136)	(30)	(40)

Total charge-offs	(528)	(478)	(233)	(310)	(76)

Recoveries of loans previously charged off:
One-to-four family residential	1	3	—	—	—
Multi-family residential and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial and industrial	38	20	—	—	—
Loans to individuals	17	14	—	—	—

Total recoveries	56	37	—	—	—

Net charge-offs	(472)	(441)	(233)	(310)	(76)

Allowance for loan losses at end of year	$5,298	$3,598	$2,355	$1,546	$984

Ratios:
Net charge-offs as a percent of average loans	0.16%	0.20%	0.19%	0.38%	0.16%
Allowance for loan losses as a percent of loans at end of year	1.62%	1.37%	1.55%	1.55%	1.55%

Average Deposits

($ in thousands)

	For the Period Ended December 31,
	2005		2004		2003		2002		2001
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Savings, NOW and money market deposits	$56,378	1.54%	$55,888	1.14%	$31,064	1.42%	$21,955	2.00%	$12,285	3.48%
Time deposits > $100,000	73,238	4.12%	39,917	3.21%	28,376	3.33%	18,484	4.28%	11,064	5.80%
Other time deposits	143,547	3.50%	104,040	2.76%	53,958	3.17%	37,909	3.93%	22,370	5.61%

Total interest-bearing deposits	273,163	3.26%	199,845	2.40%	113,398	2.73%	78,348	3.47%	45,719	5.09%
Noninterest-bearing deposits	44,485	—	31,665	—	18,455	—	13,111	—	8,586	—

Total deposits	$317,648	2.80%	$231,510	2.07%	$131,853	2.35%	$91,459	2.98%	$54,305	4.28%

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in the diminished current market values and/or reduced potential net interest income in future periods. The Company’s market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of the Company’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account, nor is it subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Banks’ asset/liability management functions. The following table presents information about the contractual maturities, average interest rates and estimated fair values of the Company’s financial instruments that are considered market risk sensitive.

Expected Maturities of Market Sensitive Instruments Held at December 31, 2005

($ in thousands)

	2006	2007	2008	2009	2010	Beyond 5 Years	Total	Average Interest Rate	Estimated Fair Value
Financial Assets
Interest-earning deposits in other banks	$3,284	$—	$—	$—	$—	$—	$3,284	4.09%	$3,284
Federal funds sold	44,744	—	—	—	—	—	44,744	4.08%	44,744
Investment securities	10,953	10,842	7,748	81	—	11,980	41,604	3.94%	41,604
Loans
Fixed rate	22,400	76,824	27,467	—	—	6,737	133,428	6.25%	127,881
Variable rate	131,934	28,738	12,575	8,199	867	11,111	193,424	8.03%	193,424
Total loans	154,334	105,562	40,042	8,199	867	17,848	326,852	7.49%	321,305

Financial Liabilities
Deposits	$179,237	$37,206	$42,171	$63,778	$30,591	$14,020	$367,003	3.04%	$366,272
Repurchase agreements	9,243	—	—	—	—	—	9,243	2.76%	9,243
FHLB advances	12,500	—	—	—	—	—	12,500	3.42%	12,113
Junior subordinated debentures	—	—	—	—	—	12,372	12,372	6.65%	12,372

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

New Century Bancorp, Inc.

Dunn, North Carolina

We have audited the accompanying consolidated balance sheets of New Century Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Bancorp, Inc. and subsidiaries at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina

March 17, 2006

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$8,453	$6,955
Interest-earning deposits in other banks	3,284	335
Federal funds sold	44,744	25,000
Investment securities available for sale, at fair value (Note C)	41,604	24,879
Loans (Note D)	326,852	262,750
Allowance for loan losses (Note D)	(5,298)	(3,598)

NET LOANS	321,554	259,152

Accrued interest receivable	2,072	1,353
Stock in Federal Home Loan Bank of Atlanta, at cost	1,094	788
Stock in The Bankers Bank	51	49
Foreclosed real estate	443	135
Premises and equipment (Note E)	6,018	4,801
Bank owned life insurance	4,186	2,204
Other assets	2,864	2,660

TOTAL ASSETS	$436,367	$328,311

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$53,315	$34,748
Savings	10,253	2,825
Money market and NOW	69,280	53,839
Time (Note F)	234,155	178,818

TOTAL DEPOSITS	367,003	270,230

Short term debt (Note G and I)	11,743	5,685
Long term debt (Note H and I)	22,372	21,372
Accrued interest payable	486	261
Accrued expenses and other liabilities	1,789	1,319

TOTAL LIABILITIES	403,393	298,867

Commitments (Note M)

Shareholder’s Equity (Note L)
Common stock, $1 par value, 10,000,000 shares authorized; 4,241,040 and 2,811,477 shares issued and outstanding at December 31, 2005 and 2004, respectively	4,241	2,811
Additional paid-in capital	21,196	22,389
Retained earnings	7,815	4,194
Accumulated other comprehensive income (loss)	(278)	50

TOTAL SHAREHOLDERS’ EQUITY	32,974	29,444

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$436,367	$328,311

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$22,406	$14,422	$8,628
Investments	1,236	591	564
Federal funds sold and interest-earning deposits	1,037	395	168

TOTAL INTEREST INCOME	24,679	15,408	9,360

INTEREST EXPENSE
Money market, NOW and savings deposits	869	635	440
Time deposits	8,037	4,149	2,659
Short term debt	179	56	27
Long term debt	1,004	347	91

TOTAL INTEREST EXPENSE	10,089	5,187	3,217

NET INTEREST INCOME	14,590	10,221	6,143

PROVISION FOR LOAN LOSSES (Note D)	2,172	1,684	1,042

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,418	8,537	5,101

NON-INTEREST INCOME
Service fees and charges	1,002	856	546
Fees from presold mortgages	679	408	440
Commissions from SBA loans	439	100	—
Other	376	328	148

TOTAL NON-INTEREST INCOME	2,496	1,692	1,134

NON-INTEREST EXPENSE
Salaries and employee benefits (Note O)	5,480	4,050	2,911
Occupancy and equipment (Note E)	717	540	349
Other (Note K)	2,932	2,372	1,573

TOTAL NON-INTEREST EXPENSE	9,129	6,962	4,833

INCOME BEFORE INCOME TAXES	5,785	3,267	1,402

INCOME TAXES (Note J)	2,164	1,173	496

NET INCOME	$3,621	$2,094	$906

NET INCOME PER COMMON SHARE
Basic	$.86	$.50	$.26

Diluted	$.79	$.48	$.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,218,159	4,193,732	3,455,913

Diluted	4,565,548	4,405,356	3,595,496

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands)
NET INCOME	$3,621	$2,094	$906

OTHER COMPREHENSIVE LOSS
Unrealized loss on investment securities available for sale arising during the year	(516)	(139)	(122)
Tax effect	188	46	47

TOTAL OTHER COMPREHENSIVE LOSS	(328)	(93)	(75)

COMPREHENSIVE INCOME	$3,293	$2,001	$831

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other com- prehensive income (loss)	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2002	1,607,442	$8,037	$7,894	$1,194	$218	$17,343
Net income	—	—	—	906	—	906
Other comprehensive loss	—	—	—	—	(75)	(75)
Issuance of common stock	703,346	3,517	5,575	—	—	9,092
Formation of holding company	—	(9,243)	9,243	—	—	—
Eleven-for-ten stock split	230,867	231	(231)	—	—	—

Balance at December 31, 2003	2,541,655	2,542	22,481	2,100	143	27,266
Net income	—	—	—	2,094	—	2,094
Other comprehensive loss	—	—	—	—	(93)	(93)
Issuance of common stock	16,143	16	161	—	—	177
Eleven-for-ten stock split	253,679	253	(253)	—	—	—

Balance at December 31, 2004	2,811,477	2,811	22,389	4,194	50	29,444
Net income	—	—	—	3,621	—	3,621
Other comprehensive loss	—	—	—	—	(328)	(328)
Issuance of common stock	23,159	23	214	—	—	237
Three-for-two stock split	1,406,404	1,407	(1,407)	—	—	—

Balance at December 31, 2005	4,241,040	$4,241	$21,196	$7,815	$(278)	$32,974

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,621	$2,094	$906
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	392	305	290
Loss on retirement of fixed asset	11	—	—
Provision for loan losses	2,172	1,684	1,042
Origination of loans held for sale	(16,927)	—	(1,730)
Proceeds from loans held for sale	11,745	3,044	—
Loss on sale of foreclosed real estate	14	—	—
Gain on sale of real estate held for sale	(39)	—	—
Increase in cash surrender value of BOLI	(81)	(86)	—
Change in assets and liabilities:
Increase in accrued interest receivable	(719)	(562)	(80)
Increase in deferred tax assets	(667)	(331)	(241)
Increase in other assets	(642)	(278)	(74)
Increase (decrease) in accrued expenses and other liabilities	695	718	(535)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(425)	6,588	(422)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(25,534)	(15,640)	(4,898)
Maturities and prepayments of investment securities	8,264	3,201	5,651
Net increase in gross loans outstanding	(59,392)	(114,440)	(50,643)
Purchase of bank owned life insurance	(1,901)	—	(2,118)
Purchase of Federal Home Loan Bank stock	(306)	(338)	(265)
Purchase of The Bankers Bank stock	(2)	—	—
Purchase of real estate held for sale	(58)	(928)	—
Proceeds from real estate held for sale	1,025	—	—
Proceeds from sale of foreclosed real estate	41	206	—
Purchases of premises and equipment	(1,589)	(1,763)	(1,259)
Investment in trust subsidiary	—	(372)	—

NET CASH USED BY INVESTING ACTIVITIES	(79,452)	(130,074)	(53,532)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	96,773	118,259	46,489
Increase in short term debt	6,058	2,971	583
Increase in long term debt	1,000	12,372	9,000
Net proceeds from issuance of common stock	237	177	9,092

NET CASH PROVIDED BY FINANCING ACTIVITIES	104,068	133,779	65,164

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,191	10,293	11,210
CASH AND CASH EQUIVALENTS, BEGINNING	32,290	21,997	10,787

CASH AND CASH EQUIVALENTS, ENDING	$56,481	$32,290	$21,997

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$9,864	$5,069	$3,197
Income tax paid	2,520	1,240	1,018
Net unrealized loss on investments available for sale, net of tax	(328)	(93)	(75)
Transfer from loans to foreclosed real estate	363	135	218

See accompanying notes.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE A - ORGANIZATION AND OPERATIONS

New Century Bancorp, Inc. (“Company”) is a bank holding company whose principal business activity consists of ownership of New Century Bank and New Century Bank South (collectively referred to as the “Banks”). All significant intercompany transactions and balances have been eliminated in consolidation. The Company is subject to the rules and regulations of the Federal Reserve Bank and the North Carolina Commissioner of Banks.

New Century Bank was incorporated on May 15, 2000 and began banking operations on May 24, 2000. New Century Bank South began operations on January 2, 2004. The Banks are engaged in general commercial and retail banking in Harnett, Cumberland, Johnston, Sampson, and Wayne counties and operate under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Banks undergo periodic examinations by those regulatory authorities.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “Cash and due from banks,” “Interest-earning deposits in other banks,” and “Federal funds sold.”

Investment Securities Available for Sale

Investment securities available for sale are reported at fair value and consist of debt instruments that are not classified as either trading securities or as held to maturity securities. Unrealized holding gains and losses, net of deferred income tax, on available for sale securities are reported as a net amount in accumulated other comprehensive income. Gains and losses on the sale of investment securities available for sale are determined using the specific-identification method. Declines in the fair value of held to maturity securities and available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loans held for sale are held at the lower of cost or fair market value until sold.

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management’s internal review of the loan portfolio. Loans are considered impaired when it is probable that all amounts due under the contractual terms of the loan will not be collected. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if readily determinable. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Foreclosed Real Estate

Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations of the property and the real estate is carried at the lower of cost or fair value minus estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 40 years for buildings, 5 to 10 years for furniture, fixtures and equipment and 3 years for computers and related equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2005.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets are also recognized for operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

Comprehensive Income

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses on investment securities available for sale.

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)

	2005	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$3,621	$2,094	$906
Deduct: Stock-based compensation expense determined under fair value method, net of tax	(56)	(224)	(51)

Pro forma	$3,565	$1,870	$855

Basic net income per share:
As reported	$.86	$.50	$.26
Pro forma	.85	.45	.25

Diluted net income per share:
As reported	$.79	$.48	$.25
Pro forma	.78	.42	.24

Net Income Per Common Share and Common Shares Outstanding

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options.

All references in these financial statements to net income per share, weighted average common and common equivalent shares outstanding, outstanding stock options and option exercise prices have been adjusted to reflect three eleven-for-ten stock splits effected in the form of a 10% stock dividend in May 2002, September 2003, and June 2004, and the three-for-two stock split in July 2005.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2005	2004	2003
Weighted average number of common shares used in computing basic net income per share	4,218,159	4,193,732	3,455,913
Effect of dilutive stock options	347,389	211,624	139,583

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,565,548	4,405,356	3,595,496

As of December 31, 2005, the Company had no anti-dilutive stock options.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03- 01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP is to be applied to reporting periods beginning after December 15, 2005. The Company evaluated the impact of this FSP and determined that it did not have a material impact on the financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(r) (“SFAS No. 123(r)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123(r) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period of the period the employee will be retirement eligible. SFAS No. 123(r) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS No. 123(r) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(r) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 123(r) on January 1, 2006, with no material effect on the consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(r). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(r) is adopted. The Company adopted SAB 107 on January 1, 2006, with no material effect on the consolidated financial statements.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006 with no material effect on the consolidated financial statements.

From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the presentation adopted for 2005. These reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$29,594	$15	$273	$29,336
Mortgage-backed securities	9,429	10	243	9,196
Municipal bonds	3,003	69	—	3,072

	$42,026	$94	$516	$41,604

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE C - INVESTMENT SECURITIES (Continued)

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$12,713	$10	$58	$12,665
Mortgage-backed securities	9,067	77	39	9,105
Municipal bonds	3,005	104	—	3,109

	$24,785	$191	$97	$24,879

Securities with a carrying value of $16.0 million and $12.6 million at December 31, 2005 and 2004, respectively, were pledged to secure public monies on deposit as required by law and customer repurchase agreements.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, for the 59 investment securities with unrealized losses at December 31, 2005. Of these investment securities, 12 agency securities and 9 mortgage backed securities had continuous unrealized losses for more than twelve months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

	2005
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
Agency securities	$17,573	$141	$9,245	$132	$26,818	$273

Mortgage-backed securities	5,650	142	3,177	101	8,827	243

Total temporarily impaired securities	$23,223	$283	$12,422	$233	$35,645	$516

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, for the 22 investment securities with unrealized losses at December 31, 2004. Of these investment securities, 4 had continuous unrealized losses for more than twelve months. The unrealized losses relate to the 12 agency securities and the 9 mortgage backed securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE C - INVESTMENT SECURITIES (Continued)

Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

	2004
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
Agency securities	$8,641	$58	$—	$—	$8,641	$58

Mortgage-backed securities	3,113	8	1,602	31	4,715	39

Total temporarily impaired securities	$11,754	$66	$1,602	$31	$13,356	$97

The following table sets forth certain information regarding the amortized costs, carrying values, weighted average yields and contractual maturities of the Company’s investment portfolio at December 31, 2005.

	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government agency securities
Due within one year	$11,025	$10,953
Due after one but within five years	18,569	18,383

	29,594	29,336

Mortgage-backed securities
Due after one but within five years	292	288
Due after five but within ten years	7,366	7,170
Due after ten years	1,771	1,738

	9,429	9,196

Municipal bonds
Due after five but within ten years	1,060	1,089
Due after ten years	1,943	1,983

	3,003	3,072

Total securities available for sale
Due within one year	11,025	10,953
Due after one but within five years	18,861	18,671
Due after five but within ten years	8,426	8,259
Due after ten years	3,714	3,721

	$42,026	$41,604

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE C - INVESTMENT SECURITIES (Continued)

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

NOTE D - LOANS

Following is a summary of loans at December 31, 2005 and 2004:

	2005		2004
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Real estate loans:
One to four family residential	$47,531	14.53%	$39,417	14.98%
Multi-family residential and commercial	109,704	33.53%	83,923	31.90%
Construction	63,000	19.26%	43,150	16.41%
Home equity lines of credit	14,554	4.45%	12,317	4.68%
Real estate loans held for sale	4,251	1.30%	—	—%

Total real estate loans	239,040	73.07%	178,807	67.97%

Other loans:
Commercial and industrial	71,457	21.85%	66,071	25.12%
Loans to individuals	15,709	4.80%	18,188	6.91%
Other loans held for sale	931	0.28%	—	—%

Total other loans	88,097	26.93%	84,259	32.03%

Total loans	327,137	100.00%	263,066	100.00%

Less:
Deferred loan origination fees, net	(285)		(316)
Allowance for loan losses	(5,298)		(3,598)

Total loans, net	$321,554		$259,152

Loans are primarily made in Harnett, Sampson, Johnston, Wayne, and Cumberland Counties, North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE D - LOANS (Continued)

Impaired loans at December 31, 2005 and 2004 consisted of loans of approximately $3.9 million and $0 respectively. The average recorded investment in impaired loans was approximately $327,000 and $0 for the years ended December 31, 2005 and 2004, respectively. Impaired loans did not materially affect interest income for the years ended December 31, 2005 and 2004. The provision allocated for impaired loans for 2005 was approximately $514,000.

At December 31, 2005 and 2004, the amount of nonaccrual loans was $823,000 and $190,000, respectively. The average balance of nonaccrual loans was $531,000 and $496,000 at December 31, 2005 and 2004, respectively.

At December 31, 2005, the Company had $5,182,000 in loans held for sale to two unaffiliated proposed banks. These loans were originated by the Company under an agreement with the proposed banks and to be sold to the banks when they open in 2006.

Following is a summary of activity in the allowance for loan losses for the years indicated:

	At December 31,
	2005	2004	2003
	(In thousands)
Allowance for loan losses at beginning of period	$3,598	$2,355	$1,546
Provision for loan losses	2,172	1,684	1,042

	5,770	4,039	2,588

Loans charged-off:
Commercial and industrial	(24)	(312)	(97)
Home equity lines of credit	—	(25)	—
One-to-four family residential	(235)	(56)	—
Multi-family residential	(61)	—	—
Loans to individuals	(208)	(85)	(136)

Total charge-offs	(528)	(478)	(233)

Recoveries of loans previously charged-off:
Commercial and industrial	38	20	—
One-to-four family residential	1	3	—
Loans to individuals	17	14	—

Total charge-offs	56	37	—

Net charge offs	(472)	(441)	(233)

Allowance for loan losses at end of year	$5,298	$3,598	$2,355

At December 31, 2005, the Company had pre-approved but unused lines of credit totaling $78.2 million. In management’s opinion, these commitments, and undisbursed proceeds on construction loans in process reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

The Company has had loan transactions with its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectibility or present other unfavorable features. A summary of related party loan transactions, in thousands, is as follows:

Balance at January 1, 2005	$11,346
Borrowings	33,276
Loan repayments	(27,265)

Balance at December 31, 2005	$17,357

NOTE E - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2005 and 2004:

	2005	2004
	(In thousands)
Land	$1,448	$1,448
Buildings	3,668	2,391
Furniture and equipment	1,893	1,404
Leasehold improvements	87	19
Construction in progress	11	307

	7,107	5,569
Less accumulated depreciation	1,089	768

Total	$6,018	$4,801

Depreciation amounting to $361,622, $246,464 and $218,643 for the years ended December 31, 2005, 2004 and 2003, respectively, is included in occupancy and equipment expense, data processing and other outsourced services expense and other expenses.

The Company has operating leases for its corporate offices and branches that expire at various times through 2023. Future minimum lease payments under the leases for years subsequent to December 31, 2005 are as follows:

2006	$162,000
2007	144,000
2008	150,000
2009	127,000
2010	127,000
Thereafter	848,000

$1,558,000

During 2005, 2004, and 2003, payments under operating leases were $127,000, $134,000 and $58,000, respectively.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE F - DEPOSITS

At December 31, 2005, the scheduled maturities of time deposits are as follows:

	Less than $100,000	$100,000 or more	Total
	(In thousands)
Three months or less	$10,509	$5,653	$16,162
Over three months through twelve months	21,422	8,805	30,227
Over one year through three years	49,737	29,639	79,376
Over three years	57,429	50,961	108,390

	$139,097	$95,058	$234,155

Included in this total were brokered time deposits of $7.3 million at December 31, 2005.

NOTE G - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. These repurchase agreements amounted to $9.2 million and $5.7 million at December 31, 2005 and 2004, respectively, and are collateralized by U. S. Government agency obligations.

NOTE H - ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2005, the Company had available lines of credit totaling approximately $20.6 million with various financial institutions for borrowing on a short-term basis. These lines are subject to annual renewals with varying interest rates. Also, as a member of the Federal Home Loan Bank of Atlanta, the Company may obtain advances of up to 30% of assets, subject to available collateral.

Advances from the Federal Home Loan Bank of Atlanta consisted of the following at December 31, 2005 and 2004:

Maturity	Interest Rate	2005	2004
		(In thousands)
June 25, 2005	2.00%	$—	$5,000
February 24, 2006	2.65%	4,000	4,000
June 29, 2006	3.95%	2,500	—
July 31, 2006	3.58%	3,500	—
December 29, 2006	4.03%	2,500	—

		$12,500	$9,000

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE H - ADVANCES FROM FEDERAL HOME LOAN BANK (Continued)

Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2005 advances are secured by loans with a carrying amount of $16.4 million, which approximates market value. Advances are considered either short term debt or long term debt based on contractual maturity. One advance for $2,500, due on June 29, 2006, with a rate of 3.95%, is considered short term debt, as the contractual maturity is one year. The remaining advances are considered long term debt.

NOTE I - JUNIOR SUBORDINATED DEBENTURES

On September 20, 2004, $12.0 million of trust preferred securities were placed through a newly formed, wholly owned trust preferred subsidiary, New Century Statutory Trust I (the “Trust”). The Trust has invested the total proceeds from the sale of the trust-preferred securities in junior subordinated deferrable interest debentures issued by the Company. The terms of the junior subordinated debentures match the terms of the trust-preferred securities. The Trust is considered a variable interest entity as defined in FIN 46. As the Company is not the primary beneficiary of the Trust. The Trust is not consolidated. Accordingly, the Company’s $372,000 equity interest in the Trust is accounted for using the equity method, and the junior subordinated debentures are recorded as long-term debt of the Company. The trust preferred securities pay cumulated cash distributions quarterly at an annual rate, reset quarterly, equal to 3 month LIBOR plus 2.15%. The trust preferred securities are redeemable on September 20, 2009 or afterwards in whole or in part, on any March 20, June 20, September 20 or December 20. Redemption is mandatory at September 20, 2034. The Company has fully and unconditionally guaranteed repayment of the trust-preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

NOTE J - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(In thousands)
Current tax provision:
Federal	$2,300	$1,235	$624
State	531	269	113

Total current tax provision	2,831	1,504	737

Deferred tax provision:
Federal	(548)	(255)	(195)
State	(119)	(76)	(46)

Total deferred tax benefit	(667)	(331)	(241)

Net provision for income taxes	$2,164	$1,173	$496

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE J - INCOME TAXES (Continued)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2005	2004	2003
	(In thousands)
Expected income tax expense	$1,967	$1,111	$477

Increase (decrease) resulting from:
State income taxes, net of federal tax effect	257	127	44
Tax-exempt interest income	(47)	(39)	(44)
Income from life insurance	(28)	(29)	(13)
Other permanent differences	15	3	32

Provision for income taxes	$2,164	$1,173	$496

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2005 and 2004 are as follows:

	2005	2004
	(In thousands)
Deferred tax assets relating to:
Allowance for loan losses	$1,754	$1,121
Pre-opening costs and expenses	37	10
Deferred Compensation	84	66
Unrealized loss on available-for-sale securities	144	—
Other	41	8

Total deferred tax assets	2,060	1,205

Deferred tax liabilities relating to:
Premesis and equipment	(240)	(235)
Deferred loan fees	(22)	—
Unrealized gain on available-for-sale securities	—	(44)
Other	(17)	—

Total deferred tax liabilities	(279)	(279)

Net recorded deferred tax asset, included in other assets	$1,781	$926

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE K - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(In thousands)
Postage, printing and office supplies	$254	$220	$131
Advertising and promotion	274	196	126
Data processing and other outsourced services	817	629	483
Professional services	432	323	250
Other	1,155	1,004	583

Total	$2,932	$2,372	$1,573

NOTE L - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2005, that the Company meets all capital adequacy requirements to which it is subject. The Company’s significant assets are its investments in New Century Bank, New Century Bank South and New Century Statutory Trust I.

As of December 31, 2005 and 2004, the most recent notification from the FDIC categorized both Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Banks’ category.

The Banks may not declare or pay a cash dividend, or repurchase any of its capital stock, if the effect would cause the regulatory net worth of the Banks to fall below the amount required for the liquidation account established in connection with the conversion, or to an amount which is less than the minimum required by the FDIC and the North Carolina Office of the Commissioner of Banks.

The Company’s actual capital amounts and ratios are presented in the table below as of December 31:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2005:

Total Capital (to Risk-Weighted Assets)	$49,523	14.54%	$27,251	8.00%	$34,064	10.00%
Tier I Capital (to Risk-Weighted Assets)	44,042	12.93%	13,626	4.00%	20,439	6.00%
Tier I Capital (to Average Assets)	44,042	10.56%	16,678	4.00%	20,848	5.00%

December 31, 2004:

Total Capital (to Risk-Weighted Assets)	$45,135	16.76%	$21,549	8.00%	$26,936	10.00%
Tier I Capital (to Risk-Weighted Assets)	41,765	15.51%	10,774	4.00%	16,161	6.00%
Tier I Capital (to Average Assets)	41,765	12.52%	13,339	4.00%	16,674	5.00%

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE L - REGULATORY MATTERS (Continued)

New Century Bank’s actual capital amounts and ratios are presented in the table below as of December 31:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2005:

Total Capital (to Risk-Weighted Assets)	$39,006	15.11%	$20,649	8.00%	$25,811	10.00%
Tier I Capital (to Risk-Weighted Assets)	35,769	13.86%	10,325	4.00%	15,487	6.00%
Tier I Capital (to Average Assets)	35,769	11.19%	12,791	4.00%	15,989	5.00%

December 31, 2004:

Total Capital (to Risk-Weighted Assets)	$35,880	16.37%	$17,533	8.00%	$21,917	10.00%
Tier I Capital (to Risk-Weighted Assets)	33,139	15.12%	8,767	4.00%	13,150	6.00%
Tier I Capital (to Average Assets)	33,139	12.14%	10,916	4.00%	13,646	5.00%

New Century Bank South’s actual capital amounts and ratios are presented in the table below as of December 31:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2005:

Total Capital (to Risk-Weighted Assets)	$9,901	12.06%	$6,569	8.00%	$8,212	10.00%
Tier I Capital (to Risk-Weighted Assets)	8,872	10.80%	3,285	4.00%	4,927	6.00%
Tier I Capital (to Average Assets)	8,872	9.19%	3,862	4.00%	4,828	5.00%

December 31, 2004:

Total Capital (to Risk-Weighted Assets)	$8,716	17.49%	$3,986	8.00%	$4,983	10.00%
Tier I Capital (to Risk-Weighted Assets)	8,092	16.24%	1,993	4.00%	2,990	6.00%
Tier I Capital (to Average Assets)	8,092	13.36%	2,423	4.00%	3,029	5.00%

The average reserve balance required to be maintained under the requirements of the Federal Reserve was approximately $680,000 for the year ended December 31, 2005.

NOTE M - OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

A summary of the contract amount (in thousands) of the Company’s exposure to off-balance sheet credit risk as of December 31, 2005 is as follows:

Financial instruments whose contract amounts represent credit risk:
Undisbursed lines of credit	$74,759
Letters of credit	3,451

NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-earning deposits with banks, investments, loans, deposit accounts and borrowings. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Due from Banks, Interest-Earning Deposits with Banks and Federal Funds Sold

The carrying amounts for cash and due from banks, interest-earning deposits with banks and federal funds sold approximate fair value because of the short maturities of those instruments.

Investment Securities Available for Sale

Fair value for investment securities available for sale equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Stock in Federal Home Loan Bank of Atlanta and The Bankers Bank

The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the Federal Home Loan Bank. The fair value of stock in The Bankers Bank is assumed to approximate carrying value.

Bank Owned Life Insurance

The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Deposits

The fair value of demand deposits is the amount payable on demand at the reporting date. The fair value of time deposits and borrowings is estimated using the rates currently offered for instruments of similar remaining maturities.

Short Term Debt

The fair values of short term debt, which include securities sold under agreements to repurchase and a one- year advance from the FHLB, are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

Long Term Debt

The fair values of long term debt, which includes three advances from the FHLB with contractual maturities of over one year and junior subordinated debentures, are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note M, it is not practicable to estimate the fair value of future financing commitments.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004.

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$8,453	$8,453	$6,955	$6,955
Interest-earning deposits in other banks	3,284	3,284	335	335
Federal funds sold	44,744	44,744	25,000	25,000
Investment securities available for sale	41,604	41,604	24,879	24,879
Loans, net	321,554	321,305	259,152	258,878
Stock in the Federal Home Loan Bank	1,094	1,094	788	788
Stock in The Banker’s Bank	51	51	49	49
Bank owned life insurance	4,186	4,186	2,204	2,204

Financial liabilities:
Deposits	$367,003	$366,272	$270,230	$270,485
Short term debt	11,743	11,743	5,685	5,685
Long term debt	22,372	21,985	21,372	21,372

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Plan

The Company has a 401(k) Plan whereby substantially all employees participate in the Plan. The Company makes matching contributions equal to 50 percent of the first 6 percent of an employee’s compensation contributed to the Plan. Matching contributions vest to the employee equally over a four-year period. Expenses attributable to the Plan amounted to $83,894, $62,961 and $48,919 for the years ended December 31, 2005, 2004 and 2003, respectively. In December 2005, the Board of Directors approved matching of 100 percent of the first six percent of an employee’s compensation contributed to the plan. This increase was implemented in January of 2006. To help offset the increased cost of the 401(k) match, the Company purchased $1.9 million in Bank owned life insurance on certain key officers to provide funding for the increased 401(k) expense. The plan also provides for payment of a death benefit in the event an insured officer dies prior to attainment of retirement age.

Employment Agreements

The Company has entered into employment agreements with its four executive officers and two of its senior officers to ensure a stable and competent management base. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ right to receive certain vested rights, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of those contracts.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Officers Deferred Compensation

The Company implemented a non-qualifying deferred compensation plan for the Chief Executive Officer during 2003. Benefits will accrue and vest during the period of employment, and will be paid in monthly benefit payments over the officer’s life after retirement. Provisions of $89,000, $89,000 and 38,000 were expensed for future benefits to be provided under this plan during 2005, 2004 and 2003, respectively. As part of this plan, the Company has purchased life insurance on certain key officers to provide future funding of benefit payments. The plan also provides for payment of a death benefit in the event an insured officer dies prior to attainment of retirement age. The total liability under this plan at December 31, 2005 and 2004 was $219,000 and $130,000, respectively.

Stock Option Plans

The Company has shareholder approved stock option plans under which options are granted to directors and employees of the Company and its subsidiary banks. Options granted to directors typically vest immediately at the time of grant, while options granted to employees typically vest over a three-year period with none vesting at the time of the grant. All unexercised options expire ten years after the date of grant. A summary of the Company’s option plans as of and for the years ended December 31, 2005, 2004 and 2003 is as follows:

		Outstanding Options		Exercisable Options
	Shares Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
At December 31, 2002	21,487	366,257	$5.51	304,050	$5.51

Options granted/vesting	(10,236)	10,236	7.17	71,114	5.76

At December 31, 2003	11,251	376,493	5.56	375,164	5.56

Options authorized	393,882	—	—	—	—
Options granted/vesting	(265,386)	265,386	8.49	198,242	5.56
Options exercised	—	(8,774)	5.51	(8,774)	8.26

At December 31, 2004	139,747	633,105	6.86	564,632	5.65

Options authorized	—	—	—	—	—
Options granted/vesting	(17,468)	17,468	13.78	22,825	13.78
Options exercised	—	(21,320)	5.62	(21,320)	5.62

At December 31, 2005	122,279	629,253	$7.01	566,137	$6.69

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

The weighted average remaining life of options outstanding and options exercisable as of December 31, 2005 and 2004 is 6.34 and 7.2 years, respectively. The range of exercise prices of options outstanding at December 31, 2005 is from $5.15 to $16.13. The fair value of each option granted in 2005 was $8.92 and was determined using the Black-Scholes option pricing model, assuming a risk-free interest rate of 3.96%, a dividend yield of 0%, volatility of 62.50%, and an expected life of seven years. The fair value of each option granted in 2004 was $2.48, and was determined as of the date of grant using the Black-Scholes option pricing model, assuming a risk-free interest rate of 3%, a dividend yield of 0%, volatility of 12%, and an expected life of six years.

NOTE P - PARENT COMPANY FINANCIAL DATA

Following are the condensed financial statements of New Century Bancorp as of and for the years ended December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands):

Condensed Balance Sheet

December 31, 2005 and 2004

	2005	2004
Assets
Cash balances with New Century Bank	$285	$178
Due from subsidiaries	311	—
Interest receivable	37	—
Investment in New Century Bank	35,577	33,196
Investment in New Century Bank South	8,786	8,084
Investment in New Century Statutory Trust I	397	376

Total Assets	$45,393	$41,834

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Accrued interest payable	47	19

Shareholders’ equity:
Common stock	4,241	4,217
Additional paid-in capital	21,196	20,983
Retained earnings	7,815	4,193
Accumulated other comprehensive income	(278)	50

Total Liabilities and Shareholders’ Equity	$45,393	$41,834

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE P - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statement of Operations

Years Ended December 31, 2005 and 2004

	2005	2004
Dividends	$673	$140
Equity in earnings of subsidiaries	3,431	2,094
Operating expense	(732)	(140)
Income tax benefit	249	—

Net income	$3,621	$2,094

Condensed Statement of Cash Flows

Years Ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$3,621	$2,094
Equity in undistributed earnings of subsidiaries	(3,431)	(2,094)
Increase in other assets	(348)	—
Increase in other liabilities	28	—

Net cash used by operating activities	(130)	—

CASH FLOW FROM INVESTING ACTIVITIES

Payments for investments in and advances to subsidiaries	—	(20,872)

Net cash used by investing activities	—	(20,872)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from advances from subsidiaries	—	8,500
Proceeds from issuance of junior subordinated debentures	—	12,372
Proceeds from issuance of common stock	237	178

Net cash provided by financing activities	237	21,050

Net increase in cash and cash equivalents	107	178

Cash and cash equivalents at beginning of year	178	—

Cash and cash equivalents, end of year	$285	$178

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE Q - PENDING BUSINESS COMBINATION

On February 2, 2006, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Progressive State Bank (“Progressive”), a North Carolina chartered bank headquartered in Lumberton, NC. Under the terms of the Agreement, Progressive will be merged with and into New Century Bank South. Shareholders of Progressive as of the close of the merger will be entitled to receive cash in the amount of $21.30 per share. As of December 31, 2005, Progressive had total assets of $58.5 million, total loans of $33.4 million and total deposits of $50.9 million (all amounts are unaudited). The merger is expected to be completed during the third quarter of 2006.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A – CONTROLS AND PROCEDURES

The Registrant’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Registrant’s disclosure controls and procedures as of December 31, 2005. Based on their evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There have been no changes in the Registrant’s internal control over financial reporting identified in connection with the evaluation described above that occurred during the Registrant’s last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from pages 4 through 8 of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

The Registrant has adopted a code of ethics that applies, among others to its principal executive offices and principal financial officer. The Registrant’s code of ethics will be provided to any person upon written request made to Ms. Brenda Bonner, New Century Bancorp, Inc., 700 W. Cumberland Street, Dunn, NC 28335.

ITEM 11 - EXECUTIVE COMPENSATION

Incorporated by reference from pages 9 through 13 of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from pages 2 through 4 of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

In 2000, the shareholders of New Century Bank approved the New Century Bank 2000 Nonqualified Stock Option Plan for Directors (the “2000 Nonqualified Plan”) and the New Century Bank 2000 Incentive Stock Option Plan (the “2000 Incentive Plan”). Both plans were adopted by the Registrant upon its organization as the holding company for New Century Bank on September 19, 2003. At the 2004 Annual Meeting of Shareholders, the shareholders approved amendments to 2000 Nonqualified Plan and the 2000 Incentive Plan and also approved the New Century Bancorp, Inc. 2004 Incentive Stock Option Plan. The maximum number of shares reserved for issuance upon the exercise of outstanding options granted under the 2000 Nonqualified Plan is 390,778 (adjusted for stock dividends). The maximum number of shares reserved for issuance upon the exercise of outstanding options granted under the 2000 Incentive Plan is 238,476 (adjusted for stock dividends). There are no outstanding options under the 2004 Incentive Plan. Option prices for each of the plans are established at market value at the time of grant.

The following chart contains details of the grants:

Plan Category	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	629,253	$7.01	122,279
Equity compensation plans not approved by security holders	None	N/A	None
Total	629,253	$7.01	122,279

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from pages 5 and 7 of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from page 14 of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

3(i)	Articles of Incorporation of Registrant*

3(ii)	Bylaws of Registrant*

4	Form of Stock Certificate*

10(i)	2000 Incentive Stock Option Plan**

10(ii)	2000 Nonqualified Stock Option Plan for Directors**

10(iii)	Employment Agreement of John Q. Shaw*

10(iv)	Employment Agreement of Lisa F. Campbell*

10(v)	Employment Agreement of B. Darrell Fowler*

10(vi)	Salary Continuation Agreement with John Q. Shaw*

10(vii)	2004 Incentive Stock Option Plan**

10(viii)	Agreement and Plan of Merger by and between New Century Bancorp, Inc., New Century Bank South and Progressive State Bank (Filed herewith)

10(ix)	Employment Agreement of William L. Hedgepeth (Filed herewith)

21	Subsidiaries (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99(i)	Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders (Filed with the Securities and Exchange Commission pursuant to Rule 14a-6)

*	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.
**	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.
Registrant

	By:	/s/ John Q. Shaw, Jr.
John Q. Shaw, Jr.
Date: March 22, 2006		President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Q. Shaw, Jr. John Q. Shaw, Jr., President, Chief Executive Officer and Director	March 22, 2006

/s/ Lisa F. Campbell Lisa F. Campbell, Vice President and Chief Financial Officer	March 22, 2006

/s/ J. Gary Ciccone J. Gary Ciccone, Director	March 22, 2006

/s/ John W. McCauley John W. McCauley, Director	March 22, 2006

/s/ Oscar N. Harris Oscar N. Harris, Director	March 22, 2006

/s/ Clarence L. Tart, Jr. Clarence L. Tart, Jr., Director	March 22, 2006

/s/ Gerald W. Hayes, Jr. Gerald W. Hayes, Jr., Director	March 22, 2006

/s/ Thurman C. Godwin, Jr. Thurman C. Godwin, Jr., Director	March 22, 2006

/s/ Carlie C. McLamb Carlie C. McLamb, Director	March 22, 2006

/s/ Anthony Rand Anthony Rand, Director	March 22, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit
3(i)	Articles of Incorporation.	*

3(ii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	2000 Incentive Stock Option Plan	**

10(ii)	2000 Nonstatutory Stock Option Plan	**

10(iii)	Employment Agreement of John Q. Shaw	*

10(iv)	Employment Agreement of Lisa F. Campbell	*

10(v)	Employment Agreement of B. Darrell Fowler	*

10(vi)	Executive Supplemental Retirement Plan Agreement With John Q. Shaw, Jr.	*

10(vii)	2004 Incentive Stock Option Plan	**

10(viii)	Agreement and Plan of Merger by and between New Century Bancorp, Inc., New Century Bank South and Progressive State Bank	Filed herewith

10(ix)	Employment Agreement of William L. Hedgepeth	Filed herewith

21	Subsidiaries	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

99(i)	Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders	***

*	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.
***	Filed with the Securities and Exchange Commission pursuant to Rule 14a-6.