Form 10-Q
period 2006-03-31
NEW CENTURY BANCORP INC
filed 2006-05-15
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Common Stock, $1 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether or not the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2006, the Registrant had outstanding 4,257,986 shares of Common Stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005*
	(In thousands, except share and per share data)
ASSETS

Cash and due from banks	$8,511	$8,453
Interest-earning deposits in other banks	1,100	3,284
Federal funds sold	36,069	44,744
Investment securities available for sale, at fair value	45,722	41,604
Loans held for sale	3,787	5,182
Loans	335,863	321,670
Allowance for loan losses	(5,673)	(5,298)

NET LOANS	333,977	321,554

Accrued interest receivable	2,162	2,072
Stock in Federal Home Loan Bank of Atlanta, at cost	1,218	1,094
Stock in The Bankers Bank	51	51
Foreclosed real estate	194	443
Premises and equipment	6,013	6,018
Bank owned life insurance	4,825	4,186
Other assets	3,128	2,864

TOTAL ASSETS	$442,970	$436,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$54,178	$53,315
Savings	28,094	10,253
Money market and NOW	47,167	69,280
Time	244,680	234,155

TOTAL DEPOSITS	374,119	367,003

Short term debt	12,277	11,743
Long term debt	20,372	22,372
Accrued interest payable	539	486
Accrued expenses and other liabilities	1,525	1,789

TOTAL LIABILITIES	408,832	403,393

Shareholder’s Equity
Common stock, $1 par value, 10,000,000 shares authorized; 4,257,986 and 4,241,040 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	4,258	4,241
Additional paid-in capital	21,357	21,196
Retained earnings	8,884	7,815
Accumulated other comprehensive loss	(361)	(278)

TOTAL SHAREHOLDERS’ EQUITY	34,138	32,974

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$442,970	$436,367

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$6,745	$4,737
Federal funds sold and interest-earning deposits in other banks	482	141
Investments	425	249

TOTAL INTEREST INCOME	7,652	5,127

INTEREST EXPENSE
Money market, NOW and savings deposits	477	157
Time deposits	2,462	1,504
Short term debt	93	21
Long term debt	289	219

TOTAL INTEREST EXPENSE	3,321	1,901

NET INTEREST INCOME	4,331	3,226

PROVISION FOR LOAN LOSSES	408	500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,923	2,726

NON-INTEREST INCOME
Fees from presold mortgages	157	139
Service charges on deposit accounts	250	219
Other fees and income	146	198

TOTAL NON-INTEREST INCOME	553	556

NON-INTEREST EXPENSE
Personnel	1,671	1,213
Occupancy and equipment	245	157
Marketing and advertising	100	41
Professional fees	83	91
Information systems	192	193
Other	447	367

TOTAL NON-INTEREST EXPENSE	2,738	2,062

INCOME BEFORE INCOME TAXES	1,738	1,220

INCOME TAXES	669	415

NET INCOME	$1,069	$805

NET INCOME PER COMMON SHARE

Basic	$.25	$.19

Diluted	$.23	$.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

Basic	4,250,384	4,217,216

Diluted	4,567,272	4,471,716

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,069	$805
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	408	500
Depreciation and amortization	124	22
Deferred tax benefit	(91)	(40)
Stock-based compensation	15	—
Origination of loans held for sale	(5,284)	—
Proceeds from loans held for sale	6,679	—
Increase in cash surrender value of bank owned life insurance	(39)	(23)
Loss on sale of foreclosed real estate	3	—
Gain on sale of real estate held for sale	—	(39)
Change in assets and liabilities:
Increase in accrued interest receivable	(90)	(171)
Increase in other assets	(185)	(32)
Decrease in accrued expenses and other liabilities	(211)	(585)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,398	437

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	(124)	(306)
Purchase of The Bankers Bank Stock	—	(2)
Purchase of Bank Owned Life Insurance	(600)	—
Purchases of investment securities available for sale	(7,892)	(3,054)
Maturities and prepayments of investment securities available for sale	3,611	2,137
Net increase in gross loans outstanding	(14,226)	(25,246)
Proceeds from sale of foreclosed real estate	339	—
Purchase of real estate held for sale	—	(58)
Proceeds from sale of real estate held for sale	—	1,025
Purchases of premises and equipment	(120)	(320)

NET CASH USED BY INVESTING ACTIVITIES	(19,012)	(25,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	7,116	25,486
Increase in short term debt	534	265
Proceeds from long term debt	2,000	3,500
Maturity of long term debt	(4,000)	—
Tax benefit from employee stock option plans	38	—
Proceeds from the issuance of common stock	125	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,813	29,251

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,801)	3,864

CASH AND CASH EQUIVALENTS, BEGINNING	56,481	32,290

CASH AND CASH EQUIVALENTS, ENDING	$45,680	$36,154

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,268	$1,801
Income taxes paid	890	641
Unrealized loss on investment securities available for sale, net of tax	(83)	(182)
Transfer from loans to foreclosed real estate	93	—

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

All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - LOAN COMMITMENTS

At March 31, 2006, loan commitments were $ 86,005,000.

NOTE C - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. There were no anti-dilutive options outstanding during the periods. A summary of shares outstanding follows:

	Three Months Ended March 31,
	2006	2005
Weighted average shares used for basic net income per share	4,250,384	4,217,216
Effect of dilutive stock options exercise of stock options	316,888	254,500

Weighted average shares used for diluted net income per share	4,567,272	4,471,716

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE C - PER SHARE RESULTS (Continued)

On July 13, 2005 the Board of Directors of the Company declared a 3-for-2 stock split which was payable to shareholders of record as of July 27, 2005 and resulted in the issuance of 1,405,975 additional common shares. All references to shares, average shares outstanding and net income per share have been adjusted to reflect this stock split. The effects of the stock split have also been reflected in the Company’s consolidated balance sheets as of March 31, 2006 and December 31, 2005.

NOTE D - STOCK COMPENSATION PLANS

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allowed an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within the operating section.

The Company adopted SFAS No. 123R using the modified prospective method as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the vested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB Opinion No. 25 and, as a result, had not recognized compensation expense for options granted with exercise prices equal to the fair market value of the Company’s stock on the date of grant. The Company has shareholder approved stock option plans under which options are granted to directors and employees of the Company and its subsidiary banks. Options granted to directors under the 2000 Nonqualified Plan typically vest immediately at the time of grant. Options granted to employees under the 2000 Incentive Plan typically vest over a three-year period with none vested at the time of grant. The Company’s shareholders also approved the 2004 Incentive Stock Option Plan but there have been no grants awarded under that plan.

The fair market value of each option awarded is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted during the quarter ended March 31, 2006. The Company granted 12,443 options during the quarter ended March 31, 2005 with a fair value of $6.65 per option and was determined using a risk-free rate of 3.91%, a dividend rate of 0%, volatility of 44.24% and an expected life of seven years.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE D - STOCK COMPENSATION PLANS (Continued)

A summary of option activity under the stock option plans as of March 31, 2006 and the three-month period then ended is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at December 31, 2005	629,253	$7.01
Issued	—	—
Exercised	15,425	$5.59
Forfeited	1,375	$8.48

Outstanding at March 31, 2006	612,453	$7.05	6.14

Exercisable at March 31, 2006	555,684	$6.77	6.14

The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $8.1 million and $7.5 million, respectively.

Information regarding the stock options outstanding at March 31, 2006 is summarized below:

		Options Outstanding		Options Exercisable
Exercise Price	Number of options outstanding	Weighted average exercise price	Weighted average contractual life	Number of options exercisable	Weighted Average Exercise Price
$5.51	320,155	$5.51	4.28	320,155	$5.51
6.01	3,993	6.01	4.98	3,993	6.01
7.16	8,077	7.16	7.22	8,077	7.16
8.48	262,761	8.48	8.19	219,311	8.48
12.83	12,443	12.83	8.81	4,148	12.83
16.13	5,024	16.13	9.29	—	16.13

Total/Average	612,453	$7.05	6.14	555,684	$7.05

For the quarter ended March 31, 2006, the intrinsic value of options exercised was approximately $248,000. There were no options exercised for the quarter ended March 31, 2005. The fair value of options vested during the three month period ended March 31, 2006 and 2005 was approximately $15,000 and $15,000, respectively. As of March 31, 2006, there was approximately $106,000 of total unrecognized compensation expense related to the Company’s stock option plans

Cash received from stock option exercises for the three month period ended March 31, 2006 was approximately $86,000. The actual tax benefit in shareholders’ equity realized for the tax deductions from option exercises was approximately $38,000.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE D - STOCK COMPENSATION PLANS (Continued)

The following table presents pro forma disclosures of net income and earnings per share for the three month period ended March 31, 2005 as if the fair value based method of accounting had been applied to options granted prior to January 1, 2006.

2005
(Amounts in thousands, except per share data)
Net income:
As reported	$805
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	15

Pro forma	$790

Basic net income per share:
As reported	$.19
Pro forma	.19

Diluted net income per share:
As reported	$.18
Pro forma	.18

NOTE E - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2006	2005
	(Amounts in thousands)
Net income	$1,069	$805

Other comprehensive loss:
Net decrease in the fair value of investment securities available for sale, net of tax	(83)	(182)

Total comprehensive income	$986	$623

NOTE F - PENDING BUSINESS COMBINATION

On February 2, 2006, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Progressive State Bank (“Progressive”), a North Carolina chartered bank headquartered in Lumberton, NC. Under the terms of the Agreement, Progressive will be merged with and into New Century Bank South. Shareholders of Progressive as of the close of the merger will be entitled to receive cash in the amount of $21.30 per share for a total purchase price of approximately $16.6 million. As of March 31, 2006, Progressive had total assets of $64.8 million, total loans of $33.8 million and total deposits of $56.3 million (all amounts are unaudited). The merger is expected to be completed in July 2006.

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

Overview

The Company is a commercial bank holding company that was incorporated on September 19, 2003 and has two banking subsidiaries, New Century Bank, which was acquired as part of the Bank’s holding company reorganization, and New Century Bank South, a de novo institution which was formed in January 2004 (collectively referred to as the “Banks”). In September 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of New Century Bank. New Century Statutory Trust I is not a consolidated subsidiary of the Company. The Company’s only business activity is the ownership of the Banks. Accordingly, this discussion focuses primarily on the financial condition and operating results of the Banks.

New Century Bank opened for business on May 24, 2000 as a North Carolina-chartered banking corporation. On June 17, 2003, New Century Bank opened an office in Fayetteville, which operated as a branch of New Century Bank until New Century Bank South received its charter on January 2, 2004. At that time, the Fayetteville office was sold to New Century Bank South. In January 2004, New Century Bank opened an office in Goldsboro, North Carolina and in March 2006, New Century Bank opened an office in Lillington, North Carolina.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The Company adopted SFAS No. 123R using the modified prospective method as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the vested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB Opinion No. 25 and, as a result, had not recognized compensation expense for options granted with exercise prices equal to the fair market value of the Company’s stock on the date of grant.

During the three months ended March 31, 2006 we reported net income of $1.1 million, up 33% from net income of $805,000 earned in the first three months of 2005. Diluted earnings per share was $0.23, up 28% compared to $0.18 for the same period a year ago. Higher earnings can be attributed to continued growth in the balance sheet and a higher net interest margin. As of March 31, 2006, total assets were approximately $443.0 million, up 24% from a year ago, while net loans were $334.0 million (up 18% year over year) and deposits were $374.1 million (up 27% year over year). During the three months ended March 31, 2006, we achieved an annualized return on average assets of 0.98% and an annualized return on average equity of 12.76%. Our net interest margin expanded to 4.22%. We expect our total assets, net loans and deposits will continue to increase over the remainder of 2006 as a result of our pending acquisition and internal growth.

Comparison of Financial Condition at

March 31, 2006 and December 31, 2005

During the first three months of 2006, total assets grew by $6.6 million from $436.4 million at December 31, 2005 to nearly $443.0 million at March 31, 2006. Earning assets at March 31, 2006 totaled $423.9 million and consisted of $339.7 million in gross loans, $45.7 million in investment securities, $37.2 million in overnight investments and interest-bearing deposits in other banks and $1.3 million in non-marketable equity securities. Total deposits and shareholders’ equity at March 31, 2006 were $374.1 million and $34.1 million, respectively.

Since the end of 2005, gross loans have grown $12.8 million to $339.7 million as of March 31, 2006. Gross loans as of March 31, 2006 consisted of $75.2 million in commercial and industrial loans, $101.6 million in commercial real estate loans, $14.5 million in multi-family residential loans, $16.1 million in consumer loans, $63.2 million in residential real estate, $65.5 million in construction loans and $276,000 of deferred loan fees. As of quarter end, there were $3.8 million of loans held for sale. Shortly after March 31, 2006, $3.4 million of these loans were sold to an unaffiliated de novo bank at book value. The remaining loans are held for sale to the Small Business Administration (“SBA”).

At March 31, 2006, the Company had nearly $1.2 million in loans that were 30 days or more past due. This represented .34% of gross loans outstanding on that date. Non-accrual loans as of March 31, 2006 totaled $911,000 and included $348,000 of loans that were more than 90 days past due. The balance of these loans was not past due but was placed on non-accrual status because the loans were on the internal watch list. At December 31, 2005, there were loans with an aggregate principal balance of $2.9 million that were more than 30 days past due. This represented .89% of gross loans outstanding on that date. Non-accrual loans as of December 31, 2005 totaled $823,000 and included $768,000 in loans that were more than 90 days past due. The balance of these loans were not past due but in was placed on non-accrual status because the loans were on the internal watch list. The allowance for loan losses of $5.3 million represented 1.62% of gross loans outstanding as of December 31, 2005. The allowance for loan losses increased 5 basis points to 1.67% of gross loans at March 31, 2006. Management attributes the increase in the allowance to two factors. First, a portion of the increase in the allowance percentage was due to downgrading the risk rating of three large relationships in the allowance for loan loss model. Management is assessing the risk inherent in those relationships and will make any further adjustments in the rating and the allowance if necessary. Secondly, in 2005 management implemented an internal credit review department and that has led to a better identification of risk and an increase in the Banks’ adversely classified loans. Management believes that the allowance for loan losses as of March 31, 2006 is adequate to absorb probable losses inherent in the loan portfolio as of that date.

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At March 31, 2006, federal funds sold were $36.1 million, a decrease of nearly $8.6 million from the $44.7 million held as of December 31, 2005. The Company also holds an investment of $ 1.2 million in the form of Federal Home Loan Bank stock with an annualized yield of 5.49%. Interest-earning deposits in other banks decreased from $3.3 million at December 31, 2005 to $1.1 million as of March 31, 2006. The Company’s investment securities as of March 31, 2006 were $45.7 million, an increase of $4.1 million from December 31, 2005. The investment portfolio as of March 31, 2006 consisted of $26.6 million in government agency debt securities, $15.6 million in mortgage-backed securities and $4.1 million in municipal securities. The unrealized loss on these securities at March 31, 2006 was $585,000.

The Company also has an investment in bank owned life insurance of $4.8 million, which increased $639,000 from December 31, 2005 due to an additional purchase and an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

At March 31, 2006, non-earning assets were $20.0 million, which reflects a slight increase from the $19.9 million as of December 31, 2005. Non-earning assets as of March 31, 2006 included $8.5 million in cash and due from correspondent banks, $6.0 million in premises and equipment, accrued interest receivable of $2.2 million, deferred tax assets of $2.0 million and other assets of $1.3 million.

Total deposits at March 31, 2006 were $374.1 million and consisted of $54.2 million in non-interest-bearing demand deposits, $47.2 million in money market and NOW accounts, $28.1 million in savings accounts, and $244.7 million in time deposits. Total deposits grew by $7.1 million from $367.0 million as of December 31, 2005. At December 31, 2005, the Company was holding escrow deposits for three unaffiliated proposed banks. During the first quarter of 2006, two of these banks opened and withdrew their deposits. The third bank, which is due to open in the second quarter of 2006, shifted its escrow deposit from a NOW account to a savings account. This accounted for the large decrease in money market and NOW accounts of $22.1 million and a large portion of the $17.8 million increase in savings deposits. The remaining increase in savings accounts is attributable to the growth in a new premium savings account product. Time deposits grew by $10.5 million during the first three months of 2006. Non-interest-bearing demand deposits increased by $863,000 from $53.3 million as of December 31, 2005. Brokered deposits totaled $11.3 million or 3.0% of quarter end deposits.

As of March 31, 2006, the Company has $12.3 million in short-term borrowings and $20.4 million in long-term borrowings. Short term borrowings include repurchase agreements of $9.8 million and a $2.5 million advance outstanding on a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta that is due in June 2006. Long-term borrowings include FHLB advances of $3.5 million due in July 2006, $2.5 million due in December 2006, and $2.0 million due in August 2007. The FHLB advances are collateralized by a lien on 1-4 family first mortgage loans. Also included in long-term borrowings is $12.4 million of junior subordinated debentures issued in September 2004. The proceeds of the junior subordinated debentures will provide additional capital for the future expansion of New Century Bank.

Total shareholders’ equity at March 31, 2006 was $34.1 million, an increase of $1.1 million from $33.0 million as of December 31, 2005. This increase was due to $1.1 million in net income that was partially offset by a decrease of $83,000, net of tax, in the fair value of the Company’s investment securities available for sale.

Comparison of Results of Operations for the

Three months ended March 31, 2006 and 2005

General. During the first quarter of 2006, the Company generated net income of $1.1 million compared with net income of $805,000 for the first quarter of 2005. Net income per share for the quarter ended March 31, 2006 was $.25 per share-basic and $.23 per share-diluted, compared with net income per share of $.19 per share-basic and $.18 per share-diluted, for the first quarter of 2005. The increase in net income is due to higher net interest income and a lower provision for loan losses which were partially offset by an increase in non-interest expenses.

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

Net interest income increased by nearly $1.1 million to $4.3 million for the quarter ended March 31, 2006. The Company’s total interest income benefited from continued strong growth in interest-earning assets. Average total interest-earning assets were $416.6 million in the first quarter of 2006 compared with $321.9 million during the same period one year earlier, while the yield on those assets increased 99 basis points from 6.46% to 7.45%. The Company’s average interest-bearing liabilities grew by $80.0 million to $351.5 million as compared to March 31, 2006, while the cost of those funds increased from 2.84% to 3.83% or 99 basis points. For the quarter ended March 31, 2006, the Company’s net interest margin was 4.22% and our net interest spread was 3.62%. For the quarter ended March 31, 2005, net interest margin was 4.06% and net interest spread was 3.62%.

Provision for Loan Losses. The Company recorded a $408,000 provision for loan losses in the first quarter of 2006, representing a decrease of $92,000 from the $500,000 provision made in the same period of 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In the first quarter of 2006, the level of provision for loan losses resulted from net loan charge-offs of $33,000 and an accommodation for loan growth of $12.8 million. In the first quarter of 2005, the provision reflected loan growth of $25.2 million and net charge-offs of approximately $15,000. At March 31, 2006, the allowance for loan losses was $5.7 million, representing 1.67% of gross loans outstanding.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2006 was $553,000, a decrease of $3,000 from the first quarter of 2005. Compared to the first quarter of last year, the Company had increases in deposit service fees and charges of $31,000 and fees from presold mortgages of $18,000. However, these increases were offset by a decline in other fees and income of $52,000, in large part due to a reduction in gains on the sale of loans guaranteed by the SBA of $34,000, and lower commissions on credit life insurance of nearly $11,000.

Non-Interest Expenses. Non-interest expenses increased by $676,000 to $2.7 million for the quarter ended March 31, 2006, from $2.1 million for the quarter ended March 31, 2005. Because of the growth in non-interest expenses, the Company’s ratio of non-interest expenses to average total assets increased from 2.47% in the first quarter of 2005 to 2.52% in the first quarter of 2006. Salaries and employee benefits increased to $1.7 million in the first quarter of 2006 from $1.2 million in the same quarter of 2005 due mostly to the increase of Company personnel from 74 full-time equivalent employees at March 31, 2005 to 105 full-time equivalent employees at March 31, 2006. The increase in staff is due to the opening of two new branch locations since March 31, 2005, and additional operations personnel. Also, the Company recognized $15,000 in compensation expense related to stock options vesting during the period in accordance with the provisions of SFAS No. 123R, which was adopted on January 1, 2006 using the modified prospective method. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB Opinion No. 25 and, as a result had not recognized compensation expense for options granted with exercise prices equal to the fair market value of the Company’s stock on the date of grant. Occupancy and equipment expenses increased by $88,000 to $245,000 for the quarter ended March 31, 2006. The increase in occupancy and equipment is due to the opening of the new branch locations and the operations center in the third quarter of 2005. The following highlight other changes in non-interest expenses:

•	Postage, printing and office supplies increased from $68,000 in 2005 to $73,000 in 2006 due to the general growth of the Company.

•	Advertising and promotion expenses increased from $41,000 in 2005 to $100,000 in 2006, due to promotions and deposit related marketing campaigns in all of the Banks’ markets.

•	Data processing and other outsourced service expenses decreased slightly from $193,000 in 2005 to $192,000 in 2006.

•	Professional service expenses decreased from $91,000 in 2005 to $83,000 in 2006.

•	Other operating expense increased from $367,000 in 2005 to $447,000 in 2006 due to general growth of the Company.

Provision for Income Taxes. The Company’s effective tax rate was 38.2% and 34.0% for the quarters ended March 31, 2006 and 2005, respectively.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 20.6% of total assets at March 31, 2006.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise; the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $20.6 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $18.4 million of qualifying loans is pledged to the FHLB to secure borrowings. Another source of short-term borrowings is securities sold under agreements to repurchase. At March 31, 2006, total borrowings consisted of four advances from the FHLB totaling $10.5 million, and securities sold under agreements to repurchase of $9.8 million and junior subordinated debentures of $12.4 million.

Total deposits were $374.1 million at March 31, 2006. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 65.4% of total deposits at March 31, 2006. Time deposits of $100,000 or more represented 27.2% of the Company’s total deposits at March 31, 2006. At March 31, 2006, the Company had $11.3 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While the Banks will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 7.71% at March 31, 2006. As the following table indicates, at March 31, 2006, the Company and its two bank subsidiaries exceeded regulatory capital requirements.

	At March 31, 2006
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
New Century Bancorp, Inc.

Total risk-based capital ratio	14.39%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.89%	4.00%	6.00%
Leverage ratio	10.36%	4.00%	5.00%

	At March 31, 2006
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
New Century Bank

Total risk-based capital ratio	14.80%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.55%	4.00%	6.00%
Leverage ratio	11.05%	4.00%	5.00%

	At March 31, 2006
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
New Century Bank South

Total risk-based capital ratio	12.18%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.93%	4.00%	6.00%
Leverage ratio	8.39%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the current and future expansion of New Century Bank. Under the current applicable regulatory guidelines, $11.1 million of these debentures qualify as Tier 1 capital, as of March 31, 2006. Management anticipates that all $12.0 million of the outstanding trust preferred will count as Tier 1 capital upon successful completion of the offering. Management expects that the Company and both Banks will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

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

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive since December 31, 2005.

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

NEW CENTURY BANCORP, INC.

Date: May 12, 2006	By:	/s/ John Q. Shaw, Jr.
John Q. Shaw, Jr.
President and Chief Executive Officer

Date: May 12, 2006	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Senior Vice President and Chief Financial Officer