Form 10-Q
period 2006-06-30
NEW CENTURY BANCORP INC
filed 2006-08-14
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

As of August 11, 2006, the Registrant had outstanding 5,409,561 shares of Common Stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005*
	(In thousands, except share and per share data)
ASSETS

Cash and due from banks	$7,611	$8,453
Interest-earning deposits in other banks	1,021	3,284
Federal funds sold	30,224	44,744
Investment securities available for sale, at fair value	45,555	41,604
Loans held for sale	320	5,182
Loans	347,796	321,670
Allowance for loan losses	(5,749)	(5,298)

NET LOANS	342,367	321,554

Accrued interest receivable	2,240	2,072
Stock in Federal Home Loan Bank of Atlanta, at cost	1,218	1,094
Stock in The Bankers Bank	51	51
Foreclosed real estate	101	443
Premises and equipment	6,048	6,018
Bank owned life insurance	4,872	4,186
Other assets	3,614	2,864

TOTAL ASSETS	$444,922	$436,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$56,073	$53,315
Savings	41,918	10,253
Money market and NOW	31,817	69,280
Time	247,986	234,155

TOTAL DEPOSITS	377,794	367,003

Short term debt	9,519	11,743
Long term debt	20,372	22,372
Accrued interest payable	569	486
Accrued expenses and other liabilities	1,399	1,789

TOTAL LIABILITIES	409,653	403,393

Commitments (Note B)

Shareholders’ Equity
Common stock, $1 par value, 10,000,000 shares authorized; 4,257,986 and 4,241,040 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	4,258	4,241
Additional paid-in capital	21,374	21,196
Retained earnings	10,155	7,814
Accumulated other comprehensive loss	(518)	(277)

TOTAL SHAREHOLDERS’ EQUITY	35,269	32,974

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$444,922	$436,367

*	Derived from audited consolidated financial statements.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,213	$5,333	$13,959	$10,071
Federal funds sold and interest-earning deposits in other banks	483	265	965	400
Investments	531	274	957	532

TOTAL INTEREST INCOME	8,227	5,872	15,881	11,003

INTEREST EXPENSE
Money market, NOW and savings deposits	517	188	994	346
Time deposits	2,795	1,965	5,257	3,468
Short term debt	101	22	194	43
Long term debt	306	245	595	464

TOTAL INTEREST EXPENSE	3,719	2,420	7,040	4,321

NET INTEREST INCOME	4,508	3,452	8,841	6,682
PROVISION FOR LOAN LOSSES	192	433	601	932

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,316	3,019	8,240	5,750

NON-INTEREST INCOME
Fees from presold mortgages	200	172	357	311
Service charges on deposit accounts	281	258	531	477
Other fees and income	197	180	343	379

TOTAL NON-INTEREST INCOME	678	610	1,231	1,167

NON-INTEREST EXPENSE
Personnel	1,848	1,274	3,519	2,487
Occupancy and equipment	258	175	503	333
Marketing and advertising	43	72	143	113
Professional fees	132	90	215	181
Information systems	224	192	416	385
Other	509	338	956	704

TOTAL NON-INTEREST EXPENSE	3,014	2,141	5,752	4,203

INCOME BEFORE INCOME TAXES	1,980	1,488	3,719	2,714
INCOME TAXES	709	500	1,378	915

NET INCOME	$1,271	$988	$2,341	$1,799

NET INCOME PER COMMON SHARE
Basic	$.30	$.23	$.55	$.43

Diluted	$.28	$.22	$.51	$.40

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,257,961	4,219,102	4,254,193	4,218,159

Diluted	4,565,461	4,480,687	4,566,067	4,475,183

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,341	$1,799
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	601	932
Depreciation and amortization	230	170
(Gain)/Loss on retirement of fixed asset	(3)	12
Deferred tax benefit	(186)	(142)
Stock-based compensation	32	—
Origination of loans held for sale	(5,971)	(2,245)
Proceeds from loans held for sale	10,833	2,245
Increase in cash surrender value of bank owned life insurance	(86)	(43)
Loss on sale of foreclosed real estate	9	—
Gain on sale of real estate held for sale	—	(39)
Change in assets and liabilities:
Increase in accrued interest receivable	(168)	(231)
Increase in other assets	(478)	(260)
Decrease in accrued expenses and other liabilities	(306)	(370)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,848	1,828

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	(124)	(306)
Purchase of The Bankers Bank Stock	—	(2)
Purchase of Bank Owned Life Insurance	(600)	—
Purchases of investment securities available for sale	(12,841)	(9,521)
Maturities and prepayments of investment securities available for sale	8,485	3,600
Net increase in gross loans outstanding	(26,276)	(37,978)
Proceeds from sale of foreclosed real estate	426	—
Purchase of real estate held for sale	—	(58)
Proceeds from sale of real estate held for sale	—	1,025
Purchases of premises and equipment	(273)	(736)

NET CASH USED BY INVESTING ACTIVITIES	(31,203)	(43,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	10,791	51,294
Maturity of short term debt	(2,224)	(252)
Proceeds from issuance of long term debt	2,000	3,500
Maturity of long term debt	(4,000)	—
Tax benefit from employee stock option plans	38	12
Proceeds from the exercise of stock options	125	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,730	54,554

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,625)	12,406
CASH AND CASH EQUIVALENTS, BEGINNING	56,481	32,290

CASH AND CASH EQUIVALENTS, ENDING	$38,856	$44,696

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,957	$4,140
Income taxes paid	1,564	1,496
Unrealized loss on investment securities available for sale, net of tax	(241)	(143)
Transfer from loans to foreclosed real estate	93	—

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

New Century Bancorp, Inc. (“Company”) is a bank holding company whose principal business activity consists of ownership of New Century Bank and New Century Bank South (collectively referred to as the “Banks”). New Century Bank was incorporated on May 15, 2000 and began banking operations on May 24, 2000. New Century Bank South was incorporated on December 23, 2003 and began operations on January 2, 2004. The Banks are engaged in general commercial and retail banking in Harnett, Cumberland, Johnston, Sampson, and Wayne counties and operate under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Banks undergo periodic examinations by those regulatory authorities.

All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and six month periods ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - LOAN COMMITMENTS

At June 30, 2006, loan commitments were $92.5 million.

NOTE C - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. There were no anti-dilutive options outstanding during the periods. A summary of shares outstanding follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares used for basic net income per share	4,257,961	4,219,102	4,254,193	4,218,159
Effect of dilutive stock options exercise of stock options	307,500	261,585	311,874	257,024

Weighted average shares used for diluted net income per share	4,565,461	4,480,687	4,566,067	4,475,183

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

The fair market value of each option awarded is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted during the quarter ended June 30, 2006. The Company granted 12,443 options during the six month period ended June 30, 2005 with a fair value of $6.65 per option and was determined using a risk-free rate of 3.91%, a dividend rate of 0%, volatility of 44.24% and an expected life of seven years.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE D - STOCK COMPENSATION PLANS (Continued)

A summary of option activity under the stock option plans as of June 30, 2006 and the six-month period then ended is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at December 31, 2005	629,253	$7.01
Issued	—	—
Exercised	15,425	$5.59
Forfeited	1,375	$8.48

Outstanding at June 30, 2006	612,453	$7.05	5.89

Exercisable at June 30, 2006	576,859	$6.83	5.89

The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $7.7 million and $7.4 million, respectively.

Information regarding the stock options outstanding at June 30, 2006 is summarized below:

		Options Outstanding		Options Exercisable
Exercise Price	Number of options outstanding	Weighted average exercise price	Weighted average contractual life	Number of options exercisable	Weighted Average Exercise Price
$5.51	320,155	$5.51	4.03	320,155	$5.51
6.01	3,993	6.01	4.73	3,993	6.01
7.16	8,077	7.16	6.97	8,077	7.16
8.48	262,761	8.48	7.95	240,486	8.48
12.83	12,443	12.83	8.56	4,148	12.83
16.13	5,024	16.13	9.04	—	16.13

Total/Average	612,453	$7.05	5.89	576,859	$6.83

For the six months ended June 30, 2006, the intrinsic value of options exercised was approximately $46,000. There were no options exercised for the quarter ended June 30, 2005. The fair value of options vested during the six month period ended June 30, 2006 and 2005 was approximately $34,000 and $30,000, respectively. As of June 30, 2006, there was approximately $89,000 of total unrecognized compensation expense related to the Company’s stock option plans.

Cash received from stock option exercises for the six month period ended June 30, 2006 was approximately $108,000. The actual tax benefit in shareholders’ equity realized for the tax deductions from option exercises was approximately $38,000. There were no stock option exercises in the second quarter of 2006.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE D - STOCK COMPENSATION PLANS (Continued)

The following table presents pro forma disclosures of net income and earnings per share for the six month period ended June 30, 2005 as if the fair value based method of accounting had been applied to options granted prior to January 1, 2006.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Amounts in thousands, except per share data)
Net income:
As reported	$988	$1,799
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	15	30

Pro forma	$973	$1,769

Basic net income per share:
As reported	$.23	$.43
Pro forma	.22	.42
Diluted net income per share:
As reported	$.23	$.40
Pro forma	.22	.39

NOTE E - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Net income	$1,271	$988	$2,341	$1,799
Other comprehensive loss:
Net (increase)/decrease in the fair value of investment securities available for sale, net of tax	(157)	39	(241)	(143)

Total comprehensive income	$1,114	$1,027	$2,100	$1,656

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE F - SUBSEQUENT EVENTS

On February 2, 2006, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Progressive State Bank (“Progressive”), a North Carolina chartered bank headquartered in Lumberton, NC. The merger was consummated at the close of business on July 13, 2006. Under the terms of the Agreement, 100% of Progressive was merged with and into New Century Bank South. The Company acquired all five branches of Progressive. Two of these branches are located in Lumberton, one is located in Raeford, one is located in Pembroke and one is located in Dublin, North Carolina. In order to fund this transaction and to provide additional capital for other corporate purposes, the Company entered into an underwriting agreement in June 2006 for the sale of 1,150,000 shares of common stock at $18.50 per share. Proceeds of the sale, which closed in early July, were $20.2 million, net of the underwriter’s discount. Other costs associated with the issuance of the stock were approximately $300,000.

Shareholders of Progressive, as of the close of the merger, received cash in the amount of $21.30 per share for a total purchase price of approximately $16.3 million. The acquisition was accounted for under the purchase method of accounting, with the results of operations not included in the Company’s Consolidated Statements of Income until after the transaction date.

A summary of the total purchase price of the transaction is as follows:

(in thousands)
Cash paid for shares	$16,349
Transaction costs (estimated)	1,562

Total purchase price	$17,911

A summary of the estimated value of the Progressive assets acquired and liabilities assumed is as follows:

(in thousands)
Cash and cash equivalents	$15,313
Investment securities available for sale	10,199
Stock in FHLB of Atlanta	117
Loans receivable, net	33,636
Premises and equipment	2,664
Core deposit intangible	1,131
Other assets	2,560
Goodwill	7,399
Deposits	(55,936)
Other liabilities	(934)

Net assets acquired	16,349
Transaction costs (estimated)	1,562

Total purchase price	$17,911

The Company estimates that the core deposit intangible of $1.1 million would be amortized on a straight line basis over 10 years. The core deposit intangible represents 2.5 % of Progressive’s core deposits as of March 31, 2006.

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

Overview

The Company is a commercial bank holding company that was incorporated on September 19, 2003 and has two banking subsidiaries, New Century Bank, which was acquired as part of the Bank’s holding company reorganization, and New Century Bank South, a de novo institution which commenced operations in January 2004 (collectively referred to as the “Banks”). In September 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of New Century Bank. New Century Statutory Trust I is not a consolidated subsidiary of the Company. The Company’s only business activity is the ownership of the Banks. Accordingly, this discussion focuses primarily on the financial condition and operating results of the Banks.

New Century Bank opened for business on May 24, 2000 as a North Carolina-chartered banking corporation. On June 17, 2003, New Century Bank opened an office in Fayetteville, which operated as a branch of New Century Bank until New Century Bank South commenced operations on January 2, 2004. At that time, the Fayetteville office was sold to New Century Bank South. In January 2004, New Century Bank opened an office in Goldsboro, North Carolina and in March 2006, New Century Bank opened an office in Lillington, North Carolina.

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

On July 13, 2005, the Board of Directors of the Company declared a 3-for-2 stock split which was payable to shareholders of record as of July 27, 2005. All references to average shares outstanding and net income per share have been adjusted to reflect this stock split.

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

On February 2, 2006, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Progressive State Bank (“Progressive”), a North Carolina chartered bank headquartered in Lumberton, NC. The merger was consummated at the close of business on July 13, 2006. Under the terms of the Agreement, 100% of Progressive was merged with and into New Century Bank South. The Company acquired all five branches of Progressive. Two of these branches are located in Lumberton, one is located in Raeford, one is located in Pembroke and one is located in Dublin, North Carolina. In order to fund this transaction and to provide additional capital for other corporate purposes, the Company entered into an underwriting agreement in June 2006 for the sale of 1,150,000 shares of common stock at $18.50 per share. Net proceeds of the sale, which closed in early July, were $19.9 million.

Comparison of Financial Condition at

June 30, 2006 and December 31, 2005

During the first six months of 2006, total assets grew by $8.7 million from $436.3 million at December 31, 2005 to $444.9 million at June 30, 2006. Earning assets at June 30, 2006 totaled $426.2 million and consisted of $348.1 million in gross loans, $45.6 million in investment securities, $31.2 million in overnight investments and interest-bearing deposits in other banks and $1.3 million in non-marketable equity securities. Total deposits and shareholders’ equity at June 30, 2006 were $377.8 million and $35.3 million, respectively.

Since the end of 2005, gross loans have grown $21.4 million to $348.1 million as of June 30, 2006. Gross loans as of June 30, 2006 consisted of $77.2 million in commercial and industrial loans, $106.9 million in commercial real estate loans, $14.1 million in multi-family residential loans, $16.9 million in consumer loans, $62.1 million in residential real estate, $71.2 million in construction loans and $263,000 of deferred loan fees. As of quarter end, there was $320,000 of loans held for sale. These loans are guaranteed by the Small Business Administration (“SBA”) and sold in the secondary market.

At June 30, 2006, the Company had nearly $2.5 million in loans that were 30 days or more past due. This represented .73% of gross loans outstanding on that date. This is a slight improvement from December 31, 2005 when there were $2.9 million in loans that were more than 30 days past due, or .89% of gross loans outstanding. Non-accrual loans increased from $823,000 at December 31, 2005 to $854,000 at June 20, 2006. The allowance for loan losses increased 3 basis points to 1.65% of gross loans at June 30, 2006 from 1.62% at December 31, 2005. Overall, watch list loans decreased during this six month period but the effect of this was offset by loans being downgraded within the watch list. Management believes that the allowance for loan losses as of June 30, 2006 is adequate to absorb probable losses inherent in the loan portfolio as of that date.

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At June 30, 2006, federal funds sold were $30.2 million, a decrease of $14.5 million from the $44.7 million held as of December 31, 2005. The Company also holds an investment of $1.2 million in the form of Federal Home Loan Bank stock with an annualized yield of 5.60%. Interest-earning deposits in other banks decreased from $3.3 million at December 31, 2005 to $1.0 million as of June 30, 2006. The Company’s investment securities as of June 30, 2006 were $45.6 million, an increase of $3.9 million from December 31, 2005. The investment portfolio as of June 30, 2006 consisted of $26.5 million in government agency debt securities, $15.8 million in mortgage-backed securities and $4.1 million in municipal securities. The unrealized loss on these securities at June 30, 2006 was $841,000.

The Company also has an investment in bank owned life insurance of $4.9 million, which increased $686,000 from December 31, 2005 due to an additional purchase of $600,000 and an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

At June 30, 2006, non-earning assets were $19.6 million, which reflects a slight decrease from the $19.9 million as of December 31, 2005. Non-earning assets as of June 30, 2006 included $7.6 million in cash and due from correspondent banks, $6.0 million in premises and equipment, accrued interest receivable of $2.2 million, and other assets of $3.6 million.

Total deposits at June 30, 2006 were $377.8 million and consisted of $56.1 million in non-interest-bearing demand deposits, $41.9 million in money market and NOW accounts, $31.8 million in savings accounts, and $248.0 million in time deposits. Total deposits grew by $10.8 million from $367.0 million as of December 31, 2005. At December 31, 2005, the Company was holding escrow deposits for three unaffiliated proposed banks. During the first six months of 2006, all of these banks opened and withdrew their deposits. Net deposits withdrawn from money market and NOW accounts by these banks during this period were $19.5 million. Money market and NOW accounts further decreased by nearly $7.8 million due to a shift from these accounts to a new premium savings account product. Savings accounts grew by $21.5 million due to the new premium savings account product. Time deposits grew by $13.8 million during the first six months of 2006. Non-interest-bearing demand deposits increased by $2.8 million from $53.3 million as of December 31, 2005. Brokered deposits totaled $12.1 million or 3.2% of quarter end deposits.

As of June 30, 2006, the Company has $9.5 million in short-term borrowings and $20.4 million in long-term borrowings. Short term borrowings include repurchase agreements of $7.0 million and a $2.5 million advance outstanding on a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta that is due in June 2007. Long-term borrowings include FHLB advances of $3.5 million due in July 2006, $2.5 million due in December 2006, and $2.0 million due in August 2007. The FHLB advances are collateralized by a lien on 1-4 family first mortgage loans. Also included in long-term borrowings is $12.4 million of junior subordinated debentures issued in September 2004. The proceeds of the junior subordinated debentures will provide additional capital for the future expansion of New Century Bank.

Total shareholders’ equity at June 30, 2006 was $35.3 million, an increase of $2.3 million from $33.0 million as of December 31, 2005. This increase was due to $2.3 million in net income that was partially offset by a decrease of $240,000, net of tax, in the fair value of the Company’s investment securities available for sale and an increase of $125,000 from the exercise of stock options.

Comparison of Results of Operations for the

Three months ended June 30, 2006 and 2005

General. During the second quarter of 2006, the Company generated net income of nearly $1.3 million compared with net income of $988,000 for the second quarter of 2005. Net income per share for the quarter ended June 30, 2006 was $.30 per share-basic and $.28 per share-diluted, compared with net income per share of $.23 per share-basic and $.22 per share-diluted, for the second quarter of 2005. The increase in net income is due to higher net interest income and a lower provision for loan losses which were partially offset by an increase in non-interest expenses.

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

Net interest income increased by nearly $1.1 million to $4.5 million for the quarter ended June 30, 2006. The Company’s total interest income benefited from continued strong growth in interest-earning assets. Average total interest-earning assets were $423.0 million in the second quarter of 2006 compared with $357.1 million during the same period one year earlier, while the yield on those assets increased 121 basis points from 6.59% to 7.80%. The Company’s average interest-bearing liabilities grew by $55.1 million to $355.5 million as compared to June 30, 2005, while the cost of those funds increased from 3.23% to 4.20% or 97 basis points. For the quarter ended June 30, 2006, the Company’s net interest margin was 4.28% and our net interest spread was 3.61%. For the quarter ended June 30, 2005, net interest margin was 3.88% and net interest spread was 3.36%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $192,000 provision for loan losses in the second quarter of 2006, representing a decrease of $241,000 from the $433,000 provision made in the same period of 2005. In the second quarter of 2006, the level of provision for loan losses resulted from net loan charge-offs of $117,000 and an accommodation for loan growth of $8.5 million. In the second quarter of 2005, the provision reflected loan growth of $12.7 million, net charge-offs of approximately $82,000 and an increase in the level of watch list credits. During 2005, management implemented an internal credit review department and that led to a better identification of risk within the portfolio and resulted in an increase in adversely classified loans. At June 30, 2006, the allowance for loan losses was $5.7 million, representing 1.65% of gross loans outstanding, compared to 1.62% at December 31, 2005 and 1.47% at June 30, 2005. Management believes that the allowance for loan losses as of June 30, 2006 is adequate to absorb probable losses inherent in the loan portfolio as of that date.

Non-Interest Income. Non-interest income for the quarter ended June 30, 2006 was $678,000, an increase of $68,000 from the second quarter of 2005. Compared to the second quarter of last year, the Company had increases in deposit service fees and charges of $23,000, in fees from presold mortgages of $28,000, and in other fees and income of $46,000. However, these increases were offset by a decline in commissions on the sale of loans guaranteed by the SBA of $15,000, and lower commissions on credit life insurance of nearly $13,000.

Non-Interest Expenses. Non-interest expenses increased by $873,000 to $3.0 million for the quarter ended June 30, 2006, from $2.1 million for the quarter ended June 30, 2005. Because of the growth in non-interest expenses, the Company’s ratio of non-interest expenses to average total assets increased from 2.29% in the second quarter of 2005 to 2.70% in the second quarter of 2006. Salaries and employee benefits increased to $1.8 million in the second quarter of 2006 from $1.3 million in the same quarter of 2005 due mostly to the increase of Company personnel from 74 full-time equivalent employees at June 30, 2005 to 116 full-time equivalent employees at June 30, 2006. The increase in staff is due to the opening of two new branch locations since June 30, 2005, and additional operations personnel. Also, the Company recognized $17,000 in compensation expense related to stock options vesting during the period in accordance with the provisions of SFAS No. 123R, which was adopted on January 1, 2006 using the modified prospective method. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB Opinion No. 25 and, as a result had not recognized compensation expense for options granted with exercise prices equal to the fair market value of the Company’s stock on the date of grant. Occupancy and equipment expenses increased by $83,000 to $258,000 for the quarter ended June 30, 2006. The increase in occupancy and equipment is due to the opening of the new branch locations and the operations center in the third quarter of 2005. The following highlight other changes in non-interest expenses:

•	Postage, printing and office supplies increased from $55,000 in 2005 to $137,000 in 2006 due to the addition of new branches and the new operations center, as well as general growth of the Company.

•	Advertising and promotion expenses decreased from $72,000 in 2005 to $43,000 in 2006, due to fewer promotions and deposit related marketing campaigns in all of the Banks’ markets.

•	Data processing and other outsourced service expenses increased from $192,000 in 2005 to $224,000 in 2006 due to the new branches and operations center.

•	Professional service expenses increased from $90,000 in 2005 to $132,000 in 2006 due to increased auditing fees and fees paid to a trust advisory service.

•	Other operating expense increased from $338,000 in 2005 to $509,000 in 2006 due to general growth of the Company.

Provision for Income Taxes. The Company’s effective tax rate was 35.8% and 33.6% for the quarters ended June 30, 2006 and 2005, respectively.

Comparison of Results of Operations for the

Six months ended June 30, 2006 and 2005

General. During the first six months of 2006, the Company generated net income of $2.3 million compared with net income of $1.8 million for the first six months of 2005. Net income per share for the year ended June 30, 2006 was $.55 per share-basic and $.51 per share-diluted, compared with net income per share of $.43 per share-basic and $.40 per share-diluted, for the six months ended June 30, 2005. The increase in net income is due to higher net interest income and a lower provision for loan losses which were partially offset by an increase in non-interest expenses.

Net Interest Income. Net interest income increased by nearly $2.2 million to $8.8 million for the six months ended June 30, 2006. The Company’s total interest income benefited from continued strong growth in interest-earning assets. Average total interest-earning assets were $419.8 million in the first six months of 2006 compared with $339.6 million during the same period one year earlier, while the yield on those assets increased 110 basis points from 6.53% to 7.63%. The Company’s average interest-bearing liabilities grew by $67.5 million to $353.5 million as compared to June 30, 2006, while the cost of those funds increased from 3.05% to 4.02% or 97 basis points. For the six months ended June 30, 2006, the Company’s net interest margin was 4.25% and net interest spread was 3.61%. For the six months ended June 30, 2005, net interest margin was 3.97% and net interest spread was 3.49%.

Provision for Loan Losses. The Company recorded a $601,000 provision for loan losses in the first six months of 2006, representing a decrease of $331,000 from the $932,000 provision made in the same period of 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In the first six months of 2006, the level of provision for loan losses resulted from net loan charge-offs of $150,000 and an accommodation for loan growth of $21.4 million. In the first six months of 2005, the provision reflected loan growth of $37.9 million, net charge-offs of approximately $97,000, and an increase in the level of watch list credits. At June 30, 2006, the allowance for loan losses was $5.7 million, representing 1.65% of gross loans outstanding.

Non-Interest Income. Non-interest income for the six months ended June 30, 2006 was $1.2 million, an increase of $64,000 from the six months ended June 30, 2005. Compared to the first six months of last year, the Company had increases in deposit service fees and charges of $54,000, in fees from presold mortgages of $46,000, and in other fees and income of $28,000. However, these increases were offset by a decline in gains on the sale of loans guaranteed by the SBA of $38,000, and lower commissions on credit life insurance of nearly $23,000.

Non-Interest Expenses. Non-interest expenses increased by $1.5 million to $5.8 million for the six months ended June 30, 2006, from $4.2 million for the six months ended June 30, 2005. Because of the growth in non-interest expenses, the Company’s ratio of non-interest expenses to average total assets increased from 2.37% in the six months of 2005 to 2.61% in the first six months of 2006. Salaries and employee benefits increased to $3.5 million in the first six months of 2006 from $2.5 million in the same period of 2005 due mostly to the increase of Company personnel from 74 full-time equivalent employees at June 30, 2005 to 116 full-time equivalent employees at June 30, 2006. The increase in staff is due to the opening of two new branch locations since June 30, 2005, and additional operations personnel. Also, the Company recognized $32,000 in compensation expense related to stock options vesting during the period in accordance with the provisions of SFAS No. 123R, which was adopted on January 1, 2006 using the modified prospective method. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB Opinion No. 25 and, as a result had not recognized compensation expense for options granted with exercise prices equal to the fair market value of the Company’s stock on the date of grant. Occupancy and equipment expenses increased by $170,000 to $503,000 for the year ended June 30, 2006. The increase in occupancy and equipment is due to the opening of the new branch locations and the operations center in the third quarter of 2005. The following highlight other changes in non-interest expenses:

•	Postage, printing and office supplies increased from $123,000 in 2005 to $210,000 in 2006 due to the addition of new branches and the operations center, as well as general growth of the Company.

•	Advertising and promotion expenses increased from $113,000 in 2005 to $143,000 in 2006, due to promotions and deposit related marketing campaigns in all of the Banks’ markets.

•	Data processing and other outsourced service expenses increased slightly from $385,000 in 2005 to $416,000 in 2006.

•	Professional service expenses increased from $181,000 in 2005 to $215,000 in 2006.

•	Other operating expense increased from $704,000 in 2005 to $956,000 in 2006 due to general growth of the Company.

Provision for Income Taxes. The Company’s effective tax rate was 37.0% and 33.7% for the year ended June 30, 2006 and 2005, respectively.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 19% of total assets at June 30, 2006.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise; the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $20.6 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $18.7 million of qualifying loans is pledged to the FHLB to secure borrowings. Another source of short-term borrowings is securities sold under agreements to repurchase. At June 30, 2006, total borrowings consisted of four advances from the FHLB totaling $10.5 million, and securities sold under agreements to repurchase of $7.0 million and junior subordinated debentures of $12.4 million.

Total deposits were $377.8 million at June 30, 2006. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 65.6% of total deposits at June 30, 2006. Time deposits of $100,000 or more represented 27.8% of the Company’s total deposits at June 30, 2006. At June 30, 2006, the Company had $12.1 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While the Banks will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 7.9% at June 30, 2006. As the following table indicates, at June 30, 2006, the Company and its two bank subsidiaries exceeded regulatory capital requirements.

	At June 30, 2006
New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	14.40%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.00%	4.00%	6.00%
Leverage ratio	10.56%	4.00%	5.00%

	At June 30, 2006
New Century Bank	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	15.03%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.77%	4.00%	6.00%
Leverage ratio	11.34%	4.00%	5.00%

	At June 30, 2006
New Century Bank South	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	11.67%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.41%	4.00%	6.00%
Leverage ratio	8.09%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the current and future expansion of New Century Bank. Under the current applicable regulatory guidelines, $11.5 million of these debentures qualify as Tier 1 capital, as of June 30, 2006. Management anticipates that all $12.0 million of the outstanding trust preferred will count as Tier 1 capital following the successful completion of the Company’s stock offering on July 5, 2006. Management expects that the Company and both Banks will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders was held on April 26, 2006. Of 4,256,772 shares entitled to vote at the meeting, 2,812,736 shares voted. The following proposals were approved by shareholder vote at the meeting:

Proposal 1. Election of Directors. Votes for each nominee were as follows:

Name	For	Withheld
Oscar N. Harris	2,809,117	3,619
John McCauley	2,812,736	0
John Q. Shaw	2,812,736	0

The following six directors’ terms continued after the annual meeting: J. Gary Ciccone; T.C. Godwin; Gerald W. Hayes; Carlie C. McLamb; Anthony Rand; and C.L. Tart, Jr. The terms of Messrs. Hayes, Godwin and Rand will expire at the 2007 annual meeting and the terms of Messrs. Ciccone, McLamb and Tart will expire at the 2008 annual meeting.

Proposal 2: Ratification of the appointment of Dixon Hughes PLLC as the company’s independent public accountants for 2006.

For	Against	Abstain
2,804,813	118	7,805

Item 6. Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.

Date: August 11, 2006	By:	/s/ John Q. Shaw, Jr.
John Q. Shaw, Jr.
President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Senior Vice President and Chief Financial Officer