Form 10-Q
period 2006-09-30
NEW CENTURY BANCORP INC
filed 2006-11-14
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, the Registrant had outstanding 5,409,811 shares of Common Stock, $1 par value per share.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005*
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$11,768	$8,453
Interest-earning deposits in other banks	1,598	3,284
Federal funds sold	37,814	44,744
Investment securities available for sale, at fair value	66,217	41,604
Loans held for sale	3,238	5,182
Loans	395,653	321,670
Allowance for loan losses	(5,955)	(5,298)

NET LOANS	392,936	321,554

Accrued interest receivable	3,069	2,072
Stock in Federal Home Loan Bank of Atlanta, at cost	1,335	1,094
Stock in The Bankers Bank	51	51
Foreclosed real estate	164	443
Premises and equipment	9,492	6,018
Bank owned life insurance	6,607	4,186
Goodwill	7,918	—
Core Deposit Premium	1,352	—
Other assets	3,658	2,864

TOTAL ASSETS	$543,979	$436,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$71,886	$53,315
Savings	46,885	10,253
Money market and NOW	46,138	69,280
Time	287,136	234,155

TOTAL DEPOSITS	452,045	367,003

Short term debt	14,792	11,743
Long term debt	16,872	22,372
Accrued interest payable	779	486
Accrued expenses and other liabilities	2,962	1,789

TOTAL LIABILITIES	487,450	403,393

Shareholders’ Equity
Common stock, $1 par value, 10,000,000 shares authorized; 5,409,811 and 4,241,040 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	5,410	4,241
Additional paid-in capital	40,179	21,196
Retained earnings	11,246	7,814
Accumulated other comprehensive loss	(306)	(277)

TOTAL SHAREHOLDERS’ EQUITY	56,529	32,974

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$543,979	$436,367

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$8,426	$5,917	$22,385	$15,989
Federal funds sold and interest-earning deposits in other banks	571	257	1,536	676
Investments	744	346	1,701	860

TOTAL INTEREST INCOME	9,741	6,520	25,622	17,525

INTEREST EXPENSE
Money market, NOW and savings deposits	585	209	1,579	555
Time deposits	3,306	2,208	8,563	5,677
Short term debt	148	61	342	104
Long term debt	302	262	898	725

TOTAL INTEREST EXPENSE	4,341	2,740	11,382	7,061

NET INTEREST INCOME	5,400	3,780	14,240	10,464

PROVISION FOR LOAN LOSSES	519	770	1,120	1,702

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,881	3,010	13,120	8,762

NON-INTEREST INCOME
Fees from presold mortgages	145	179	502	490
Service charges on deposit accounts	408	263	939	740
SBA Premium Income	64	64	155	205
Other fees and income	248	73	501	310

TOTAL NON-INTEREST INCOME	865	579	2,097	1,745

NON-INTEREST EXPENSE
Personnel	2,272	1,413	5,792	3,900
Occupancy and equipment	328	223	831	556
Marketing and advertising	85	56	227	169
Professional fees	112	98	327	279
Information systems	288	209	704	594
Amortization of intangible	32	—	32	—
Merger-related conversion costs	308	—	328	—
Other	604	369	1,540	1,075

TOTAL NON-INTEREST EXPENSE	4,029	2,368	9,781	6,573

INCOME BEFORE INCOME TAXES	1,717	1,221	5,436	3,934
INCOME TAXES	626	409	2,004	1,323

NET INCOME	$1,091	$812	$3,432	$2,611

NET INCOME PER COMMON SHARE
Basic	$0.20	$0.19	$0.74	$0.62

Diluted	$0.19	$0.18	$0.70	$0.58

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	5,344,710	4,224,237	4,621,693	4,218,159

Diluted	5,617,347	4,549,438	4,904,189	4,475,183

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other com- prehensive income (loss)	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2004	2,811,477	$2,811	$22,389	$4,194	$50	$29,444
Net income	—	—	—	2,611	—	2,611
Other comprehensive loss	—	—	—	—	(171)	(171)
Issuance of common stock	6,785	7	55	—	—	62
Three-for-two stock split	1,405,975	1,406	(1,413)	—	—	(7)

Balance at September 30, 2005	4,224,237	$4,224	$21,031	$6,805	$(121)	$31,939

Balance at December 31, 2005	4,241,040	$4,241	$21,196	$7,814	$(277)	$32,974
Net income	—	—	—	3,432	—	3,432
Other comprehensive loss	—	—	—	—	(29)	(29)
Sale of common stock	1,150,000	1,150	18,717	—	—	19,867
Other issuance of common stock	18,771	19	93	—	—	112
Compensation expense Recognized	—	—	135	—	—	135
Net tax effect related to stock option exercises	—	—	38	—	—	38

Balance at September 30, 2006	5,409,811	$5,410	$40,179	$11,246	$(306)	$56,529

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,432	$2,611
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,120	1,702
Depreciation and amortization	397	290
(Gain)/Loss on sale of premises and equipment	(8)	12
Deferred tax benefit	(304)	(459)
Stock-based compensation	135	—
Origination of loans held for sale	(9,158)	(7,093)
Proceeds from loans held for sale	11,256	5,159
Gain on sale of SBA loans	(154)	(205)
Increase in cash surrender value of bank owned life insurance	(146)	(61)
Loss on sale of foreclosed real estate	15	—
Gain on sale of real estate held for sale	—	(39)
Change in assets and liabilities:
Increase in accrued interest receivable	(719)	(582)
Increase in other assets	(32)	(82)
Decrease in accrued expenses and other liabilities	603	67

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,437	1,320

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	(124)	(306)
Purchase of The Bankers Bank Stock	—	(2)
Purchase of Bank Owned Life Insurance	(600)	—
Purchases of investment securities available for sale	(26,496)	(20,101)
Maturities and prepayments of investment securities available for sale	12,127	5,215
Net increase in gross loans outstanding	(40,874)	(56,012)
Proceeds from sale of foreclosed real estate	468	—
Proceeds from sale of premises and equipment	15	—
Purchase of real estate held for sale	—	(58)
Proceeds from sale of real estate held for sale	—	1,025
Net cash paid for acquisition of Progressive State Bank	(1,864)	—
Purchases of premises and equipment	(1,241)	(1,322)

NET CASH USED BY INVESTING ACTIVITIES	(58,589)	(71,561)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	29,285	65,980
Net proceeds from issuance of common stock in secondary offering	19,867	—
Increase in short term debt	3,049	1,167
Increase (decrease) in long term debt	(5,500)	3,500
Tax benefit from employee stock option plans	38	—
Proceeds from the exercise of stock options	112	56

NET CASH PROVIDED BY FINANCING ACTIVITIES	46,851	70,703

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,301)	462
CASH AND CASH EQUIVALENTS, BEGINNING	56,481	32,290

CASH AND CASH EQUIVALENTS, ENDING	$51,180	$32,752

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$11,089	$6,907
Income taxes paid	2,399	1,934
Non-cash transactions:
Unrealized loss on investment securities available for sale, net of tax	(29)	(171)
Transfer from loans to foreclosed real estate	97	—
Merger Acquisition:
Fair value of assets acquired	$73,797	$—
Cash paid	(17,177)	—

Liabilities assumed	$56,620	$—

See accompanying notes.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

New Century Bancorp, Inc. (“Company”) is a bank holding company whose principal business activity consists of ownership of New Century Bank and New Century Bank South (collectively referred to as the “Banks”). The Banks are engaged in general commercial and retail banking and operate under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Banks undergo periodic examinations by those regulatory authorities. At the close of business on July 13, 2006, Progressive State Bank (“Progressive”) was acquired and was merger into New Century Bank South as discussed in Note F below, and for purposes of these consolidated financial statements, is considered to be part of New Century Bancorp since that time.

All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and nine month periods ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. There were no anti-dilutive options outstanding during the periods. A summary of shares outstanding follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average shares used for basic net income per share	5,344,710	4,224,237	4,621,693	4,218,159
Effect of dilutive stock options exercise of stock options	272,637	325,201	282,496	257,024

Weighted average shares used for diluted net income per share	5,617,347	4,549,438	4,904,189	4,475,183

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE C - STOCK COMPENSATION PLANS

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

During the nine months ended September 30, 2006, the Company granted 30,500 options to employees under the 2000 Incentive Plan. These options will vest over a three-year period with none vested at the time of grant. Also during this period, the Company granted 63,000 options to employees under the 2004 Incentive Stock Option Plan, which vest over a five-year period with none vested at the time of grant.

The fair market value of each option awarded is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value for options granted during the nine months ended September 30, 2006 was $9.02 and was estimated using a risk-free rate of 4.91%, a dividend rate of 0%, volatility of 33.38%, and an expected life of 7.18 years. The Company granted 17,468 options during the nine month period ended September 30, 2005 with a fair value of $7.67 per option and was determined using a risk-free rate of 3.89%, a dividend rate of 0%, volatility of 49.49% and an expected life of 7.0 years.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE C - STOCK COMPENSATION PLANS (Continued)

A summary of option activity under the stock option plans as of September 30, 2006 and the nine-month period then ended is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual Term
Outstanding at December 31, 2005	629,253	$7.01
Issued	93,500	$19.46
Exercised	(17,275)	$6.43
Forfeited	(6,525)	$15.54

Outstanding at September 30, 2006	698,953	$8.62	6.17

Exercisable at September 30, 2006	576,409	$6.83

The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $7.9 million and $7.5 million, respectively.

Information regarding the stock options outstanding at September 30, 2006 is summarized below:

	Number of options outstanding	Options Outstanding		Options Exercisable
Exercise Price		Weighted average exercise price	Weighted average contractual life	Number of options exercisable	Weighted Average Exercise Price
$ 5.51	320,155	$5.51	3.78	320,155	$5.51
6.01	3,993	6.01	4.47	3,993	6.01
7.16	8,077	7.16	6.72	8,077	7.16
8.48	261,661	8.48	7.69	239,661	8.48
12.83	11,693	12.83	8.31	3,898	12.83
16.13	1,874	16.13	8.79	625	16.13
19.46	91,500	19.46	9.85	—	19.46

Total/Average	698,953	$8.62	6.17	576,409	$6.83

For the nine months ended September 30, 2006 and 2005, the intrinsic value of options exercised was $260,000 and $78,000, respectively, and the grant-date fair value of options vested was $97,000 and $45,000, respectively. Cash received from stock option exercises for the nine month period ended September 30, 2006 was approximately $112,000. The actual tax benefit in shareholders’ equity realized for the tax deductions from option exercises was approximately $38,000.

As of September 30, 2006, there was approximately $867,000 of total unrecognized compensation expense related to the Company’s stock option plans. This cost is expected to be recognized over a weighted average period of 2.1 years.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE C - STOCK COMPENSATION PLANS (Continued)

The following table presents pro forma disclosures of net income and earnings per share for the three- and nine- month periods ended September 30, 2005 as if the fair value based method of accounting had been applied to options granted prior to January 1, 2006.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Amounts in thousands, except per share data)
Net income:
As reported	$812	$2,611
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	15	45

Pro forma	$797	$2,566

Basic net income per share:
As reported	$.19	$.62
Pro forma	.19	.61

Diluted net income per share:
As reported	$.18	$.58
Pro forma	.18	.57

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Net income	$1,091	$812	$3,432	$2,611
Other comprehensive loss:
Net increase/(decrease) in the fair value of investment securities available for sale, net of tax	212	(28)	(29)	(171)

Total comprehensive income	$1,303	$784	$3,403	$2,440

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE E – PROGRESSIVE STATE BANK

At the close of business on July 13, 2006, the Company completed an acquisition of Progressive, a North Carolina chartered bank headquartered in Lumberton, NC, whereby Progressive was merged into New Century Bank South. At the time of the merger, Progressive operated five offices and, based on estimated fair values, had $65.9 in total assets, $33.7 in loans and $55.8 in deposits In order to fund this transaction and to provide additional capital for other corporate purposes, the Company entered into an underwriting agreement in June 2006 for the sale of 1,150,000 shares of common stock at $18.50 per share. Proceeds of the sale, which closed in early July, were $19.9 million, net of the underwriter’s discount.

Pursuant to the terms of the merger agreement, shareholders of Progressive received cash in the amount of $21.30 per share. The aggregate purchase price of the transaction was $17.2 million, consisting of $16.3 million in cash payments to Progressive shareholders and $828,000 in transaction costs. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities of Progressive were recorded based on the estimated fair values as of July 13, 2006, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Progressive since July 13, 2006.

The estimated fair values of the Progressive assets acquired and liabilities assumed at the date of the merger based on the information currently available are as follows:

July 13, 2006
(in thousands)
Cash and cash equivalents	$15,313
Investment securities available for sale	10,243
Stock in FHLB of Atlanta	117
Loans receivable, net	33,669
Premises and equipment	2,679
Core deposit intangible	1,384
Other assets	2,474
Goodwill	7,918
Deposits	(55,757)
Other liabilities	(863)

Total purchase price	$17,177

The Company estimates that the core deposit intangible of $1.4 million would be amortized on a straight line basis over nine years. The core deposit intangible represents 2.83% of Progressive’s core deposits as of July 13, 2006. Goodwill will not be amortized but will be tested for impairment in accordance with SFAS No. 142. None of the goodwill is expected to be deductible for tax purposes. Discounts that resulted from recording the Progressive assets and liabilities at their respective fair values are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The net amortization increased pre-tax income by $15,000 for the three and nine months ended September 30, 2006.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE E – PROGRESSIVE STATE BANK (Continued)

The following unaudited pro forma financial information presents the combined results of operations of the Company and Progressive as if the merger had occurred as of the beginning of the period for each period presented, after giving effect to certain adjustments, including the amortization of the core deposit intangible and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Progressive constituted a single entity during such periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Net interest income	$5,495	$4,453	$15,654	$12,515
Non-interest income	894	746	2,529	2,227
Net Income	1,112	957	3,745	3,051

Net Income per common share:
Basic	$.21	$.23	$.81	$.72
Diluted	.20	.21	.76	.68

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

At the close of business on July 13, 2006, the Company completed an acquisition of Progressive State Bank (“Progressive”), a North Carolina chartered bank headquartered in Lumberton, NC. Under the terms of the Agreement, 100% of Progressive was merged with and into New Century Bank South. At the time of the merger, Progressive operated five offices and, based on estimated fair values, had $65.9 in total assets, $33.7 in loans and $55.8 in deposits. Pursuant to the terms of the merger agreement, shareholders of Progressive received cash in the amount of $21.30 per share. The aggregate purchase price of the transaction was $17.2 million, consisting of $16.3 million in cash payments to Progressive shareholders and $828,000 in transaction costs. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities of Progressive were recorded based on the estimated fair values as of July 13, 2006, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Progressive since July 13, 2006.

In order to fund this transaction and to provide additional capital for other corporate purposes, the Company entered into an underwriting agreement in June 2006 for the sale of 1,150,000 shares of common stock at $18.50 per share. Proceeds of the sale, which closed in early July, were $19.9 million, net of the underwriter’s discount.

The Banks’ lending activities are oriented to the consumer/retail customer as well as to the small-to medium-sized businesses located in Bladen, Harnett, Hoke, Cumberland, Johnston, Robeson, Sampson, and Wayne counties. The Banks offer the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Banks include small business and personal checking, savings accounts and certificates of deposit. The Banks concentrate on customer relationships in building their customer deposit base and compete aggressively in the area of transaction accounts.

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

Comparison of Financial Condition at

September 30, 2006 and December 31, 2005

During the first nine months of 2006, total assets grew by $107.6 million from $436.4 million at December 31, 2005 to nearly $544.0 million at September 30, 2006. During this period, the Company completed an acquisition of Progressive State Bank, which added approximately $73.8 million in total assets, including intangible assets. Earning assets at September 30, 2006 totaled $426.2 million and consisted of $395.7 million in gross loans, $66.2 million in investment securities, $39.4 million in overnight investments and interest-bearing deposits in other banks and $1.5 million in non-marketable equity securities. Total deposits and shareholders’ equity at September 30, 2006 were $452.0 million and $56.5 million, respectively.

Since the end of 2005, gross loans have grown by $74.0 million to $395.7 million as of September 30, 2006. This increase includes $33.7 million loans added in the Progressive merger. Gross loans as of September 30, 2006 consisted of $93.7 million in commercial and industrial loans, $110.4 million in commercial real estate loans, $14.0 million in multi-family residential loans, $24.8 million in consumer loans, $78.1 million in residential real estate, $78.7 million in construction loans. Also included in loans outstanding are $297,000 of deferred loan fees and a $427,000 discount recorded to reflect the fair value of Progressive’s loans as of the merger date. This discount will be accreted to loan interest income over the estimated life of the loans. As of quarter end, there was $3.2 million of loans held for sale. These loans are guaranteed by the Small Business Administration (“SBA”) and sold in the secondary market.

At September 30, 2006, the Company had nearly $3.9 million in loans that were 30 days or more past due. This represented 0.97% of gross loans outstanding on that date. This is an increase from December 31, 2005 when there was $2.9 million in loans that were past due 30 days or more, or 0.89% of gross loans outstanding. Non-accrual loans increased $1.3 million from December 31, 2005 to $2.2 million at September 30, 2006. The increase in non-accrual loans is attributed to one large commercial credit being changed to non-accrual status during the third quarter. The allowance for loan losses decreased 14 basis points to 1.51% of gross loans, excluding loans held for sale, at September 30, 2006 from 1.65% at December 31, 2005. The decrease in the allowance was caused by a charge-off on an impaired commercial credit and the improvement in the Company’s remaining impaired credits and an increase in the impairment amount of the large credit placed on nonaccrual. The decrease attributed to those two items was slightly offset by the growth in the Company’s loan portfolio. Management believes the allowance for loan losses as of September 30, 2006 is adequate to absorb the probable losses inherent within the Company’s loan portfolio.

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At September 30, 2006, federal funds sold were $37.8 million, a decrease of $6.9 million from the $44.7 million held as of December 31, 2005. The Company also holds an investment of $1.3 million in the form of Federal Home Loan Bank stock with an annualized yield of 5.90%. Interest-earning deposits in other banks decreased from $3.3 million at December 31, 2005 to $1.6 million as of September 30, 2006. The Company’s investment securities as of September 30, 2006 were $66.2 million, an increase of $24.6 million from December 31, 2005. Part of the growth in investments came from purchase of Progressive’s investment portfolio which totaled $10.2 million at the merger date. The investment portfolio as of September 30, 2006 consisted of $38.2 million in government agency debt securities, $22.8 million in mortgage-backed securities and $5.7 million in municipal securities. The unrealized loss on these securities at September 30, 2006 was $495,000.

The Company also has an investment in bank owned life insurance of $6.6 million, which increased $2.4 million from December 31, 2005 due to an additional purchase of $600,000 earlier in 2006, an increase of $1.7 million from the Progressive merger and an increase of $146,000 in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

At June 30, 2006, non-earning assets were $37.4 million, which reflects a large increase from the $19.9 million as of December 31, 2005. This increase reflects a number of items that were recorded as part of the accounting for the purchase of Progressive, including $7.9 million in goodwill and $1.4 million in core deposit intangible. Goodwill will not be amortized but will be tested for impairment in accordance with SFAS No. 142. The Company estimates that the core deposit intangible of $1.4 million will be amortized on a straight line basis over nine years. The core deposit intangible represents 2.83 % of Progressive’s core deposits as of July 13, 2006. Premises and equipment increased by $3.5 million since the end of 2005 to $9.5 million as of September 30, 2006. Of this increase, $2.7 million came from the Progressive merger. The Company also purchased land in Lillington to locate a permanent office to be built in 2007. This lot cost $750,000. Non-earning assets as of September 30, 2006 also included $11.8 million in cash and due from banks, accrued interest receivable of $3.1 million, and other assets of $3.7 million.

Total deposits at September 30, 2006 were $452.0 million and consisted of $71.9 million in non-interest-bearing demand deposits, $46.1 million in money market and NOW accounts, $46.9 million in savings accounts, and $287.1 million in time deposits. Total deposits grew by $85.0 million from $367.0 million as of December 31, 2005. Of this increase, $55.8 million came from the Progressive merger. Non-interest-bearing demand deposits increased by $18.6 million from $53.3 million as of December 31, 2005. The merger with Progressive added approximately $12.0 million in non-interest-bearing demand deposits. At December 31, 2005, the Company was holding escrow deposits for three unaffiliated proposed banks. During the first six months of 2006, all of these banks opened and withdrew their deposits. Net deposits withdrawn from money market and NOW accounts by these banks during this period were $19.5 million. Money market and NOW accounts further decreased during the first nine months of 2006 due to a shift from these accounts to a premium savings account product that was introduced in early 2006, but the merger added $1.5 million, partially offsetting the decline. Savings accounts grew by $36.6 million due to the new premium savings account product and the addition of $5.8 in savings from Progressive. Time deposits grew by $53.0 million during the first nine months of 2006, including approximately $27.0 million from the merger. Brokered deposits totaled $8.3 million or 1.8% of quarter end deposits. Also included in deposits at September 30, 2006 is a discount of $50,631 on the time deposits acquired from Progressive. The accretion of this discount will be recorded as an adjustment to the cost of these deposits over their remaining term.

As of September 30, 2006, the Company had $14.8 million in short-term borrowings and $16.9 million in long-term borrowings. Short term borrowings include repurchase agreements of $8.8 million and a $6.0 million in advances outstanding on a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta. These advances are due as follows: $2.5 million in June 2007 and $3.5 million in July 2007. Long-term borrowings include FHLB advances of $2.5 million due in December 2006, and $2.0 million due in August 2007.

The FHLB advances are collateralized by a lien on 1-4 family first mortgage loans. Also included in long-term borrowings is $12.4 million of junior subordinated debentures issued in September 2004. The proceeds of the junior subordinated debentures will provide additional capital for the future expansion of New Century Bank.

Total shareholders’ equity at September 30, 2006 was $56.5 million, an increase of $23.6 million from $33.0 million as of December 31, 2005. The majority of this increase was due to the sale of 1.15 million shares of common stock at $18.50 per share. This sale, which closed in July 2006, was intended to fund the acquisition of Progressive and to provide additional capital for other corporate purposes. Proceeds of the sale were $19.9 million, net of the underwriter’s discount. Other changes in shareholder equity include $3.4 million in net income, an increase of $150,000 from the exercise of stock options, and an increase of $135,000 from stock based compensation.

Comparison of Results of Operations for the

Three months ended September 30, 2006 and 2005

General. During the third quarter of 2006, the Company generated net income of nearly $1.1 million compared with net income of $812,000 for the same quarter in 2005. Net income per share for the quarter ended September 30, 2006 was $.20 per share-basic and $.19 per share-diluted, compared with net income per share of $.19 per share-basic and $.18 per share-diluted, for the third quarter of 2005. The increase in net income is due to higher net interest income and a lower provision for loan losses which were partially offset by an increase in non-interest expenses. Also included in the 2006 results is $308,000 in one-time systems conversion expenses that were related to the merger but could not be capitalized to goodwill under purchase accounting.

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

Net interest income increased by $1.6 million to $5.4 million for the quarter ended September 30, 2006. The Company’s total interest income benefited from continued growth in interest-earning assets and the general trend of higher interest rates. Average total interest-earning assets were $484.7 million in the third quarter of 2006 compared with $374.6 million during the same period one year earlier, while the yield on those assets increased 106 basis points from 6.91% to 7.91%. The Company’s average interest-bearing liabilities grew by $83.6 million to $396.5 million as compared to September 30, 2005, while the cost of those funds increased from 3.47% to 4.34% or 87 basis points. For the quarter ended September 30, 2006, the Company’s net interest margin was 4.42% and our net interest spread was 3.63%. For the quarter ended September 30, 2005, net interest margin was 4.00% and net interest spread was 3.43%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $519,000 provision for loan losses in the third quarter of 2006, representing a decrease of $251,000 from the $770,000 provision made in the same period of 2005. In the third quarter of 2006, the level of provision for loan losses resulted from net charge-offs of $717,000, an increase in the impairment of classified commercial credits and loan growth of $47.5 million. Almost two-thirds of the loan growth came from the Company’s acquisition of Progressive. In the third quarter of 2005, the level of provision for loan losses resulted from net loan charge-offs of $108,000, the downgrading of a $2.1 million relationship to substandard and accommodation for loan growth of $20.1 million. At September 30, 2006, the allowance for loan losses was nearly $6.0 million, representing 1.51% of gross loans outstanding, excluding loans held for sale, compared to 1.65% at December 31, 2005 and 1.60% at September 30, 2005. Management believes that the allowance for loan losses as of September 30, 2006 is adequate to absorb probable losses inherent in the loan portfolio as of that date.

Non-Interest Income. Non-interest income for the quarter ended September 30, 2006 was $865,000, an increase of $286,000 from the third quarter of 2005. Generally, there were increases in many categories of non-interest income due to additional volume of loan and deposits from the merger with Progressive. Compared to the third quarter of last year, the Company had increases in deposit service fees and charges of $145,000 and in other fees and income of $175,000. Deposit service charges were positively impacted by the growth in deposits both from existing branches and the Progressive merger. Some of the larger increases affecting other fees and income included a $43,000 increase in income from bank-owned life insurance and $20,000 in additional income from brokerage referrals. These increases were offset by a decline in fees from pre-sold mortgages from $179,000 in the third quarter of 2005 to $145,000 in 2006.

Non-Interest Expenses. Non-interest expenses increased by $1.6 million to $4.0 million for the quarter ended September 30, 2006, from $2.4 million for the quarter ended September 30, 2005. Like non-interest income, there was an increase in all categories of non-interest expenses due to the additional offices acquired in the Progressive merger. Because of the growth in non-interest expenses and $308,000 in one-time systems conversion expenses that were related to the merger, the Company’s ratio of non-interest expenses to average total assets increased from 2.39% in the third quarter of 2005 to 3.05% in the third quarter of 2006. Salaries and employee benefits increased to $2.3 million in the third quarter of 2006 from $1.4 million in the same quarter of 2005 due mostly to the increase of Company personnel from 85 full-time equivalent employees at September 30, 2005 to 152 full-time equivalent employees at September 30, 2006. The increase in staff is due not only to the merger but also to the opening of two new branch locations since September 30, 2005, and additional operations personnel. Also, the Company recognized $64,000 in compensation expense related to stock options vesting during the period in accordance with the provisions of SFAS No. 123R, which was adopted on January 1, 2006 using the modified prospective method. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB Opinion No. 25 and, as a result had not recognized compensation expense for options granted with exercise prices equal to the fair market value of the Company’s stock on the date of grant. Occupancy and equipment expenses increased by $105,000 to $328,000 for the quarter ended September 30, 2006. The increase in occupancy and equipment is due to the merger, the opening of the new branch locations and the operations center in the August 2005. The following highlight other changes in non-interest expenses:

•	Postage, printing and office supplies increased from $66,000 in 2005 to $128,000 in 2006 due to the addition of new branches and the new operations center, as well as general growth of the Company.

•	Advertising and promotion expenses increased from $56,000 in 2005 to $85,000 in 2006, due to advertising for a home equity campaign that began in the 3rd quarter of 2006.

•	Data processing and other outsourced service expenses increased from $209,000 in 2005 to $288,000 in 2006 due to the new branches and operations center.

•	Professional service expenses increased slightly from $98,000 in 2005 to $112,000 in 2006.

•	Other operating expense increased from 369,000 in 2005 to $604,000 in 2006 due to general growth of the Company.

Also, during the 3rd quarter of 2006, the Company recorded $32,000 in amortization of the core deposit intangible resulting from the acquisition of Progressive’s deposits.

Provision for Income Taxes. The Company’s effective tax rate was 36.5% and 33.3% for the quarters ended September 30, 2006 and 2005, respectively.

Comparison of Results of Operations for the

Nine months ended September 30, 2006 and 2005

General. During the first nine months of 2006, the Company generated net income of $3.4 million compared with net income of $2.6 million for the same period in 2005. Net income per share for the nine month period ended September 30, 2006 was $.74 per share-basic and $.70 per share-diluted, compared with net income per share of $.62 per share-basic and $.58 per share-diluted, for the nine months ended September 30, 2005. The increase in net income is due to higher net interest income, non-interest income and a lower provision for loan losses which were partially offset by an increase in non-interest expenses. These higher non-interest expenses included $328,000 in one-time systems conversion expenses that were related to the merger but could not be capitalized to goodwill under purchase accounting.

Net Interest Income. Net interest income increased by nearly $3.8 million to $14.2 million for the nine months ended September 30, 2006. The Company’s total interest income benefited from continued growth in interest-earning assets, added interest-earning assets acquired in the Progressive merger and generally higher interest rates. Average total interest-earning assets were $441.7 million in the first nine months of 2006 compared with $351.4 million during the same period one year earlier, while the yield on those assets increased 109 basis points from 6.67% to 7.76%. The Company’s average interest-bearing liabilities grew by $72.9 million to $368.0 million as compared to September 30, 2006, while the cost of those funds increased from 3.20% to 4.13% or 93 basis points. For the nine months ended September 30, 2006, the Company’s net interest margin was 4.31% and net interest spread was 3.62%. For the nine months ended September 30, 2005, net interest margin was 3.98% and net interest spread was 3.47%.

Provision for Loan Losses. The Company recorded a $1.1 million provision for loan losses in the first nine months of 2006, representing a decrease of $582,000 from the $1.7 million provision made in the same period of 2005. During the first nine months of 2006, the provision for loan losses resulted from net loan growth of nearly $74.0 million, net charge-offs of $866,000, the improvement in the level of problem credit relationships and the increase of loan impairment in remaining problem commercial relationships. In the first nine months of 2005, the level of provision for loan losses resulted from net loan charge-offs of $203,000, the downgrading of a $2.1 million loan relationship to substandard and accommodation for loan growth of $57.9 million. At September 30, 2006, the allowance for loan losses was $6.0 million, representing 1.51% of gross loans outstanding.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2006 was $2.1 million, an increase of $352,000 from the nine months ended September 30, 2005. Aided by the additional deposits acquired in the Progressive merger in July 2006, deposit service fees and charges increased $199,000 to $939,000. Also, the Company experienced a slight increase in fees from presold mortgages of $12,000, and a larger increase in other fees and income of $191,000. However, these increases were offset by a decline in gains on the sale of loans guaranteed by the SBA of $51,000, and lower commissions on credit life insurance of $42,000.

Non-Interest Expenses. Non-interest expenses increased by $3.2 million to $9.8 million for the nine months ended September 30, 2006, from $6.6 million same period in 2005. Like non-interest income, there was an increase in all categories of non-interest expenses due to the additional offices acquired in the Progressive merger. Because of the growth in non-interest expenses and $328,000 in one-time systems conversion expenses that were related to the merger, the Company’s ratio of non-interest expenses to average total assets increased from 2.38% in the nine months of 2005 to 2.78% in the first nine months of 2006. Salaries and employee benefits increased to $5.8 million in the first nine months of 2006 from $3.9 million in the same period of 2005 due mostly to the increase of Company personnel from 85 full-time equivalent employees at September 30, 2005 to 152 full-time equivalent employees at September 30, 2006. The increase in staff is due to the merger, the opening of two new branch locations since September 30, 2005, and additional operations personnel. Also, the Company recognized $135,000 in compensation expense related to stock options vesting during the period in accordance with the provisions of SFAS No. 123R, which was adopted on January 1, 2006 using the modified prospective method. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB Opinion No. 25 and, as a result had not recognized compensation expense for options granted with exercise prices equal to the fair market value of the Company’s stock on the date of grant. Occupancy and equipment expenses increased by $275,000 to $831,000 for the nine months ended September 30, 2006. The increase in occupancy and equipment is due to the merger, the opening of the new branch locations and the operations center in the third quarter of 2005. The following highlight other changes in non-interest expenses:

•	Postage, printing and office supplies increased from $189,000 in 2005 to $338,000 in 2006 due to the addition of new offices and the operations center, as well as general growth of the Company.

•	Advertising and promotion expenses increased from $169,000 in 2005 to $227,000 in 2006, due to advertising for new offices and a home equity campaign that began in the 3rd quarter of 2006.

•	Data processing and other outsourced service expenses increased from $594,000 in 2005 to $704,000 in 2006 due to the general growth of the Company.

•	Professional service expenses increased from $279,000 in 2005 to $327,000 in 2006.

•	Other operating expense increased from $1.1 million in 2005 to $1.3 million in 2006 due to general growth of the Company.

Also, the Company recorded $32,000 in amortization of the core deposit intangible resulting from the acquisition of Progressive’s deposits in 2006.

Provision for Income Taxes. The Company’s effective tax rate was 36.9% and 33.6% for the nine months ended September 30, 2006 and 2005, respectively.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 21.6% of total assets at September 30, 2006.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise; the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $20.6 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $17.9 million of qualifying loans is pledged to the FHLB to secure borrowings. Another source of short-term borrowings is securities sold under agreements to repurchase. At September 30, 2006, total borrowings consisted of four advances from the FHLB totaling $10.5 million, and securities sold under agreements to repurchase of $8.8 million and junior subordinated debentures of $12.4 million.

Total deposits were $452.0 million at September 30, 2006. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 63.5% of total deposits at September 30, 2006. Time deposits of $100,000 or more represented 26.7% of the Company’s total deposits at September 30, 2006. At September 30, 2006, the Company had $8.3 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While the Banks will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 10.4% at September 30, 2006. As the following table indicates, at September 30, 2006, the Company and its two bank subsidiaries exceeded regulatory capital requirements.

	At September 30, 2006
New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	15.38%	8.00%	10.00%
Tier 1 risk-based capital ratio	14.12%	4.00%	6.00%
Leverage ratio	11.58%	4.00%	5.00%

	At September 30, 2006
New Century Bank	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	14.76%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.51%	4.00%	6.00%
Leverage ratio	11.39%	4.00%	5.00%

	At September 30, 2006
New Century Bank South	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	12.62%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.44%	4.00%	6.00%
Leverage ratio	9.45%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the current and future expansion of New Century Bank. Under the current applicable regulatory guidelines, all of these debentures qualify as Tier 1 capital, as of September 30, 2006. Management expects that the Company and both Banks will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

Recent Accounting Pronouncements

The following summarizes recent accounting pronouncements and their expected impact on the Company:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and 140” provides entities relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS 133. This statement allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of the fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations and cash flows.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140” requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations and cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (FAS 158), requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of FAS 158 to have a material effect on its financial position at December 31, 2006.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements (SAB No. 108). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company will be required to adopt the provisions of SAB No. 108 effective December 31, 2006. We currently believe that the adoption of SAB No. 108 will not have a material financial impact on our consolidated financial statements.

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

NEW CENTURY BANCORP, INC.

Date: November 13, 2006	By:	/s/ John Q. Shaw, Jr.
John Q. Shaw, Jr.
President and Chief Executive Officer

Date: November 13, 2006	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President and Chief Financial Officer