Form 10-K
period 2006-12-31
NEW CENTURY BANCORP INC
filed 2007-04-17
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ 72,853,377

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date. 6,505,177 shares outstanding as of April 9, 2007

Documents Incorporated by Reference.

Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders as filed pursuant to Section 14 of the Securities Exchange Act of 1934

FORM 10-K CROSS-REFERENCE INDEX

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

The Banks operate for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in their respective market areas. The Banks offer a range of banking services including checking and savings accounts, commercial, consumer, mortgage and personal loans, and other associated financial services.

Primary Market Area

The Registrant’s market area consists of Harnett, Bladen, Cumberland, Hoke, Johnston, Robeson, Sampson and Wayne Counties, North Carolina. The Registrant’s market area has a population of over 900,000 with an average household income of over $33,000.

The June 2006 total deposits in the Registrant’s market area exceeded $7.2 billion. The leading economic components of Harnett and Johnston Counties are services, manufacturing, and retail trade. In contrast, Cumberland County’s leading sector is federal military government, followed by services and retail trade. In Sampson County, leading employers include manufacturing, services, and state and local government. Wayne County’s leading sectors are federal military government, services and retail trade and agriculture. The largest employers in the Registrant’s market area include Kelly-Springfield Tires, Black & Decker, Bayer, Morganite, Inc. and the United States military.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. As of June 30, 2006, data provided by the FDIC Deposit Market Share Report indicated that, within the Registrant’s market area, there were 212 offices of 23 other commercial and savings institutions (25 in Harnett County, 8 in Bladen County, 36 in Johnston County, 8 in Hoke County, 64 in Cumberland County, 31 in Robeson County, 15 in Sampson County, and 32 in Wayne County).

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

Employees

As of December 31, 2006, the Registrant employed 156 full time equivalent employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes relations with its employees to be good.

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

Deposit Insurance. As member institutions of the FDIC, the Banks’ deposits are insured up to a per depositor maximum of $250,000 for retirement accounts and $100,000 for all other accounts through the

Deposit Insurance Fund, administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The Deposit Insurance Fund assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2006, the Registrant was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 13.51% and 14.76%, respectively.

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

Check 21. On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. This law gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•

requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

Miscellaneous. The cash dividends that may be paid by the Banks are subject to legal limitations. In accordance with North Carolina banking law, cash dividends may not be paid by one of the Banks unless its capital surplus is at least 50% of its paid-in capital. Cash dividends may only be paid out of retained earnings.

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

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services;

•	acting as fiduciary, investment or financial advisor;

•	leasing personal or real property;

•	making investments in corporations or projects designed primarily to promote

•	community welfare; and

•	acquiring a savings and loan association.

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

Our strategy has been to increase the size of our company by opening new offices, acquiring other banks and by pursuing business development opportunities. We have grown rapidly since we commenced operations. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our growth strategy. There can be no assurance that any additional expansion will be profitable or that we will continue to be able to sustain our historical rate of growth, either through internal growth or through successful expansion of our markets, or that we will be able to maintain capital sufficient to support our continued growth. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance. We may acquire other banks as a means to expand into new markets or to capture additional market share. We are unable to predict whether or when any prospective acquisitions will occur or the likelihood of completing an acquisition on favorable terms and conditions. Any acquisition involves certain risks including, but not limited to:

•	difficulties assimilating acquired operations and personnel;

•	potential disruptions of our ongoing business;

•	the diversion of resources and management time;

•	the possibility that uniform standards, controls, procedures and policies may not be maintained;

•	risks associated with entering new markets in which we have little or no experience;

•	the potential impairment of relationships with employees or customers as a result of changes in management;

•	difficulties in evaluating the historical or future financial performance of the acquired business; and

•	brand awareness issues related to the acquired assets or customers.

If we decide to make additional acquisitions, there can be no assurance that the acquired institutions would perform as expected, which would affect our profitability and the price of our common stock.

Changes in interest rates may reduce our profitability.

Our profitability depends in large part on our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We believe that we are asset sensitive, which means that our net interest income will generally rise in higher interest rate environments and decline in lower interest rate environments. Our net interest income will be adversely affected if the market interest rate changes such that the interest we earn on loans and investments decreases faster than the interest we pay on deposits and borrowings. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective, which could adversely affect our financial condition and results of operations.

Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our net interest income and, in turn, our profitability. In addition, loan volumes are affected by market interest rates on loans. Rising interest rates generally are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates will decline and in falling interest rate environments, loan repayment rates will increase. Interest rates also affect how much money we can lend. When interest rates rise, the cost of borrowing increases. Accordingly, changes in market interest rates could materially and adversely affect our net interest income, asset quality, and loan origination volume.

Our profitability depends significantly on economic conditions in our market area.

Our success depends to a large degree on the general economic conditions in our market area. If the communities in which we operate do not grow or if prevailing economic conditions, locally or nationally, are unfavorable, this may have a significant impact on the amount of loans that we make to our borrowers, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would have an adverse effect on our business. Interest received on loans represented approximately 80% of our gross revenues for the year ended December 31, 2006. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and performance.

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

The lack of seasoning of our loan portfolio makes it difficult to assess the adequacy of our loan loss reserves accurately.

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;

•	our historical loan loss experience;

•	evaluation of economic conditions;

•	regular reviews of loan delinquencies and loan portfolio quality; and

•	the amount and quality of collateral, including guarantees, securing the loans.

However, there is no precise method of predicting credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. In addition, due to our rapid growth over the past several years and our limited operating history, a large portion of the loans in our loan portfolio was originated recently. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually perform more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If charge-offs in future periods increase, we may be required to increase our provision for loan losses, which would decrease our net income and possibly our capital.

New or acquired bank office facilities and other facilities may not be profitable.

We may not be able to identify profitable locations for new bank offices. The costs to start up new bank offices or to acquire existing bank offices, and the additional costs to operate these facilities, may increase our non-interest expense and decrease our earnings in the short term. We are currently planning to open one new office in 2007 in addition to our acquisition of Progressive State Bank which added five new offices to our franchise in 2006. If offices of other banks become available for sale, we may acquire those offices. It may be difficult to adequately and profitably manage our growth through the establishment or purchase of additional bank offices. In addition, we can provide no assurance that any such offices will successfully attract enough deposits to offset the expenses of their operation.

We rely heavily on the services of key personnel.

William L Hedgepeth II, our President and Chief Executive Officer, and Lisa F. Campbell, our Executive Vice President and Chief Financial Officer, have substantial experience with our operations and have contributed significantly to our growth. The loss of the services of either of these officers, or of one or more of the key members of our executive management team, may have a material adverse effect on our operations. If Mr. Hedgepeth, Ms. Campbell or other members of our executive management team were no longer employed by us, our ability to implement our growth strategy could be impaired.

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand.

We may expand our banking network over the next several years, not just in our existing core market area, but also in other community markets throughout eastern North Carolina and other contiguous markets. To expand into new markets successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. We expect that competition for qualified management in the markets in which we may expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established banks. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit, and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, and results of operations.

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

The banking business in North Carolina in general is extremely competitive. Most of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We must overcome historical bank-customer relationships to attract customers away from our competition. We compete with the following types of institutions:

• other commercial banks	• securities brokerage firms
• savings banks	• mortgage brokers
• thrifts	• insurance companies
• credit unions	• mutual funds
• consumer finance companies	• trust companies

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

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth. Because of our relatively small size and short operating history, it will be difficult for us to replicate our historical earnings growth as we continue to expand. Consequently, our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the North Carolina Office of the Commissioner of Banks, the FDIC, and the Federal Reserve Board. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We must also meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on common stock, and our ability to make acquisitions.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to obtain financing, attract deposits, and make loans. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations, and enforcement policies that apply to us have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Our cost of compliance could adversely affect our ability to operate profitably.

Our growth may require us to raise additional capital that may not be available when it is needed, or at all.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance.

Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we issue additional equity capital, the interests of existing shareholders would be diluted.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that we are unable to achieve or maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are evaluating our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer, and, if accepted for listing, our common stock could ultimately be delisted from the NASDAQ Global Market. In this event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

In addition, the new rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Risks Related to an Investment in our Common Stock

We do not plan to pay cash dividends for the foreseeable future.

We do not expect to pay cash dividends on our common stock in the foreseeable future, as we intend to retain earnings to provide the capital necessary to fund our growth strategy. You should not invest in shares of our common stock if you need dividend income from your investment. Our ability to declare and pay cash dividends will be dependent upon, among other things, restrictions imposed by the reserve and capital requirements of North Carolina and federal banking regulations, our income and financial condition, tax considerations, and general business conditions. Therefore, investors should not purchase shares of our common stock with a view for a current return on their investment in the form of cash dividends.

We have implemented anti-takeover devices that could make it more difficult for another company to acquire us, even though such an acquisition may increase shareholder value.

In some cases, shareholders would receive a premium for their shares if we were acquired by another company. However, state and federal law and our articles of incorporation and bylaws make it difficult for anyone to acquire us without approval of our board of directors. For example, our articles of incorporation require a supermajority vote of two-thirds of our outstanding common stock in order to effect a sale or merger of the company in certain circumstances. Our articles of incorporation also divide the board of directors into three classes of directors serving staggered three-year terms with approximately one-third of the board of directors elected at each annual meeting of shareholders. The classification of directors makes it more difficult for shareholders to change the composition of the board of directors. As a result, at least two annual meetings of shareholders would be required for the shareholders to change a majority of the directors, whether or not a change in the board of directors would be beneficial and whether or not a majority of shareholders believe that such a change would be desirable. Consequently, a takeover attempt may prove difficult, and shareholders may not realize the highest possible price for their securities.

Our securities are not FDIC insured.

Our common stock is not a savings or deposit account or other obligation of the bank, and is not insured by the Federal Deposit Insurance Corporation or any other governmental agency and is subject to investment risk, including the possible loss of principal.

The holder of our junior subordinated debenture has rights that are senior to those of our common shareholders.

We have supported our continued growth through the issuance of trust preferred securities from a special purpose trust and an accompanying sale of a $12.4 million junior subordinated debenture to this trust. Payments of the principal and interest on the trust preferred securities of this trust are conditionally guaranteed by us. Further, the accompanying junior subordinated debenture that we issued to the trust is senior to our shares of common stock. As a result, we must make payments on the junior subordinated debenture before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holder of the junior subordinated debenture must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debenture (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

The Registrant is not an accelerated filer as defined in Rule 12b-2 of the Exchange Act. The Registrant received no written comments from the Commission staff regarding its periodic or current reports under the Exchange Act during its fiscal year ended December 31, 2006.

ITEM 2 - PROPERTIES

The following table sets forth the location of the main and branch offices of the Registrant’s subsidiary depository institutions, New Century Bank and New Century Bank South, as well as certain information relating to these offices.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased
New Century Bank Main Office 700 West Cumberland Street Dunn, NC 28334	2001	12,600	Owned

Clinton Office 506 South East Boulevard Clinton, NC 28328	2002	2,200	Leased

Sunset Avenue Office 1519 Sunset Avenue Clinton, NC 28328	2005	2,200	Leased

Goldsboro Office 431 North Spence Avenue Goldsboro, NC 27534	2005	6,300	Owned

Lillington Office 1184 North Main Street Lillington, NC 27546	2006	2,000	Leased

New Century Bank South Main Office 2818 Raeford Road Fayetteville, NC 28303	2004	10,000	Owned

Lumberton Office 308 North Chestnut Street Lumberton, NC 28358	2006	17,000	Owned

Fayetteville Road Office 4400 Fayetteville Road Lumberton, NC 28358	2006	3,500	Owned

Pembroke Office 410 East Third Street Pembroke, NC 28372	2006	1,600	Owned

Raeford Office 720 Harris Avenue Raeford, NC 28376	2006	2,900	Owned

Dublin Office 7482 Albert Street Dublin, NC 28332	2006	1,300	Leased

ITEM 3 - LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant, or any of its subsidiaries, is a party, or of which any of their property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders during the fourth quarter of 2006.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Out common stock is quoted on the NASDAQ Global Market under the trading symbol “NCBC.” Howe Barnes Hoefer & Arnett, Ryan Beck & Company, Morgan Keegan, McKinnon & Company, Sandler O’Neill & Partners, L.P., and Scott & Stringfellow provide bid and ask quotes for our common stock. At December 31, 2006, there were 6,497,022 shares of common stock outstanding, which were held by 1,509 shareholders of record.

	Sales Prices(1)
	High	Low
2006
First Quarter	$20.83	$16.83
Second Quarter	17.50	15.75
Third Quarter	16.83	16.08
Fourth Quarter	20.06	16.04

2005
First Quarter	$16.00	$12.67
Second Quarter	16.13	13.33
Third Quarter	25.57	14.67
Fourth Quarter	28.50	24.75

(1)	Adjusted for a 6-for-5 stock split effected in the form of a 20% stock dividend in December 2006, a 3-for-2 stock split effected in the form of a 50% stock dividend in July 2005 and an 11-for-10 stock split effected in the forms of a 10% stock dividend in June 2004.

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the year ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$35,812	$24,679	$15,408	$9,360	$7,125
Total interest expense	16,167	10,089	5,187	3,217	2,760

Net interest income	19,645	14,590	10,221	6,143	4,365
Provision for loan losses	2,779	2,172	1,684	1,042	872

Net interest income after provision for loan losses	16,866	12,418	8,537	5,101	3,493
Total non-interest income	3,278	2,496	1,692	1,134	731
Total non-interest expense	13,816	9,129	6,962	4,833	2,870

Income before income taxes	6,328	5,785	3,267	1,402	1,354
Provision for income taxes	2,358	2,164	1,173	496	496

Net income	$3,970	$3,621	$2,094	$906	$858

Per Share Data: (1)
Earnings per share - basic	$.69	$.72	$.42	$.22	$.31
Earnings per share - diluted	.65	.66	.40	.21	.30
Market Price
High	20.83	23.75	16.81	9.18	9.18
Low	15.75	10.56	8.02	6.89	5.01
Close	16.99	20.63	11.39	8.19	7.81
Book value	8.84	6.48	5.82	5.42	4.95
Tangible book value	7.30	6.48	5.82	5.42	4.95

Selected Year-End Balance Sheet Data:
Loans	$429,500	$326,852	$262,750	$151,930	$100,008
Allowance for loan losses	7,496	5,298	3,598	2,355	1,546
Other interest-earning assets	86,259	90,877	51,051	31,059	19,917
Goodwill and core deposit intangible	9,988	—	—	—	—
Total assets	552,965	436,367	328,311	191,813	126,391
Deposits	464,117	367,003	270,230	151,971	105,482
Borrowings	28,813	34,115	27,057	11,714	2,131
Shareholders’ equity	57,439	32,974	29,444	27,266	17,343

Selected Average Balances:
Total assets	$491,849	$381,494	$277,432	$159,360	$109,956
Loans	369,110	301,510	222,425	121,587	82,313
Total interest-earning assets	458,974	362,669	261,217	150,227	104,551
Goodwill and core deposit intangible	4,087	—	—	—	—
Deposits	412,077	317,648	231,510	131,852	91,459
Total interest-bearing liabilities	381,514	303,889	214,109	118,726	80,338
Shareholders’ equity	45,614	31,583	30,483	21,808	15,868

Selected Performance Ratios:
Return on average assets	.81%	.95%	.75%	.57%	.78%
Return on average equity	8.70%	11.47%	6.87%	4.15%	5.41%
Net interest margin	4.28%	4.02%	3.91%	4.09%	4.17%
Net interest spread	3.57%	3.48%	3.48%	3.52%	3.38%
Efficiency ratio (2)	60.27%	53.43%	58.44%	66.41%	56.32%

Asset Quality Ratios:
Nonperforming loans to period-end loans (3)	.75%	.26%	.07%	.08%	.27%
Allowance for loan losses to period-end loans (4)	1.75%	1.65%	1.37%	1.58%	1.57%
Net loan charge-offs to average loans	.27%	.16%	.20%	.19%	.38%

	At or for the year ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Capital Ratios:
Total risk-based capital	14.63%	14.54%	16.76%	18.61%	18.24%
Tier 1 risk-based capital	13.38%	12.93%	15.51%	17.36%	16.99%
Leverage ratio	10.95%	10.56%	12.52%	14.64%	13.99%
Equity to assets ratio	10.39%	7.56%	8.97%	14.21%	13.72%

Other Data:
Number of banking offices	11	5	4	3	2
Number of full time equivalent employees	156	92	72	55	33

(1)	Adjusted for all years presented to reflect the effects of a six-for-five stock split in the form of a 20% stock dividend in December 2006, a three-for-two stock split in July 2005 and three separate eleven-for-ten stock splits in the form of 10% stock dividends in June 2004, September 2003 and May 2002, respectively.
(2)	Efficiency ratio is calculated as non-interest expenses divided by the sum of net interest income and non-interest income.
(3)	Nonperforming loans consist of non-accrual loans and restructured loans.
(4)	Allowance for loan losses to period-end loans ratio excludes loans held for sale

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes contained elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors, many of which are beyond our control. The following discussion is intended to assist in understanding the financial condition and results of operations of New Century Bancorp, Inc. Because New Century Bancorp, Inc. has no material operations and conducts no business on its own other than owning its consolidated subsidiaries, New Century Bank, New Century Bank South and its unconsolidated subsidiary, New Century Statutory Trust I, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the bank subsidiaries. However, for ease of reading and because the financial statements are presented on a consolidated basis, New Century Bancorp, Inc., New Century Bank and New Century Bank South are collectively referred to herein as the Company unless otherwise noted. All references in this Annual Report to net income per share, price per share, book value per share and weighted average common and common equivalent shares outstanding have been adjusted to reflect three separate eleven-for-ten stock splits effected in the form of 10% stock dividends in May 2002, September 2003 and June 2004, a three-for-two stock split in July 2005, and a six-for-five stock split in December 2006.

DESCRIPTION OF BUSINESS

The Company is a commercial bank holding company that was incorporated on September 19, 2003 and has two banking subsidiaries, New Century Bank, which became a subsidiary of the Company as part of a holding company reorganization, and New Century Bank South, a de novo institution which commenced operations in January 2004 (collectively referred to as the “Banks”). In September 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of New Century Bank. New Century Statutory Trust I is not a consolidated subsidiary of the Company. The Company’s only business activity is the ownership of the Banks. Accordingly, this discussion focuses primarily on the financial condition and operating results of the Banks.

At the close of business on July 13, 2006, the Company completed an acquisition of Progressive State Bank (“Progressive”), a North Carolina chartered bank headquartered in Lumberton, NC. Under the terms of the Agreement, Progressive was merged with and into New Century Bank South. At the time of the merger, Progressive operated five offices and, based on estimated fair values, had $65.9 in total assets, $33.7 in loans and $55.8 in deposits. Pursuant to the terms of the merger agreement, shareholders of Progressive received cash in the amount of $21.30 per share. The aggregate purchase price of the transaction was $17.2 million, consisting of $16.3 million in cash payments to Progressive shareholders and $828,000 in transaction costs. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities of Progressive were recorded based on the estimated fair values as of July 13, 2006, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Progressive since July 13, 2006.

In order to fund this transaction and to provide additional capital for other general corporate purposes, the Company entered into an underwriting agreement in June 2006 for the public offering of 1,150,000 shares of common stock at $18.50 per share. Proceeds of the offering, which closed in early July, were $19.9 million, net of the underwriter’s discount.

The Banks’ lending activities are oriented to the consumer/retail customer as well as to the small-to-medium sized businesses located in Bladen, Harnett, Hoke, Cumberland, Johnston, Robeson, Sampson, and Wayne counties. The Banks offer the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Banks include small business and personal checking, savings accounts and certificates of deposit. The Banks concentrate on customer relationships in building their customer deposit base and compete aggressively in the area of transaction accounts.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

YEARS ENDED DECEMBER 31, 2006 AND 2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share and per share data)
2006
Interest Income	$7,652	$8,227	$9,741	$10,190
Interest Expense	3,321	3,719	4,341	4,785

Net Interest Income	4,331	4,508	5,400	5,405
Provision for loan losses	408	192	519	1,659

Net interest income after provision for loan losses	3,923	4,316	4,881	3,746
Non interest income	553	678	865	1,182
Non interest expense	2,738	3,014	4,029	4,035

Income before taxes	1,738	1,980	1,717	893
Income taxes	669	709	626	354

Net income	$1,069	$1,271	$1,091	$539

Net income per share
Basic	$0.21	$0.25	$0.17	$0.08
Diluted	0.20	0.23	0.16	0.08
Average shares outstanding
Basic	5,100,461	5,109,553	6,413,652	6,492,748
Diluted	5,480,726	5,459,821	6,739,230	6,799,966

2005
Interest Income	$5,129	$5,875	$6,520	$7,155
Interest Expense	1,901	2,419	2,740	3,028

Net Interest Income	3,228	3,456	3,780	4,127
Provision for loan losses	500	433	770	469

Net interest income after provision for loan losses	2,728	3,023	3,010	3,658
Non interest income	556	610	579	751
Non interest expense	2,062	2,141	2,368	2,558

Income before taxes	1,222	1,492	1,221	1,851
Income taxes	415	500	409	841

Net income	$807	$992	$812	$1,010

Net income per share
Basic	$0.16	$0.19	$0.16	$0.20
Diluted	0.15	0.18	0.15	0.18
Average shares outstanding
Basic	5,060,659	5,062,922	5,069,084	5,081,363
Diluted	5,366,059	5,376,824	5,459,326	5,507,994

The quarterly financial data may not aggregate to annual amounts due to rounding.

FINANCIAL CONDITION

DECEMBER 31, 2006 AND 2005

Overview

Total assets at December 31, 2006 were nearly $553.0 million, which represents an increase of $116.6 million or 26.7% from December 31, 2005. During 2006, the Company completed an acquisition of Progressive State Bank (“Progressive”), which added approximately $73.8 million in total assets, including intangible assets. Earning assets at December 31, 2006 totaled $515.6 million and consisted of $429.5 million in gross loans (which includes $1.6 million in loans held for sale), $63.9 million in investment securities, $20.7 million in overnight investments and interest-bearing deposits in other banks and $1.5 million in non-marketable equity securities. Total deposits and shareholders’ equity at December 31, 2006 were $464.1 million and $57.4 million, respectively.

Investment Securities

Investment securities increased to $63.9 million from $41.6 million at December 31, 2005. The Company’s investment portfolio at December 31, 2006, which consisted of U.S. government agency securities, mortgage-backed securities and bank-qualified municipal securities, aggregated $63.9 million with a weighted average yield of 4.83%. The Company also holds an investment of $1.4 million in the form of Federal Home Loan Bank Stock with a dividend yield of 5.90%. The investment portfolio increased $22.3 million in 2006, the result of purchases of $10.2 million in securities from Progressive, $27.3 million in other purchases, $15.7 million of maturities and prepayments and an increase of $500,000 in the market value of securities held available for sale and net accretion of investment discounts. There were no sales of investment securities during 2006.

The following table summarizes the securities portfolio by major classification:

Securities Portfolio Composition

($ in thousands)

	Amortized Cost	Fair Value	Weighted Average Yield
U. S. government agency securities
Due within one year	$15,754	$15,679	4.23%
Due after one but within five years	19,996	20,006	4.89%

	35,750	35,685	4.60%

Mortgage-backed securities
Due within one year	139	138	3.97%
Due after one but within five years	4,217	4,236	6.17%
Due after five but within ten years	5,880	5,773	4.55%
Due after ten years	11,569	11,654	5.59%

	21,805	21,801	5.42%

State and local governments
Due within one year	487	487	3.75%
Due after one but within five years	704	715	3.81%
Due after five but within ten years	1,135	1,155	3.91%
Due after ten years	4,062	4,071	4.35%

	6,388	6,428	4.17%

Total securities available for sale
Due within one year	16,380	16,304	4.21%
Due after one but within five years	24,917	24,957	5.08%
Due after five but within ten years	7,015	6,928	4.44%
Due after ten years	15,631	15,725	5.27%

	$63,943	$63,914	4.83%

Loans Receivable

Loans receivable increased by $102.6 million to $429.5 million as of December 31, 2006. This increase includes $33.7 million loans added in the Progressive merger. The remaining growth was due to the continued maturation of our existing markets and a successful home equity line campaign that took place in the second half of 2006. The loan portfolio at December 31, 2006 was comprised of $309.8 million in real estate loans, $88.6 million in commercial and industrial loans, and $30.8 million in loans to individuals. Also included in loans outstanding are $298,000 in deferred loan fees. As of year end, there was $1.6 million of loans held for sale. These loans are guaranteed by the Small Business Administration (“SBA”) and sold in the secondary market.

The following table describes our loan portfolio composition by category:

	At December 31,
	2006		2005		2004		2003		2002
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(dollars in thousands)
Real estate loans:
One-to-four family residential	$59,867	13.95%	$47,531	14.54%	$39,417	15.00%	$24,805	16.33%	$18,219	18.22%
Commerical	113,790	26.49%	94,051	28.78%	70,307	26.76%	32,782	21.58%	21,079	21.08%
Multi-family residential	13,399	3.12%	15,653	4.79%	13,616	5.18%	5,446	3.58%	2,907	2.91%
Construction	79,607	18.53%	63,000	19.27%	43,150	16.43%	19,403	12.77%	12,666	12.66%
Home equity lines of credit	42,130	9.81%	14,554	4.45%	12,317	4.69%	5,161	3.40%	3,815	3.81%
Real estate loans held for sale	990	0.23%	4,251	1.30%	—	0.00%	2,107	1.39%	630	0.63%

Total real estate loans	309,783	72.13%	239,040	73.13%	178,807	68.06%	89,704	59.05%	59,316	59.31%

Other loans:
Commercial and industrial	88,626	20.63%	66,062	20.21%	66,071	25.14%	50,260	33.08%	31,281	31.28%
Loans to individuals	30,827	7.18%	21,104	6.46%	18,188	6.92%	11,189	7.36%	8,836	8.84%
Other loans held for sale	562	0.13%	931	0.28%	—	0.00%	937	0.62%	685	0.68%

Total other loans	120,015	27.94%	88,097	26.95%	84,259	32.06%	62,386	41.06%	40,802	40.80%

Less:
Deferred loan origination fees, net	(298)	-0.07%	(285)	-0.08%	(316)	-0.12%	(160)	-0.11%	(110)	-0.11%

Total loans	429,500	100.00%	326,852	100.00%	262,750	100.00%	151,930	100.00%	100,008	100.00%

Allowance for loan losses	(7,496)		(5,298)		(3,598)		(2,355)		(1,546)

Total loans, net	$422,004		$321,554		$259,152		$149,575		$98,462

The following table presents as of December 31, 2006 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates that mature within one year, after one year but within five years, and after five years:

	At December 31, 2006
	Due within one year	Due after one year but within five years	Due after five years	Total
	(dollars in thousands)
Fixed rate loans:
One-to-four family residential	$8,916	$28,462	$2,607	$39,985
Commercial real estate	7,438	36,703	7,580	51,721
Multi-family residential	581	2,573	510	3,664
Construction	4,617	7,003	1,845	13,465
Commercial and industrial	10,686	27,042	1,516	39,244
Loans to individuals	6,188	16,043	413	22,644

Total at fixed rates	38,426	117,826	14,471	170,723

Variable rate loans:
One-to-four family residential	10,152	8,914	821	19,887
Commercial real estate	14,206	44,760	3,305	62,271
Multi-family residential	688	9,072	—	9,760
Construction	53,089	12,193	515	65,797
Home equity lines of credit	3	—	42,127	42,130
Commercial and industrial	25,000	17,042	6,363	48,405
Loans to individuals	3,112	2,387	2,669	8,168

Total at variable rates	106,250	94,368	55,800	256,418

Subtotal	144,676	212,194	70,271	427,141

Nonaccrual loans	896	1,001	760	2,657

Gross loans	$145,572	$213,195	$71,031	$429,798

Deferred loan origination (fees) costs, net				(298)

Total loans				429,500

At December 31, 2006, the Company had nearly $4.8 million in loans that were 30 days or more past due. This represented 1.12% of gross loans outstanding on that date. This is an increase from December 31, 2005 when there was $2.9 million in loans that were past due 30 days or more, or 0.90% of gross loans outstanding. Non-accrual loans increased $823,000 from December 31, 2005 to $2.7 million at December 31, 2006. The increase in non-accrual loans is attributed to a few large commercial credits being changed to non-accrual status in 2006.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus loans past due 90 days or more and still accruing interest), and total non-performing assets.

	As of December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Non-accrual loans	$2,657	$823	$190	$116	$263
Restructured loans	562	—	—	—	—

Total non-performing loans	$3,219	$823	$190	$116	$263

Real estate owned	164	443	135	218	—
Repossessed assets	—	5	—	—	—

Total non-performing assets	$3,383	$1,271	$325	$334	$263

Accruing loans past due 90 days or more	$1,197	$189	$—	$29	$124
Allowance for loan losses	$7,496	$5,298	$3,598	$2,355	$1,546

Non-performing loans to period end loans	0.75%	0.26%	0.07%	0.08%	0.27%
Non-performing loans and loans past due 90 days or more to period end loans	1.03%	0.31%	0.07%	0.10%	0.39%
Allowance for loans losses to period end loans	1.75%	1.65%	1.37%	1.58%	1.57%
Allowance for loan losses to non-performing loans	233%	644%	1894%	2030%	588%
Allowance for loan losses to non-performing assets	222%	417%	1107%	705%	588%
Allowance for loan losses to non-performing assets and loans past due 90 days or more	164%	363%	1107%	649%	399%
Non-performing assets to total assets	0.61%	0.29%	0.10%	0.17%	0.21%
Non-performing assets and loans past due 90 days or more to total assets	0.83%	0.33%	0.10%	0.19%	0.31%

In addition to the nonperforming assets summarized above, the Company had $7.4 million in loans that were considered to be impaired for reasons other than their past due status. In total, there were $11.8 million of loans that were considered to be impaired at December 31, 2006, an increase of $7.8 million over the $3.9 million at December 31, 2005. The increase in the level of impaired loans during 2006 results primarily from nine loan relationships which represented $7.3 million or 62% of the total impaired loans of $11.8 million at December 31, 2006. Each of these relationships has been evaluated by management in accordance with SFAS 114 and impairment of $1.9 million has been included in the allowance for loan losses as of December 31, 2006.

The allowance for loan losses increased 10 basis points to 1.75% of gross loans, excluding loans held for sale, at December 31, 2006 from 1.65% at December 31, 2005. The increase in the allowance results primarily from the increase in the level of allowance required the aforementioned impaired loans. The allowance for loan losses allocable to impaired loans increased from $514,000 at December 31, 2005 to $3.2 million at December 31, 2006. The remainder of the increase in the allowance resulted primarily from the growth in the loan portfolio during 2006. The increases in the allowance for loan losses resulting from the recorded provision and from the allowance acquired from Progressive State Bank were partially offset by the $985,000 in net charge-offs, of which $869,000 is related to one large commercial credit.

Management believes the allowance for loan losses as of December 31, 2006 is adequate to absorb the probable losses inherent within the Company’s loan portfolio.

	At December 31,
	2006	% of	2005	% of	2004	% of	2003	% of	2002	% of
	(dollars in thousands)
	Total Loans		Total Loans		Total Loans		Total Loans		Total Loans
One-to-four family residential	$133	13.95%	$209	14.54%	$99	15.00%	$185	16.33%	$137	18.22%
Commercial real estate	2,078	26.49%	1,786	28.78%	816	26.76%	478	21.58%	309	21.08%
Multi- family residential	241	3.12%	196	4.79%	170	5.18%	95	3.58%	51	2.91%
Construction	1,593	18.53%	1,235	19.27%	867	16.43%	340	12.77%	222	12.66%
Home equity lines of credit	169	9.81%	35	4.45%	28	4.69%	39	3.40%	29	3.81%
Commercial and industrial	2,022	20.63%	893	20.21%	826	25.14%	880	33.08%	547	31.28%
Loans to individuals	1,254	7.18%	789	6.46%	622	6.92%	280	7.36%	221	8.84%
Loans held for sale & unearned income	—	0.29%	—	1.50%	—	-0.12%	—	1.90%	—	1.20%

		100.00%		100.00%		100.00%		100.00%		100.00%
Total allocated	7,490		5,143		3,428		2,297		1,516

Unallocated	6		155		170		58		30

Total	$7,496		$5,298		$3,598		$2,355		$1,546

The following table presents information regarding changes in the allowance for loan losses for the years indicated:

	Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Allowance for loan losses at beginning of year	$5,298	$3,598	$2,355	$1,546	$984
Provision for loan losses	2,779	2,172	1,684	1,042	872

	8,077	5,770	4,039	2,588	1,856

Loans charged off:
One-to-four family residential	(92)	(235)	(56)	—	—
Multi-family residential and commercial	(29)	(61)	—	—	—
Construction	—	—	—	—	—
Home equity lines of credit	—	—	(25)	—	—
Commercial and industrial	(835)	(24)	(312)	(97)	(280)
Loans to individuals	(181)	(208)	(85)	(136)	(30)

Total charge-offs	(1,137)	(528)	(478)	(233)	(310)

Recoveries of loans previously charged off:
One-to-four family residential	28	1	3	—	—
Multi-family residential and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial and industrial	58	38	20	—	—
Loans to individuals	66	17	14	—	—

Total recoveries	152	56	37	—	—

Net charge-offs	(985)	(472)	(441)	(233)	(310)

Allowance acquired from Progressive State Bank	404	—	—	—	—

Allowance for loan losses at end of year	$7,496	$5,298	$3,598	$2,355	$1,546

Ratios:
Net charge-offs as a percent of average loans	0.27%	0.16%	0.20%	0.19%	0.38%
Allowance for loan losses as a percent of loans at end of year	1.75%	1.65%	1.37%	1.58%	1.57%

Other Assets

At December 31, 2006, non-earning assets were $38.2 million, which reflects a large increase from the $19.9 million as of December 31, 2005. This increase reflects a number of items that were recorded as part of the accounting for the purchase of Progressive State Bank, including $8.7 million in goodwill and $1.3 million in core deposit intangible. Goodwill will not be amortized but will be tested for impairment in accordance with SFAS No. 142. The Company estimates that the core deposit intangible of $1.3 million will be amortized on a straight line basis over nine years. The core deposit intangible represents 2.83% of Progressive’s core deposits as of July 13, 2006. Premises and equipment increased by $3.8 million since the end of 2005 to $9.9 million as of December 31, 2006. Of this increase, $2.7 million came from the Progressive merger. The Company also purchased land in Lillington to locate a permanent office to be built in 2007. This lot cost $750,000. Non-earning assets as of December 31, 2006 also included $12.1 million in cash and due from banks, accrued interest receivable of $3.2 million, and other assets of $2.8 million.

The Company also has an investment in bank owned life insurance of $6.7 million, which increased $2.4 million from December 31, 2005 due to an additional purchase of $600,000 earlier in 2006, an increase of $1.7 million from the Progressive merger and an increase of $211,000 in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

Deposits

Total deposits at December 31, 2006 were $464.1 million and consisted of $70.2 million in non-interest-bearing demand deposits, $49.9 million in money market and NOW accounts, $45.6 million in savings accounts, and $298.4 million in time deposits. Total deposits grew by $97.1 million from $367.0 million as of December 31, 2005. Of this increase, $55.8 million came from the Progressive merger. Non-interest-bearing demand deposits increased by $16.9 million from $53.3 million as of December 31, 2005. The merger with Progressive added approximately $12.0 million in non-interest-bearing demand deposits. At December 31, 2005, the Company was holding escrow deposits for three unaffiliated proposed banks. During the first six months of 2006, all of these banks opened and withdrew their deposits. Net deposits withdrawn from money market and NOW accounts by these banks during this period were $19.5 million. Money market and NOW accounts further decreased during 2006 due to a shift from these accounts to a premium savings account product that was introduced in early 2006, but the merger added $1.5 million, partially offsetting the decline. Savings accounts grew by $35.3 million due to the new premium savings account product and the addition of $5.8 million in savings from Progressive. Time deposits grew by $64.3 million during 2006, including approximately $27.0 million from the merger. Brokered deposits totaled $4.5 million or less than 1% of year end deposits. The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Period Ended December 31,
	2006		2005		2004		2003		2002
	(dollars in thousands)
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Savings, NOW and money market deposits	$87,264	2.56%	$56,378	1.54%	$55,888	1.14%	$31,064	1.42%	$21,955	2.00%
Time deposits > $100,000	107,855	4.31%	73,238	4.12%	39,917	3.20%	28,376	3.33%	18,484	4.28%
Other time deposits	154,864	4.89%	143,547	3.50%	104,040	2.83%	53,958	3.17%	37,909	3.93%

Total interest-bearing deposits	349,983	4.13%	273,163	3.26%	199,845	2.40%	113,398	2.73%	78,348	3.47%

Noninterest-bearing deposits	62,094	—	44,485	—	31,665	—	18,455	—	13,111	—

Total deposits	$412,077	3.51%	$317,648	2.80%	$231,510	2.07%	$131,853	2.35%	$91,459	2.98%

Short Term and Long Term Debt

As of December 31 2006, the Company had $16.4 million in short-term debt and $12.4 million in long-term debt. Short term debt includes repurchase agreements of $8.4 million and $8.0 million in advances outstanding on a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta. These advances are due as follows: $2.5 million in June 2007, $3.5 million in July 2007, and $2.0 million in August 2007. The FHLB advances are collateralized by a lien on 1-4 family first mortgage loans. Long-term debt consists of $12.4 million of junior subordinated debentures issued in September 2004.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2006 was $57.4 million, an increase of $24.4 million from $33.0 million as of December 31, 2005. The majority of this increase was due to the sale of 1.15 million shares of common stock at $18.50 per share in a fully underwritten public offering. This offering, which closed in July 2006, was intended to fund the acquisition of Progressive and to provide additional capital for other general corporate purposes. Proceeds of the offering were $19.9 million, net of the underwriter’s discount and offering expenses. Other changes in shareholders’ equity include $3.97 million in net income, an increase of $166,000 from other issuances of common stock, an increase of $166,000 from stock based compensation, and $258,000 in other comprehensive income.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Overview

During 2006, New Century Bancorp generated net income of $3.97 million compared to net income of $3.6 million for 2005, an increase of 10%. Basic earnings per share and diluted earnings per share for the year ended December 31, 2006 were $.69 and $.65, respectively, compared with basic earnings per share of $.72 and diluted earnings per share of $.66 for 2005. The increase in net income is due to higher net interest income and higher non-interest income partially offset by a higher provision for loan losses and higher non-interest expenses. A portion of the increase in net income is due to the additional income from the acquisition of Progressive State Bank which was partially offset by $329,000 in one-time systems conversion expenses that were related to the merger but which could not be capitalized as goodwill under the purchase accounting rules.

Net Interest Income

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by the average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by the levels on non-interest bearing liabilities and capital.

Net interest income increased by $5.1 million to $19.6 million for the year ended December 31, 2006. The Company’s total interest income benefited from continued growth in interest earning assets and the level of interest rates throughout 2006. Average total interest-earnings assets were $459.0 million in 2006 compared with $362.7 million in 2005. Also, the yield on those assets increased by 100 basis points from 6.80% in 2005 to 7.80% in 2006. Meanwhile, average interest-bearing liabilities increased by $77.6 million from $303.9 million for the year ended December 31, 2005 to $381.5 million for the year ended December 31, 2006. Cost of funds increased by 92 basis points to 4.24% from 3.32% in 2005. In 2006, the Company’s net interest margin was 4.28% and net interest spread was 3.57%. In 2005, net interest margin was 4.02% and net interest spread was 3.48%.

Provision for Loan Losses

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan losses, current delinquency and impairment levels, adverse situations that may affect a borrower’s ability to repay, estimated value of underlying collateral, prevailing economic conditions and other relevant factors.

The Company recorded a $2.8 million provision for loan losses in 2006, an increase of $607,000 from the $2.2 million provision that was recorded in 2005. In 2006, the level of provision resulted from an increase in impaired assets of $7.8 million and loan growth of $106.3 million. A portion of the loan growth came from the Company’s acquisition of Progressive State Bank. These increases were partially offset by net charge-offs of $985,000, including $869,000 in charge-offs on one large commercial relationship. In 2005, the provision for loan losses was made principally in response to loan growth, as loans grew by $110.8 million, and an increase in the level of impaired assets.

Non-Interest Income

Non-interest income for the year ended December 31, 2006 was $3.3 million, an increase of $782,000 over the year ended December 31, 2005. Aided by the additional deposits acquired in the Progressive merger in July 2006, deposit service charges increased by $378,000 to $1.4 million in 2006. In addition to this additional income, there were increases in fees from pre-sold mortgages of $25,000, and other non-interest income of $402,000. Included in other non-interest income is income from bank-owned life insurance, which increased by $130,000 from 2005 to $211,000 in 2006 due to additional investments that were purchased by the Company at the end of 2005 and in 2006. These increases were partially offset by a decline in the commissions from the sale of loans guaranteed by the Small Business Administration.

Non-Interest Expenses

Non-interest expenses increased by $4.7 million to $13.8 million for the year ended December 31, 2006 from $9.1 million for the same period in 2005. Like non-interest income, there was a general increase in all categories of non-interest expenses due to the additional offices acquired in the Progressive merger. Salaries and benefits increased to $8.2 million in 2006 from $5.5 million in 2005 due mostly to the increase in personnel from 92 full-time equivalents at December 31, 2005 to 156 at the end of 2006. This increase in staff is due not only to the merger, but also to the opening of two new branch locations in 2006 and additional operations personnel. In addition, there was an increase of $183,000 in 401k expense due to a Board approved increase in the employer match of employee contributions and $166,000 in stock compensation expense related to the vesting of stock options in 2006. The stock option expense was recorded in accordance with the provisions of SFAS No. 123R, which was adopted on January 1, 2006 using the modified prospective method. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB Opinion No. 25 and, as a result, had not recognized compensation expense for options granted with exercise prices equal to the fair market value of the Company’s stock on the date of grant. Occupancy and equipment expenses increased by $500,000 to $1.2 million in 2006 due to the opening of the new branch location, addition of the Progressive branches and a full year of expenses related to expansion of operations facilities in August 2005. Data processing and other outsourced services expense increased from $794,000 for the year ended December 31, 2005 to $1.2 million for the year ended December 31, 2006 due to in part to $193,000 in merger-related systems conversion costs. The following highlight other changes in non-interest expenses, which grew from $2.1 million in 2005 to $3.2 million in 2006:

•	Postage, printing and office supplies increased from $277,000 in 2005 to $459,000 in 2006 due to the addition of new office and the operations center, as well as the general growth of the Company.

•	Advertising and promotions expenses increased from $274,000 to $356,000 due to the new offices and a home equity campaign in 2006.

•	As part of the home equity campaign, the Company paid $227,000 in closing costs in 2006, compared to $54,000 paid in 2005.

•	During 2006, the Company recorded approximately $71,000 in amortization of the core deposit intangible asset acquired in the Progressive merger.

Provision for Income Taxes

The Company’s effective tax rate was 37.3% in 2006 and 37.4% in 2005.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Overview

During 2005, New Century Bancorp generated net income of $3.6 million compared with net income of $2.1 million for the year ended December 31, 2004. Net income per share in 2005 was $.72 basic and $.66 diluted compared with net income per share of $.42 basic and $.40 diluted in 2004. This increase is primarily due to the growth in interest-earning assets during 2005 and the resulting increase in net interest income, and also to the strong growth in non-interest income. These increases were partially offset by increases in the provision for loan losses and non-interest expense.

Net Interest Income

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

Provision for Loan Losses

The Company recorded a provision of approximately $2.2 million for loan losses in 2005, representing an increase of $488,000 over the $1.7 million provision made in 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2005 and 2004, the provision for loan losses was made principally in response to growth in loans, as total loans outstanding increased by $64.1 million in 2005 and by $110.8 million in 2004. In addition, net loan charge-offs increased to $472,000 in 2005 as compared to $441,000 in 2004. At December 31, the allowance for loan losses was $5.3 million for 2005 and $3.6 million for 2004, representing 1.62% and

1.37%, respectively, of loans outstanding. This increase in the percentage of the allowance for loan losses is in response to the maturation and seasoning of the Company’s loan portfolio and lending processes. There were $823,000 and $190,000 of non-accrual loans at December 31, 2005 and 2004, respectively.

Non-Interest Income

Non-interest income for the year ended December 31, 2005 was $2.5 million, an increase of $804,000 over the year ended December 31, 2004. This increase is primarily due to an increase in deposit service fees and charges of $146,000 and an increase of $271,000 in mortgage program commissions. Additionally, there was an increase of $328,000 in commissions from the sales of SBA loans, which is a program that the Company began participating in during the fourth quarter of 2004. The growth in service fees and charges is directly related to the growth in transaction accounts during 2005 and to the growth in an overdraft protection product tied to qualifying demand deposit accounts.

Non-Interest Expenses

Non-interest expense increased by $2.1 million to $9.1 million for the year ended December 31, 2005, from $7.0 million for the year ended December 31, 2004. Salaries and employee benefits increased to $5.5 million from $4.1 million in 2004 due to the increase of Company personnel from 72 to 92 full time equivalent employees. The expansion into a new operations center in downtown Dunn, a new bank building in Goldsboro and another office in Clinton has resulted in an increase of $177,000 in occupancy and equipment expenses to a total of $717,000 for the year ended December 31, 2005. Data processing and other outsourced services expense grew from $574,000 in 2005 to $794,000 due to increased volume of loans and deposits. Other non-interest expense increased to $2.1 million in 2005 compared with $1.8 million for the year ended December 31, 2004. The following are included in other non-interest expenses:

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

Provision for Income Taxes

The Company’s effective tax rate was 37.4% in 2005 and 35.9% in 2004.

NET INTEREST INCOME

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

	For the Years Ended December 31,
	2006			2005			2004
	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans, net of allowance	$363,201	$31,291	8.62%	$297,045	$22,406	7.54%	$219,257	$14,422	6.58%
Investment securities	54,003	2,475	4.58%	33,006	1,236	3.74%	17,360	591	3.40%
Other interest-earning assets	41,770	2,046	4.90%	32,618	1,037	3.18%	24,600	395	1.61%

Total interest-earning assets	458,974	35,812	7.80%	362,669	24,679	6.80%	261,217	15,408	5.89%

Other assets	32,875			18,825			16,215

Total assets	$491,849			$381,494			$277,432

INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$87,264	2,235	2.56%	$56,378	869	1.54%	$55,888	635	1.14%
Time deposits over $100,000	107,855	4,653	4.31%	73,238	3,016	4.12%	39,917	1,279	3.20%
Other time deposits	154,864	7,566	4.89%	143,547	5,021	3.5%	104,040	2,870	2.76%
Borrowings	31,531	1,713	5.43%	30,726	1,183	3.85%	14,264	403	2.73%

Total interest-bearing liabilities	381,514	16,167	4.24%	303,889	10,089	3.32%	214,109	5,187	2.41%

Non-interest-bearing deposits	62,094			44,485			31,665
Other liabilities	2,627			1,537			1,175
Shareholders' equity	45,614			31,583			30,483

Total liabilities and shareholders' equity	$491,849			$381,494			$277,432

Net interest income/interest rate spread		$19,645	3.57%		$14,590	3.48%		$10,221	3.48%

Net interest margin			4.28%			4.02%			3.91%

Ratio of interest-earning assets to interest-bearing liabilities	120.30%			119.34%			122.00%

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

	Year Ended			Year Ended			Year Ended
	December 31, 2006 vs. 2005			December 31, 2005 vs. 2004			December 31, 2004 vs. 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$5,345	$3,540	$8,885	$5,492	$2,492	$7,984	$6,860	$(1,066)	$5,794
Investment securities	874	365	1,239	551	58	645	126	(99)	27
Other interest-earning assets	370	639	1,009	196	482	642	106	121	227

Total interest income	6,589	4,544	11,133	6,239	3,032	9,271	7,092	(1,044)	6,048

Interest expense:
Deposits:
Savings, NOW and money market	634	732	1,366	7	227	234	317	(122)	195
Time deposits over $100,000	1,459	178	1,637	1,220	517	1,737	377	(44)	333
Other time deposits	474	2,071	2,545	1,236	915	2,151	1,486	(329)	1,157
Borrowings	37	493	530	549	231	780	225	60	285

Total interest expense	2,604	3,474	6,078	3,012	1,890	4,902	2,405	(435)	1,970

Net interest income increase (decrease)	$3,983	$1,072	$5,055	$3,227	$1,142	$4,369	$4,687	$(609)	$4,078

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 17.5% and 22.4% of total assets at December 31, 2006 and 2005.

The Company has been a net seller of federal funds, maintaining liquidity sufficient to fund new loan demand. When the need arises, the Company has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $31.1 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company may obtain advances of up to 30% of our assets, subject to our available collateral. A floating lien of $15.4 million on qualifying loans is pledged to FHLB to secure borrowings. As another source of short-term borrowings, the Company also utilizes securities sold under agreements to repurchase. At December 31, 2006, borrowings consisted of securities sold under agreements to repurchase of $8.4 million and FHLB advances totaling $8.0 million.

Total deposits were $464.1 million and $367.0 million at December 31, 2006 and 2005, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 64.3% and 63.8% of total deposits at December 31, 2006 and 2005, respectively. Time deposits of $100,000 or more represented 27.3% and 25.9%, respectively, of the total deposits at December 31, 2006 and 2005. At December 31, 2006, the Company had $4.5 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While the competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Company’s current cash flow needs.

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity (including trust preferred securities), and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines that require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 10.39% at December 31, 2006. As the following table indicates, at December 31, 2006, the Company and its two bank subsidiaries exceeded regulatory capital requirements.

	At December 31, 2006
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
New Century Bancorp, Inc.

Total risk-based capital ratio	14.63%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.38%	4.00%	6.00%
Leverage ratio	10.96%	4.00%	5.00%

New Century Bank

Total risk-based capital ratio	14.25%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.99%	4.00%	6.00%
Leverage ratio	10.74%	4.00%	5.00%

New Century Bank South

Total risk-based capital ratio	11.65%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.64%	4.00%	6.00%
Leverage ratio	9.10%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds provided additional capital for the current and future expansion of the Company. Under the current applicable regulatory guidelines, all of the debentures qualify as Tier 1 capital. Management expects that the Company and both Banks will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

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

The analysis of an institution’s interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2006
	1 Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans:
Adjustable rate	$257,130	$—	$—	$—	$257,130
Fixed rate	38,791	63,641	55,029	14,909	172,370
Securities available for sale	17,304	19,832	5,022	21,756	63,914
Interest-earning deposits in other banks	1,605	—	—	—	1,605
Federal funds sold	19,112	—	—	—	19,112
Stock in FHLB of Atlanta	—	—	—	1,427	1,427
Stock in The Bankers Bank	—	—	—	51	51

Total interest-earning assets	$333,942	$83,473	$60,051	$38,143	$515,609

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$95,514	$—	$—	$—	$95,514
Time	115,975	51,244	1,872	53	169,144
Time over $100,000	88,333	38,701	2,239	—	129,273
Short term debt	16,441	—	—	—	16,441
Long term debt	12,372	—	—	—	12,372

Total interest-bearing liabilities	$328,635	$89,945	$4,111	$53	$422,744

Interest sensitivity gap per period	$5,307	$(6,472)	$55,940	$38,090	$92,865

Cumulative interest sensitivity gap	$5,307	$(1,165)	$54,775	$92,865	$92,865

Cumulative gap as a percentage of total interest-earning assets	1.03%	(.23)%	10.62%	18.01%	18.01%

Cumulative interest-earning assets as a percentage of interest-bearing liabilities	101.61%	99.72%	112.96%	121.97%	121.97%

Loans maturing or repricing after December 31, 2006 are comprised of $133.6 million of fixed rate loans.

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

ASSET QUALITY AND THE ALLOWANCE FOR LOAN LOSSES

The Financial Statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when there are serious doubts about the collectibility of principal or interest. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company’s impaired loans totaled $10.5 million at December 31, 2006 and were comprised of $3.2 million in non-accrual and restructured loans, $1.2 million in loans that were 90 days or more past due and still accruing and $6.1 million in other loans that management has classified as impaired for other reasons.

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

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note N to the accompanying financial statements. During 2004 the Company formed an unconsolidated subsidiary trust to which the Company has issued $12.4 million of junior subordinated debentures (see Note J to the consolidated financial statements). Otherwise, as part of its ongoing business, the Company has not participated in, nor does it anticipate participating in, transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following tables set forth additional information regarding the composition of our contractual obligations and commitments.

Contractual Obligations and Commitments

($ in thousands)

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2006

	Payments Due by Period
Contractual Obligations	Total	On Demand or Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Short tem debt	$16,441	$16,441	$—	$—	$—
Long term debt	12,372	—	—	—	12,372
Lease obligations	1,491	188	440	130	733
Deposits	464,117	370,008	94,015	41	53

Total contractual cash obligations	$494,421	$386,637	$94,455	$171	$13,158

The following table reflects other commitments outstanding as of December 31, 2006.

	Amount of Commitment Expiration Per Period
Contractual Obligations	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Undisbursed portion of ready reserve lines	$2,877	$—	$—	$—	$2,877
Undisbursed portion of home equity lines	46,857	—	—	—	46,857
Other commitments and credit lines	36,890	30,589	627	1,879	3,795
Undisbursed portion of constructions loans	35,377	28,468	1,158	5,661	90
Letters of credit	3,025	3,025	—	—	—

Total commercial commitments	$125,026	$62,082	$1,785	$7,540	$53,619

FORWARD-LOOKING INFORMATION

Statements contained in this annual report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the U.S. Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principals, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in the diminished current market values and/or reduced potential net interest income in future periods. The Company’s market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of the Company’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account, nor is it subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Banks’ asset/liability management functions. The following table presents information about the contractual maturities, average interest rates and estimated fair values of the Company's financial instruments that are considered market risk sensitive.

Expected Maturities of Market Sensitive Instruments Held at December 31, 2006

($ in thousands)

	2007	2008	2009	2010	2011	Beyond 5 Years	Total	Average Interest Rate	Estimated Fair Value
Financial Assets
Interest-earning deposits in other banks	$1,605	$—	$—	$—	$—	$—	$1,605	5.15%	$1,605
Federal funds sold	19,112	—	—	—	—	—	19,112	5.16%	19,112
Investment securities	16,304	15,708	4,227	2,800	2,222	22,653	63,914	4.83%	63,914
Loans
Fixed rate	38,791	24,911	38,730	22,235	32,795	14,909	172,371	8.41%	165,636
Variable rate	152,395	25,550	29,388	20,068	19,284	10,444	257,129	8.81%	257,129
Total loans	191,186	50,461	68,118	42,303	52,079	25,353	429,500	8.65%	422,765

Financial Liabilities
Deposits	$370,008	$80,684	$9,261	$4,070	$41	$53	$464,117	3.74%	$464,302
Short term debt	16,441	—	—	—	—	—	16,441	4.90%	16,408
Long term debt	—	—	—	—	—	12,372	12,372	7.52%	12,372

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

New Century Bancorp, Inc.

Dunn, North Carolina

We have audited the accompanying consolidated balance sheets of New Century Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Bancorp, Inc. and subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC
Raleigh, North Carolina
April 11, 2007

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
	(In thousands, except share and per share data)
ASSETS

Cash and due from banks	$12,108	$8,453
Interest-earning deposits in other banks	1,605	3,284
Federal funds sold	19,112	44,744
Investment securities available for sale, at fair value (Note C)	63,914	41,604

Loans (Note D)	429,500	326,852
Allowance for loan losses (Note D)	(7,496)	(5,298)

NET LOANS	422,004	321,554

Accrued interest receivable	3,220	2,072
Stock in Federal Home Loan Bank of Atlanta, at cost	1,427	1,094
Stock in The Bankers Bank	51	51
Foreclosed real estate	164	443
Premises and equipment (Note E)	9,855	6,018
Bank owned life insurance	6,672	4,186
Goodwill (Note F)	8,674	—
Core deposit intangible (Note F)	1,314	—
Other assets	2,845	2,864

TOTAL ASSETS	$552,965	$436,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$70,186	$53,315
Savings	45,570	10,253
Money market and NOW	49,944	69,280
Time (Note G)	298,417	234,155

TOTAL DEPOSITS	464,117	367,003
Short term debt (Notes H and I)	16,441	21,743
Long term debt (Note J)	12,372	12,372
Accrued interest payable	890	486
Accrued expenses and other liabilities	1,706	1,789

TOTAL LIABILITIES	495,526	403,393

Commitments (Note N)

Shareholder’s Equity (Note M)
Common stock, $1 par value, 10,000,000 shares authorized; 6,497,022 and 4,241,040 shares issued and outstanding at December 31, 2006 and 2005, respectively	6,497	4,241
Additional paid-in capital	39,177	21,196
Retained earnings	11,785	7,815
Accumulated other comprehensive loss	(20)	(278)

TOTAL SHAREHOLDERS’ EQUITY	57,439	32,974

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$552,965	$436,367

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$31,291	$22,406	$14,422
Investments	2,475	1,236	591
Federal funds sold and interest-earning deposits	2,046	1,037	395

TOTAL INTEREST INCOME	35,812	24,679	15,408

INTEREST EXPENSE
Money market, NOW and savings deposits	2,235	869	635
Time deposits	12,219	8,037	4,149
Short term debt	767	371	93
Long term debt	946	812	310

TOTAL INTEREST EXPENSE	16,167	10,089	5,187

NET INTEREST INCOME	19,645	14,590	10,221

PROVISION FOR LOAN LOSSES (Note D)	2,779	2,172	1,684

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,866	12,418	8,537

NON-INTEREST INCOME
Service fees and charges	1,380	1,002	856
Fees from presold mortgages	704	679	408
Commissions from SBA loans	416	439	100
Other	778	376	328

TOTAL NON-INTEREST INCOME	3,278	2,496	1,692

NON-INTEREST EXPENSE
Salaries and employee benefits (Note P)	8,180	5,480	4,050
Occupancy and equipment (Note E)	1,217	717	540
Data processing and other outsourced services (Note E)	1,223	794	574
Other (Note L)	3,196	2,138	1,798

TOTAL NON-INTEREST EXPENSE	13,816	9,129	6,962

INCOME BEFORE INCOME TAXES	6,328	5,785	3,267

INCOME TAXES (Note K)	2,358	2,164	1,173

NET INCOME	$3,970	$3,621	$2,094

NET INCOME PER COMMON SHARE
Basic	$.69	$.72	$.42

Diluted	$.65	$.66	$.40

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	5,784,671	5,061,791	5,032,478

Diluted	6,115,709	5,478,658	5,286,427

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands)
NET INCOME	$3,970	$3,621	$2,094

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on investment securities available for sale arising during the year	392	(516)	(139)
Tax effect	(134)	188	46

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	258	(328)	(93)

COMPREHENSIVE INCOME	$4,228	$3,293	$2,001

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

			Additional paid-in capital	Retained earnings	Accumulated other com- prehensive income (loss)	Total shareholders’ equity
	Common stock
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2003	2,541,655	$2,542	$22,481	$2,100	$143	$27,266
Net income	—	—	—	2,094	—	2,094
Other comprehensive loss	—	—	—	—	(93)	(93)
Stock options exercises	5,849	6	42	—	—	48
Shares issued to directors’ deferred compensation plan	10,294	10	119	—	—	129
Eleven-for-ten stock split	253,679	253	(253)	—	—	—

Balance at December 31, 2004	2,811,477	2,811	22,389	4,194	50	29,444
Net income	—	—	—	3,621	—	3,621
Other comprehensive loss	—	—	—	—	(328)	(328)
Stock option exercises	20,654	21	99	—	—	120
Shares issued for directors’ deferred compensation plan	2,505	2	53	—	—	55
Tax benefit from option exercises	—	—	62	—	—	62
Three-for-two stock split	1,406,404	1,407	(1,407)	—	—	—

Balance at December 31, 2005	4,241,040	4,241	21,196	7,815	(278)	32,974
Net income	—	—	—	3,970	—	3,970
Other comprehensive income	—	—	—	—	258	258
Sale of common stock	1,150,000	1,150	18,717	—	—	19,867
Shares issued to directors’ deferred compensation plan	1,496	2	26	—	—	28
Stock options exercises	23,090	23	115	—	—	138
Compensation expense recognized	—	—	166	—	—	166
Tax benefit from option exercises	—	—	38	—	—	38
Six-for-five stock split	1,081,396	1,081	(1,081)	—	—	—

Balance at December 31, 2006	6,497,022	$6,497	$39,177	$11,785	$(20)	$57,439

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,970	$3,621	$2,094
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	481	392	305
Loss (gain) on disposal of premises and equipment	(8)	11	—
Provision for loan losses	2,779	2,172	1,684
Deferred income taxes	(652)	(667)	(331)
Stock based compensation expense	166	—	—
Origination of loans held for sale	(10,960)	(16,927)	—
Proceeds from loans held for sale	14,590	11,745	3,044
Loss on sale of foreclosed real estate	15	14	—
Gain on sale of real estate held for sale	—	(39)	—
Increase in cash surrender value of BOLI	(211)	(81)	(86)
Amortization of core deposit intangible	71	—	—
Change in assets and liabilities:
Increase in accrued interest receivable	(870)	(719)	(562)
Increase (decrease) in other assets	97	(642)	(278)
Increase (decrease) in accrued expenses and other liabilities	(542)	695	718

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	8,926	(425)	6,588

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(27,266)	(25,534)	(15,640)
Maturities and prepayments of investment securities	15,733	8,264	3,201
Net increase in gross loans outstanding	(73,190)	(59,392)	(114,440)
Purchase of bank owned life insurance	(600)	(1,901)	—
Purchase of Federal Home Loan Bank stock	(216)	(306)	(338)
Purchase of The Bankers Bank stock	—	(2)	—
Purchase of real estate held for sale	—	(58)	(928)
Proceeds from real estate held for sale	—	1,025	—
Proceeds from sale of foreclosed real estate	468	41	206
Proceeds from the sale of premises and equipment	15	—	—
Purchases of premises and equipment	(1,788)	(1,589)	(1,763)
Purchase of Progressive State Bank	(1,864)	—	—
Investment in trust subsidiary	—	—	(372)

NET CASH USED BY INVESTING ACTIVITIES	(88,708)	(79,452)	(130,074)

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	41,357	96,773	118,259
Net increase (decrease) in repurchase obligations classified as short term debt	(802)	3,558	2,971
Proceeds from issuance of FHLB advances classified according to maturity	8,000	8,500	—
Repayments of FHLB advances classified according to maturity	(12,500)	(5,000)	—
Proceeds from issuances of junior subordinated debentures classified as long term debt	—	—	12,372
Tax benefit from employee stock option plans	38	62	—
Net proceeds from issuance of common stock in secondary offering	19,867	—	—
Proceeds from stock options exercises	138	120	48
Proceeds from shares issued to directors’ deferred plan	28	55	129

NET CASH PROVIDED BY FINANCING ACTIVITIES	56,126	104,068	133,779

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,656)	24,191	10,293

CASH AND CASH EQUIVALENTS, BEGINNING	56,481	32,290	21,997

CASH AND CASH EQUIVALENTS, ENDING	$32,825	$56,481	$32,290

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$15,763	$9,864	$5,069
Income tax paid	2,744	2,520	1,240
Net unrealized gain (loss) on investments available for sale, net of tax	258	(328)	(93)
Transfer from loans to foreclosed real estate	97	363	135

Progressive State Bank Merger:
Fair value of assets acquired	$73,797	$—	$—
Cash paid	17,177	—	—

Liabilities assumed	$56,620	$—	$—

See accompanying notes.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE A - ORGANIZATION AND OPERATIONS

New Century Bancorp, Inc. (“Company”) is a bank holding company whose principal business activity consists of ownership of New Century Bank and New Century Bank South (collectively referred to as the “Banks”). All significant intercompany transactions and balances have been eliminated in consolidation. In 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of the Company. New Century Statutory Trust I is not a consolidated subsidiary of the Company. The Company is subject to the rules and regulations of the Federal Reserve Bank and the North Carolina Commissioner of Banks.

New Century Bank was incorporated on May 15, 2000 and began banking operations on May 24, 2000. New Century Bank South began operations on January 2, 2004. The Banks are engaged in general commercial and retail banking in Bladen, Cumberland, Harnett, Hoke, Johnston, Robeson, Sampson, and Wayne counties and operate under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Banks undergo periodic examinations by those regulatory authorities. At the close of business on July 13, 2006, Progressive State Bank (“Progressive”) was acquired and was merged into New Century Bank South as discussed in Note F and for purposes of these consolidated financial statements, is considered to be part of New Century Bancorp since that time.

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

December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loans held for sale are held at the lower of cost or fair market value until sold.

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management’s internal review of the loan portfolio. Loans are considered impaired when it is probable that all amounts due will not be collected in accordance with the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if readily determinable. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

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

December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2006.

Stock in The Bankers Bank

The Company invests in stock of The Bankers Bank. This investment is carried at the lower of cost or fair value and was not impaired as of December 31, 2006.

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

Bank Owned Life Insurance

Bank Owned Life Insurance ("BOLI") is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefit proceeds received in excess of the policy's cash surrender value are recognized to income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At December 31, 2006, the Company held no policy loans against its BOLI cash surrender values or restrictions on the use of the proceeds.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased intangible assets that can be separately distinguished from goodwill. Goodwill impairment testing is performed annually, or more frequently if events and circumstances indicate possible impairment. Since the Company’s acquisition of Progressive in July 2006, there has been no indication of possible impairment of the $8.7 million in goodwill created as a result of the merger. Intangible assets with finite lives include core deposits and other intangibles. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s core deposit intangible is amortized using the straight-line method over nine years. Note F contains additional information regarding goodwill and other intangible assets.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) Stock-Based Compensation

At December 31, 2006, the Company had certain stock-based compensation plans, described more fully in Note P. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allowed an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within the operating section.

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

The following table presents pro forma disclosures of net income and earnings per share for the years ended December 31, 2005 and 2004 as if the fair value based method of accounting had been applied to options granted prior to January 1, 2006.

	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$3,621	$2,094
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	56	224

Pro forma	$3,565	$1,870

Basic net income per share:
As reported	$.72	$.42
Pro forma	.70	.37

Diluted net income per share:
As reported	$.66	$.40
Pro forma	.65	.35

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income. The Company reports as comprehensive income all changes in shareholders' equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company's only component of other comprehensive income is unrealized gains and losses on investment securities available for sale.

Segment Information

The Company follows the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which specifies guidelines for determining an entity’s operating segments and the type and level of financial information to be disclosed. Based on these guidelines, management has determined that the Banks’ operate as one business segment, the providing of general commercial and retail financial services to customers located in the Company’s market areas. The various products, as well as the methods used to distribute them, are those generally offered by community banks.

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

All references in these financial statements to net income per common share, weighted average common and common equivalent shares outstanding, outstanding stock options and option exercise prices have been adjusted to reflect three separate eleven-for-ten stock splits effected in the form of 10% stock dividends in June 2004, September 2003, and May 2002, a three-for-two stock split in July 2005, and a six-for-five stock split in December 2006.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2006	2005	2004
Weighted average number of common shares used in computing basic net income per share	5,784,671	5,061,791	5,032,478
Effect of dilutive stock options	331,038	416,867	253,949

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	6,115,709	5,478,658	5,286,427

As of December 31, 2006, the Company had no anti-dilutive stock options.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company does not expect FIN 48 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its consolidated financial statements.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

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

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements (SAB No. 108). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The provisions of SAB No. 108 are effective December 31, 2006. The Company currently believes that the SAB No. 108 will not have a material financial impact on its consolidated financial statements.

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

Reclassifications

Certain amounts in the 2004 and 2005 consolidated financial statements have been reclassified to conform to the presentation adopted for 2006. These reclassifications had no effect on net income or shareholders’ equity as previously reported.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$35,750	$76	$141	$35,685
Mortgage-backed securities	21,805	194	198	21,801
Municipal bonds	6,388	84	44	6,428

	$63,943	$354	$383	$63,914

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$29,594	$15	$273	$29,336
Mortgage-backed securities	9,429	10	243	9,196
Municipal bonds	3,003	69	—	3,072

	$42,026	$94	$516	$41,604

Securities with a carrying value of $21.8 million and $16.0 million at December 31, 2006 and 2005, respectively, were pledged to secure public monies on deposit as required by law and customer repurchase agreements.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2006 and 2005. For the 58 investment securities with unrealized losses at December 31, 2006, 24 agency securities and 19 mortgage backed securities had continuous unrealized losses for more than twelve months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to maturity, none of the securities are deemed to be other than temporarily impaired.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE C - INVESTMENT SECURITIES (Continued)

	2006
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
Agency securities	$3,970	$13	$15,486	$128	$19,456	$141
Mortgage-backed securities	1,738	9	6,970	189	8,708	198
Municipal bonds	1,871	44	—	—	1,871	44

Total temporarily impaired securities	$7,579	$66	$22,456	$317	$30,035	$383

	2005
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
Agency securities	$17,573	$141	$9,245	$132	$26,818	$273

Mortgage-backed securities	5,650	142	3,177	101	8,827	243

Total temporarily impaired securities	$23,223	$283	$12,422	$233	$35,645	$516

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE C - INVESTMENT SECURITIES (Continued)

The following table sets forth certain information regarding the amortized costs, carrying values, and contractual maturities of the Company’s investment portfolio at December 31, 2006.

	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government agency securities
Due within one year	$15,754	$15,679
Due after one but within five years	19,996	20,006

	35,750	35,685

Mortgage-backed securities
Due within one year	139	138
Due after one but within five years	4,217	4,236
Due after five but within ten years	5,880	5,773
Due after ten years	11,569	11,654

	21,805	21,801

Municipal bonds
Due within one year	487	487
Due after one but within five years	704	715
Due after five but within ten years	1,135	1,155
Due after ten years	4,062	4,071

	6,388	6,428

Total securities available for sale
Due within one year	16,380	16,304
Due after one but within five years	24,917	24,957
Due after five but within ten years	7,015	6,928
Due after ten years	15,631	15,725

	$63,943	$63,914

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE D - LOANS

Following is a summary of loans at December 31, 2006 and 2005:

	2006		2005
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Real estate loans:
One to four family residential	$59,867	13.95%	$47,531	14.54%
Commercial	113,790	26.49%	94,051	28.78%
Multi-family residential	13,399	3.12%	15,653	4.79%
Construction	79,607	18.53%	63,000	19.27%
Home equity lines of credit	42,130	9.81%	14,554	4.45%
Real estate loans held for sale	990.23%		4,251	1.30%

Total real estate loans	309,783	72.13%	239,040	73.13%

Other loans:
Commercial and industrial	88,626	20.63%	66,062	20.21%
Loans to individuals	30,827	7.18%	21,104	6.46%
Other loans held for sale	562.13%		931	0.28%

Total other loans	120,015	27.94%	88,097	26.95%

Gross loans	429,798		327,137
Less deferred loan origination fees, net	(298)	(.07)%	(285)	(.08)%

Total loans	429,500	100.00%	326,852	100.00%

Allowance for loan losses	(7,496)		(5,298)

Total loans, net	$422,004		$321,554

Loans are primarily made in Harnett, Sampson, Johnston, Wayne, Cumberland, Robeson, Hoke, and Bladen Counties, North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE D - LOANS (Continued)

Impaired loans at December 31, 2006 and 2005 consisted of loans of approximately $11.8 million and $3.9 million respectively. Impaired loans at December 31, 2006 were comprised of $3.2 million in non-accrual and restructured loans, $1.2 million in loans that were 90 days or more past due and still accruing and $7.4 million in other loans that management has classified as impaired for other reasons. Impaired loans at December 31, 2005 consisted of $823,000 in non-accrual loans, $189,000 in loans that were 90 days past due and still accruing, and approximately $2.9 million in loans that management had classified as impaired for other reasons.

The average recorded investment in impaired loans was approximately $5.4 million and $327,000 for the years ended December 31, 2006 and 2005, respectively. The allowance allocated for impaired loans for 2006 and 2005 was approximately $3.2 million and $514,000, respectively.

At December 31, 2006, the Company had two loans totaling $562,000 that were considered troubled debt restructures due to concessions made to reduce the rates on those loans to below market rates. The Company had no troubled debt restructures prior to 2006.

At December 31, 2006 and 2005, the amount of non-accrual loans was $2.7 million and $823,000, respectively. The average balance of non-accrual loans was $1.4 million and $531,000 for the years ended December 31, 2006 and 2005, respectively. In 2006, interest forgone on non-accrual loans was approximately $142,000. Non-accrual loans did not materially affect interest income for the years ended December 31, 2005 and 2004.

At December 31, 2006, the Company had $1.6 million in loans held for sale to the Small Business Administration. At December 31, 2005, the Company had $5.2 million in loans held for sale to two unaffiliated banks in organization. These loans were originated by the Company under repurchase agreements and were sold to those banks when they commenced operations in 2006.

Following is a summary of activity in the allowance for loan losses for the years indicated:

	At December 31,
	2006	2005	2004
	(In thousands)
Allowance for loan losses at beginning of year	$5,298	$3,598	$2,355
Provision for loan losses	2,779	2,172	1,684

	8,077	5,770	4,039

Loans charged-off:
Commercial and industrial	(835)	(24)	(312)
Home equity lines of credit	—	—	(25)
One-to-four family residential	(92)	(235)	(56)
Multi-family residential	(29)	(61)	—
Loans to individuals	(181)	(208)	(85)

Total charge-offs	(1,137)	(528)	(478)

Recoveries of loans previously charged-off:
Commercial and industrial	58	38	20
One-to-four family residential	28	1	3
Loans to individuals	66	17	14

Total recoveries	152	56	37

Net charge-offs	(985)	(472)	(441)

Allowance acquired in Progressive State Bank merger	404	—	—

Allowance for loan losses at end of year	$7,496	$5,298	$3,598

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE D - LOANS (Continued)

At December 31, 2006 the Company had pre-approved but unused lines of credit totaling $125.0 million. In management’s opinion, these commitments, and undisbursed proceeds on construction loans in process reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

The Banks have had loan transactions with its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectibility or present other unfavorable features. A summary of related party loan transactions, in thousands, is as follows:

Balance at January 1, 2006 (95 loans)	$9,385
Borrowings	11,961
Loan repayments	(9,290)

Balance at December 31, 2006 (95 loans)	$12,056

At December 31, 2006, there was $3.0 million of unused lines of credit outstanding to directors and executive officers of the Company and its subsidiaries.

NOTE E - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2006 and 2005:

	2006	2005
	(In thousands)
Land	$3,118	$1,448
Buildings	5,323	3,668
Furniture and equipment	2,332	1,893
Leasehold improvements	123	87
Construction in progress	651	11

	11,547	7,107
Less accumulated depreciation	1,692	1,089

Total	$9,855	$6,018

Depreciation amounting to $622,468, $361,622 and $246,464 for the years ended December 31, 2006, 2005 and 2004, respectively, is included in occupancy and equipment expense, data processing and other outsourced services expense and other expenses.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE E - PREMISES AND EQUIPMENT (Continued)

The Company has operating leases for its corporate offices and branches that expire at various times through 2023. Future minimum lease payments under the leases for years subsequent to December 31, 2006 are as follows:

2007	$187,468
2008	164,718
2009	152,568
2010	122,568
2011	75,000
Thereafter	788,210

$1,490,532

During 2006, 2005, and 2004, payments under operating leases were approximately $249,000, $127,000 and $134,000, respectively.

NOTE F - PROGRESSIVE STATE BANK MERGER

At the close of business on July 13, 2006, the Company completed the acquisition of Progressive State Bank, a North Carolina chartered bank headquartered in Lumberton, NC, whereby Progressive was merged into New Century Bank South. At the time of the merger, Progressive operated five offices and, based on estimated fair values, had $65.9 million in total assets, $33.7 million in loans and $55.8 million in deposits. In order to fund this transaction and to provide additional capital for other corporate purposes, the Company entered into an underwriting agreement in June 2006 for the sale of 1,150,000 shares of common stock at $18.50 per share. Proceeds of the sale, which closed in early July, were $19.9 million, net of the underwriter’s discount and offering expenses.

Pursuant to the terms of the merger agreement, shareholders of Progressive received cash in the amount of $21.30 per share. The aggregate purchase price of the transaction was $17.2 million, consisting of $16.3 million in cash payments to Progressive shareholders and $828,000 in transaction costs. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities of Progressive were recorded based on their estimated fair values as of July 13, 2006, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Progressive since July 13, 2006.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE F - PROGRESSIVE STATE BANK MERGER (Continued)

The estimated fair values of the Progressive assets acquired and liabilities assumed at the date of the merger are as follows:

July 13, 2006
(in thousands)
Cash and cash equivalents	$15,313
Investment securities available for sale	10,243
Stock in FHLB of Atlanta	117
Loans receivable, net	33,669
Premises and equipment	2,679
Core deposit intangible	1,384
Bank owned life insurance	1,675
Other real estate owned	107
Accrued interest receivable	278
Other assets	244
Goodwill	8,674
Deposits	(55,757)
Deferred taxes	(586)
Other liabilities	(863)

Total purchase price	$17,177

The Company estimates that the core deposit intangible of $1.4 million will be amortized on a straight line basis over nine years. The core deposit intangible represents 2.83% of Progressive’s core deposits as of July 13, 2006. Goodwill will not be amortized but will be tested for impairment in accordance with SFAS No. 142. None of the goodwill is expected to be deductible for tax purposes. Discounts that resulted from recording the Progressive assets and liabilities at their respective fair values are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The net amortization increased pre-tax income by $34,000 for the year ended December 31, 2006.

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

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Net interest income	$21,059	$17,310	$13,021
Non-interest income	3,710	3,179	2,330
Net Income	4,283	4,226	2,646

Net Income per common share:
Basic	$.74	$.83	$.53
Diluted	.70	.77	.50

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE G - DEPOSITS

At December 31, 2006, the scheduled maturities of time deposits are as follows:

	Less than $100,000	$100,000 or more	Total
	(In thousands)
Three months or less	$28,553	$19,636	$48,189
Over three months through twelve months	87,422	68,697	156,119
Over one year through three years	51,244	38,701	89,945
Over three years	1,925	2,239	4,164

	$169,144	$129,273	$298,417

Included in this total were brokered time deposits of $4.5 million at December 31, 2006.

NOTE H - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date and are classified as short term debt. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. These repurchase agreements are collateralized by U. S. Government agency obligations. The following table presents certain information for securities sold under agreements to repurchase:

	2006	2005
	($ in thousands)
Balance at December 31	$8,441	$9,243
Weighted average interest rate at December 31	4.18%	3.25%
Maximum amount outstanding at any month-end during the year	$9,777	$9,243
Average daily balance outstanding during the year	$8,383	$6,403
Average annual interest rate paid during the year	3.84%	2.00%

NOTE I - ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2006, the Company had available lines of credit totaling approximately $31.1 million with various financial institutions for borrowing on a short-term basis. These lines are subject to annual renewals with varying interest rates. Also, as a member of the Federal Home Loan Bank of Atlanta, the Company may obtain advances of up to 10% of assets, subject to available collateral.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE I - ADVANCES FROM FEDERAL HOME LOAN BANK (Continued)

Advances from the Federal Home Loan Bank of Atlanta consisted of the following at December 31, 2006 and 2005:

Maturity	Interest Rate	2006	2005
		(In thousands)
December 29, 2006	4.03%	$—	$2,500
June 28, 2007	5.72%	2,500	2,500
July 30, 2007	5.52%	3,500	3,500
August 24, 2007	5.30%	2,000	4,000

		$8,000	$12,500

Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2006 advances are secured by loans with a carrying amount of $15.4 million, which approximates market value. Advances are considered either short term debt or long term debt based on contractual maturity. All of the advances held at December 31, 2006 are considered short term debt.

NOTE J - JUNIOR SUBORDINATED DEBENTURES

On September 20, 2004, $12.4 million of junior subordinated debentures were issued to New Century Statutory Trust I (“the Trust”) in exchange for the proceeds of trust preferred securities issued by the Trust. All of the Trust’s common equity is owned by the Company. The junior subordinated debentures are included in long term debt and the Company’s equity interest in the Trust is included in other assets.

The Company pays interest on the junior subordinated debentures at an annual rate, reset quarterly, equal to 3 month LIBOR plus 2.15%. The debentures are redeemable on September 20, 2009 or afterwards in whole or in part, on any March 20, June 20, September 20 or December 20. Redemption is mandatory at September 20, 2034. The Company has fully and unconditionally guaranteed repayment of the trust-preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2006.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE K - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(In thousands)
Current tax provision:
Federal	$2,466	$2,300	$1,235
State	544	531	269

Total current tax provision	3,010	2,831	1,504

Deferred tax provision:
Federal	(537)	(548)	(255)
State	(115)	(119)	(76)

Total deferred tax benefit	(652)	(667)	(331)

Net provision for income taxes	$2,358	$2,164	$1,173

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2006	2005	2004
	(In thousands)
Income tax at federal statutory rate	$2,152	$1,967	$1,111

Increase (decrease) resulting from:
State income taxes, net of federal tax effect	283	257	127
Tax-exempt interest income	(51)	(47)	(39)
Income from life insurance	(72)	(28)	(29)
Incentive stock option expense	57	—	—
Other permanent differences	(10)	15	3

Provision for income taxes	$2,358	$2,164	$1,173

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)
Deferred tax assets relating to:
Allowance for loan losses	$2,321	$1,754
Pre-opening costs and expenses	25	37
Deferred Compensation	225	84
Unrealized loss on available-for-sale securities	10	144
Supplemental executive retirement plan	101	—
Fair market value adjustment – loans acquired from Progressive	144	—
Other	164	41

Total deferred tax assets	2,990	2,060

Deferred tax liabilities relating to:
Premises and equipment	(625)	(240)
Deferred loan fees	(146)	(22)
Unrealized gain on available-for-sale securities	—	—
Core deposit intangible	(507)
Other	(83)	(17)

Total deferred tax liabilities	(1,361)	(279)

Net recorded deferred tax asset, included in other assets	$1,629	$1,781

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE L - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(In thousands)
Postage, printing and office supplies	$459	$277	$220
Advertising and promotion	356	274	196
Professional services	520	432	323
Other	1,861	1,155	1,059

Total	$3,196	$2,138	$1,798

NOTE M - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2006, that the Company meets all capital adequacy requirements to which it is subject. The Company’s significant assets are its investments in New Century Bank, New Century Bank South and New Century Statutory Trust I.

As of December 31, 2006 and 2005, the most recent notification from the FDIC categorized both Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Banks’ category.

Neither of the Banks may declare or pay a cash dividend, or repurchase any of its respective capital stock, unless its capital surplus is equal to at least 50% of its paid-in capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank. The North Carolina Commissioner of Banks and the FDIC are also authorized to prohibit the payment of dividends under certain other circumstances.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE M - REGULATORY MATTERS (Continued)

The Company’s actual capital amounts and ratios are presented in the table below as of December 31, 2006 and 2005:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2006:

Total Capital (to Risk-Weighted Assets)	$65,051	14.63%	$35,568	8.00%	$44,460	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	59,470	13.38%	17,784	4.00%	26,676	6.00%
Tier 1 Capital (to Average Assets)	59,470	10.95%	21,726	4.00%	27,157	5.00%

December 31, 2005:

Total Capital (to Risk-Weighted Assets)	$49,523	14.54%	$27,251	8.00%	$34,064	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	44,042	12.93%	13,626	4.00%	20,439	6.00%
Tier 1 Capital (to Average Assets)	44,042	10.56%	16,678	4.00%	20,848	5.00%

New Century Bank’s actual capital amounts and ratios are presented in the table below as of December 31, 2006 and 2005:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2006:

Total Capital (to Risk-Weighted Assets)	$41,453	14.25%	$23,374	8.00%	$29,092	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	37,789	12.99%	11,637	4.00%	17,455	6.00%
Tier 1 Capital (to Average Assets)	37,789	10.74%	14,075	4.00%	17,594	5.00%

December 31, 2005:

Total Capital (to Risk-Weighted Assets)	$39,006	15.11%	$20,649	8.00%	$25,811	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	35,769	13.86%	10,325	4.00%	15,487	6.00%
Tier 1 Capital (to Average Assets)	35,769	11.19%	12,791	4.00%	15,989	5.00%

New Century Bank South’s actual capital amounts and ratios are presented in the table below as of December 31, 2006 and 2005:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2006:

Total Capital (to Risk-Weighted Assets)	$18,992	11.65%	$13,045	8.00%	$16,307	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	17,343	10.64%	6,523	4.00%	9,784	6.00%
Tier 1 Capital (to Average Assets)	17,343	9.10%	7,624	4.00%	9,530	5.00%

December 31, 2005:

Total Capital (to Risk-Weighted Assets)	$9,901	12.06%	$6,569	8.00%	$8,212	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	8,872	10.80%	3,285	4.00%	4,927	6.00%
Tier 1 Capital (to Average Assets)	8,872	9.19%	3,862	4.00%	4,828	5.00%

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE M - REGULATORY MATTERS (Continued)

The reserve balance required to be maintained under the requirements of the Federal Reserve was approximately $50,000 at December 31, 2006.

NOTE N - OFF-BALANCE SHEET RISK

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2006 is as follows:

(In thousands)
Financial instruments whose contract amounts represent credit risk:
Undisbursed lines of credit	$122,001
Letters of credit	3,025

NOTE O - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE O - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Due from Banks, Interest-Earning Deposits in Other Banks and Federal Funds Sold

The carrying amounts for cash and due from banks, interest-earning deposits in other banks and federal funds sold approximate fair value because of the short maturities of those instruments.

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

Deposits

The fair value of demand deposits is the amount payable on demand at the reporting date. The fair values of time deposits are estimated using the rates currently offered for instruments of similar remaining maturities.

Short Term Debt

The fair values of short term debt are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE O - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Long Term Debt

The fair values of long term debt are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

Accrued Interest Receivable and Accrued Interest Payable

The carrying amounts of accrued interest receivable and payable approximate fair value, because of the short maturities of these instruments.

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note N, it is not practicable to estimate the fair value of future financing commitments.

The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 2006 and 2005.

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$12,108	$12,108	$8,453	$8,453
Interest-earning deposits in other banks	1,605	1,605	3,284	3,284
Federal funds sold	19,112	19,112	44,744	44,744
Investment securities available for sale	63,914	63,914	41,604	41,604
Loans, net	422,004	422,765	321,554	321,305
Accrued interest receivable	3,220	3,220	2,072	2,072
Stock in the Federal Home Loan Bank	1,427	1,427	1,094	1,094
Stock in The Banker’s Bank	51	51	51	51
Bank owned life insurance	6,672	6,672	4,186	4,186

Financial liabilities:
Deposits	$464,117	$464,302	$367,003	$366,272
Short term debt	16,441	16,408	21,743	21,356
Long term debt	12,372	12,372	12,372	12,372
Accrued interest payable	890	890	486	486

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Plan

The Company has a 401(k) Plan and substantially all employees participate in the Plan. In 2004 and 2005, the Company made matching contributions equal to 50 percent of the first 6% of an employee’s compensation contributed to the Plan. In December 2005, the Board of Directors approved the matching of 100% of the first 6% of an employee’s compensation contributed to the plan. This increase was implemented in January of 2006. Matching contributions vest to the employee equally over a four-year period. Expenses attributable to the Plan amounted to $266,523, $83,894 and $62,961 for the years ended December 31, 2006, 2005 and 2004, respectively. Effective January 1, 2007, the Company approved an amendment to the plan to allow for immediate vesting of matching contributions.

To help offset the increased cost of the 401(k) match, the Company purchased $1.9 million in Bank owned life insurance on certain key officers in 2005 and another $600,000 in 2006 to provide funding for the increased 401(k) expense. The plan also provides for payment of a death benefit in the event an insured officer dies prior to attainment of retirement age.

Employment Agreements

The Company has entered into employment agreements with its six executive officers and three of its senior officers to ensure a stable and competent management base. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers' right to receive certain vested rights, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of those contracts.

Supplemental Executive Retirement Plans

The Company implemented a supplemental executive retirement plan for the Chief Executive Officer during 2003. Benefits will accrue and vest during the period of employment, and will be paid in monthly benefit payments over the officer’s life after retirement. Provisions of $92,000, $89,000 and $89,000 were expensed for future benefits to be provided under this plan during 2006, 2005 and 2004, respectively. In conjunction with the implementation of this plan, the Company has purchased life insurance on certain key officers to provide future funding of benefit payments. The life insurance policies provide the payment of a death benefit in the event an insured officer dies prior to attainment of retirement age. The total liability under this plan at December 31, 2006 and 2005 was $311,000 and $219,000, respectively.

As part of the acquisition of Progressive State Bank, the Company assumed a liability for the supplemental early retirement plan for Progressive’s Chief Executive Officer. At the time of the merger, a liability of $267,000 was recorded and $6,000 in expense has been recorded since then, resulting in a total liability of $273,000 as of December 31, 2006. Corresponding to this liability, Progressive had purchased a life insurance policy on certain key officers to provide future funding of benefit payments. This policy was acquired by the Company upon its acquisition of Progressive. The plan also provides for payment of a death benefit in the event an insured officer dies prior to attainment of retirement age.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Directors Deferred Compensation

The Company has instituted a Directors’ Deferral Plan whereby individual directors may elect annually to defer receipt of all or a designated portion of their fees for the coming year. Amounts so deferred are used to purchase shares of the Company’s common stock on the open market by the administrator of the Deferral Plan or to issue shares from the Company’s authorized but unissued shares, with such deferred compensation disbursed in the future as specified by the director at the time of his or her deferral election. Compensation and other expenses attributable to this plan for the years ended December 31, 2006, 2005 and 2004 were $151,245, $120,126, and $88,550, respectively.

Stock Option Plans

The Company has shareholder approved stock option plans under which options are granted to directors and employees of the Company and its subsidiary banks. Options granted to directors under the 2000 Nonqualified Plan typically vest immediately at the time of grant. During the year ended December 31, 2006, the Company granted 36,600 options to employees under the 2000 Incentive Plan. These options will vest over a three-year period with none vested at the time of grant. Also in 2006, the Company granted 75,600 options to employees under the 2004 Incentive Stock Option Plan, which vest over a five-year period with none vested at the time of grant.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

The fair market value of each option awarded is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value for options granted during the year ended December 31, 2006 was $7.51 which was determined using a risk-free rate of 4.91%, a dividend rate of 0%, volatility of 33.38%, and an expected life of 7.18 years. The Company granted 20,961 options during the year ended December 31, 2005 with a fair value of $7.43 per option which was determined using a risk-free rate of 3.96%, a dividend rate of 0%, volatility of 62.5% and an expected life of 7.0 years.

A summary of the Company’s option plans as of and for the years ended December 31, 2006, 2005 and 2004 is as follows:

		Outstanding Options		Exercisable Options
	Shares Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
At December 31, 2003	13,501	451,792	$4.63	450,197	$4.63

Options authorized	472,658	—	—	—	—
Options granted/vesting	(318,463)	318,463	7.08	237,890	4.63
Options exercised	—	(10,529)	4.59	(10,529)	6.88

At December 31, 2004	167,696	759,726	5.72	677,558	4.71

Options authorized	—	—	—	—	—
Options granted/vesting	(20,962)	20,962	11.48	27,390	11.48
Options exercised	—	(25,584)	4.68	(25,584)	4.68

At December 31, 2005	146,735	755,104	5.84	679,364	5.58

Options authorized	—	—	—	—	—
Options granted/vesting	(112,200)	112,200	16.22	33,056	7.99
Options exercised	—	(26,545)	5.19	(26,545)	5.19
Options forfeited	8,430	(8,430)	13.21	—	—

At December 31, 2006	42,965	832,329	$7.20	685,875	$5.70

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $8.2 million and $7.7 million, respectively.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Information regarding the stock options outstanding at December 31, 2006 is summarized below:

		Options Outstanding		Options Exercisable
Exercise Price	Number of options outstanding	Weighted average exercise price	Weighted average contractual life	Number of options exercisable	Weighted Average Exercise Price
$ 4.59	378,371	$4.59	3.50	378,371	$4.59
5.01	4,792	5.01	4.22	4,792	5.01
5.97	9,692	5.97	6.47	9,692	5.97
7.07	313,993	7.07	7.44	287,593	7.07
10.69	14,031	10.69	8.06	4,677	10.69
13.44	2,250	13.44	8.54	750	13.44
16.21	109,200	16.21	9.60	—	16.21

Total/Average	832,329	$7.20	5.92	685,875	$5.70

For the years ended December 31, 2006 and 2005, the intrinsic value of options exercised was $333,000 and $379,000, respectively, and the grant-date fair value of options vested was $166,000 and $96,000, respectively. Cash received from stock option exercises for the year ended December 31, 2006 was approximately $138,000. The actual tax benefit in shareholders’ equity realized for the tax deductions from option exercises was approximately $38,000.

As of December 31, 2006, there was approximately $794,000 of total unrecognized compensation expense related to the Company’s stock option plans. This cost is expected to be recognized over a weighted average period of 2.7 years.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE Q - PARENT COMPANY FINANCIAL DATA

Following are the condensed balance sheets of New Century Bancorp as of and for the years ended December 31, 2006 and 2005 and the related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2006 (amounts in thousands):

Condensed Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets
Cash balances with New Century Bank	$3,755	$285
Investment in New Century Bank	37,734	35,577
Investment in New Century Bank South	27,367	8,786
Investment in New Century Statutory Trust I	372	372
Other asset	661	373

Total Assets	$69,889	$45,393

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Accrued interest payable	78	47

Shareholders’ equity:
Common stock	6,497	4,241
Additional paid-in capital	39,177	21,196
Retained earnings	11,785	7,815
Accumulated other comprehensive income	(20)	(278)

Total Shareholders’ Equity	57,439	32,974

Total Liabilities and Shareholders’ Equity	$69,889	$45,393

Condensed Statements of Operations

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Dividends	$668	$673	$140
Equity in earnings of subsidiaries	3,965	3,431	2,094
Operating expense	(973)	(732)	(140)
Income tax benefit	310	249	—

Net income	$3,970	$3,621	$2,094

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE Q - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,970	$3,621	$2,094
Equity in undistributed earnings of subsidiaries	(3,965)	(3,431)	(2,094)
Increase in other assets	(288)	(348)	—
Increase in other liabilities	31	28	—

Net cash used by operating activities	(252)	(130)	—

CASH FLOW FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries	(16,349)	—	(20,872)

Net cash used by investing activities	(16,349)	—	(20,872)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from advances from subsidiaries	—	—	8,500
Proceeds from issuance of junior subordinated debentures	—	—	12,372
Proceeds from issuance of common stock in secondary offering	19,867	—	—
Proceeds from other issuance of common stock	166	237	178
Tax benefit from stock option exercises	38	—	—

Net cash provided by financing activities	20,071	237	21,050

Net increase in cash and cash equivalents	3,470	107	178

Cash and cash equivalents at beginning of year	285	178	—

Cash and cash equivalents, end of year	$3,755	$285	$178

NOTE R - RELATED PARTY TRANSACTIONS

During 2006, the Company purchased various insurance policies from a company owned by one of the directors of New Century Bank. Premiums paid totaled approximately $122,000 for these policies, which include a three-year policy for directors and officers liability coverage, a three-year policy for fidelity bond coverage as well as commercial property and other insurance policies. All such policies were purchased on terms at least as favorable to the Company as could be obtained from an unaffiliated third party.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A – CONTROLS AND PROCEDURES

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K, the Company did maintain effective disclosure controls and procedures, except for the following matter. The Company’s management has determined that certain controls related to lending and loan underwriting were not operating effectively and that these control deficiencies represent a material weakness. Management is addressing this matter and is in the process of implementing new controls which are expected to fully remediate this material weakness by the end of the third quarter of 2007. With the exception of this matter, there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2006 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

On April 11, 2007, B. Darrell Fowler resigned as Executive Vice President and Branch Administrator of New Century Bancorp, Inc., Dunn, North Carolina and New Century Bank, Dunn, North Carolina.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from pages 4 through 9 and 20 through 22 of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

The Registrant has adopted a code of ethics that applies, among others to its principal executive offices and principal financial officer. The Registrant’s code of ethics will be provided to any person upon written request made to Ms. Brenda Bonner, New Century Bancorp, Inc., 700 W. Cumberland Street, Dunn, NC 28334.

ITEM 11 - EXECUTIVE COMPENSATION

Incorporated by reference from pages 7 through 20 of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from pages 2 through 4 of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

In 2000, the shareholders of New Century Bank approved the New Century Bank 2000 Nonqualified Stock Option Plan for Directors (the “2000 Nonqualified Plan”) and the New Century Bank 2000 Incentive Stock Option Plan (the “2000 Incentive Plan”). Both plans were adopted by the Registrant upon its organization as the holding company for New Century Bank on September 19, 2003. At the

2004 Annual Meeting of Shareholders, the shareholders approved amendments to 2000 Nonqualified Plan and the 2000 Incentive Plan and also approved the New Century Bancorp, Inc. 2004 Incentive Stock Option Plan. The maximum number of shares reserved for issuance upon the exercise of outstanding options granted under the 2000 Nonqualified Plan is 478,627 (adjusted for stock dividends). The maximum number of shares reserved for issuance upon the exercise of outstanding options granted under the 2000 Incentive Plan is 278,102 (adjusted for stock dividends). The maximum number of shares reserved for issuance upon exercise of outstanding options granted under the 2004 Incentive Plan is 75,600. Option prices for each of the plans are established at market value at the time of grant.

The following chart contains details of the grants:

Plan Category	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	832,329	$7.20	42,965

Equity compensation plans not approved by security holders	None	N/A	None

Total	832,329	$7.20	42,965

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from pages 5 and 7 of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from page 20 through 22 of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

3(i)	Articles of Incorporation of Registrant*

3(ii)	Bylaws of Registrant*

4	Form of Stock Certificate*

10(i)	2000 Incentive Stock Option Plan**

10(ii)	2000 Nonqualified Stock Option Plan for Directors**

10(iii)	Employment Agreement of John Q. Shaw*

10(iv)	Employment Agreement of Lisa F. Campbell*

10(v)	Salary Continuation Agreement with John Q. Shaw*

10(vi)	2004 Incentive Stock Option Plan**

10(vii)	Employment Agreement of William L. Hedgepeth II ***

21	Subsidiaries (Filed herewith)

23	Consent of Dixon Hughes PLLC (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99(i)	Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders (Filed with the Securities and Exchange Commission pursuant to Rule 14a-6)

*	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.
**	Incorporated by reference from Registrant's Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.
***	Incorporated by reference from Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.
Registrant

	By:	/s/ William L. Hedgepeth, II
William L. Hedgepeth, II
Date: April 16, 2007		President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William L. Hedgepeth II William L. Hedgepeth, II., President, Chief Executive Officer and Director	April 16, 2007

/s/ Lisa F. Campbell Lisa F. Campbell, Executive Vice President and Chief Financial Officer	April 16, 2007

John Q. Shaw, Jr., Director	April 16, 2007

/s/ J. Gary Ciccone J. Gary Ciccone, Director	April 16, 2007

/s/ John W. McCauley John W. McCauley, Director	April 16, 2007

/s/ Oscar N. Harris Oscar N. Harris, Director	April 16, 2007

/s/ Clarence L. Tart, Jr. Clarence L. Tart, Jr., Director	April 16, 2007

/s/ Gerald W. Hayes, Jr. Gerald W. Hayes, Jr., Director	April 16, 2007

/s/ Thurman C. Godwin, Jr. Thurman C. Godwin, Jr., Director	April 16, 2007

Carlie C. McLamb, Director	April 16, 2007

Anthony Rand, Director	April 16, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit
3(i)	Articles of Incorporation.	*

3(ii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	2000 Incentive Stock Option Plan	**

10(ii)	2000 Nonstatutory Stock Option Plan	**

10(iii)	Employment Agreement of John Q. Shaw	*

10(iv)	Employment Agreement of Lisa F. Campbell	*

10(v)	Executive Supplemental Retirement Plan Agreement With John Q. Shaw, Jr.	*

10(vi)	2004 Incentive Stock Option Plan	**

10(vii)	Employment Agreement of William L. Hedgepeth	***

21	Subsidiaries	Filed herewith

23	Consent of Dixon Hughes PLLC	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

99(i)	Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders	****

*	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.
**	Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.
***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2006.
****	Filed with the Securities and Exchange Commission pursuant to Rule 14a-6.