Form 10-K/A
period 2006-12-31
NEW CENTURY BANCORP INC
filed 2007-04-18
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $ 72,853,377

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date. 6,505,177 shares outstanding as of April 9, 2007

Documents Incorporated by Reference.

None.

Explanatory Note

This Amendment to New Century Bancorp, Inc.’s Annual Report on Form 10-K is filed for the sole purpose of correcting a typographical error in Item 7 – Management’s Discussion and Analysis. Specifically, the discussion of asset quality and the allowance for loan losses on page 40-41 of such report should have stated that the registrant’s impaired loans at December 31, 2006 totaled $11.8 million, as was correctly reported elsewhere in Management’s Discussion and Analysis and in the notes to the registrant’s audited financial statements filed pursuant to Item 8 of the report.

The registrant’s discussion and analysis of asset quality and the allowance for loan loses, as corrected, is reproduced under Item 7 below.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

ASSET QUALITY AND THE ALLOWANCE FOR LOAN LOSSES

The Financial Statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when there are serious doubts about the collectibility of principal or interest. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company’s impaired loans totaled $11.8 million at December 31, 2006 and were comprised of $3.2 million in non-accrual and restructured loans, $1.2 million in loans that were 90 days or more past due and still accruing and $7.4 million in other loans that management has classified as impaired for other reasons.

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

NEW CENTURY BANCORP, INC.
Registrant

	By:	/s/ William L. Hedgepeth, II
William L. Hedgepeth, II
Date: April 18, 2007		President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William L. Hedgepeth II William L. Hedgepeth, II, President and Chief Executive Officer	April 18, 2007

/s/ Lisa F. Campbell Lisa F. Campbell, Executive Vice President and Chief Financial Officer	April 18, 2007

John Q. Shaw, Jr., Director	April , 2007

J. Gary Ciccone, Director	April 18, 2007

John W. McCauley, Director	April 18, 2007

/s/ Oscar N. Harris Oscar N. Harris, Director	April 18, 2007

/s/ Clarence L. Tart, Jr. Clarence L. Tart, Jr., Director	April 18, 2007

/s/ Gerald W. Hayes, Jr. Gerald W. Hayes, Jr., Director	April 18, 2007

/s/ Thurman C. Godwin, Jr. Thurman C. Godwin, Jr., Director	April 18, 2007

/s/ Carlie C. McLamb Carlie C. McLamb, Director	April 18, 2007

Anthony Rand, Director	April , 2007