Form 10-Q
period 2007-03-31
NEW CENTURY BANCORP INC
filed 2007-05-15
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of May 9, 2007, the Registrant had outstanding 6,541,177 shares of Common Stock, $1 par value per share.

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006*
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$12,123	$12,108
Interest-earning deposits in other banks	1,183	1,605
Federal funds sold	34,442	19,112
Investment securities available for sale, at fair value	59,339	63,914
Loans	448,209	429,500
Allowance for loan losses	(7,578)	(7,496)

NET LOANS	440,631	422,004
Accrued interest receivable	2,954	3,220
Stock in Federal Home Loan Bank of Atlanta, at cost	1,357	1,427
Stock in The Bankers Bank	51	51
Foreclosed real estate	175	164
Premises and equipment	10,264	9,855
Bank owned life insurance	6,737	6,672
Goodwill	8,674	8,674
Core deposit intangible	1,276	1,314
Other assets	3,010	2,845

TOTAL ASSETS	$582,216	$552,965

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$70,473	$70,186
Savings	52,432	45,570
Money market and NOW	49,652	49,944
Time	318,586	298,417

TOTAL DEPOSITS	491,143	464,117
Short term debt	17,487	16,441
Long term debt	12,372	12,372
Accrued interest payable	907	890
Accrued expenses and other liabilities	1,313	1,706

TOTAL LIABILITIES	523,222	495,526

Shareholder’s Equity
Common stock, $1 par value, 10,000,000 shares authorized; 6,502,782 and 6,497,022 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	6,503	6,497
Additional paid-in capital	39,267	39,177
Retained earnings	13,190	11,785
Accumulated other comprehensive loss	34	(20)

TOTAL SHAREHOLDERS’ EQUITY	58,994	57,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$582,216	$552,965

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$8,897	$6,745
Federal funds sold and interest-earning deposits in other banks	371	482
Investments	752	425

TOTAL INTEREST INCOME	10,020	7,652

INTEREST EXPENSE
Money market, NOW and savings deposits	624	477
Time deposits	3,832	2,462
Short term debt	195	164
Long term debt	232	218

TOTAL INTEREST EXPENSE	4,883	3,321

NET INTEREST INCOME	5,137	4,331
PROVISION FOR LOAN LOSSES	150	408

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,987	3,923

NON-INTEREST INCOME
Fees from presold mortgages	177	157
Service charges on deposit accounts	394	250
SBA Premium Income	133	25
Other fees and income	207	121

TOTAL NON-INTEREST INCOME	911	553

NON-INTEREST EXPENSE
Personnel	2,404	1,671
Occupancy and equipment	326	245
Marketing and advertising	68	100
Professional fees	139	83
Information systems	371	192
Other	566	447

TOTAL NON-INTEREST EXPENSE	3,874	2,738

INCOME BEFORE INCOME TAXES	2,024	1,738
INCOME TAXES	755	669

NET INCOME	$1,269	$1,069

NET INCOME PER COMMON SHARE
Basic	$.20	$.21

Diluted	$.19	$.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,500,367	5,100,461

Diluted	6,790,465	5,480,726

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other com- prehensive income (loss)	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2005	4,241,040	$4,241	$21,196	$7,815	$(278)	$32,974
Net income	—	—	—	1,069	—	1,069
Other comprehensive loss	—	—	—	—	(83)	(83)
Exercise of stock options	16,946	15	71	—	—	86
Shares issued to directors’ deferred compensation plan	1,521	2	37	—	—	39
Stock based compensation	—	—	15	—	—	15
Net tax effect related to stock option exercises	—	—	38	—	—	38

Balance at March 31, 2006	4,257,986	$4,258	$21,357	$8,884	$(361)	$34,138

Balance at December 31, 2006	6,497,022	$6,497	$39,177	$11,785	$(20)	$57,439
Adjustment related to the adoption of FASB Interpretation No. 48	—	—	—	136	—	136
Net income	—	—	—	1,269	—	1,269
Other comprehensive income	—	—	—	—	54	54
Exercise of stock options	5,760	6	22	—	—	28
Stock based compensation	—	—	68	—	—	68

Balance at March 31, 2007	6.502,782	$6,503	$39,267	$13,190	$34	$58,994

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,269	$1,069
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	408
Depreciation and amortization	106	124
Amortization of core deposit intangible	38	—
Loss on retirement of premises and equipment	15	—
Deferred tax benefit	(58)	(91)
Stock-based compensation	68	15
Origination of loans held for sale	(2,437)	(5,284)
Proceeds from loans held for sale	2,091	6,704
Gain on sale of loans held for sale	(133)	(25)
Increase in cash surrender value of bank owned life insurance	(65)	(39)
Loss on sale of foreclosed real estate	17	3
Change in assets and liabilities:
Increase (decrease) in accrued interest receivable	266	(90)
Increase in other assets	(203)	(185)
Decrease in accrued expenses and other liabilities	(240)	(211)

NET CASH PROVIDED BY OPERATING ACTIVITIES	884	2,398

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	70	(124)
Purchase of bank owned life insurance	—	(600)
Purchases of investment securities available for sale	(341)	(7,892)
Maturities and prepayments of investment securities available for sale	5,071	3,611
Net increase in gross loans outstanding	(18,298)	(14,226)
Proceeds from sale of foreclosed real estate	35	339
Purchases of premises and equipment	(598)	(120)

NET CASH USED BY INVESTING ACTIVITIES	(14,061)	(19,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	27,026	7,116
Increase in short term debt	1,046	534
Proceeds from issuance of long term debt	—	2,000
Maturity of long term debt	—	(4,000)
Tax benefit from stock option exercises	—	38
Proceeds from share issued to directors’ deferred plan	—	39
Proceeds from the exercise of stock options	28	86

NET CASH PROVIDED BY FINANCING ACTIVITIES	28,100	5,813

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,923	(10,801)
CASH AND CASH EQUIVALENTS, BEGINNING	32,825	56,481

CASH AND CASH EQUIVALENTS, ENDING	$47,748	$45,680

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$4,865	$3,268
Income taxes paid	656	890
Non-cash transactions:
Unrealized gain (loss) on investment securities available for sale, net of tax	54	(83)
Transfer from loans to foreclosed real estate	63	93

See accompanying notes.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

New Century Bancorp, Inc. (“Company”) is a bank holding company whose principal business activity consists of ownership of New Century Bank and New Century Bank South (collectively referred to as the “Banks”). The Banks are engaged in general commercial and retail banking and operate under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Banks undergo periodic examinations by those regulatory authorities. At the close of business on July 13, 2006, Progressive State Bank (“Progressive”) was acquired and was merged into New Century Bank South, and for purposes of these consolidated financial statements, is considered to be part of New Century Bancorp since that time.

All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. There were 108,300 anti-dilutive options as of March 31, 2007 and no anti-dilutive options outstanding as of March 31, 2006. A summary of shares outstanding follows:

	Three Months Ended March 31,
	2007	2006
Weighted average shares used for basic net income per share	6,500,367	5,100,461
Effect of dilutive stock options	290,098	380,265

Weighted average shares used for diluted net income per share	6,790,465	5,480,726

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE C - STOCK COMPENSATION PLANS

During the three months ended March 31, 2007, the Company granted 6,500 options to employees under the 2004 Incentive Plan. These options will vest over a five-year period with none vested at the time of grant. The fair market value of each option awarded is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value for these was $7.21 and was estimated using a risk-free rate of 4.76%, a dividend rate of 0%, volatility of 31.48%, and an expected life of 7.50 years. There were no options granted during the quarter ended March 31, 2006.

A summary of option activity under the stock option plans as of March 31, 2007 and the three-month period then ended is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at December 31, 2006	832,329	$7.20
Issued	6,500	$15.81
Exercised	(5,760)	$4.88
Forfeited	(4,800)	$16.22

Outstanding at March 31, 2007	828,269	$7.23	5.71

Exercisable at March 31, 2007	686,112	$5.75

The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2007 was $6.4 million and $6.2 million, respectively.

Information regarding the stock options outstanding at March 31, 2007 is summarized below:

		Options Outstanding		Options Exercisable
Exercise Price	Number of options outstanding	Weighted average exercise price	Weighted average contractual life	Number of options exercisable	Weighted Average Exercise Price
$4.59	373,271	$4.59	3.28	373,271	$4.59
5.01	4,792	5.01	3.98	4,792	5.01
5.97	9,692	5.97	6.22	9,692	5.97
7.07	313,333	7.07	7.19	288,253	7.07
10.69	14,031	10.69	7.81	9,354	10.69
13.44	2,250	13.44	8.29	750	13.44
15.81	6,500	15.81	9.86	—	15.81
16.22	104,400	16.22	9.35	—	16.22

Total/Average	828,269	$7.23	5.71	686,112	$5.75

For the three months ended March 31, 2007 and 2006, the intrinsic value of options exercised was $63,000 and $248,000, respectively, and the grant-date fair value of options vested was $68,000 and $15,000, respectively. Cash received from stock option exercises for the three month periods ended

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE C - STOCK COMPENSATION PLANS (Continued)

March 31, 2007 and 2006 was approximately $28,000 and $86,000, respectively. There were no tax benefits in shareholders’ equity realized from 1st quarter 2007 stock option exercises. The actual tax benefit in shareholders’ equity realized for the tax deductions from option exercises during the 1st quarter of 2006 was approximately $38,000.

As of March 31, 2007, there was approximately $707,000 of total unrecognized compensation expense related to the Company’s stock option plans. This cost is expected to be recognized over a weighted average period of 2.0 years.

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2007	2006
	(Amounts in thousands)
Net income	$1,269	$1,069
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	88	(165)
Tax effect	(34)	82

Total comprehensive income	$1,323	$986

NOTE E - INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Income Tax Uncertainties, an interpretation of FASB Statement No 109 (the “Interpretation”). This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. As a result of the initial adoption of this Interpretation, retained earnings were increased by $136,000 and accrued expenses were reduced by the same amount. As of January 1, 2007, there were no uncertain tax positions.

The amount of uncertain tax positions may increase or decrease in the future for various reasons including adding amounts for current tax positions, expiration of open tax returns due to statutes of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.

The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations.

The Company’s federal and state tax returns are open and subject to examination from the 2003 tax return year and forward.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of New Century Bancorp, Inc. (the “Company”). This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results, performance or achievements may differ materially from the results expressed or implied by our forward-looking statements. Factors that could influence actual results, performance or achievements include changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

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

All references to average shares outstanding, price per share, and net income per share have been adjusted to reflect a six-for-five stock split that was effected in December 2006.

Comparison of Financial Condition at

March 31, 2007 and December 31, 2006

During the first three months of 2007, total assets grew by $29.2 million from $553.0 million at December 31, 2006 to $582.2 million at March 31, 2007. Earning assets at March 31, 2007 totaled $544.8 million and consisted of $448.2 million in gross loans, $59.3 million in investment securities, $35.6 million in overnight investments and interest-bearing deposits in other banks and $1.7 million in non-marketable equity securities. Total deposits and shareholders’ equity at March 31, 2007 were $491.1 million and $59.0 million, respectively.

Since the end of 2006, gross loans have grown by $18.7 million to $448.2 million as of March 31, 2007. Gross loans as of March 31, 2007 consisted of $102.1 million in commercial and industrial loans, $121.2 million in commercial real estate loans, $14.2 million in multi-family residential loans, $24.3 million in consumer loans, $114.5 million in residential real estate, and $72.5 million in construction loans. Also included in loans outstanding are $296,000 of deferred loan fees and a $326,000 discount recorded to reflect the fair value of Progressive’s loans as of the merger date. This fair value adjustment will be accreted to loan interest income over the estimated life of the loans. As of quarter end, there was $2.0 million of loans held for sale. These loans are guaranteed by the Small Business Administration (“SBA”) and sold in the secondary market.

On March 31, 2007, the Company had $4.4 million in loans past due over 30 days. This was a decrease of $351,000 from the December 31, 2006 amount of $4.8 million. The overall past due percentage of loans, excluding loans held for sale, decreased 13 basis points during the first quarter from 1.12% to 0.99%. Four basis points of that decrease is attributable to loan growth and nine basis points results from the decrease in past due loans. Non-performing loans, which include restructured loans, non-accruing loans, and loans 90 days or more past due and still accruing interest, increased $355,000 during the first quarter to $4.9 million. The percentage of non-performing loans to total loans excluding loans held for sale increased 4 basis points to 1.11%.

The Company’s impaired loans remained fairly static with impaired loans decreasing by $9,000 to the March 31, 2007 level of $11.8 million. The allowance for loan losses, however, decreased 5 basis points to 1.70% of gross loans, excluding loans held for sale, at March 31, 2007 from 1.75% at December 31, 2006. The decrease in the allowance was caused by slight improvement in some of the portfolio characteristics that impact the allowance and the result of loan growth being reserved at a lower rate than the overall allowance percentage. Management continues its efforts to remediate the material weakness in certain controls related to lending and loan underwriting that was identified as part of the assessment of disclosure controls and procedures controls as of December 31, 2006. These efforts include the engagement of a third-party credit review firm to assist in the review of loans and implementation of new internal controls. Management currently anticipates that the Company will remediate this material weakness by the end of the third quarter 2007. Management believes the allowance for loan losses as of March 31, 2007 is adequate to absorb the probable losses inherent within the Company’s loan portfolio.

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At March 31, 2007, federal funds sold were $34.4 million, an increase of $15.3 million from the $19.1 million held as of December 31, 2006. The Company also holds an investment of $1.4 million in the form of Federal Home Loan Bank stock with an annualized yield of 5.90%. Interest-earning deposits in other banks decreased from $1.6 million at December 31, 2006 to $1.2 million as of March 31, 2007. The Company’s investment securities as of March 31, 2007 were $59.3 million, a decrease of $4.6 million from December 31, 2006. The investment portfolio as of March 31, 2007 consisted of $31.8 million in government agency debt securities, $20.8 million in mortgage-backed securities and $6.7 million in municipal securities. The unrealized gain on these securities was $59,000.

The Company also has an investment in bank owned life insurance of $6.7 million, which increased $65,000 from December 31, 2006 due to an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

At March 31, 2007, non-earning assets were $38.5 million, which reflects an increase of $300,000 from the $38.2 million as of December 31, 2006. Non-earning assets as of March 31, 2007 included $12.1 million in cash and due from banks, bank premises and equipment of $10.3 million, goodwill of $8.7 million, core deposit intangible of $1.3 million, accrued interest receivable of $3.0 million, and other assets of $3.0 million.

Total deposits at March 31, 2007 were $491.1 million and consisted of $70.5 million in non-interest-bearing demand deposits, $49.7 million in money market and NOW accounts, $52.4 million in savings accounts, and $318.6 million in time deposits. Total deposits grew by $27.0 million from $464.1 million as of December 31, 2006. Most of this increase came from growth in savings and time deposits. Savings deposits grew by $6.9 million to $52.4 million as of March 31, 2007. Time deposits grew by $20.2 million to $318.6 million as of March 31, 2007. Brokered deposits totaled $6.1 million or 1.2% of quarter end deposits.

As of March 31, 2007, the Company had $17.5 million in short-term borrowings and $12.4 million in long-term borrowings. Short-term borrowings included repurchase agreements of $9.5 million and $8.0 million in advances outstanding on a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta, which is collateralized by a lien on 1-4 family first mortgage loans. Long-term borrowings consist of $12.4 million of junior subordinated debentures that were issued in September 2004. The proceeds of the junior subordinated debentures have provided capital for the expansion of New Century Bank.

Total shareholders’ equity at March 31, 2007 was $59.0 million, an increase of $1.6 million from $57.4 million as of December 31, 2006. Most of this increase is attributed to net income of nearly $1.3 million. As a result of the initial adoption of Accounting Standards Board Interpretation No. 48, Accounting for Income Tax Uncertainties, an interpretation of FASB Statement No 109, the Company recorded an increase in opening retained earnings of $136,000. Other changes in shareholders’ equity were $28,000 from the exercise of stock options and $54,000 in other comprehensive income that were partially offset by $68,000 in stock based compensation.

Comparison of Results of Operations for the

Three months ended March 31, 2007 and 2006

General. During the first quarter of 2007, the Company generated net income of nearly $1.3 million compared with net income of nearly $1.1 for the same quarter in 2006. Net income per share for the quarter was $.20 per share-basic and $.19 per share-diluted, compared with net income per share of $.21 per share-basic and $.20 per share-diluted, for the first quarter of 2006. The increase in net income is due to higher net interest income and a lower provision for loan losses which were partially offset by an increase in non-interest expenses.

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

Net interest income increased by $806,000 to $5.1 million for first quarter 2007. The Company’s total interest income benefited from growth in interest-earning assets, partially due to the acquisition of Progressive State Bank in July 2006. Average total interest-earning assets were $520.7 million in the first quarter of 2007 compared with $416.6 million during the same period in 2006 and the yield on those assets increased 18 basis points from 7.45% to 7.63%. Also, during the second half of 2006, the Company promoted a home equity line of credit product with a one-year teaser rate of 4.99%. After twelve months, these lines will reprice to rates that are tiered based on Wall Street Journal prime rate.

The Company’s average interest-bearing liabilities grew by $82.4 million to $433.9 million for the quarter ended March 31, 2007 from $351.5 for same period one year earlier, while the cost of those funds increased from 3.83% to 4.46% or 63 basis points. During the first quarter of 2007, the Company’s net interest margin was 4.00% and our net interest spread was 3.17%. For the quarter ended March 31, 2006, net interest margin was 4.22% and net interest spread was 3.62%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $150,000 provision for loan losses in the first quarter of 2007, representing a decrease of $258,000 from the $408,000 provision made in the same period of 2006. In the first quarter of 2007, the level of provision for loan losses was affected by net charge-offs of $56,000, and an accommodation for loan growth of $18.7 million. These factors were partially offset by a slight improvement in the performance indicators used in the qualitative section of the allowance. In the first quarter of 2006, the level of provision for loan losses resulted from net loan charge-offs of $33,000 and accommodation for loan growth of $12.8 million. Comparing the first three months of 2007 and 2006, there was less deterioration in credit quality requiring provision to the allowance for loan losses in the first quarter of 2007 than in the first quarter 2006.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2007 was $911,000, an increase of $358,000 from the first quarter of 2006. Generally, there were increases in many categories of non-interest income due to additional volume of loan and deposits from the merger with Progressive and organic growth. Compared to the first quarter of last year, the Company had increases in deposit service fees and charges of $144,000, SBA premium income of $108,000 and in other fees and income of $86,000. Deposit service charges were positively impacted by the growth in deposits both from existing branches and the Progressive merger. In addition to these increases, fees from pre-sold mortgages grew by $20,000 from $157,000 in the first quarter of 2006 to $177,000 in 2007.

Non-Interest Expenses. Non-interest expenses increased by $1.2 million to $3.9 million for the quarter ended March 31, 2007, from $2.7 million for the same period in 2006. Like non-interest income, there was an increase in all categories of non-interest expenses due to the additional offices acquired in the Progressive merger and organic growth. Salaries and employee benefits increased to $2.4 million in the first quarter of 2007 from $1.7 million in the same quarter of 2006 due mostly to the increase of Company personnel from 106 full-time equivalent employees at March 31, 2006 to 148 full-time equivalent employees at March 31, 2007. The increase in staff is due not only to the merger but also to the opening of two new branch locations since March 31, 2006, and the hiring of additional backroom personnel. Also, the Company recognized $68,000 in compensation expense related to stock options vesting during the first quarter, compared to $15,000 during the first quarter of 2006. Occupancy and equipment expenses increased by $81,000 to $326,000 for the quarter ended March 31, 2007. The increase in occupancy and equipment is due to the merger and the opening of the new branch locations. The following highlight other changes in non-interest expenses from the 1st quarter of 2006 to the 1st quarter of 2007:

•	Postage, printing and office supplies increased from $73,000 in 2006 to $111,000 in 2007 due to the addition of new branches and the new operations center, as well as general growth of the Company.

•	Data processing and other outsourced service expenses increased from $192,000 in 2006 to $333,000 in 2007 due to the new branches and operations center.

•	Professional service expenses increased from $83,000 in 2006 to $139,000 in 2007, due to increases in audit costs

•	Other operating expense increased from 447,000 in 2006 to $566,000 in 2007 due to general growth of the Company.

Also, during the first quarter of 2007, the Company recorded $38,000 in amortization of the core deposit intangible resulting from the acquisition of Progressive’s deposits.

Provision for Income Taxes. The Company’s effective tax rate was 37.3% and 38.5% for the quarters ended March 31, 2007 and 2006, respectively.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 18.4% of total assets at March 31, 2007.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise; the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $20.6 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $13.7 million of qualifying loans is pledged to the FHLB to secure borrowings. Another source of short-term borrowings is securities sold under agreements to repurchase. At March 31, 2007, total borrowings consisted of three advances from the FHLB totaling $8.0 million, securities sold under agreements to repurchase of $9.5 million and junior subordinated debentures of $12.4 million.

Total deposits were $491.1 million at March 31, 2007. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 64.9% of total deposits at March 31, 2007. Time deposits of $100,000 or more represented 29.1% of the Company’s total deposits at March 31, 2007. At quarter end, the Company had $6.1 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While the Banks will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 10.1% at March 31, 2007. As the following table indicates, at March 31, 2007, the Company and its two bank subsidiaries exceeded regulatory capital requirements.

	At March 31, 2007
New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	14.48%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.23%	4.00%	6.00%
Leverage ratio	11.01%	4.00%	5.00%

	At March 31, 2007
New Century Bank	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	13.92%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.66%	4.00%	6.00%
Leverage ratio	10.66%	4.00%	5.00%

	At March 31, 2007
New Century Bank South	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	11.61%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.77%	4.00%	6.00%
Leverage ratio	9.31%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of New Century Bank. Under the current applicable regulatory guidelines, all of the trust preferred securities qualify as Tier 1 capital as of March 31, 2007. Management expects that the Company and both Banks will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

Recent Accounting Pronouncements

The following summarizes recent accounting pronouncements and their expected impact on the Company:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and 140” provides entities relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS 133. This statement allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of fiscal years beginning after September 15, 2006. The Company adopted SFAS No. 155 on January 1, 2007 with no expected material impact on its financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140” requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company adopted SFAS No. 155 on January 1, 2007 with no expected material impact on its financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159), “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. This Statement is intended to expand the use of fair value measurement, with is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 2007. The Company is currently evaluating the impact the SFAS No. 159 may have on its consolidated financial statements.

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

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive since December 31, 2006.

Item 4. Controls and Procedures

(a)

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, except for the material weakness disclosed in the Company’s 2006 annual report on Form 10-K. Management is addressing this matter and is in the process of implementing new controls which are currently anticipated to remediate this material weakness by the end of the third quarter of 2007 These efforts include the engagement of a third-party credit review firm to assist in the review of loans and implementation of new internal controls.

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

NEW CENTURY BANCORP, INC.

Date: May 15, 2007	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: May 15, 2007	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President and Chief Financial Officer