Form 10-Q
period 2007-06-30
NEW CENTURY BANCORP INC
filed 2007-08-13
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 7, 2007, the Registrant had outstanding 6,550,272 shares of Common Stock, $1 par value per share.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006*
	(In thousands, except share and per share data)
ASSETS

Cash and due from banks	$9,722	$12,108
Interest-earning deposits in other banks	1,178	1,605
Federal funds sold	38,248	19,112
Investment securities available for sale, at fair value	55,723	63,914
Loans	455,939	429,500
Allowance for loan losses	(6,682)	(7,496)

NET LOANS	449,257	422,004
Accrued interest receivable	2,624	3,220
Stock in Federal Home Loan Bank of Atlanta, at cost	1,245	1,427
Stock in The Bankers Bank	51	51
Foreclosed real estate	326	164
Premises and equipment	10,572	9,855
Bank owned life insurance	6,802	6,672
Goodwill	8,674	8,674
Core deposit intangible	1,237	1,314
Other assets	4,827	2,845

TOTAL ASSETS	$590,486	$552,965

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$74,778	$70,186
Savings	56,560	45,570
Money market and NOW	41,325	49,944
Time	329,595	298,417

TOTAL DEPOSITS	502,258	464,117
Short term debt	15,119	16,441
Long term debt	12,372	12,372
Accrued interest payable	828	890
Accrued expenses and other liabilities	1,260	1,706

TOTAL LIABILITIES	531,837	495,526

Shareholder’s Equity
Common stock, $1 par value, 10,000,000 shares authorized; 6,550,272 and 6,497,022 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	6,550	6,497
Additional paid-in capital	39,507	39,177
Retained earnings	12,993	11,785
Accumulated other comprehensive loss	(401)	(20)

TOTAL SHAREHOLDERS’ EQUITY	58,649	57,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$590,486	$552,965

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$9,452	$7,213	$18,348	$13,959
Federal funds sold and interest-earning deposits in other banks	457	483	821	965
Investments	729	531	1,489	957

TOTAL INTEREST INCOME	10,638	8,227	20,658	15,881

INTEREST EXPENSE
Money market, NOW and savings deposits	632	517	1,256	994
Time deposits	4,082	2,795	7,913	5,257
Short term debt	204	101	399	194
Long term debt	235	306	467	595

TOTAL INTEREST EXPENSE	5,153	3,719	10,035	7,040

NET INTEREST INCOME	5,485	4,508	10,623	8,841
PROVISION FOR LOAN LOSSES	2,894	192	3,044	601

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,591	4,316	7,579	8,240

NON-INTEREST INCOME
Fees from presold mortgages	257	200	434	357
Service charges on deposit accounts	446	281	840	531
Gains on sale of loans held for sale	242	66	375	91
Other fees and income	216	131	422	252

TOTAL NON-INTEREST INCOME	1,161	678	2,071	1,231

NON-INTEREST EXPENSE
Personnel	2,255	1,848	4,660	3,519
Occupancy and equipment	349	258	675	503
Marketing and advertising	109	43	176	143
Professional fees	423	132	562	215
Information systems	357	224	690	416
Other	645	509	1,249	956

TOTAL NON-INTEREST EXPENSE	4,138	3,014	8,012	5,752

INCOME (LOSS) BEFORE INCOME TAXES	(386)	1,980	1,638	3,719
INCOME TAXES	(189)	709	566	1,378

NET INCOME (LOSS)	$(197)	$1,271	$1,072	$2,341

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(.03)	$.25	$.16	$.46

Diluted	$(.03)	$.23	$.16	$.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,540,736	5,109,553	6,520,663	5,105,032

Diluted	6,540,736	5,478,553	6,771,458	5,479,280

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

			Additional paid-in capital	Retained earnings	Accumulated other com- prehensive loss	Total shareholders’ equity
	Common stock
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2005	4,241,040	$4,241	$21,196	$7,814	$(277)	$32,974
Net income	—	—	—	2,341	—	2,341
Other comprehensive loss	—	—	—	—	(241)	(241)
Exercise of stock options	15,425	15	71	—	—	86
Shares issued to directors’ deferred compensation plan	1,521	2	37	—	—	39
Net tax effect related to stock option exercises	—	—	38	—	—	38
Stock based compensation	—	—	32	—	—	32

Balance at June 30, 2006	4,257,986	$4,258	$21,374	$10,155	$(518)	$35,269

Balance at December 31, 2006	6,497,022	$6,497	$39,177	$11,785	$(20)	$57,439
Adjustment related to the adoption of FASB Interpretation No. 48	—	—	—	136	—	136
Net income	—	—	—	1,072	—	1,072
Other comprehensive loss	—	—	—	—	(381)	(381)
Exercise of stock options	53,250	53	201	—	—	254
Stock based compensation	—	—	129	—	—	129

Balance at June 30, 2007	6,550,272	$6,550	$39,507	$12,993	$(401)	$58,649

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,072	$2,341
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,044	601
Depreciation and amortization	197	230
Adoption of FIN 48	136	—
Amortization of core deposit intangible	77	—
Gain on retirement of premises and equipment	—	(3)
Stock-based compensation	129	32
Origination of loans held for sale	(3,988)	(5,971)
Proceeds from loans held for sale	3,898	10,924
Gain on sale of loans held for sale	(375)	(91)
Increase in cash surrender value of bank owned life insurance	(130)	(86)
Loss on sale of foreclosed real estate	17	9
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	596	(168)
Increase in other assets	(1,955)	(664)
Decrease in accrued expenses and other liabilities	(508)	(306)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,210	6,848

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	182	(124)
Purchase of bank owned life insurance	—	(600)
Purchases of investment securities available for sale	(3,852)	(12,841)
Maturities and prepayments of investment securities available for sale	11,561	8,485
Net increase in gross loans outstanding	(29,832)	(26,276)
Proceeds from sale of foreclosed real estate	35	426
Purchases of premises and equipment	(1,054)	(273)

NET CASH USED BY INVESTING ACTIVITIES	(22,960)	(31,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	38,141	10,791
Decrease in short term debt	(1,322)	(2,224)
Proceeds from issuance of long term debt	—	2,000
Maturity of long term debt	—	(4,000)
Proceeds from share issued to directors’ deferred plan	—	39
Tax benefit from exercise of stock options	—	38
Proceeds from the exercise of stock options	254	86

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,073	6,730

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,323	(17,625)
CASH AND CASH EQUIVALENTS, BEGINNING	32,825	56,481

CASH AND CASH EQUIVALENTS, ENDING	$49,148	$38,856

See accompanying notes

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$10,097	$6,957
Income taxes paid	1,949	1,564
Non-cash transactions:
Unrealized loss on investment securities available for sale, net of tax	(381)	(241)
Transfer from loans to foreclosed real estate	214	93

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

All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - PER SHARE RESULTS

Basic net income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. There were 103,001 anti-dilutive options as of June 30, 2007 and no anti-dilutive options outstanding as of June 30, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares used for basic net income per share	6,540,736	5,109,553	6,520,663	5,105,032
Effect of dilutive stock options	—	369,000	250,795	374,248

Weighted average shares used for diluted net income per share	6,540,736	5,478,553	6,771,458	5,479,280

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE C – COMPREHENSIVE INCOME

A summary of comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Net income (loss)	$(197)	$1,271	$1,072	$2,341
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	(710)	(256)	(622)	(420)
Tax effect	275	99	241	179

Total	(435)	(157)	(381)	(241)
Total comprehensive income (loss)	$(632)	$1,114	$691	$2,100

NOTE D - INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Income Tax Uncertainties, an interpretation of FASB Statement No 109 (the “Interpretation”). This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. As a result of the initial adoption of this Interpretation, retained earnings were increased by $136,000 and accrued expenses were reduced by the same amount. As of January 1, 2007, there were no uncertain tax positions. The amount of uncertain tax positions may increase or decrease in the future for various reasons including adding amounts for current tax positions, expiration of open tax returns due to statutes of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of adopting FAS 157 on its financial statements.

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

Overview

The Company is a commercial bank holding company that was incorporated on September 19, 2003 and has two banking subsidiaries, New Century Bank, which was acquired as part of the Bank’s holding company reorganization, and New Century Bank South, a de novo institution which commenced operations in January 2004 (collectively referred to as the “Banks”). At the close of business on July 13, 2006, the Company completed an acquisition of Progressive State Bank (“Progressive”), a North Carolina chartered bank headquartered in Lumberton, NC. Under the terms of the Agreement, 100% of Progressive was merged with and into New Century Bank South. In September 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of New Century Bank. New Century Statutory Trust I is not a consolidated subsidiary of the Company. The Company’s only business activity is the ownership of the Banks and New Century Statutory Trust I. This discussion focuses primarily on the financial condition and operating results of the Banks.

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

Comparison of Financial Condition at

June 30, 2007 and December 31, 2006

During the first six months of 2007, total assets grew by $37.5 million from $553.0 million at December 31, 2006 to $590.5 million at June 30, 2007. Earning assets at June 30, 2007 totaled $545.9 million and consisted of $449.3 million in net loans, $55.7 million in investment securities, $39.4 million in overnight investments and interest-bearing deposits in other banks and $1.5 million in non-marketable equity securities. Total deposits and shareholders’ equity at June 30, 2007 were $502.3 million and $58.6 million, respectively.

Since the end of 2006, gross loans have grown by $26.4 million to $455.9 million as of June 30, 2007. Gross loans as of June 30, 2007 consisted of $99.5 million in commercial and industrial loans, $125.1 million in commercial real estate loans, $13.3 million in multi-family residential loans, $24.5 million in consumer loans, $113.1 million in residential real estate, and $80.9 million in construction loans. As of quarter end, there were $2.0 million of loans held for sale. These loans are guaranteed by the Small Business Administration (“SBA”) and sold in the secondary market.

During the first quarter of 2007, management identified certain deficiencies in the underwriting processes at one of the Company’s subsidiary banks, New Century Bank. As a result, a third-party credit review firm was hired in the second quarter to review a sample of the bank’s loans. Also, during the second quarter, the FDIC conducted safety and soundness examinations of both of the Company’s subsidiary banks, which included a review of a sample of loans at each bank. As a result of these reviews of New Century Bank’s loans, which covered approximately 30% of the bank’s loan portfolio, there were a number of loans downgraded from “pass” to the watch list necessitating a $2.9 million addition to the allowance for loan losses during the quarter. In addition, $3.7 million in loans were charged-off. All of the loans that were charged off were categorized as impaired at December 31, 2006 and at March 31, 2007. Most of these losses had been provided for though additions to the allowance for loan losses in 2006. As a result of the aforementioned underwriting matters, it is likely that New Century Bank may be subject to informal regulatory action, such as a memorandum of understanding, with its state and federal regulators. None of the loans originated by New Century Bank South were included in the downgraded or charged-off amounts. To address these issues, management has implemented a detailed action plan and has hired two experienced credit professionals, reorganized the credit function and is planning to engage the third-party credit review firm to conduct a further review another 30% of the New Century Bank loan portfolio. Management will continue its efforts to address regulatory concerns in advance of any informal regulatory action and also to remediate the material weakness in certain controls related to lending and loan underwriting that was identified as part of the assessment of disclosure controls and procedures controls as of December 31, 2006.

On June 30, 2007, the Company had $6.8 million in loans past due over 30 days. This was an increase of $2.0 million from the December 31, 2006 amount of $4.8 million. The overall past due percentage of loans, excluding loans held for sale, increased 37 basis points during the first half of 2007 from 1.12% to 1.49%. Non-performing loans, which include restructured loans, non-accruing loans, and loans 90 days or more past due and still accruing interest, decreased $151,000 during the first six months of 2007 to $4.3 million. The percentage of non-performing loans to total loans excluding loans held for sale decreased 9 basis points to .94%.

The Company’s impaired loans, which includes all non-performing loans as defined above and other loans deemed by impaired in accordance with SFAS 114, decreased from $11.8 million at December 31, 2006 to $8.8 million at June 30, 2007 due mostly to the previously mentioned $3.7 million in impaired loans that were charged-off. The decrease was partially offset by additions to the non-accrual and 90 days and still accruing categories in the second quarter. The allowance for loan losses decreased 28 basis points to 1.47% of gross loans, excluding loans held for sale, at June 30, 2007 from 1.75% at December 31, 2006. The decrease in the allowance resulted from the charge-offs, which were partially offset by increases to the allowance allocable to the aforementioned downgraded credits. Management believes the allowance for loan losses as of June 30, 2007 is appropriate in light of the risk inherent within the Company’s loan portfolio.

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At June 30, 2007, federal funds sold were $38.2 million, an increase of $19.1 million from the $19.1 million held as of December 31, 2006. The Company also holds an investment of $1.2 million in the form of Federal Home Loan Bank stock with an annualized yield of 6.0%. Interest-earning deposits in other banks decreased from $1.6 million at December 31, 2006 to $1.2 million as of June 30, 2007. The Company’s investment securities as of June 30, 2007 were $55.7 million, a decrease of $8.2 million from December 31, 2006. The investment portfolio as of June 30, 2007 consisted of $28.8 million in government agency debt securities, $21.6 million in mortgage-backed securities and $5.9 million in municipal securities. The unrealized loss on these securities was $651,000.

The Company also has an investment in bank owned life insurance of $6.8 million, which increased $130,000 from December 31, 2006 due to an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

At June 30, 2007, non-earning assets were $38.0 million, which reflects a decrease of $200,000 from the $38.2 million as of December 31, 2006. Non-earning assets as of June 30, 2007 included $9.7 million in cash and due from banks, bank premises and equipment of $10.6 million, goodwill of $8.7 million, core deposit intangible of $1.2 million, accrued interest receivable of $2.6 million, and other assets of $5.2 million.

Total deposits at June 30, 2007 were $502.3 million and consisted of $74.8 million in non-interest-bearing demand deposits, $41.3 million in money market and NOW accounts, $56.6 million in savings accounts, and $329.6 million in time deposits. Total deposits grew by $38.1 million from $464.1 million as of December 31, 2006. Most of this increase came from growth in savings and time deposits. Savings deposits grew by $11.0 million to $56.6 million as of June 30, 2007. Time deposits grew by $31.2 million to $329.6 million as of June 30, 2007. Brokered deposits totaled $5.5 million or 1.1% of quarter end deposits.

As of June 30, 2007, the Company had $15.1 million in short-term debt and $12.4 million in long-term debt. Short-term debt included repurchase agreements of $9.6 million and $5.5 million in advances outstanding on a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta, which is collateralized by a lien on 1-4 family first mortgage loans. Long-term debt consists of $12.4 million of junior subordinated debentures that were issued in September 2004. The proceeds of the junior subordinated debentures have provided capital for the expansion of New Century Bank.

Total shareholders’ equity at June 30, 2007 was $58.6 million, an increase of $1.2 million from $57.4 million as of December 31, 2006. Most of this increase is attributed to net income of nearly $1.1 million. As a result of the initial adoption of Accounting Standards Board Interpretation No. 48, Accounting for Income Tax Uncertainties, an interpretation of FASB Statement No 109, the Company recorded an increase in opening retained earnings of $136,000. Other changes in shareholders’ equity were $254,000 from the exercise of stock options and $129,000 in stock based compensation, partially offset by an other comprehensive loss of $381,000.

Comparison of Results of Operations for the

Three months ended June 30, 2007 and 2006

General. During the second quarter of 2007, the Company incurred a net loss of approximately $197,000 as compared with net income of approximately $1.3 million for the same quarter in 2006. Net loss per share for the quarter was $(.03) per share, basic and diluted, compared with net income per share of $.25 per share-basic and $.23 per share-diluted, for the second quarter of 2006. The decrease in net income resulted primarily from an increase in the provision for loans losses from $192,000 in the second quarter of 2006 to $2.9 million in the same period of 2007.

Net Interest Income. Net interest income increased by $977,000 to $5.5 million for second quarter 2007. The Company’s total interest income benefited from growth in interest-earning assets, partially due to the acquisition of Progressive State Bank in July 2006. Average total interest-earning assets were $543.2 million in the second quarter of 2007 compared with $423.0 million during the same period in 2006 and the yield on those assets increased 6 basis points from 7.80% to 7.86%. During the second half of 2006, the Company promoted a home equity line of credit product with a one-year teaser rate of 4.99%. Upon the one-year anniversary of the lines, the 4.99% rates will expire and the lines will reprice to higher rates.

The Company’s average interest-bearing liabilities grew by $95.9 million to $451.8 million for the quarter ended June 30, 2007 from $355.9 for same period one year earlier, while the cost of those funds increased from 4.20% to 4.57% or 37 basis points. During the second quarter of 2007, the Company’s net interest margin was 4.05% and our net interest spread was 3.28%. For the quarter ended June 30, 2006, net interest margin was 4.28% and net interest spread was 3.61%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $2.9 million provision for loan losses in the second quarter of 2007, representing an increase of $2.7 million from the $192,000 provision made in the same period of 2006. In the second quarter of 2007, the level of provision for loan losses was affected by net charge-offs of $3.7 million, and the downgrading of loans necessitated by deficiencies in the underwriting for certain loans included in the loan portfolio of the Company’s subsidiary, New Century Bank. In the second quarter of 2006, the level of the provision for loan losses resulted from net loan charge-offs of $117,000 and accommodation for loan growth of $8.5 million.

Non-Interest Income. Non-interest income for the quarter ended June 30, 2007 was $1.2 million, an increase of $483,000 from the second quarter of 2006. Generally, there were increases in many categories of non-interest income due to overall growth in loans and deposits resulting from the merger with Progressive and continued organic growth. Compared to the second quarter of last year, the Company had increases in deposit service fees and charges of $165,000, gains on loans held for sale of $176,000 and in other fees and income of $85,000. Deposit service charges were positively impacted by the growth in deposits both from existing branches and the Progressive merger. In addition to these increases, fees from pre-sold mortgages grew by $57,000 from $200,000 in the second quarter of 2006 to $257,000 in 2007.

Non-Interest Expenses. Non-interest expenses increased by $1.1 million to $4.1 million for the quarter ended June 30, 2007, from $3.0 million for the same period in 2006. Like non-interest income, there was an increase in all categories of non-interest expenses due to the additional offices acquired in the Progressive merger and organic growth. Salaries and employee benefits increased to $2.3 million in the second quarter of 2007 from $1.8 million in the same quarter of 2006 due mostly to the increase of Company personnel from 116 full-time equivalent employees at June 30, 2006 to 148 full-time equivalent employees at June 30, 2007. The increase in staff is due not only to the merger but also to the opening of a new branch location in Fayetteville, and the hiring of additional backroom personnel. Also, the Company recognized $62,000 in compensation expense related to stock options vesting during the second quarter of 2007, compared to $17,000 during the second quarter of 2006. Occupancy and equipment expenses increased by $91,000 to $349,000 for the quarter ended June 30, 2007. The increase in occupancy and equipment is due to the merger and the opening of the new branch. The following highlight other changes in non-interest expenses from the 2nd quarter of 2006 to the 2nd quarter of 2007:

•	Marketing and advertising expenses increased from $43,000 in 2006 to $109,000 in 2007 due to a marketing campaign focused on generating business checking accounts.

•	Data processing and other outsourced service expenses increased from $192,000 in 2006 to $333,000 in 2007 due to the new branches and operations center.

•

Professional service expenses increased from $132,000 in 2006 to $423,000 in 2007, due to increases for audit, legal, and other outsourced services related to compliance with section 404 of the Sarbanes Oxley Act, and to the aforementioned loan underwriting matters.

•

Other operating expense increased from $509,000 in 2006 to $645,000 in 2007 due to general growth of the Company. Also, during the second quarter of 2007, the Company recorded $38,000 in amortization of the core deposit intangible resulting from the acquisition of Progressive’s deposits.

Provision for Income Taxes. The Company’s effective tax rate was (49%) and 36% for the quarters ended June 30, 2007 and 2006, respectively. The effective tax rate in the second quarter of 2007 was impacted by the net loss during that period.

Comparison of Results of Operations for the

Six months ended June 30, 2007 and 2006

General. During the first six months of 2007, the Company generated net income of approximately $1.1 million compared with net income of $2.3 million for the same period in 2006. Year-to-date net income was $.16 per share, basic and diluted, compared with net income per share of $.46 per share-basic and $.43 per share-diluted, for the same period in 2006. The decrease in net income is directly related to the increase in the provision for loan losses from $601,000 in 2006 to $3.0 million in 2007.

Net Interest Income. Net interest income increased by $1.8 million to $10.6 million for the first six months of 2007. The Company’s total interest income benefited from growth in interest-earning assets, partially due to the acquisition of Progressive State Bank in July 2006. Average total interest-earning assets were approximately $532.0 million in the first six months of 2007 compared with $419.8 million during the same period in 2006 and the yield on those assets increased 16 basis points from 7.63% to 7.79%. During the second half of 2006, the Company promoted a home equity line of credit product with a one-year teaser rate of 4.99%. Upon the one-year anniversary of the lines, the 4.99% rates will expire and the lines will reprice to higher rates.

The Company’s average interest-bearing liabilities grew by $89.4 million to $442.9 million for the first half of 2007 from $353.5 for the same period one year earlier, while the cost of those funds increased from 4.02% to 4.54% or 52 basis points. In 2007, the Company’s net interest margin was 4.03% and our net interest spread was 3.24%. In 2006, net interest margin was 4.25% and net interest spread was 3.61%.

Provision for Loan Losses. As noted previously, the Company recorded a $3.0 million provision for loan losses in the first six months of 2007, representing a significant increase from the $601,000 provision made in the same period of 2006. As was the case for the second quarter, the year-to-date provision for loan losses was significantly impacted by the downgrading of loans in the second quarter of 2007. In 2006, the level of provision for loan losses resulted from net loan charge-offs of $150,000 and accommodation for loan growth of $21.4 million.

Non-Interest Income. Year-to-date non-interest income for 2007 was $2.1 million, an increase of $840,000 from 2006. Generally, there were increases in many categories of non-interest income due to overall growth in loans and deposits resulting from the merger with Progressive and continued organic growth. Compared to last year, the Company had an increase in deposit service fees and charges of $309,000, an increase in gains on loans held for sale of $284,000 and also in other fees and income of $170,000. Deposit service charges were positively impacted by the growth in deposits both from existing branches and the Progressive merger. In addition to these increases, fees from pre-sold mortgages grew by $77,000 from $357,000 in the first six months of 2006 to $434,000 in the same period in 2007.

Non-Interest Expenses. Non-interest expenses increased by $2.3 million to $8.0 million for the six months ended June 30, 2007, from $5.8 million for the same period in 2006. Like non-interest income, there was an increase in all categories of non-interest expenses due to the additional offices acquired in the Progressive merger and organic growth. Salaries and employee benefits increased to $4.7 million in 2007 from $3.5 million in 2006 due mostly to the increase of Company personnel from 116 full-time equivalent employees at June 30, 2006 to 148 full-time equivalent employees at June 30, 2007. The increase in staff is due not only to the merger but also to the opening of a new branch location, and the hiring of additional backroom personnel. Also, the Company recognized $129,000 in compensation expense related to stock options vesting during the first half of 2007, compared to $32,000 during the same period in 2006. Occupancy and equipment expenses increased by $172,000 to $675,000 for the six months ended June 30, 2007. The increase in occupancy and equipment is due to the merger and the opening of the new branch. The following highlight other changes in non-interest expenses from the six months ended June 30, 2006 to the six months ended June 30, 2007:

•	Marketing and advertising expenses increased by $33,000 due to the 2nd quarter business checking campaign.

•	Data processing and other outsourced service expenses increased from $416,000 in 2006 to $690,000 in 2007 due to the new branches and operations center.

•

Professional service expenses increased from $215,000 in 2006 to $562,000 in 2007, due to increases for audit, legal, and other outsourced services related to compliance with section 404 of the Sarbanes Oxley Act, and to the aforementioned loan underwriting matters.

•

Other operating expense increased from $956,000 in 2006 to $1.2 million in 2007 due to general growth of the Company and $76,000 in amortization of the core deposit intangible resulting from the acquisition of Progressive’s deposits.

Provision for Income Taxes. The Company’s effective tax rate was 35% and 37% for the six months ended June 30, 2007 and 2006, respectively.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 17.8% of total assets at June 30, 2007.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise; the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $20.6 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $10.9 million of qualifying loans is pledged to the FHLB to secure borrowings. Another source of short-term borrowings is securities sold under agreements to repurchase. At June 30, 2007, total borrowings consisted of two advances from the FHLB totaling $5.5 million, securities sold under agreements to repurchase of $9.6 million and junior subordinated debentures of $12.4 million.

Total deposits were $502.3 million at June 30, 2007. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 65.6% of total deposits at June 30, 2007. Time deposits of $100,000 or more represented 29.5% of the

Company’s total deposits at June 30, 2007. At quarter end, the Company had $5.5 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While the Banks will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 10.0% at June 30, 2007. As the following table indicates, at June 30, 2007, the Company and its two bank subsidiaries exceeded regulatory capital requirements.

	At June 30, 2007
New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	14.17%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.92%	4.00%	6.00%
Leverage ratio	10.59%	4.00%	5.00%

	At June 30, 2007
New Century Bank	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	13.54%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.28%	4.00%	6.00%
Leverage ratio	10.09%	4.00%	5.00%

	At June 30, 2007
New Century Bank South	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	11.44%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.60%	4.00%	6.00%
Leverage ratio	9.14%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of New Century Bank. Under the current applicable regulatory guidelines, all of the trust preferred securities qualify as Tier 1 capital as of June 30, 2007. Management expects that the Company and both Banks will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

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

Item 4T.	Controls and Procedures

(a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, except for the material weakness disclosed in the Company’s 2006 annual report on Form 10-K, the Company’s disclosure controls and procedures are effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. Management is addressing the material weakness disclosed in the Company’s 2006 annual report on Form 10-K and is in the process of implementing new controls which are currently anticipated to remediate this material weakness by the end of 2007. These efforts include the engagement of a third-party credit review firm to assist in the review of loans and implementation of new internal controls.

(b) No changes in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders was held on May 30, 2007. Of 6,541,177 shares entitled to vote at the meeting, 4,242,085 shares voted. The following proposals were approved by shareholder vote at the meeting:

Proposal 1. Election of Directors. Votes for each nominee were as follows:

Name	For	Withheld
J. Gary Ciccone	4,055,335	186,750
Carlie C. McLamb	4,060,231	181,854
C.L. Tart, Jr.	4,085,454	156,631

The following six directors’ terms continued after the annual meeting:

T.C. Godwin, Jr.

Oscar N. Harris

Gerald Hayes

John McCauley

Anthony Rand

John Q. Shaw, Jr.*

* Mr. Shaw subsequently resigned from the Board of Directors.

Proposal 2: Ratification of the appointment of Dixon Hughes PLLC as the Company’s independent public accountants for 2007.

For	Against	Abstain
4,235,640	1,953	4,492

Item 6.	Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.

Date: August 13, 2007	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: August 13, 2007	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President and Chief Financial Officer