Form 10-Q
period 2007-09-30
NEW CENTURY BANCORP INC
filed 2007-11-14
CIK 1263762

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 000-50400

New Century Bancorp, Inc.

(Exact name of Registrant as specified in its charter)

North Carolina	20-0218264
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

700 W. Cumberland Street
Dunn, North Carolina	28334
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (910) 892-7080

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                         Accelerated Filer ☐                                 Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 7, 2007, the Registrant had outstanding 6,730,874 shares of Common Stock, $1 par value per share.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006*
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$10,820	$12,108
Interest-earning deposits in other banks	804	1,605
Federal funds sold	28,396	19,112
Investment securities available for sale, at fair value	61,094	63,914
Loans	459,132	427,948
Loans Held for Sale	3,581	1,552
Allowance for loan losses	(8,636)	(7,496)

NET LOANS	454,077	422,004

Accrued interest receivable	3,313	3,220
Stock in Federal Home Loan Bank of Atlanta, at cost	1,087	1,427
Stock in The Bankers Bank	51	51
Foreclosed real estate	387	164
Premises and equipment	10,820	9,855
Bank owned life insurance	6,868	6,672
Goodwill	8,674	8,674
Core deposit intangible	1,199	1,314
Other assets	4,738	2,845

TOTAL ASSETS	$592,328	$552,965

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$74,271	$70,186
Savings	46,776	45,570
Money market and NOW	50,434	49,944
Time	333,053	298,417

TOTAL DEPOSITS	504,534	464,117

Short term debt	12,974	16,441
Long term debt	12,372	12,372
Accrued interest payable	890	890
Accrued expenses and other liabilities	1,523	1,706

TOTAL LIABILITIES	532,293	495,526
Shareholder’s Equity
Common stock, $1 par value, 10,000,000 shares authorized; 6,730,874 and 6,497,022 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	6,731	6,497
Additional paid-in capital	40,597	39,177
Retained earnings	12,719	11,785
Accumulated other comprehensive loss	(12)	(20)

TOTAL SHAREHOLDERS’ EQUITY	60,035	57,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$592,328	$552,965

* Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$9,363	$8,426	$27,710	$22,385
Federal funds sold and interest-earning deposits in other banks	508	571	1,329	1,536
Investments	728	744	2,216	1,701

TOTAL INTEREST INCOME	10,599	9,741	31,255	25,622

INTEREST EXPENSE
Money market, NOW and savings deposits	635	585	1,891	1,579
Time deposits	4,267	3,306	12,180	8,563
Short term debt	149	148	548	342
Long term debt	238	302	705	898

TOTAL INTEREST EXPENSE	5,289	4,341	15,324	11,382

NET INTEREST INCOME	5,310	5,400	15,931	14,240
PROVISION FOR LOAN LOSSES	2,474	519	5,518	1,120

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,836	4,881	10,413	13,120

NON-INTEREST INCOME
Fees from presold mortgages	153	145	587	502
Service charges on deposit accounts	476	408	1,316	939
Gains on sale of loans held for sale	64	64	438	155
Other fees and income	206	248	629	501

TOTAL NON-INTEREST INCOME	899	865	2,970	2,097

NON-INTEREST EXPENSE
Personnel	2,323	2,272	6,982	5,792
Occupancy and equipment	351	328	1,026	831
Marketing and advertising	93	85	270	227
Professional fees	363	112	925	327
Information systems	343	288	1,032	704
Merger-related conversion costs	—	308	—	328
Other	683	636	1,931	1,572

TOTAL NON-INTEREST EXPENSE	4,156	4,029	12,166	9,781

INCOME (LOSS) BEFORE INCOME TAXES	(421)	1,717	1,217	5,436
INCOME TAXES	(147)	626	419	2,004

NET INCOME (LOSS)	$(274)	$1,091	$798	$3,432

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(.04)	$.17	$.12	$.62

Diluted	$(.04)	$.16	$.12	$.58

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,639,617	6,413,652	6,560,750	5,546,032

Diluted	6,639,617	6,740,816	6,761,640	5,885,027

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other com- prehensive loss	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2005	4,241,040	$4,241	$21,196	$7,814	$(277)	$32,974
Net income	—	—	—	3,432	—	3,432
Other comprehensive loss	—	—	—	—	(29)	(29)
Sale of common stock	1,150,000	1,150	18,717	—	—	19,867
Exercise of stock options	17,250	17	56	—	—	73
Shares issued to directors’ deferred compensation plan	1,521	2	37	—	—	39
Net tax effect related to stock option exercises	—	—	38	—	—	38
Stock based compensation	—	—	135	—	—	135

Balance at September 30, 2006	5,409,811	$5,410	$40,179	$11,246	$(306)	$56,529

Balance at December 31, 2006	6,497,022	$6,497	$39,177	$11,785	$(20)	$57,439
Adjustment related to the adoption of FASB Interpretation No. 48	—	—	—	136	—	136
Net income	—	—	—	798	—	798
Other comprehensive income	—	—	—	—	8	8
Exercise of stock options	233,852	234	940	—	—	1,174
Net tax effect related to stock option exercises	—	—	297	—	—	297
Stock based compensation	—	—	183	—	—	183

Balance at September 30, 2007	6,730,874	$6,731	$40,597	$12,719	$(12)	$60,035

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$798	$3,432
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,518	1,120
Depreciation and amortization	419	397
Gain on sale of premises and equipment	—	(8)
Stock-based compensation	183	135
Origination of loans held for sale	(5,789)	(9,158)
Proceeds from loans held for sale	4,198	11,257
Gain on sale of loans held for sale	(438)	(155)
Increase in cash surrender value of bank owned life insurance	(196)	(146)
Loss on sale of foreclosed real estate	17	15
Change in assets and liabilities:
Increase in accrued interest receivable	(93)	(719)
Increase in other assets	(2,172)	(336)
Increase (decrease) in accrued expenses and other liabilities	(47)	603

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,398	6,437

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	340	(124)
Purchase of bank owned life insurance	—	(600)
Purchases of investment securities available for sale	(11,712)	(26,496)
Maturities and prepayments of investment securities available for sale	14,746	12,127
Net increase in gross loans outstanding	(35,562)	(40,874)
Proceeds from sale of foreclosed real estate	35	468
Proceeds from sale of premises and equipment	—	15
Net cash paid for acquisition of Progressive State Bank	—	(1,864)
Purchases of premises and equipment	(1,471)	(1,241)

NET CASH USED BY INVESTING ACTIVITIES	(33,624)	(58,589)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	40,417	29,285
Proceeds from issuance of common stock in secondary offering	—	19,867
Increase (decrease) in short term debt	(3,467)	3,049
Maturity of long term debt	—	(5,500)
Proceeds from shares issued to directors’ deferred plan	—	39
Tax benefit from exercise of stock options	297	38
Proceeds from the exercise of stock options	1,174	73

NET CASH PROVIDED BY FINANCING ACTIVITIES	38,421	46,851

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,195	(5,301)
CASH AND CASH EQUIVALENTS, BEGINNING	32,825	56,481

CASH AND CASH EQUIVALENTS, ENDING	$40,020	$51,180

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$15,324	$11,089
Income taxes paid	1,949	2,399
Non-cash transactions:
Unrealized gain (loss) on investment securities available for sale, net of tax	8	(29)
Transfer from loans to foreclosed real estate	275	97
Merger Acquisition:
Fair value of assets acquired	$—	$73,797
Cash paid	—	(17,177)

Liabilities assumed	$—	$56,620

See accompanying notes.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

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

All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. This quarterly report should be read in conjunction with the Annual Report.

NOTE B—PER SHARE RESULTS

Basic net income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. There were 104,950 anti-dilutive options as of September 30, 2007 and no anti-dilutive options outstanding as of September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average common shares used for basic net income per share	6,639,617	6,413,652	6,560,750	5,546,032
Effect of dilutive stock options	—	327,164	200,890	338,995

Weighted average common shares used for diluted net income per share	6,639,617	6,740,816	6,761,640	5,885,027

All references to average shares outstanding, price per share, and net income per share have been adjusted to reflect a six-for-five stock split that was effected in December 2006.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE C—COMPREHENSIVE INCOME

A summary of comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Net income (loss)	$(274)	$1,091	$798	$3,432

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	634	(345)	12	(47)
Tax effect	(244)	133	(4)	18

Total	390	(212)	8	(29)

Total comprehensive income	$116	$1,303	$806	$3,403

NOTE D—INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Income Tax Uncertainties, an interpretation of FASB Statement No 109 (the “Interpretation”). This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. As a result of the initial adoption of this Interpretation, retained earnings were increased by $136,000 and accrued expenses were reduced by the same amount. As of January 1, 2007, there were no uncertain tax positions. The amount of uncertain tax positions may increase or decrease in the future for various reasons including adding amounts for current tax positions, expiration of open tax returns due to statutes of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

NOTE E—RELATED PARTY TRANSACTION

In October 2007, New Century Bank South purchased a portion of the building that houses its Raeford Road branch from one of its directors for $1.4 million. This additional office space will be used by lending and administrative staff. New Century Bank South obtained an appraisal of the property’s value from an independent third party appraiser and the transaction was subject to prior approval by a committee of disinterested directors.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE F— MEMORANDUM OF UNDERSTANDING

The Board of Directors of New Century Bank has entered into a Memorandum of Understanding with the FDIC and the North Carolina Commissioner of Banks as a result of a joint examination by the FDIC and the North Carolina Commissioner’s Office commenced on April 30, 2007. The Memorandum of Understanding sets forth certain actions required to be taken by management of New Century Bank to rectify unsatisfactory conditions identified by the federal and state banking regulators. The primary issues to be addressed by management relate to New Century Bank’s lending function, including conducting extensive loan risk rating reviews; addressing problem loans and enhancing the credit administration department; improving loan documentation, policies and procedures; and correcting known violations of rules, regulations and policies.

The Board of Directors of New Century Bank believes that implementation of the provisions of the Memorandum of Understanding will be beneficial to the bank’s future operations and has agreed with the regulators to cause the bank to move in good faith for a complete and timely response to the elements of the Memorandum.

NOTE G—RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of SFAS No. 133 and 140” provides entities relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS 133. This statement allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of fiscal years beginning after September 15, 2006. The Company adopted SFAS No. 155 on January 1, 2007 with no material impact on its financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140” requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company adopted SFAS No. 156 on January 1, 2007 with no material impact on its financial statements.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE G—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159), “The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. This Statement is intended to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 2007. The Company is currently evaluating the impact the SFAS No. 159 may have on its consolidated financial statements.

EITF 06-4—The Emerging Issues Task Force (EITF) reached a consensus at its September 2006 meeting regarding EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. This EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is currently evaluating the impact of EITF 06-4 on its consolidated financial statements.

EITF 06-10—The Emerging Issues Task Force (EITF) reached a consensus at its March 2007 meeting regarding EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company has not determined the impact of adopting EITF 06-10 on its consolidated financial statements.

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

Overview

The Company is a commercial bank holding company that was organized on September 19, 2003 and has two banking subsidiaries, New Century Bank, which was acquired as part of the Bank’s holding company reorganization, and New Century Bank South, a de novo institution which commenced operations in January 2004 (collectively referred to as the “Banks”). At the close of business on July 13, 2006, the Company completed an acquisition of Progressive State Bank (“Progressive”), a North Carolina chartered bank headquartered in Lumberton, NC. Under the terms of the Agreement, 100% of Progressive was merged with and into New Century Bank South. In September 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of New Century Bank. New Century Statutory Trust I is not a consolidated subsidiary of the Company. The Company’s only business activity is the ownership of the Banks and New Century Statutory Trust I. This discussion focuses primarily on the financial condition and operating results of the Banks.

The Banks’ lending activities are oriented to the consumer/retail customer as well as to the small-to medium-sized businesses located in Bladen, Harnett, Hoke, Cumberland, Johnston, Robeson, Sampson, and Wayne counties. The Banks offer the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Banks include small business and personal checking, savings accounts and certificates of deposit. The Banks concentrate on customer relationships in building their customer deposit base and compete aggressively in the area of transaction accounts. In July 2007, the Company announced its decision to consolidate its branch locations at 308 North Chestnut Street in Lumberton and 7482 Albert Street in Dublin into its location at 4400 Fayetteville Road in Lumberton. This consolidation took place on October 19, 2007 and the estimated costs associated with the closing are included in non-interest expenses as of September 30, 2007.

The Board of Directors of New Century Bancorp, as well as the boards of directors of New Century Bank and New Century Bank South, have voted to merge the two banks in early 2008. Pending regulatory approval, the merged bank will be called New Century Bank and the headquarters and operations center of the merged bank will be in Dunn, NC. A 15-member holding company board, which will also serve as the board of directors of the bank, will include current directors from both banks.

All references to average shares outstanding, price per share, and net income per share have been adjusted to reflect a six-for-five stock split that was effected in December 2006.

Comparison of Financial Condition at

September 30, 2007 and December 31, 2006

During the first nine months of 2007, total assets grew by $39.3 million from $553.0 million at December 31, 2006 to $592.3 million at September 30, 2007. Earning assets at September 30, 2007 totaled $545.5 million and consisted of $454.1 million in net loans, $61.1 million in investment securities, $29.2 million in overnight investments and interest-bearing deposits in other banks and $1.1 million in non-marketable equity securities. Total deposits and shareholders’ equity at September 30, 2007 were $504.5 million and $60.0 million, respectively.

Since the end of 2006, gross loans have grown by $33.2 million to $462.7 million as of September 30, 2007. Gross loans as of September 30, 2007 consisted of $81.9 million in commercial and industrial loans, $121.5 million in commercial real estate loans, $13.5 million in multi-family residential loans, $24.0 million in consumer loans, $122.5 million in residential real estate, and $82.4 million in construction loans. As of September 30, 2007 and December 31, 2006, there were $3.6 million and $1.3 million, respectively, of loans held for sale included in gross loans. These loans are guaranteed by the Small Business Administration (“SBA”) and sold in the secondary market.

The Board of Directors of New Century Bank has entered into a Memorandum of Understanding with the FDIC and the North Carolina Commissioner of Banks, which sets forth certain actions required to be taken by management of New Century Bank. The primary issues to be addressed by management relate to New Century Bank’s lending function, including conducting extensive loan risk rating reviews; addressing problem loans and enhancing the credit administration department; improving loan documentation, policies and procedures; and correcting known violations of rules, regulations and policies.

These underwriting and credit administration matters were identified by New Century Bank’s management in early 2007 and continue to be evaluated through an extensive review of the bank’s loan portfolio, both internally and with the assistance of an external credit review firm. By the end of third quarter 2007, independent third parties had reviewed more than 60% of the New Century Bank loan portfolio. Management has continued to make changes to New Century Bank’s credit administration function to address and correct shortcomings and also to remediate the material weakness in certain controls related to lending and loan underwriting that was identified as part of the assessment of disclosure controls and procedures controls as of December 31, 2006.

At September 30, 2007, the overall past due percentage of loans, excluding loans held for sale, increased 31 basis points during the first nine months of 2007 from 1.12% to 1.43%. Non-performing loans, which include restructured loans, non-accruing loans, and loans 90 days or more past due and still accruing interest, increased $3.7 million during the first nine months of 2007 to $6.3 million. Of the $3.7 million increase in nonperforming loans, $2.9 million or approximately 78% was concentrated in eight credit relationships that exceeded $100,000. The percentage of non-performing loans to total loans excluding loans held for sale increased 46 basis points to 1.36% at September 30, 2007.

The Company’s impaired loans, which includes all non-performing loans as defined above and other loans deemed to be impaired in accordance with SFAS 114, decreased from $11.8 million at December 31, 2006 to $9.7 million at September 30, 2007 due mostly to impaired loans that were charged off. The decrease was partially offset by an increase in loans in non-accrual status and additional loans being classified as impaired in accordance SFAS 114 during the third quarter. The allowance for loan losses, which totaled $8.6 million at quarter-end, increased 13 basis points to 1.88% of gross loans, excluding loans held for sale, at September 30, 2007 from 1.75% at December 31, 2006. The increase in the allowance resulted from increases to the allowance allocable to the aforementioned downgraded credits which were partially offset by year-to-date charge-offs of $4.4 million. Management believes the allowance for loan losses as of September 30, 2007 is appropriate in light of the risk inherent within the Company’s loan portfolio.

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At September 30, 2007, federal funds sold were $28.4 million, an increase of $9.3 million from the $19.1 million held as of December 31, 2006. The Company also holds an investment of $1.1 million in the form of Federal Home Loan Bank stock with an annualized yield of 6.0%. Interest-earning deposits in other banks decreased from $1.6 million at December 31, 2006 to $804,000 as of September 30, 2007. The Company’s investment securities as of September 30, 2007 were $61.1 million, a decrease of $2.8 million from December 31, 2006. The investment portfolio as of September 30, 2007 consisted of $28.9 million in government agency debt securities, $26.4 million in mortgage-backed securities and $5.9 million in municipal securities. The unrealized loss on these securities was $17,000.

The Company also has an investment in bank owned life insurance of $6.9 million, which increased $196,000 from December 31, 2006 due to an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

At September 30, 2007, non-earning assets were $38.0 million, which reflects a decrease of $199,000 from the $39.9 million as of December 31, 2006. Non-earning assets as of September 30, 2007 included $10.8 million in cash and due from banks, bank premises and equipment of $10.8 million, goodwill of $8.7 million, core deposit intangible of $1.2 million, accrued interest receivable of $3.3 million, and other assets of $4.7 million.

Total deposits at September 30, 2007 were $504.5 million and consisted of $74.3 million in non-interest-bearing demand deposits, $50.4 million in money market and NOW accounts, $46.8 million in savings accounts, and $333.1 million in time deposits. Total deposits grew by $40.4 million from $464.1 million as of December 31, 2006. Most of this increase came from growth in time deposits, which grew by $34.6 million. Brokered deposits totaled $5.5 million or 1.1% of quarter end deposits.

As of September 30, 2007, the Company had $13.0 million in short-term debt and $12.4 million in long-term debt. Short-term debt consisted of repurchase agreements with local customers. Long-term debt consisted of $12.4 million of junior subordinated debentures that were issued in September 2004. The proceeds of the junior subordinated debentures have provided capital for the expansion of New Century Bank.

Total shareholders’ equity at September 30, 2007 was $60.0 million, an increase of $2.6 million from $57.4 million as of December 31, 2006. Most of this increase is attributed to net income of nearly $798,000 and $1.5 million from the exercise of stock options. As a result of the initial adoption of Accounting Standards Board Interpretation No. 48, Accounting for Income Tax Uncertainties, an interpretation of FASB Statement No 109, the Company recorded an increase in opening retained earnings of $136,000. Other changes in shareholders’ equity were $183,000 in stock based compensation and other comprehensive income of $8,000.

Comparison of Results of Operations for the

Three months ended September 30, 2007 and 2006

General. During the third quarter of 2007, the Company incurred a net loss of approximately $274,000 as compared with net income of approximately $1.1 million for the same quarter in 2006. Net loss per share for the quarter was $(.04) per share, basic and diluted, compared with net income per share of $.17 per share-basic and $.16 per share-diluted, for the third quarter of 2006. The decrease in net income resulted primarily from an increase in the provision for loans losses from $519,000 in the third quarter of 2006 to $2.5 million in the same period of 2007. Included in the 2006 results is $308,000 in one-time systems conversion expenses that were related to the acquisition of Progressive in July 2006 but could not be capitalized to goodwill under purchase accounting.

Net Interest Income. Net interest income decreased by $90,000 to $5.3 million for third quarter 2007. The Company’s total interest income benefited from growth in interest-earning assets, partially offset by a reduction in the yield on those assets. Average total interest-earning assets were $544.9 million in the third quarter of 2007 compared with $484.7 million during the same period in 2006 and the yield on those assets decreased 25 basis points from 7.97% to 7.72%. During the second half of 2006, the Company promoted a home equity line of credit product with a one-year teaser rate of 4.99%. Upon the one-year anniversary of the lines, the 4.99% rates will expire and the lines will reprice to higher rates. Earning asset yields in the third quarter of 2007 were also impacted by interest income reversed when loans went into non-accrual status.

The Company’s average interest-bearing liabilities grew by $57.8 million to $454.3 million for the quarter ended September 30, 2007 from $396.5 million for the same period one year earlier, while the cost of those funds increased from 4.34% to 4.62% or 28 basis points. During the third quarter of 2007, the Company’s net interest margin was 3.87% and net interest spread was 3.64%. For the quarter ended September 30, 2006, net interest margin was 4.42% and net interest spread was 3.63%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $2.5 million provision for loan losses in the third quarter of 2007, representing an increase of $2.0 million from the $519,000 provision made in the same period of 2006. In the third quarter of 2007, the level of provision for loan losses was affected by net charge-offs of $488,000, the downgrading of loans necessitated by deficiencies in the underwriting for certain loans included in the loan portfolio of the Company’s subsidiary, New Century Bank, and an increase in the level of nonperforming loans. Also, an assessment has been made in the level of loan loss potential due to continued drought conditions in the Company’s market area. This assessment also contributed to the increase in the level of the allowance. In the third quarter of 2006, the level of the provision for loan losses resulted principally from net loan charge-offs of $717,000.

Non-Interest Income. Non-interest income for the quarter ended September 30, 2007 was $899,000, an increase of $34,000 from the third quarter of 2006. Compared to the third quarter of last year, the Company had increases in deposit service fees and charges of $68,000 and fees from pre-sold mortgages of $8,000. These increases were partially offset by a reduction in other fees and income of $42,000, due mostly to commissions from brokerage referrals declining by $22,000 and commissions from credit life insurance declining by $14,000.

Non-Interest Expenses. Non-interest expenses increased by $127,000 to $4.2 million for the quarter ended September 30, 2007, from $4.0 million for the same period in 2006. The following are highlights of the significant changes in non-interest expenses from the third quarter of 2006 to the third quarter of 2007:

•	Marketing and advertising expenses increased from $85,000 in 2006 to $93,000 in 2007 due to higher expenses in 2006 related to the promotion of a special home equity line of credit product.
•

Data processing and other outsourced service expenses increased from $288,000 in 2006 to $343,000 in 2007 due to the acquisition of Progressive and internal growth in the number of loan and deposit accounts.

•

Professional service expenses increased from $112,000 in 2006 to $363,000 in 2007, due to increases for audit, legal, and other outsourced services related to compliance with section 404 of the Sarbanes Oxley Act, and for consulting fees incurred as a result of the aforementioned loan underwriting matters.

Provision for Income Taxes. The Company’s effective tax rate was (34.9%) and 36.5% for the quarters ended September 30, 2007 and 2006, respectively.

Comparison of Results of Operations for the

Nine months ended September 30, 2007 and 2006

General. During the first nine months of 2007, the Company generated net income of approximately $798,000 compared with net income of $3.4 million for the same period in 2006. Year-to-date net income was $.12 per share, basic and diluted, compared with net income per share of $.62 per share-basic and $.58 per share-diluted, for the same period in 2006. The decrease in net income is directly related to the increase in the provision for loan losses from $1.1 million in 2006 to $5.5 million in 2007.

Net Interest Income. Net interest income increased by $1.7 million to $15.9 million for the first nine months of 2007. The Company’s total interest income benefited from growth in interest-earning assets, partially due to the acquisition of Progressive. Average total interest-earning assets were $536.3 million in the first nine months of 2007 compared with $441.7 million during the same period in 2006 and the yield on those assets increased 3 basis points from 7.76% to 7.79%. During the second half of 2006, the Company promoted a home equity line of credit product with a one-year teaser rate of 4.99%. Upon the one-year anniversary of the lines, the 4.99% rates will expire and the lines will reprice to higher rates. Earning asset yields in the first nine months of 2007 were also impacted by interest income reversed when loans went into non-accrual status.

The Company’s average interest-bearing liabilities grew by $78.5 million to $446.8 million for the first nine months of 2007 from $368.0 for the same period one year earlier, while the cost of those funds increased from 4.13% to 4.59% or 46 basis points. In 2007, the Company’s net interest margin was 3.97% and our net interest spread was 3.27%. In 2006, net interest margin was 4.31% and net interest spread was 3.62%.

Provision for Loan Losses. The Company recorded a $5.5 million provision for loan losses in the first nine months of 2007, representing a significant increase from the $1.1 million provision made in the same period of 2006. The year-to-date provision for loan losses was significantly impacted by the downgrading of loans in the second and third quarters of 2007 resulting from both internal and external loan reviews, an increase in the level of non-performing loans, and year-to-date charge-offs of $4.4 million. In 2006, the level of provision for loan losses resulted from net loan charge-offs of $866,000 and accommodation for loan growth of $74.0 million.

Non-Interest Income. Year-to-date non-interest income for 2007 was $3.0 million, an increase of $873,000 from 2006. Generally, there were increases in many categories of non-interest income due to overall growth in loans and deposits resulting from the merger with Progressive and continued organic growth. Compared to last year, the Company had an increase in deposit service fees and charges of $377,000, an increase in gains on loans held for sale of $283,000 and also in other fees and income of $128,000. Deposit service charges were positively impacted by the growth in deposits both from existing branches and the Progressive merger. In addition to these increases, fees from pre-sold mortgages grew by $85,000 from $502,000 in the first nine months of 2006 to $587,000 in the same period in 2007.

Non-Interest Expenses. Non-interest expenses increased by $2.4 million to $12.2 million for the nine months ended September 30, 2007, from $9.8 million for the same period in 2006. Like non-interest income, there was an increase in all categories of non-interest expenses due to the additional offices acquired in the Progressive merger and organic growth. Salaries and employee benefits increased to $7.0 million in 2007 from $5.8 million in 2006 due mostly to the increase of Company personnel during 2007 compared to 2006. Occupancy and equipment expenses increased by $195,000 to $1.0 million for the nine months ended September 30, 2007. The increase in occupancy and equipment is due to the merger and the opening of the new branch. The following highlight other changes in non-interest expenses from the nine months ended September 30, 2006 to the nine months ended September 30, 2007:

•	Data processing and other outsourced service expenses increased from $704,000 in 2006 to $1.0 million in 2007 due to growth in the Company.
•

Professional service expenses increased from $327,000 in 2006 to $925,000 in 2007, due to increases for audit, legal, and other outsourced services related to compliance with section 404 of the Sarbanes Oxley Act, and to the aforementioned loan underwriting matters.

•

Other operating expense increased from $1.6 million in 2006 to $1.9 million in 2007 due to general growth of the Company and an increase of $77,000 in amortization of the core deposit intangible resulting from the acquisition of Progressive’s deposits.

Provision for Income Taxes. The Company’s effective tax rate was 34% and 37% for the nine months ended September 30, 2007 and 2006, respectively. The effective tax rate in the first nine months of 2007 was impacted by lower net income during that period compared to the prior year.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 17.1% of total assets at September 30, 2007.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise; the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $20.6 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $11.5 million of qualifying loans is pledged to the FHLB to secure borrowings. Another source of short-term borrowings is securities sold under agreements to repurchase. At September 30, 2007, total borrowings consisted of securities sold under agreements to repurchase of $13 million and junior subordinated debentures of $12.4 million.

Total deposits were $504.5 million at September 30, 2007. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 66% of total deposits at September 30, 2007. Time deposits of $100,000 or more represented 29.4% of the Company’s total deposits at September 30, 2007. At quarter end, the Company had $5.5 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While the Banks will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 10.1% at September 30, 2007. As the following table indicates, at September 30, 2007, the Company and its two bank subsidiaries exceeded regulatory capital requirements.

	At September 30, 2007
New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement

Total risk-based capital ratio	14.24%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.99%	4.00%	6.00%
Leverage ratio	10.71%	4.00%	5.00%

	At September 30, 2007
New Century Bank	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement

Total risk-based capital ratio	13.31%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.05%	4.00%	6.00%
Leverage ratio	9.96%	4.00%	5.00%

	At September 30, 2007
New Century Bank South	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement

Total risk-based capital ratio	11.60%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.66%	4.00%	6.00%
Leverage ratio	9.25%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of New Century Bank. Under the current applicable regulatory guidelines, all of the trust preferred securities qualify as Tier 1 capital as of September 30, 2007. Management expects that the Company and both Banks will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

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

Item 4T. Controls and Procedures

(a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, except for the material weakness disclosed in the Company’s 2006 annual report on Form 10-K, the Company’s disclosure controls and procedures are effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. Management is addressing the material weakness disclosed in the Company’s 2006 annual report on Form 10-K and is in the process of implementing new controls designed to remediate this material weakness.

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

NEW CENTURY BANCORP, INC.

Date: November 14, 2007	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President and Chief Financial Officer