Form 10-K
period 2007-12-31
NEW CENTURY BANCORP INC
filed 2008-03-31
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $1.00 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ 73,133,225

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date. 6,779,183 shares outstanding as of March 20, 2008

Documents Incorporated by Reference.

Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders as filed pursuant to Section 14 of the

Securities Exchange Act of 1934, incorporated into Part III of this Form 10-K

FORM 10-K CROSS-REFERENCE INDEX

PART I		FORM 10-K	PROXY STATEMENT	ANNUAL REPORT

Item 1 –	Business	X
Item 2 –	Properties	X
Item 3 –	Legal Proceedings	X
Item 4 –	Submission of Matters to a Vote of Security Holders	X

PART II

Item 5 –	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	X
Item 6 –	Selected Financial Data	X
Item 7 –	Management’s Discussion and Analysis of Financial Condition and Results of Operation	X
Item 7A –	Quantitative and Qualitative Disclosures About Market Risk	X
Item 8 –	Financial Statements and Supplementary Data	X
Item 9 –	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	X
Item 9A(T) – Controls and Procedures		X
Item 9B –	Other Information	X

PART III

Item 10 –	Directors, Executive Officers and Corporate Governance	X	X
Item 11 –	Executive Compensation		X
Item 12 –	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	X	X
Item 13 –	Certain Relationships and Related Transactions, and Director Independence		X
Item 14 –	Principal Accountant Fees and Services		X

PART IV

Item 15 –	Exhibits and Financial Statement Schedules	X

PART I

ITEM 1 – BUSINESS

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

New Century Bank South was incorporated on December 23, 2003 as a North Carolina-chartered commercial bank, opened for business on January 2, 2004, and is located at 2818 Raeford Road, Fayetteville, North Carolina 28303.

The Board of Directors of New Century Bancorp as well as the boards of directors of New Century Bank and New Century Bank South, voted to merge the two banks in early 2008. The merged bank will be called New Century Bank and the headquarters and operations center of the merged bank will be in Dunn, North Carolina. A 15-member holding company board, which will also serve as the board of directors of the bank, will include current directors from both banks.

The Federal Deposit Insurance Corporation (FDIC) and the North Carolina Commissioner of Banks have approved the application for merger submitted by New Century Bancorp to merge its two subsidiary banks, New Century Bank and New Century Bank South.

The Banks operate for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in their respective market areas. The Banks offer a range of banking services including checking and savings accounts, commercial, consumer, mortgage and personal loans, and other associated financial services.

Primary Market Area

The Registrant’s market area consists of southeastern North Carolina. The Registrant’s market area has a population of over 906,000 with an average household income of over $36,800

The June 2007 total deposits in the Registrant’s market area exceeded $7.5 billion. The leading economic components of Harnett and Johnston Counties are services, manufacturing, and retail trade. In contrast, Cumberland County’s leading sector is federal military government, followed by services and retail trade. In Sampson County, leading employers include manufacturing, services, and state and local government. Wayne County’s leading sectors are federal military government, services and retail trade and agriculture. The largest employers in the Registrant’s market area include Kelly-Springfield Tires, Black & Decker, Bayer, Morganite, Inc. and the United States military.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. As of June 30, 2007 data provided by the FDIC Deposit Market Share Report indicated that, within the Registrant’s market area, there were 222 offices of 23 other commercial and savings institutions (28 in Harnett County, 40 in Johnston County, 4 in Hoke County, 65 in Cumberland County, 34 in Robeson County, 16 in Sampson County, and 35 in Wayne County).

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

Employees

As of December 31, 2007, the Registrant employed 144 full time equivalent employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes relations with its employees to be good.

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

Deposit Insurance. As member institutions of the FDIC, the Banks’ deposits are insured up to a per depositor maximum of $250,000 for certain retirement accounts and $100,000 for all other accounts through the Deposit Insurance Fund, administered by the FDIC. All FDIC member institutions, including the Banks, are required to pay semi-annual deposit insurance premium assessments to the FDIC. The FDIC determines the Banks’ deposit insurance assessment rates on the basis of four risk categories. The Banks’ assessments are determined by a formula that ranges from 0.02% to 0.04% at the lowest assessment category up to a maximum assessment of 0.40% of each Banks’ average deposit base, with the exact assessment determined by each Bank’s assets, its capital and the FDIC’s supervisory opinion of its operations. The insurance assessment rate may change periodically and was significantly increased for all depository institutions during 2007. Increases in the assessment rate may have an adverse effect on the Banks’ operating results. The FDIC has the authority to terminate deposit insurance.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2007, the Registrant was classified as well capitalized with Tier 1 and Total Risk-Based Capital of 13.51% and 14.77%, respectively.

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

Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. The FDIC Improvement Act provides for, among other things:

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

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Registrant’s ability to pay cash dividends depends upon the cash dividends the Registrant receives from the Banks. At present, the Registrant’s only source of income is dividends paid by the Banks and interest earned on any investment securities the Registrant holds. The Registrant must pay all of its operating expenses from funds it receives from the Banks. Therefore, shareholders may receive dividends from the Registrant only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings where the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the Banks to us will likely be limited to amounts needed to pay any separate expenses of the Registrant and/or to make required payments on our debt obligations, including the debentures which underlie our trust preferred securities.

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

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Banks, the Registrant, any subsidiary of the Registrant and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tying arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

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

ITEM 1A – RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2 – PROPERTIES

The following table sets forth the location of the main and branch offices of the Registrant’s subsidiary depository institutions, New Century Bank and New Century Bank South, as well as certain information relating to these offices.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased
New Century Bank Main Office 700 West Cumberland Street Dunn, NC 28334	2001	12,600	Owned
Clinton Office 506 South East Boulevard Clinton, NC 28328	2002	2,200	Leased
Sunset Avenue Office 1519 Sunset Avenue Clinton, NC 28328	2005	2,200	Leased
Goldsboro Office 431 North Spence Avenue Goldsboro, NC 27534	2005	6,300	Owned
Lillington Office 818 McKinney Parkway Lillington, NC 27546	2007	4,500	Owned
New Century Bank South Main Office 2818 Raeford Road Fayetteville, NC 28303	2004	10,000	Owned
Ramsey Street Office 6390 Ramsey Street Fayetteville, NC 28311	2007	2,500	Owned
Lumberton Office 4400 Fayetteville Road Lumberton, NC 28358	2006	3,500	Owned
Pembroke Office 410 East Third Street Pembroke, NC 28372	2006	1,600	Owned
Raeford Office 720 Harris Avenue Raeford, NC 28376	2006	2,900	Owned

ITEM 3 – LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant, or any of its subsidiaries, is a party, or of which any of their property is the subject.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders during the fourth quarter of 2007.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Out common stock is quoted on the NASDAQ Global Market under the trading symbol “NCBC.” Howe Barnes Hoefer & Arnett, Ryan Beck & Company, Morgan Keegan, McKinnon & Company, Sandler O’Neill & Partners, L.P., and Scott & Stringfellow provide bid and ask quotes for our common stock. At December 31, 2007, there were 6,730,874 shares of common stock outstanding, which were held by 1,470 shareholders of record.

	Sales Prices (1)
	High	Low
2007
First Quarter	$16.33	$14.75
Second Quarter	14.90	12.42
Third Quarter	12.50	9.00
Fourth Quarter	10.87	8.25

2006
First Quarter	$20.83	$16.83
Second Quarter	17.50	15.75
Third Quarter	16.83	16.08
Fourth Quarter	20.06	16.04

(1)	Adjusted for a 20% stock dividend in December 2006.

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$41,598	$35,812	$24,679	$15,408	$9,360
Total interest expense	20,653	16,167	10,089	5,187	3,217

Net interest income	20,945	19,645	14,590	10,221	6,143
Provision for loan losses	5,974	2,779	2,172	1,684	1,042

Net interest income after provision for loan losses	14,971	16,866	12,418	8,537	5,101
Total non-interest income	3,870	3,278	2,496	1,692	1,134
Total non-interest expense	16,229	13,816	9,129	6,962	4,833

Income before income taxes	2,612	6,328	5,785	3,267	1,402
Provision for income taxes	953	2,358	2,164	1,173	496

Net income	$1,659	$3,970	$3,621	$2,094	$906

Per Share Data: (1)
Earnings per share—basic	$.25	$.69	$.72	$.42	$.22
Earnings per share—diluted	.24	.65	.66	.40	.21
Market Price
High	16.33	20.83	23.75	16.81	9.18
Low	8.25	15.75	10.56	8.02	6.89
Close	8.25	16.99	20.63	11.39	8.19
Book value	9.09	8.84	6.48	5.82	5.42
Tangible book value	7.63	7.30	6.48	5.82	5.42

Selected Year-End Balance Sheet Data:
Loans	$442,875	$427,948	$321,670	$262,750	$151,930
Allowance for loan losses	8,314	7,496	5,298	3,598	2,355
Other interest-earning assets	100,292	87,811	96,059	51,051	31,059
Goodwill and core deposit intangible	9,834	9,988	—	—	—
Total assets	591,025	552,965	436,367	328,311	191,813
Deposits	498,122	464,117	367,003	270,230	151,971
Borrowings	29,339	28,813	34,115	27,057	11,714
Shareholders’ equity	61,173	57,439	32,974	29,444	27,266

Selected Average Balances:
Total assets	$583,809	$491,849	$381,494	$277,432	$159,360
Loans	449,799	369,110	301,510	222,425	121,587
Total interest-earning assets	539,526	458,974	362,669	261,217	150,227
Goodwill and core deposit intangible	9,910	4,087	—	—	—
Deposits	493,989	412,077	317,648	231,510	131,852
Total interest-bearing liabilities	450,466	381,514	303,889	214,109	118,726
Shareholders’ equity	59,888	45,614	31,583	30,483	21,808

Selected Performance Ratios:
Return on average assets	.28%	.81%	.95%	.75%	.57%
Return on average equity	2.77%	8.70%	11.47%	6.87%	4.15%
Net interest margin (5)	3.93%	4.33%	4.06%	3.95%	4.16%
Net interest spread (5)	3.18%	3.62%	3.52%	3.51%	3.59%
Efficiency ratio (2)	65.40%	60.27%	53.43%	58.44%	66.41%

Asset Quality Ratios:
Nonperforming loans to period-end loans (3)	1.13%	.75%	.26%	.07%	.08%
Allowance for loan losses to period-end loans (4)	1.88%	1.75%	1.65%	1.37%	1.58%
Net loan charge-offs to average loans	1.15%	.27%	.16%	.20%	.19%

	At or for the year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Capital Ratios:
Total risk-based capital	14.77%	14.63%	14.54%	16.76%	18.61%
Tier 1 risk-based capital	13.51%	13.38%	12.93%	15.51%	17.36%
Leverage ratio	10.77%	10.95%	10.56%	12.52%	14.64%
Equity to assets ratio	10.35%	10.39%	7.56%	8.97%	14.21%

Other Data:
Number of banking offices	10	11	5	4	3
Number of full time equivalent employees	144	156	92	72	55

(1)	Adjusted for all years presented to reflect the effects of a 20% stock dividend in December 2006, a three-for-two stock split in July 2005 and 10% stock dividends in June 2004 and September 2003, respectively.
(2)	Efficiency ratio is calculated as non-interest expenses divided by the sum of net interest income and non-interest income.
(3)	Nonperforming loans consist of non-accrual loans and restructured loans.
(4)	Allowance for loan losses to period-end loans ratio excludes loans held for sale
(5)	Fully taxable equivalent basis

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes contained elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors, many of which are beyond our control. The following discussion is intended to assist in understanding the financial condition and results of operations of New Century Bancorp, Inc. Because New Century Bancorp, Inc. has no material operations and conducts no business on its own other than owning its consolidated subsidiaries, New Century Bank, New Century Bank South and its unconsolidated subsidiary, New Century Statutory Trust I, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the bank subsidiaries. However, for ease of reading and because the financial statements are presented on a consolidated basis, New Century Bancorp, Inc., New Century Bank and New Century Bank South are collectively referred to herein as the Company unless otherwise noted. All references in this Annual Report to net income per share, price per share, book value per share and weighted average common and common equivalent shares outstanding have been adjusted to reflect a three-for-two stock split in July 2005 and a 20% stock dividend in December 2006.

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

The Board of Directors of New Century Bancorp as well as the boards of directors of New Century Bank and New Century Bank South, voted to merge the two banks in early 2008. The merged bank will be called New Century Bank and the headquarters and operations center of the merged bank will be in Dunn, North Carolina. A 15-member holding company board, which will also serve as the board of directors of the bank, will include current directors from both banks.

The Federal Deposit Insurance Corporation (FDIC) and the North Carolina Commissioner of Banks have approved the application for merger submitted by New Century Bancorp to merge its two subsidiary banks, New Century Bank and New Century Bank South.

The Banks’ lending activities are oriented to the consumer/retail customer as well as to the small-to-medium sized businesses located in southeastern North Carolina. The Banks offer the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Banks include small business and personal checking, savings accounts and certificates of deposit. The Banks concentrate on customer relationships in building their customer deposit base and compete aggressively in the area of transaction accounts.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

YEARS ENDED DECEMBER 31, 2007 AND 2006

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except share and per share data)
2007
Interest Income	$10,020	$10,638	$10,599	$10,341
Interest Expense	4,883	5,153	5,289	5,329

Net Interest Income	5,137	5,485	5,310	5,012
Provision for loan losses	150	2,894	2,474	456

Net interest income after provision for loan losses	4,987	2,591	2,836	4,556
Non interest income	911	1,161	899	901
Non interest expense	3,874	4,138	4,156	4,062

Income before taxes	2,024	(386)	(421)	1,395
Income taxes (benefit)	755	(189)	(147)	534

Net income (loss)	$1,269	$(197)	$(274)	$861

Net income (loss) per share
Basic	$.20	$(.03)	$(.04)	$.13
Diluted	.19	(.03)	(.04)	.13
Average shares outstanding
Basic	6,500,367	6,540,736	6,639,617	6,730,874
Diluted	6,790,465	6,540,736	6,639,617	6,741,132

2006
Interest Income	$7,652	$8,227	$9,741	$10,190
Interest Expense	3,321	3,719	4,341	4,785

Net Interest Income	4,331	4,508	5,400	5,405
Provision for loan losses	408	192	519	1,659

Net interest income after provision for loan losses	3,923	4,316	4,881	3,746
Non interest income	553	678	865	1,182
Non interest expense	2,738	3,014	4,029	4,035

Income before taxes	1,738	1,980	1,717	893
Income taxes	669	709	626	354

Net income	$1,069	$1,271	$1,091	$539

Net income per share
Basic	$0.21	$0.25	$0.17	$0.08
Diluted	0.20	0.23	0.16	0.08
Average shares outstanding
Basic	5,100,461	5,109,553	6,413,652	6,492,748
Diluted	5,480,726	5,459,821	6,739,230	6,799,966

The quarterly financial data may not aggregate to annual amounts due to rounding.

FINANCIAL CONDITION

DECEMBER 31, 2007 AND 2006

Overview

Total assets at December 31, 2007 were $591.0 million, which represents an increase of $38.1 million or 6.9% from December 31, 2006. Earning assets at December 31, 2007 totaled $543.2 million and consisted of $434.6 million in net loans, $76.5 million in investment securities, $26.7 million in overnight investments and interest-bearing deposits in other banks, $3.9 million in loans held for sale and $1.5 million in non-marketable equity securities. Total deposits and shareholders’ equity at December 31, 2007 were $498.1 million and $61.2 million, respectively.

Investment Securities

Investment securities increased to $76.5 million from $63.9 million at December 31, 2006. The Company’s investment portfolio at December 31, 2007, which consisted of U.S. government agency securities, mortgage-backed securities and bank-qualified municipal securities, aggregated $76.5 million with a weighted average yield of 4.98%. The Company also holds an investment of $1.1 million in the form of Federal Home Loan Bank Stock with a dividend yield of 6.00%. The investment portfolio increased $12.6 million in 2007, the result of $33.2 million in purchases, $21.2 million of maturities and prepayments and an increase of $644,000 in the market value of securities held available for sale and net accretion of investment discounts. There were no sales of investment securities during 2007.

The following table summarizes the securities portfolio by major classification:

Securities Portfolio Composition

(dollars in thousands)

	Amortized Cost	Fair Value	Weighted Average Yield
U. S. government agency securities:
Due within one year	$15,302	$15,349	4.68%
Due after one but within five years	12,311	12,497	4.77%
Due after five but within ten years	1,348	1,348	4.10%

	28,961	29,194	4.69%

Mortgage-backed securities:
Due within one year	1,062	1,075	8.10%
Due after one but within five years	2,403	2,409	4.82%
Due after five but within ten years	14,285	14,237	4.77%
Due after ten years	23,088	23,220	5.62%

	40,838	40,941	5.34%

State and local governments:
Due within one year	—	—	—%
Due after one but within five years	1,105	1,133	4.74%
Due after five but within ten years	2,139	2,162	3.78%
Due after ten years	3,118	3,079	3.95%

	6,362	6,374	4.03%

Total securities available for sale:
Due within one year	16,364	16,424	4.90%
Due after one but within five years	15,819	16,039	4.77%
Due after five but within ten years	17,772	17,747	4.60%
Due after ten years	26,206	26,299	5.42%

	$76,161	$76,509	4.98%

Loans Receivable

Loans receivable increased by $14.9 million, or 3.5% to $442.9 million as of December 31, 2007. The growth was primarily due to growth in our existing markets. The loan portfolio at December 31, 2007 was comprised of $334.6 million in real estate loans, $82.0 million in commercial and industrial loans, and $26.8 million in loans to individuals. Also included in loans outstanding, are $466,000 in deferred loan fees.

The following table describes our loan portfolio composition by category:

	At December 31,
	2007		2006		2005		2004		2003
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(dollars in thousands)
Real estate loans:
One-to-four family residential	$61,738	13.9%	$59,867	14.0%	$47,531	14.8%	$39,417	15.0%	$24,805	16.7%
Commercial	132,649	30.0%	113,790	26.6%	94,051	29.2%	70,307	26.8%	32,782	22.0%
Multi-family residential	13,379	3.0%	13,399	3.1%	15,653	4.9%	13,616	5.2%	5,446	3.7%
Construction	84,795	19.1%	79,607	18.6%	63,000	19.6%	43,150	16.4%	19,403	13.0%
Home equity lines of credit	42,016	9.5%	42,130	9.8%	14,554	4.5%	12,317	4.7%	5,161	3.5%
Real estate loans held for sale	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Total real estate loans	334,577	75.5%	308,793	72.2%	234,789	73.0%	178,807	68.1%	87,597	58.8%

Other loans:
Commercial and industrial	81,832	18.5%	88,626	20.7%	66,062	20.5%	66,071	25.1%	50,260	33.8%
Loans to individuals	26,756	6.0%	30,827	7.2%	21,104	6.6%	18,188	6.9%	11,189	7.5%
Other loans held for sale	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Total other loans	108,588	24.5%	119,453	27.9%	87,166	27.1%	84,259	32.1%	61,449	41.3%

Less:
Deferred loan origination (fees) cost, net	(290)	-0.1%	(298)	-0.1%	(285)	-0.1%	(316)	-0.1%	(160)	-0.1%

Total loans	442,875	100.0%	427,948	100.0%	321,670	100.0%	262,750	100.0%	148,886	100.0%

Allowance for loan losses	(8,314)		(7,496)		(5,298)		(3,598)		(2,355)

Total loans, net	$434,561		$420,452		$316,372		$259,152		$146,531

The following table presents as of December 31, 2007 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates that mature within one year, after one year but within five years, and after five years:

	At December 31, 2007
	Due within one year	Due after one year but within five years	Due after five years	Total
	(dollars in thousands)
Fixed rate loans:
One-to-four family residential	$8,820	$31,522	$2,424	$42,766
Commercial real estate	9,968	65,183	6,417	81,568
Multi-family residential	110	4,489	461	5,060
Construction	5,297	15,687	1,692	22,676
Commercial and industrial	10,020	30,455	1,757	42,232
Loans to individuals	5,714	14,719	264	20,697

Total at fixed rates	39,929	162,055	13,015	214,999

Variable rate loans:
One-to-four family residential	8,731	8,192	1,122	18,045
Commercial real estate	16,638	29,609	5,611	51,858
Multi-family residential	2,177	6,411	—	8,588
Construction	42,633	16,541	2,069	61,243
Home equity lines of credit	317	229	42,277	42,823
Commercial and industrial	21,025	11,741	5,294	38,060
Loans to individuals	1,404	1,138	—	2,542

Total at variable rates	92,925	73,861	56,373	223,159

Subtotal	132,854	235,916	69,388	438,158
Non-accrual loans	576	3,683	748	5,007

Gross loans	$133,430	$239,599	$70,136	$443,165

Deferred loan origination (fees) costs, net				(290)

Total loans				$442,875

Past Due Loans and Nonperforming Assets

As previously reported in our 2007 quarterly filings, the Company’s management identified certain underwriting and credit administration weaknesses that existed at one of the bank subsidiaries, New Century Bank. During the year, Management and the Board have taken actions to identify problem loans and improve internal controls in the lending and credit administration areas. These actions included conducting extensive loan risk rating reviews; addressing problem loans and enhancing the credit administration department; improving loan documentation, policies and procedures; and addressing known violations of rules, regulations and policies. By the end of 2007, independent third parties had reviewed more than 60% of the New Century Bank loan portfolio.

At December 31, 2007, the Company had nearly $5.8 million in loans that were 30 days or more past due. This represented 1.31% of gross loans outstanding on that date. This is an increase from December 31, 2006 when there was $4.8 million in loans that were past due 30 days or more, or 1.12% of gross loans outstanding. Non-accrual loans increased $2.3 million from December 31, 2006 to $5.0 million at December 31, 2007. Of the $5.0 million in non-accrual loans, $4.4 million were loans that were placed in non-accrual status during 2007 due to payment status being 90 days or more past due. Most (86%) of the $4.4 million is comprised of 10 relationships that total $3.8 million.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	As December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Non-accrual loans	$5,007	$2,657	$823	$190	$116
Restructured loans	—	562	—	—	—

Total non-performing loans	5,007	3,219	823	190	116

Real estate owned	542	164	443	135	218
Repossessed assets	34	—	5	—	—

Total non-performing assets	$5,583	$3,383	$1,271	$325	$334

Accruing loans past due 90 days or more	$1	$1,197	$189	$—	$29
Allowance for loan losses	$8,314	$7,496	$5,298	$3,598	$2,355

Non-performing loans to period end loans	1.13%	0.75%	0.26%	0.07%	0.08%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.13%	1.03%	0.31%	0.07%	0.10%
Allowance for loans losses to period end loans	1.88%	1.75%	1.65%	1.37%	1.58%
Allowance for loan losses to non-performing loans	166%	233%	644%	1894%	2030%
Allowance for loan losses to non-performing assets	1.49%	222%	417%	1107%	705%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	149%	164%	363%	1107%	649%
Non-performing assets to total assets	.94%	0.61%	0.29%	0.10%	0.17%
Non-performing assets and accruing loans past due 90 days or more to total assets	.94%	0.83%	0.33%	0.10%	0.19%

In addition to the nonperforming assets summarized above, the Company had $7.1 million in loans that were considered to be impaired for reasons other than their past due status. In total, there were $12.1 million of loans that were considered to be impaired at December 31, 2007, an increase of $.3 million from the $11.8 million at December 31, 2006. Impaired loans have been evaluated by management in accordance with SFAS 114 and $2.3 million has been included in the allowance for loan losses as of December 31, 2007 for these loans. While the total impaired balances have not changed significantly from the end of 2006 to the end of 2007, the composition of these balances has. $6.7 million of the loans that were considered impaired at December 31, 2006 were either charged-off, paid out or upgraded during 2007. Conversely, management’s efforts to identify and properly classify potential problem loans have resulted in $7.0 million in new relationships classified as impaired during 2007, 90% of which are concentrated in eleven relationships totaling $6.3 million.

Allowance for Loan Losses

The allowance for loan losses increased 13 basis points to 1.88% of gross loans at December 31, 2007 from 1.75% at December 31, 2006. The increase resulted from increases allocable to the downgrading of loans, resulting from both internal and external loan reviews, an increase in the level of non-performing loans and net charge-offs of $5.2 million. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loss experience, current delinquency levels, trends in past dues, adverse situations that may affect a borrower’s ability to repay, estimated value of underlying collateral, prevailing economic conditions and other relevant factors derived from the Company’s history of operations. During 2007, management made enhancements to the Company’s process for determining the allowance for loan losses effective December 31, 2007, including the aforementioned loan review process. Other steps taken include bi-weekly management meetings to review and monitor problem assets and improved processes for identification and measurement of impaired loans in accordance with SFAS 114.

While the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making determinations regarding the allowance. While the Company believes that the allowance for loan losses has been established in conformity with generally accepted accounting principles, there can be no assurance that banking regulators, in reviewing the loan portfolio, will not require adjustments to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increased provisions to the allowance will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations and the value of the Company’s common stock.

Management believes the allowance for loan losses as of December 31, 2007 is appropriate in light of the risk inherent within the Company’s loan portfolio.

The following table presents the Company’s allowance for loan losses as a percentage of loans at December 31 for the years indicated.

	At December 31,
	2007	% of Total loans	2006	% of Total loans	2005	% of Total loans	2004	% of Total loans	2003	% of Total loans
	(dollars in thousands)
One-to-four family residential	$682	13.94%	$133	13.99%	$209	14.78%	$99	15.00%	$185	16.33%
Commercial real estate	2,135	29.95%	2,078	26.59%	1,786	29.24%	816	26.76%	478	21.58%
Multi- family residential	64	3.02%	241	3.13%	196	4.87%	170	5.18%	95	3.58%
Construction	586	19.15%	1,593	18.60%	1,235	19.59%	867	16.43%	340	12.77%
Home equity lines of credit	319	9.49%	169	9.84%	35	4.52%	28	4.69%	39	3.40%
Commercial and industrial	4,270	18.52%	2,022	20.71%	893	20.54%	826	25.15%	880	33.08%
Loans to individuals	221	6.04%	1,254	7.20%	789	6.56%	622	6.92%	280	7.36%
Deferred loan originations fees, net	—	(.11)%	—	(.07)%	—	(.09)%	—	(0.12%)	—	1.90%

		100.00%		100.00%		100.00%		100.00%		100.00%
Total allocated	8,277		7,490		5,143		3,428		2,297
Unallocated	37		6		155		170		58

Total	$8,314		$7,496		$5,298		$3,598		$2,355

The following table presents information regarding changes in the allowance for loan losses for the years indicated:

	As of December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Allowance for loan losses at beginning of year	$7,496	$5,298	$3,598	$2,355	$1,546
Provision for loan losses	5,974	2,779	2,172	1,684	1,042

	13,470	8,077	5,770	4,039	2,588

Loans charged off:
One-to-four family residential	(471)	(92)	(235)	(56)	—
Multi-family residential and commercial	(572)	(29)	(61)	—	—
Construction	(130)	—	—	—	—
Home equity lines of credit	(127)	—	—	(25)	—
Commercial and industrial	(3,878)	(835)	(24)	(312)	(97)
Loans to individuals	(626)	(181)	(208)	(85)	(136)

Total charge-offs	(5,804)	(1,137)	(528)	(478)	(233)

Recoveries of loans previously charged off:
One-to-four family residential	119	28	—	3	—
Multi-family residential and Commercial	37	—	—	—	—
Construction	4	—	—	—	—
Commercial and industrial	325	58	38	20	—
Loans to individuals	163	66	17	14	—

Total recoveries	648	152	56	37	—

Net charge-offs	(5,156)	(985)	(472)	(441)	(233)

Allowance acquired from Progressive State Bank	—	404	—	—	—

Allowance for loan losses at end of year	$8,314	$7,496	$5,298	$3,598	$2,355

Ratios:
Net charge-offs as a percent of average loans	1.15%	0.27%	0.16%	0.20%	0.19%
Allowance for loan losses as a percent of loans at end of year	1.88%	1.75%	1.65%	1.37%	1.58%

Other Assets

At December 31, 2007 non-earning assets totaled $47.9 million, an increase of $3.2 million from $44.7 million at December 31, 2006. The increase reflects the cost of building and opening a second office in Fayetteville and a new building for the Lillington branch during 2007 with an approximate investment of $2.9 million. Non-earning assets at December 31, 2007 consisted of: cash and due from banks $11.5 million, premises and equipment $12.0 million, goodwill $8.7 million (resulting from the Company’s acquisition of Progressive State Bank in 2006), accrued interest receivable $3.2 million, bank owned life insurance $6.9 million and others totaling $5.6 million.

The Company has an investment in bank owned life insurance of $6.9 million, which increased $.3 million from December 31, 2006. The change reflects an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

Deposits

Total deposits at December 31, 2007 were $498.1 million and consisted of $65.6 million in non-interest-bearing demand deposits, $53.4 million in money market and NOW accounts, $36.4 million in savings accounts, and $342.7 million in time deposits. Total deposits grew by $34.0 million from $464.1 million as of December 31, 2006. Non-interest-bearing demand deposits decreased by $4.6 million from $70.2 million as of December 31, 2006. Savings accounts decreased by $9.2 million due to the introduction of a premium savings account. Time deposits grew by $44.3 million during 2007, Brokered deposits totaled $2.0 million or less than 1% of year end deposits.

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Period Ended December 31,
	2007		2006		2005		2004		2003
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(dollars in thousands)
Savings, NOW and money market deposits	$97,370	2.55%	$87,264	2.56%	$56,378	1.54%	$55,888	1.14%	$31,064	1.42%
Time deposits > $ 100,000	144,039	5.01%	107,855	4.31%	73,238	4.12%	39,917	3.20%	28,376	3.33%
Other time deposits	181,013	5.16%	154,864	4.89%	143,547	3.50%	104,040	2.83%	53,958	3.17%

Total interest-bearing deposits	422,422	4.51%	349,983	4.13%	273,163	3.26%	199,845	2.40%	113,398	2.73%
Noninterest-bearing deposits	71,567	—	62,094	—	44,485	—	31,665	—	18,455	—

Total deposits	$493,989	3.85%	$412,077	3.51%	$317,648	2.80%	$231,510	2.07%	$131,853	2.35%

Short Term and Long Term Debt

As of December 31 2007, the Company had $17.0 million in short-term debt and $12.4 million in long-term debt. Short term debt includes repurchase agreements of $17.0 million. Long-term debt consists of $12.4 million of junior subordinated debentures issued to New Century Statutory Trust I in connection with the Company’s issuance of trust preferred securities in September 2004.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2007 was $61.2 million, an increase of $3.8 million from $57.4 million as of December 31, 2006. Changes in shareholders’ equity included $1.7 million in net income, an increase of $1.5 million from stock options exercised, an increase of $238,000 from stock based compensation, and $232,000 in other comprehensive income.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Overview

During 2007, New Century Bancorp generated net income of $1.7 million compared to net income of $4.0 million for 2006, a decrease of 58%. Basic earnings per share and diluted earnings per share for the year ended December 31, 2007 were $.25 and $.24, respectively, compared with basic earnings per share of $.69 and diluted earnings per share of $.65 for 2006. The decrease in net income is primarily due to increases in the provision for loan losses that were necessitated by the identification of problem loans in the portfolio of New Century Bank. The increase in the loan loss provision was partially offset by the effect of a full year’s operating results in 2007 from the acquisition of Progressive State Bank in July of 2006.

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

Net interest income increased by $1.3 million to $20.9 million for the year ended December 31, 2007. The Company’s total interest income benefited from continued growth in interest earning assets that was partially offset by a gradually declining interest rate environment. Average total interest-earnings assets were $539.5 million in 2007 compared with $459.0 million in 2006. The yield on those assets decreased by 9 basis points from 7.85% in 2006 to 7.76% in 2007. Earning asset yields were impacted by income reversed when loans went into non-accrual status. Meanwhile, average interest-bearing liabilities increased by $69.0 million from $381.5 million for the year ended December 31, 2006 to $450.5 million for the year ended December 31, 2007. Cost of funds increased by 34 basis points to 4.58% from 4.24% in 2006. In 2007, the Company’s net interest margin was 3.93% and net interest spread was 3.18%. In 2006, net interest margin was 4.33% and net interest spread was 3.62%.

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

The Company recorded a $6.0 million provision for loan losses in 2007, an increase of $3.2 million from the $2.8 million provision that was recorded in 2006. The 2007 provision for loan losses was significantly impacted by the downgrading of loans, resulting from both internal and external loan reviews, an increase in the level of non-performing loans and net charge-offs of $5.2 million.

Non-Interest Income

Non-interest income for the year ended December 31, 2007 was $3.9 million, an increase of $600,000 over the year ended December 31, 2006. Generally, there were increases in many categories of non-interest income due to having a full year of service charges and other fees from the loans and deposits acquired in the merger with Progressive in 2006 and from continued organic growth. Compared to last year, the Company had an increase in deposit service fees and charges of $419,000, or 30%. In addition, fees from pre-sold mortgages grew by $63,000 from $704,000 in 2006 to $767,000 in 2007.

Non-Interest Expenses

Non-interest expenses increased by $2.4 million to $16.2 million for the year ended December 31, 2007, from $13.8 million for the same period in 2006. Like non-interest income, there was an increase in all categories of non-interest expenses due to having a full year of expenses related to the additional offices acquired in the Progressive merger in 2006 and from organic growth. In October 2007, the Company consolidated the two offices in Lumberton and closed the office in Dublin in order to eliminate redundant expenses and improve efficiencies. This lowered the number of full-time equivalents on a year-to-year basis but salaries and benefits had already increased during the first nine months of the year due to the merger in 2006 and the opening of the second office in Fayetteville. Salaries and employee benefits increased to $9.0 million in 2007 from $8.2 million in 2006. Occupancy and equipment expenses increased by $200,000 to $1.4 million for the year ended December 31, 2007. The increase in occupancy and equipment is due to the merger and the opening of the second office in Fayetteville and the new building in Lillington. The following highlight other changes in non-interest expenses from 2006 to 2007:

•	Data processing and other outsourced service expenses increased from $1.2 in 2006 to $1.4 million in 2007 due to growth in the Company.

•

Professional service expenses increased from $520,000 in 2006 to $1.3 million in 2007, due to increases for audit, legal, and other outsourced services related to compliance with section 404 of the Sarbanes Oxley Act, and to the aforementioned external loan reviews.

•

Other operating expense increased from $1.9 million in 2006 to $2.3 million in 2007 due to general growth of the Company and an increase of $83,000 in amortization of the core deposit intangible resulting from the acquisition of Progressive’s deposits.

Provision for Income Taxes

The Company’s effective tax rate was 36.5% in 2007 and 37.3% in 2006. The decrease is attributable to a favorable change in the mix of taxable and non-taxable revenue and expense items

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Overview

During 2006, New Century Bancorp generated net income of $4.0 million compared to net income of $3.6 million for 2005, an increase of 10%. Basic earnings per share and diluted earnings per share for the year ended December 31, 2006 were $.69 and $.65, respectively, compared with basic earnings per share of $.72 and diluted earnings per share of $.66 for 2005. The increase in net income is due to higher net interest income and higher non-interest income partially offset by a higher provision for loan losses and higher non-interest expenses. A portion of the increase in net income is due to the additional income from the acquisition of Progressive State Bank which was partially offset by $329,000 in one-time systems conversion expenses that were related to the merger but which could not be capitalized as goodwill under the purchase accounting rules.

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

	For the Years Ended December 31,
	2007			2006			2005
	(dollars in thousands)
	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
INTEREST-EARNING ASSETS:
Loans, net of allowance	$442,171	$36,835	8.33%	$363,201	$31,311	8.62%	$297,045	$22,427	7.55%
Investment securities	59,889	3,152	5.26%	54,003	2,692	4.98%	33,006	1,353	4.10%
Other interest-earning assets	37,466	1,881	5.02%	41,770	2,046	4.90%	32,618	1,037	3.18%

Total interest-earning assets	539,526	41,868	7.76%	458,974	36,049	7.85%	362,669	24,817	6.84%

Other assets	44,283			32,875			18,825

Total assets	$583,809			$491,849			$381,494

INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$97,370	2,484	2.55%	$87,264	2,235	2.56%	$56,378	869	1.54%
Time deposits over $100,000	144,039	7,211	5.01%	107,855	4,653	4.31%	73,238	3,016	4.12%
Other time deposits	181,013	9,349	5.16%	154,864	7,566	4.89%	143,547	5,021	3.5%
Borrowings	28,044	1,609	5.74%	31,531	1,713	5.43%	30,726	1,183	3.85%

Total interest-bearing liabilities	450,466	20,653	4.58%	381,514	16,167	4.24%	303,889	10,089	3.32%

Non-interest-bearing deposits	71,567			62,094			44,485
Other liabilities	1,888			2,627			1,537
Shareholders’ equity	59,888			45,614			31,583

Total liabilities and shareholders’ equity	$583,809			$491,849			$381,494

Net interest income/interest rate spread (taxable-equivalent basis)		$21,215	3.18%		$19,882	3.62%		$14,728	3.52%

Net interest margin (taxable-equivalent basis)			3.93%			4.33%			4.06%

Ratio of interest-earning assets to interest-bearing liabilities	119.77%			120.30%			119.34%

Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$21,215	3.93%		$19,882	4.33%		$14,728	4.06%
Less:
taxable-equivalent adjustment		270			237			138

Net Interest Income		$20,945			$19,645			$14,590

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

	Year Ended			Year Ended			Year Ended
	December 31, 2007 vs. 2006			December 31, 2006 vs. 2005			December 31, 2005 vs. 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income:
Loans	$6,808	$(1,284)	$5,524	$4,995	$3,889	$8,884	$5,124	$2,860	$7,984
Investment securities	293	167	460	861	478	1,339	593	102	695
Other interest-earning assets	(211)	46	(165)	291	718	1,009	129	513	642

Total interest income (taxable-equivalent basis)	6,890	(1,071)	5,819	6,147	5,085	11,232	5,846	3,475	9,321

Interest expense:
Deposits:
Savings, NOW and money market	259	(10)	249	476	890	1,366	6	228	234
Time deposits over $100,000	1,561	997	2,558	1,426	211	1,637	1,068	669	1,737
Other time deposits	1,278	505	1,783	396	2,149	2,545	1,090	1,061	2,151
Borrowings	(189)	85	(104)	31	499	530	465	315	780

Total interest expense	2,908	1,578	4,486	2,329	3,749	6,078	2,629	2,273	4,902

Net interest income
Increase/(decrease) (taxable-equivalent basis)	$3,981	$(2,648)	1,333	$3,818	$1,336	5,154	$3,217	$1,202	4,419

Less:
Taxable-equivalent adjustment			(33)			(99)			(50)

Net interest income
Increase/(decrease)			$1,300			$5,055			$4,369

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 19.4% and 17.5% of total assets at December 31, 2007 and 2006 respectively.

The Company has been a net seller of federal funds, maintaining liquidity sufficient to fund new loan demand. When the need arises, the Company has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $31.1 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company may obtain advances of up to 30% of assets, subject to our available collateral. A floating lien of $15.2 million on qualifying loans is pledged to

FHLB to secure borrowings. As another source of short-term borrowings, the Company also utilizes securities sold under agreements to repurchase. At December 31, 2007, borrowings consisted of securities sold under agreements to repurchase of $17.0 million.

Total deposits were $498.1 million and $464.1 million at December 31, 2007 and 2006, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 68.8% and 64.3% of total deposits at December 31, 2007 and 2006, respectively. Time deposits of $100,000 or more represented 30.5% and 27.3%, respectively, of the total deposits at December 31, 2007 and 2006. At December 31, 2007, the Company had $2.0 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While the competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Company’s current cash flow needs.

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity (including trust preferred securities), and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines that require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 10.35% at December 31, 2007. As the following table indicates, at December 31, 2007, the Company and its two bank subsidiaries exceeded regulatory capital requirements.

	At December 31, 2007
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
New Century Bancorp, Inc.
Total risk-based capital ratio	14.77%	8.00%	N/A
Tier 1 risk-based capital ratio	13.51%	4.00%	N/A
Leverage ratio	10.77%	4.00%	N/A

New Century Bank
Total risk-based capital ratio	13.83%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.57%	4.00%	6.00%
Leverage ratio	9.87%	4.00%	5.00%

New Century Bank South
Total risk-based capital ratio	11.89%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.06%	4.00%	6.00%
Leverage ratio	9.64%	4.00%	5.00%

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

ASSET/LIABILITY MANAGEMENT

The Company’s results of operations depend substantially on its net interest income. Like most financial institutions, the Company’s interest income and cost of funds are affected by general economic conditions and by competition in the marketplace.

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

The analysis of an institution’s interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2007
	1 Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans:
Adjustable rate	$226,205	$—	$—	$—	$226,205
Fixed rate	40,058	86,233	77,325	13,344	216,960
Securities available for sale	17,424	13,595	2,444	43,046	76,509
Interest-earning deposits in other banks	748	—	—	—	748
Federal funds sold	25,981	—	—	—	25,981
Stock in FHLB of Atlanta	—	—	—	1,087	1,087
Stock in Silverton Bank	—	—	—	51	51

Total interest-earning assets	$310,416	$99,828	$79,769	$57,528	$547,541

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$89,758	$—	$—	$—	$89,758
Time	166,751	23,492	436	4	190,683
Time over $100,000	134,210	16,590	1,258	—	152,058
Short term debt	16,967	—	—	—	16,967
Long term debt	12,372	—	—	—	12,372

Total interest-bearing liabilities	$420,058	$40,082	$1,694	$4	$461,838

Interest sensitivity gap per period	$(109,642)	$59,746	$78,075	$57,524	$85,703

Cumulative interest sensitivity gap	$(109,642)	$(49,896)	$28,179	$85,703	$85,703

Cumulative gap as a percentage of total interest-earning assets	(20.02)%	(9.11)%	5.15%	15.65%	15.65%

Cumulative interest-earning assets as a percentage of interest-bearing liabilities	73.90%	89.16%	106.10%	118.56%	118.56%

Loans maturing or repricing after December 31, 2007 are comprised of $176.9 million of fixed rate loans.

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. The following is a summary of the Company’s most complex and judgmental accounting policies: the allowance for loan losses and accounting for goodwill impairment.

Asset Quality and the Allowance for Loan Losses

The financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on a non-accrual basis. Loans are placed on a non-accrual basis when there are serious doubts about the collectibility of principal or interest. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. See above for a discussion on past due loans, non-performing assets and other impaired loans.

The allowance for loan losses is maintained at a level considered appropriate in light of the risk inherent within the Company’s loan portfolio, based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Additional information regarding the Company’s allowance for loan losses and loan loss experience are presented above in the discussion of the allowance for loan losses and in Note D to the accompanying financial statements.

Accounting for Goodwill Impairment

Management has developed procedures to test goodwill for impairment on an annual basis, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This testing procedure evaluates possible impairment based on the following:

The test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to a reporting unit and comparing the fair value of this reporting unit to its carrying value including goodwill. The value is determined assuming a freely negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. Accordingly, to derive the fair value of the reporting unit, the following common approaches to valuing business combination transactions involving financial institutions are utilized by the Company: (1) the comparable transactions approach – specifically based on earnings, book, assets and deposit premium multiples received in recent sales of comparable bank franchises; and (2) the discounted cash flow approach. The application of these valuation techniques takes into account the reporting unit’s operating history, the current market environment and future prospects.

If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and no second step is required. If not, a second test is required to measure the amount of goodwill impairment. The second test of the overall goodwill impairment compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. The impairment loss shall equal the excess of carrying value over fair value.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2007.

	Payments Due by Period
Contractual Obligations	Total	On Demand Or Within 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Short term debt	$16,967	$16,967	$—	$—	$—
Long term debt	12,372	—	—	—	12,372
Lease obligations	2,281	201	348	212	1,520
Deposits	498,122	456,341	40,081	1,696	4

Total contractual cash obligations	$529,742	$473,509	$40,429	$1,908	$13,896

The following table reflects other commitments outstanding as of December 31, 2007.

	Amount of Commitment Expiration Per Period
	(dollars in thousands)
Other Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Undisbursed home equity credit lines	$4,963	$1,252	$621	$10	$3,080
Undisbursed portion of ready reserve lines	28,181	30	297	26	27,828
Other commitments and credit lines	30,291	29,677	93	269	252
Undisbursed portion of constructions loans	24,092	16,123	5,352	2,408	209
Letters of credit	2,177	2,177	—	—	—

Total commercial commitments	$89,704	$49,259	$6,363	$2,713	$31,369

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

REGULATORY MATTERS

Effective December 27, 2007, the Board of Directors of New Century Bank entered into a Memorandum of Understanding with the FDIC and the North Carolina Commissioner of Banks. The Memorandum of Understanding represents an agreement between the Board of Directors of New Century Bank, the Regional Director of the FDIC’s Atlanta Regional Office and the North Carolina Commissioner of Banks and requires that New Century Bank’s management take certain actions to improve the bank’s lending function. Specifically, the Memorandum of Understanding requires the bank to address problem loans by charging off certain classified assets within 30 days and also requires that the bank accomplish the following within a 90 day time frame: formulate a proposal for the reduction or improvement of any classified lines of credit, conduct a reevaluation of the performance and abilities of the bank’s loan officers and credit administration staff; improve loan documentation, policies and procedures; and correct known violations of rules, regulations and policies. The Memorandum of Understanding also requires management to file various reports with the FDIC and the North Carolina Commissioner of Banks within 90 days, including a budget, earnings forecast and capital plan, with quarterly progress reports thereafter.

Compliance with the terms of the Memorandum of Understanding and remediation of the related material weakness that was originally identified in connection with the assessment of disclosure controls and procedures as of December 31, 2006 are high priorities for the Company. As a result, management devoted significant resources to these matters during the fiscal year ended December 31, 2007 and intends to continue to do so during 2008. Specific actions taken during 2007 included the hiring of a new Chief Credit Officer, who started in 2008, with substantial experience, evaluation and reorganization of lending and credit administration personnel, assessment and revision of lending and credit administration policies and procedures and more effective processes for identification and valuation of problem credits and consolidation of the Company’s wholly owned banking subsidiaries, New Century Bank and New Century Bank South, into one entity pursuant to a merger on March 28, 2008.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

New Century Bancorp, Inc.

Dunn, North Carolina

We have audited the accompanying consolidated balance sheets of New Century Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Bancorp, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina

March 31, 2008

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$11,467	$12,108
Interest-earning deposits in other banks	748	1,605
Federal funds sold	25,981	19,112
Investment securities available for sale, at fair value	76,509	63,914
Loans held for sale	3,905	1,552

Loans	442,875	427,948
Allowance for loan losses	(8,314)	(7,496)

NET LOANS	434,561	420,452

Accrued interest receivable	3,182	3,220
Stock in Federal Home Loan Bank of Atlanta, at cost	1,087	1,427
Stock in Silverton Bank	51	51
Foreclosed real estate	542	164
Premises and equipment	12,038	9,855
Bank owned life insurance	6,935	6,672
Goodwill	8,674	8,674
Core deposit intangible	1,160	1,314
Other assets	4,185	2,845

TOTAL ASSETS	$591,025	$552,965

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$65,623	$70,186
Savings	36,361	45,570
Money market and NOW	53,397	49,944
Time	342,741	298,417

TOTAL DEPOSITS	498,122	464,117

Short term debt	16,967	16,441
Long term debt	12,372	12,372
Accrued interest payable	844	890
Accrued expenses and other liabilities	1,547	1,706

TOTAL LIABILITIES	529,852	495,526

Shareholder’s Equity
Common stock, $1 par value, 10,000,000 shares authorized; 6,730,874 and 6,497,022 shares issued and outstanding at December 31, 2007 and 2006, respectively	6,731	6,497
Additional paid-in capital	40,651	39,177
Retained earnings	13,579	11,785
Accumulated other comprehensive income (loss)	212	(20)

TOTAL SHAREHOLDERS’ EQUITY	61,173	57,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$591,025	$552,965

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$36,818	$31,291	$22,406
Investments	2,977	2,475	1,236
Federal funds sold and interest-earning deposits	1,803	2,046	1,037

TOTAL INTEREST INCOME	41,598	35,812	24,679

INTEREST EXPENSE
Money market, NOW and savings deposits	2,484	2,235	869
Time deposits	16,560	12,219	8,037
Short term debt	690	767	371
Long term debt	919	946	812

TOTAL INTEREST EXPENSE	20,653	16,167	10,089

NET INTEREST INCOME	20,945	19,645	14,590

PROVISION FOR LOAN LOSSES	5,974	2,779	2,172

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,971	16,866	12,418

NON-INTEREST INCOME
Service fees and charges	1,799	1,380	1,002
Gain on sale of loans held for sale	767	704	679
Fees from presold mortgages	460	416	439
Other	844	778	376

TOTAL NON-INTEREST INCOME	3,870	3,278	2,496

NON-INTEREST EXPENSE
Salaries and employee benefits	9,011	8,180	5,480
Occupancy and equipment	1,433	1,217	717
Data processing and other outsourced services	1,391	1,223	794
Other	4,394	3,196	2,138

TOTAL NON-INTEREST EXPENSE	16,229	13,816	9,129

INCOME BEFORE INCOME TAXES	2,612	6,328	5,785

INCOME TAXES	953	2,358	2,164

NET INCOME	$1,659	$3,970	$3,621

NET INCOME PER COMMON SHARE
Basic	$.25	$.69	$.72

Diluted	$.24	$.65	$.66

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,603,631	5,784,671	5,061,791

Diluted	6,844,426	6,115,709	5,478,658

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands)
NET INCOME	$1,659	$3,970	$3,621

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on investment securities available for sale arising during the year	376	392	(516)
Tax effect	(144)	(134)	188

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	232	258	(328)

COMPREHENSIVE INCOME	$1,891	$4,228	$3,293

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2004	2,811,477	$2,811	$22,389	$4,194	$50	$29,444
Net income	—	—	—	3,621	—	3,621
Other comprehensive loss	—	—	—	—	(328)	(328)
Stock option exercises	20,654	21	99	—	—	120
Shares issued for directors’ deferred compensation plan	2,505	2	53	—	—	55
Tax benefit from option exercises	—	—	62	—	—	62
Three-for-two stock split	1,406,404	1,407	(1,407)	—	—	—

Balance at December 31, 2005	4,241,040	4,241	21,196	7,815	(278)	32,974
Net income	—	—	—	3,970	—	3,970
Other comprehensive income	—	—	—	—	258	258
Sale of common stock	1,150,000	1,150	18,717	—	—	19,867
Shares issued to directors’ deferred compensation plan	1,496	2	26	—	—	28
Stock options exercises	23,090	23	115	—	—	138
Compensation expense recognized	—	—	166	—	—	166
Tax benefit from option exercises	—	—	38	—	—	38
Six-for-five stock split	1,081,396	1,081	(1,081)	—	—	—

Balance at December 31, 2006	6,497,022	6,497	39,177	11,785	(20)	57,439
Net income	—	—	—	1,659	—	1,659
Other comprehensive income	—	—	—	—	232	232
Stock options exercises	233,852	234	940	—	—	1,174
Compensation expense recognized	—	—	238		—	238
Tax benefit from option exercises	—	—	296	—	—	296
Adjustment related to the adoption of FASB Interpretation No. 48	—	—	—	135	—	135

Balance at December 31, 2007	6,730,874	$6,731	$40,651	$13,579	$212	$61,173

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,659	$3,970	$3,621
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, amortization and accretion	464	481	392
Loss (gain) on disposal of premises and equipment	(38)	(8)	11
Provision for loan losses	5,974	2,779	2,172
Deferred income taxes	(128)	(652)	(667)
Stock based compensation expense	238	166	—
Origination of loans held for sale	(6,587)	(10,960)	(16,927)
Proceeds from the sale of loans held for sale	5,001	15,294	12,424
Gain on sale of loans held for sale	(767)	(704)	(679)
Loss on sale of foreclosed real estate	108	15	14
Gain on sale of real estate held for sale	—	—	(39)
Increase in cash surrender value of BOLI	(263)	(211)	(81)
Amortization of core deposit intangible	154	71	—

Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	38	(870)	(719)
(Increase) decrease in other assets	(1,950)	97	(642)
Increase (decrease) in accrued expenses and other liabilities	(172)	(542)	695

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	3,731	8,926	(425)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(33,150)	(27,266)	(25,534)
Maturities and prepayments of investment securities	21,199	15,733	8,264
Net increase in gross loans outstanding	(20,082)	(73,190)	(59,392)
Purchase of bank owned life insurance	—	(600)	(1,901)
Sale (purchases) of Federal Home Loan Bank stock	340	(216)	(306)
Purchase of Silverton Bank stock	—	—	(2)
Purchase of real estate held for sale	—	—	(58)
Proceeds from the sale of real estate held for sale	—	—	1,025
Proceeds from sale of foreclosed real estate	209	468	41
Proceeds from the sale of premises and equipment	—	15	—
Purchases of premises and equipment	(2,877)	(1,788)	(1,589)
Purchase of Progressive State Bank	—	(1,864)	—

NET CASH USED BY INVESTING ACTIVITIES	(34,361)	(88,708)	(79,452)

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	$34,005	$41,357	$96,773
Net increase (decrease) in repurchase obligations classified as short term debt	8,526	(802)	3,558
Proceeds from issuance of FHLB advances classified according to maturity	—	8,000	8,500
Repayments of FHLB advances classified according to maturity	(8,000)	(12,500)	(5,000)
Tax benefit from stock option exercises	296	38	62
Net proceeds from issuance of common stock in secondary offering	—	19,867	—
Proceeds from stock options exercises	1,174	138	120
Proceeds from shares issued to directors’ deferred plan	—	28	55

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,001	56,126	104,068

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,371	(23,656)	24,191

CASH AND CASH EQUIVALENTS, BEGINNING	32,825	56,481	32,290

CASH AND CASH EQUIVALENTS, ENDING	$38,196	$32,825	$56,481

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$20,699	$15,763	$9,864
Income tax paid	2,100	2,744	2,520
Net unrealized gain (loss) on investments available for sale, net of tax	232	258	(328)
Transfer from loans to foreclosed real estate	695	97	363

Progressive State Bank Merger:
Fair value of assets acquired	$—	$73,797	$—
Cash paid	—	17,177	—

Liabilities assumed	$—	$56,620	$—

See accompanying notes.

44

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

New Century Bank was incorporated on May 15, 2000 and began banking operations on May 24, 2000. New Century Bank South began operations on January 2, 2004. The Banks are engaged in general commercial and retail banking in southeastern North Carolina and operate under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Banks undergo periodic examinations by those regulatory authorities. At the close of business on July 13, 2006, Progressive State Bank (“Progressive”) was acquired and was merged into New Century Bank South as discussed in Note F and for purposes of these consolidated financial statements, is considered to be part of New Century Bank South since that time.

The Board of Directors of New Century Bancorp as well as the boards of directors of New Century Bank and New Century Bank South, voted to merge the two banks in early 2008. The merged bank will be called New Century Bank and the headquarters and operations center of the merged bank will be in Dunn, NC. A 15-member holding company board, which will also serve as the board of directors of the bank, will include current directors from both banks.

The Federal Deposit Insurance Corporation (FDIC) and the North Carolina Commissioner of Banks have approved the application for merger submitted by New Century Bancorp to merge its two subsidiary banks, New Century Bank and New Century Bank South.

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2007.

Stock in Silverton Bank

The Company invests in stock of The Silverton Bank. This investment is carried at the lower of cost or fair value and was not impaired as of December 31, 2007.

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

Bank Owned Life Insurance

Bank Owned Life Insurance (“BOLI”) is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefit proceeds received in excess of the policy’s cash surrender value are recognized to income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At December 31, 2007 and 2006, the Company held no policy loans against its BOLI cash surrender values or restrictions on the use of the proceeds.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased intangible assets that can be separately distinguished from goodwill. Goodwill impairment testing is performed annually on June 30, or more frequently if events and circumstances indicate possible impairment. Management completed the annual goodwill impairment test as of June 30, 2007 and also on December 31, 2007. Both tests indicated that no impairment had occurred. Intangible assets with finite lives include core deposits and other intangibles. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s core deposit intangible is amortized using the straight-line method over nine years. Note F contains additional information regarding goodwill and other intangible assets.

Stock-Based Compensation

The Company has certain stock-based employee compensation plans, described more fully in Note P. Effective January 1, 2006, the Company adopted SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) using the modified prospective application method and accordingly did not restate prior period amounts. SFAS 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). SFAS 123R also requires the compensation cost for all awards granted after the date of adoption and any unvested awards that remained outstanding as of the date of adoption to be measured based on the fair value of the award on the grant date.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB Opinion No. 25 and, as a result, had not recognized compensation expense for options granted with exercise prices equal to the fair market value of the Company’s stock on the date of grant.

The following table presents pro forma disclosures of net income and earnings per share for the year ended December 31, 2005 as if the fair value based method of accounting had been applied to options granted prior to January 1, 2006.

		2005
		(Amounts in thousands, except per share data)
Net income:
As reported		$3,621
Deduct:	Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	56

Pro forma		$3,565

Basic net income per share:
As reported		$.72
Pro forma		.70

Diluted net income per share:
As reported		$.66
Pro forma		.65

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

Stock Dividends and Stock Splits

When the Company issues stock dividends and the balance in retained earnings at the date of the dividend declaration is less than the quoted market value of the shares at the date of declaration (as adjusted to take into account the increased number of shares that would be outstanding), the Company accounts for these issuances similar to stock splits. Therefore, the Company capitalizes only the par value of the common stock issuances from its paid in capital account. This accounting treatment is based on guidance from Topic C: Accounting for Stock Dividend When There Is a Retained Earnings Deficit, from the March 2001 meeting between the SEC Staff and the AICPA SEC Regulations Committee (Topic C).The Staff’s views on Topic C state “we believe all stock dividends payable to common stockholders when retained earnings are in a deficit position should be accounted for by capitalizing only the stock’s par value from paid in capital.”

The Company applied this guidance to its situations where the capitalization of the market value of the shares to be issued from retained earnings would otherwise have resulted in a deficit balance in retained earnings.

Net Income per Common Share and Common Shares Outstanding

Basic earnings per share, represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options.

All references in these financial statements to net income per common share, weighted average common and common equivalent shares outstanding, outstanding stock options and option exercise prices have been adjusted to reflect a three-for-two stock split in July 2005 and a 20% stock dividend in December 2006.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2007	2006	2005
Weighted average number of common shares used in computing basic net income per share	6,603,631	5,784,671	5,061,791
Effect of dilutive stock options	240,795	331,038	416,867

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	6,844,426	6,115,709	5,478,658

The Company had 114,301 anti-dilutive stock options as of December 31, 2007 and no anti-dilutive options outstanding as of December 31, 2006.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FAS 157. FAS 157-2, which was effective upon issuance, delays the effective date of FAS 157 as applicable to non-financial assets and liabilities, to fiscal years beginning after November 15, 2008. The Company adopted the provisions of FAS 157 on January 1, 2008 without a material impact on its consolidated financial statements.

EITF 06-4 – The Emerging Issues Task Force (“EITF”) reached a consensus at its September 2006 meeting regarding EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. This EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Upon the adoption of EITF 06-4 on January 1, 2008, the Company expects to record a liability, net of applicable income taxes, of $233,000. This liability will be recorded as a reduction of retained earnings. Thereafter, changes in the liability will be reflected in operating results.

EITF 06-10 – The Emerging Issues Task Force (EITF) reached a consensus at its March 2007 meeting regarding EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company adopted the provisions of EITF 06-10 on January 1, 2008 without a material impact on its consolidated financial statements.

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

Reclassifications

Certain amounts in the 2005 and 2006 consolidated financial statements have been reclassified to conform to the presentation adopted for 2007. These reclassifications had no effect on net income or shareholders’ equity as previously reported.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$28,961	$247	$14	$29,194
Mortgage-backed securities	40,838	232	129	40,941
Municipal bonds	6,362	70	58	6,374

	$76,161	$549	$201	$76,509

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$35,750	$76	$141	$35,685
Mortgage-backed securities	21,805	194	198	21,801
Municipal bonds	6,388	84	44	6,428

	$63,943	$354	$383	$63,914

Securities with a carrying value of $32.5 million and $21.8 million at December 31, 2007 and 2006, respectively, were pledged to secure public monies on deposit as required by law and customer repurchase agreements.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE C - INVESTMENT SECURITIES (Continued)

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2007 and 2006. For the 37 investment securities with unrealized losses at December 31, 2007, 4 agency securities, 6 municipal bonds and 15 mortgage backed securities had continuous unrealized losses for more than twelve months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to maturity, none of the securities are deemed to be other than temporarily impaired.

	2007
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
Agency securities	$2,990	$10	$2,355	$4	$5,345	$14
Mortgage-backed securities	9,457	6	5,340	123	14,797	129
Municipal bonds	957	6	1,860	52	2,817	58

Total temporarily impaired securities	$13,404	$22	$9,555	$179	$22,959	$201

	2006
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
Agency securities	$3,970	$13	$15,486	$128	$19,456	$141
Mortgage-backed securities	1,738	9	6,970	189	8,708	198
Municipal bonds	1,871	44	—	—	1,871	44

Total temporarily impaired securities	$7,579	$66	$22,456	$317	$30,035	$383

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE C - INVESTMENT SECURITIES (Continued)

The following table sets forth certain information regarding the amortized costs, carrying values, and contractual maturities of the Company’s investment portfolio at December 31, 2007.

	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government agency securities
Due within one year	$15,302	$15,349
Due after one but within five years	12,311	12,497
Due after five but within ten years	1,348	1,348

	28,961	29,194

Mortgage-backed securities
Due within one year	1,062	1,075
Due after one but within five years	2,403	2,409
Due after five but within ten years	14,285	14,237
Due after ten years	23,088	23,220

	40,838	40,941

Municipal bonds
Due within one year	—	—
Due after one but within five years	1,105	1,133
Due after five but within ten years	2,139	2,162
Due after ten years	3,118	3,079

	6,362	6,374

Total securities available for sale
Due within one year	16,364	16,424
Due after one but within five years	15,819	16,039
Due after five but within ten years	17,772	17,747
Due after ten years	26,206	26,299

	$76,161	$76,509

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE D - LOANS

Following is a summary of loans at December 31, 2007 and 2006:

	2007		2006
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Real estate loans:
One to four family residential	$61,738	13.94%	$59,867	13.99%
Commercial	132,649	29.95%	113,790	26.59%
Multi-family residential	13,379	3.02%	13,399	3.13%
Construction	84,795	19.15%	79,607	18.60%
Home equity lines of credit	42,016	9.49%	42,130	9.84%

Total real estate loans	334,577	75.55%	308,793	72.15%

Other loans:
Commercial and industrial	81,832	18.48%	88,626	20.71%
Loans to individuals	26,756	6.04%	30,827	7.20%

Total other loans	108,588	24.52%	119,453	27.91%

Gross loans	443,165		428,246
Less deferred loan origination fees, net	(290)	(.07)%	(298)	(.06)%

Total loans	442,875	100.00%	427,948	100.00%

Allowance for loan losses	(8,314)		(7,496)

Total loans, net	$434,561		$420,452

Loans are primarily made in southeastern North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

Impaired loans at December 31, 2007 and 2006 consisted of loans of approximately $12.1 million and $11.8 million respectively. Impaired loans at December 31, 2007 were comprised of $5.0 million in non-accrual and restructured loans, $1.0 thousand in loans that were 90 days or more past due and still accruing and $7.1 million in other loans that management has classified as impaired for other reasons. Impaired loans at December 31, 2006 consisted of $3.2 million in non-accrual and restructured loans, $1.2 million in loans that were 90 days or more past due and still accruing and $7.4 million in other loans that management has classified as impaired for other reasons.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE D - LOANS (Continued)

The average recorded investment in impaired loans was approximately $10.9 million and $5.4 million for the years ended December 31, 2007 and 2006, respectively. The allowance allocated for impaired loans for 2007 and 2006 was approximately $2.3 million and $3.2 million, respectively.

At December 31, 2006, the Company had two loans totaling $562,000 that were considered troubled debt restructures due to concessions made to reduce the rates on those loans to below market rates. At December 31, 2007, the Company had no troubled debt restructures.

At December 31, 2007 and 2006, the amount of non-accrual loans was $5.0 million and $2.7 million, respectively. The average balance of non-accrual loans was $4.4 million and $1.4 million for the years ended December 31, 2007 and 2006, respectively. In 2007, interest forgone on non-accrual loans was approximately $365,000. Non-accrual loans did not materially affect interest income for the years ended December 31, 2006 and 2005.

At December 31, 2007 and 2006, the Company had $3.9 million and $1.6 million in loans held for sale that are guaranteed by the Small Business Administration, respectively.

Following is a summary of activity in the allowance for loan losses for the years indicated:

	At December 31,
	2007	2006	2005
		(In thousands)
Allowance for loan losses at beginning of year	$7,496	$5,298	$3,598
Provision for loan losses	5,974	2,779	2,172

	13,470	8,077	5,770

Loans charged-off:
Commercial and industrial	(3,878)	(835)	(24)
Construction	(130)	—	—
Home equity lines of credit	(127)	—	—
One-to-four family residential	(471)	(92)	(235)
Multi-family residential	(572)	(29)	(61)
Loans to individuals	(626)	(181)	(208)

Total charge-offs	(5,804)	(1,137)	(528)

Recoveries of loans previously charged-off:
Commercial and industrial	325	58	38
Construction	4	—	—
One-to-four family residential	119	—	—
Multi-family residential	37	(29)	(61)
Loans to individuals	163	66	17

Total recoveries	648	152	56

Net charge-offs	(5,156)	(985)	(472)

Allowance acquired in Progressive State Bank merger	—	404	—

Allowance for loan losses at end of year	$8,314	$7,496	$5,298

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE D - LOANS (Continued)

At December 31, 2007, the Company had pre-approved but unused lines of credit totaling $89.7 million. In management’s opinion, these commitments, and undisbursed proceeds on construction loans in process reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

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

Balance at January 1, 2007	$10,928
Borrowings	12,636
Loan repayments	(5,360)

Balance at December 31, 2007	$18,204

At December 31, 2007, there was $3.8 million of unused lines of credit outstanding to directors and executive officers of the Company and its subsidiaries.

NOTE E - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2007 and 2006:

	2007	2006
	(In thousands)
Land	$3,068	$3,118
Buildings	8,325	5,323
Furniture and equipment	2,819	2,332
Leasehold improvements	95	123
Construction in progress	18	651

	14,325	11,547
Less accumulated depreciation	2,287	1,692

Total	$12,038	$9,855

Depreciation amounting to $732,096, $622,468 and $361,622 for the years ended December 31, 2007, 2006 and 2005, respectively, is included in occupancy and equipment expense, data processing and other outsourced services expense and other expenses.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE E - PREMISES AND EQUIPMENT (Continued)

The Company has operating leases for its corporate offices and branches that expire at various times through 2027. Future minimum lease payments under the leases for years subsequent to December 31, 2007 are as follows:

2008	200,950
2009	188,800
2010	158,800
2011	115,000
2012	96,700
Thereafter	1,520,186

$2,280,436

During 2007, 2006, and 2005, payments under operating leases were approximately $250,000, $249,000 and $127,000, respectively.

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

December 31, 2007, 2006 and 2005

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

NOTE G - DEPOSITS

At December 31, 2007, the scheduled maturities of time deposits are as follows:

	Less than $100,000	$100,000 or more	Total
	(In thousands)
Three months or less	$52,520	$42,947	$95,467
Over three months through twelve months	114,231	91,261	205,492
Over one year through three years	23,492	16,590	40,082
Over three years	440	1,260	1,700

	$190,683	$152,058	$342,741

Included in this total were brokered time deposits of $2.0 million at December 31, 2007.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

	2007	2006
	($ in thousands)
Balance at December 31	$16,967	$8,441
Weighted average interest rate at December 31	3.82%	4.18%
Maximum amount outstanding at any month-end during the year	$16,967	$9,777
Average daily balance outstanding during the year	$11,092	$8,383
Average annual interest rate paid during the year	4.23%	3.84%

NOTE I - ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2007, the Company had available lines of credit totaling approximately $31.1 million with various financial institutions for borrowing on a short-term basis. These lines are subject to annual renewals with varying interest rates. Also, as a member of the Federal Home Loan Bank of Atlanta, the Company may obtain advances of up to 10% of assets, subject to available collateral.

At December 31, 2007 the Company had no advances from the Federal Home Loan Bank of Atlanta. Advances at December 31, 2006 consisted of the following:

Maturity	Interest Rate	2006
		(In thousands)
December 29, 2006	4.03%	$—
June 28, 2007	5.72%	2,500
July 30, 2007	5.52%	3,500
August 24, 2007	5.30%	2,000

		$8,000

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE J - JUNIOR SUBORDINATED DEBENTURES (Continued)

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

The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2007.

NOTE K - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(In thousands)
Current tax provision:
Federal	$810	$2,466	$2,300
State	271	544	531

Total current tax provision	1,081	3,010	2,831

Deferred tax provision:
Federal	(110)	(537)	(548)
State	(18)	(115)	(119)

Total deferred tax benefit	(128)	(652)	(667)

Net provision for income taxes	$953	$2,358	$2,164

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2007	2006	2005
	(In thousands)
Income tax at federal statutory rate	$888	$2,152	$1,967

Increase (decrease) resulting from:
State income taxes, net of federal tax effect	167	283	257
Tax-exempt interest income	(81)	(51)	(47)
Income from life insurance	(89)	(72)	(28)
Incentive stock option expense	81	57	—
Other permanent differences	(13)	(10)	15

Provision for income taxes	$953	$2,358	$2,164

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2007 and 2006 are as follows:

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE K - INCOME TAXES (Continued)

	2007	2006
	(In thousands)
Deferred tax assets relating to:
Allowance for loan losses	$2,694	$2,321
Pre-opening costs and expenses	12	25
Deferred Compensation	279	225
Unrealized loss on available-for-sale securities	—	10
Supplemental executive retirement plan	—	101
Fair market value adjustment – loans acquired from Progressive	68	144
Other	193	164

Total deferred tax assets	3,246	2,990
Deferred tax liabilities relating to:
Premises and equipment	(820)	(625)
Deferred loan fees	(132)	(146)
Unrealized gain on available-for-sale securities	(136)	—
Core deposit intangible	(447)	(507)
Other	(98)	(83)

Total deferred tax liabilities	(1,633)	(1,361)

Net recorded deferred tax asset, included in other assets	$1,613	$1,629

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Income Tax Uncertainties, an interpretation of FASB Statement No 109 (the “Interpretation”). This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. As a result of the initial adoption of this Interpretation, retained earnings were increased by $135,000 and accrued expenses were reduced by the same amount. As of January 1, 2007, there were no uncertain tax positions. The amount of uncertain tax positions may increase or decrease in the future for various reasons including adding amounts for current tax positions, expiration of open tax returns due to statutes of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

NOTE L - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(In thousands)
Postage, printing and office supplies	$413	$459	$277
Advertising and promotion	385	356	274
Professional services	1,306	520	432
Other	2,290	1,861	1,155

Total	$4,394	$3,196	$2,138

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE M - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2007, that the Company meets all capital adequacy requirements to which it is subject. The Company’s significant assets are its investments in New Century Bank, New Century Bank South and New Century Statutory Trust I.

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

The Company’s actual capital amounts and ratios are presented in the table below as of December 31, 2007 and 2006:

	Actual		Minimum for capital adequacy purposes
	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$68,999	14.77%	$37,384	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	63,127	13.51%	18,692	4.00%
Tier 1 Capital (to Average Assets)	63,127	10.77%	23,454	4.00%

December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$65,051	14.63%	$35,568	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	59,470	13.38%	17,784	4.00%
Tier 1 Capital (to Average Assets)	59,470	10.95%	21,726	4.00%

New Century Bank’s actual capital amounts and ratios are presented in the table below as of December 31, 2007 and 2006:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$40,860	13.83%	$23,627	8.00%	$29,534	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	37,130	12.57%	11,814	4.00%	17,720	6.00%
Tier 1 Capital (to Average Assets)	37,130	9.87%	15,054	4.00%	18,818	5.00%

December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$41,453	14.25%	$23,374	8.00%	$29,092	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	37,789	12.99%	11,637	4.00%	17,455	6.00%
Tier 1 Capital (to Average Assets)	37,789	10.74%	14,075	4.00%	17,594	5.00%

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE M - REGULATORY MATTERS (Continued)

New Century Bank South’s actual capital amounts and ratios are presented in the table below as of December 31, 2007 and 2006:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$21,529	11.89%	$14,482	8.00%	$18,103	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	20,030	11.06%	7,241	4.00%	10,862	6.00%
Tier 1 Capital (to Average Assets)	20,030	9.64%	8,310	4.00%	10,388	5.00%

December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$18,992	11.65%	$13,045	8.00%	$16,307	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	17,343	10.64%	6,523	4.00%	9,784	6.00%
Tier 1 Capital (to Average Assets)	17,343	9.10%	7,624	4.00%	9,530	5.00%

The reserve balance required to be maintained under the requirements of the Federal Reserve was approximately $50,000 at December 31, 2007.

Effective December 27, 2007, the board of directors of registrant’s subsidiary, New Century Bank, entered into a Memorandum of Understanding with the FDIC and the North Carolina Commissioner of Banks as a result of the joint examination by the FDIC and the North Carolina Commissioner’s Office. The Memorandum of Understanding sets forth certain actions required to be taken by management of New Century Bank to rectify unsatisfactory conditions identified by the federal and state banking regulators. The primary issues to be addressed by management relate to New Century Bank’s lending function, including conducting extensive loan risk rating reviews; addressing problem loans and enhancing the credit administration department; developing specific plans and proposals for classified credit relationships; improving loan documentation, policies and procedures; correcting all known violations of laws, rules and regulations; and developing capital and strategic plans for New Century Bank.

As of December 31, 2007 and 2006, the most recent notification from the FDIC categorized both Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Banks’ category.

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

December 31, 2007, 2006 and 2005

NOTE N - OFF-BALANCE SHEET RISK (Continued)

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2007 is as follows:

(In thousands)
Financial instruments whose contract amounts represent credit risk:
Undisbursed lines of credit	$87,527
Letters of credit	2,177

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE O - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Loans and Loans Held for Sale

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

Stock in Federal Home Loan Bank of Atlanta and Silverton Bank

The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the Federal Home Loan Bank. The fair value of stock in Silverton Bank is assumed to approximate carrying value.

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE O - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006.

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$11,467	$11,467	$12,108	$12,108
Interest-earning deposits in other banks	748	748	1,605	1,605
Federal funds sold	25,981	25,981	19,112	19,112
Loans held for sale	3,905	3,905	1,552	1,522
Investment securities available for sale	76,509	76,509	63,914	63,914
Loans, net	434,561	435.305	420,452	421,213
Accrued interest receivable	3,182	3,182	3,220	3,220
Stock in the Federal Home Loan Bank	1,087	1,087	1,427	1,427
Stock in Silverton Bank	51	51	51	51
Bank owned life insurance	6,935	6,935	6,672	6,672

Financial liabilities:
Deposits	$498,122	$499,138	$464,117	$464,302
Short term debt	16,967	16,967	16,441	16,408
Long term debt	12,372	12,372	12,372	12,372
Accrued interest payable	844	844	890	890

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Plan

The Company has a 401(k) Plan and substantially all employees participate in the Plan. In December 2005, the Board of Directors approved the matching of 100% of the first 6% of an employee’s compensation contributed to the plan. This increase was implemented in January of 2006. Matching contributions vest to the employee equally over a four-year period. Expenses attributable to the Plan amounted to $296,213, $266,523 and $83,894 for the years ended December 31, 2007, 2006 and 2005, respectively. Effective January 1, 2007, the Company approved an amendment to the plan to allow for immediate vesting of matching contributions.

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

December 31, 2007, 2006 and 2005

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

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

Supplemental Executive Retirement Plans

The Company implemented a supplemental executive retirement plan for the Chief Executive Officer during 2003. Benefits will accrue and vest during the period of employment, and will be paid in monthly benefit payments over the officer’s life after retirement. Provisions of $116,000, $92,000 and $89,000 were expensed for future benefits to be provided under this plan during 2007, 2006 and 2005, respectively. In conjunction with the implementation of this plan, the Company has purchased life insurance on certain key officers to provide future funding of benefit payments. The life insurance policies provide the payment of a death benefit in the event an insured officer dies prior to attainment of retirement age. The total liability under this plan at December 31, 2007 and 2006 was $434,000 and $311,000, respectively.

As part of the acquisition of Progressive State Bank, the Company assumed a liability for the supplemental early retirement plan for Progressive’s Chief Executive Officer. At the time of the merger, a liability of $267,000 was recorded and a provision of $6,000 was expensed in 2006, resulting in a total liability of $273,000 as of December 31, 2006. A provision of $16,000 was expensed in 2007, resulting in a total liability of $289,000 as of December 31, 2007. Corresponding to this liability, Progressive had purchased a life insurance policy on certain key officers to provide future funding of benefit payments. This policy was acquired by the Company upon its acquisition of Progressive. The plan also provides for payment of a death benefit in the event an insured officer dies prior to attainment of retirement age.

Directors Deferred Compensation

The Company has instituted a Directors’ Deferral Plan whereby individual directors may elect annually to defer receipt of all or a designated portion of their fees for the coming year. Amounts so deferred are used to purchase shares of the Company’s common stock on the open market by the administrator of the Deferral Plan or to issue shares from the Company’s authorized but unissued shares, with such deferred compensation disbursed in the future as specified by the director at the time of his or her deferral election. Compensation and other expenses attributable to this plan for the years ended December 31, 2007, 2006 and 2005 were $186,000, $151,000, and $120,000, respectively.

Stock Option Plans

The Company has shareholder approved stock option plans under which options are granted to directors and employees of the Company and its subsidiary banks. Options granted to directors under the 2000 Nonqualified Plan typically vest immediately at the time of grant. During the year ended December 31, 2007, the Company granted 1,000 options to employees under the 2000 Incentive Plan. These options will vest over a three-year period with none vested at the time of grant. Also in 2007, the Company granted 16,500 options to employees under the 2004 Incentive Stock Option Plan, which vest over a five-year period with none vested at the time of grant.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

The estimated fair market value of each option awarded, using the Black-Scholes option pricing model, together with the assumptions used in estimating those fair values, are displayed below:

	2007	2006	2005
Estimated fair value of options granted	$6.55	$7.51	$7.43
Assumptions in estimating average option values:
Risk-free interest rate	4.58%	4.91%	3.96%
Dividend yield	0%	0%	0%
Volatility	30.69%	33.38%	62.50%
Expected life (in years)	7.45	7.18	7.00

A summary of the Company’s option plans as of and for the year ended December 31, 2007 is as follows:

	Shares Available for Future Grants	Outstanding Options		Exercisable Options
		Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
At December 31, 2006	42,965	832,329	$7.20	685,851	$5.70
Options authorized	—	—	—	—	—
Options granted/vesting	(17,500)	17,500	14.77	54,165	11.25
Options exercised	—	(233,852)	5.02	(233,852)	5.02
Options forfeited	32,272	(32,272)	14.41	(6,689)	4.59

At December 31, 2007	57,737	583,705	$7.90	499,475	$6.60

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2007 was $1.0 million each.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

The weighted average remaining life of options outstanding and options exercisable as of December 31, 2007 is 5.61 years and 5.09 years, respectively. Information regarding the stock options outstanding at December 31, 2007 is summarized below:

Range of Exercise Prices	Number of options outstanding	Number of options exercisable
$4.59 - $ 7.07	469,404	469,381
$7.08 - $ 10.69	12,351	8,154
$10.70 - $ 16.22	101,950	21,940

Outstanding at end of year	583,705	499,475

A summary of the status of the Company’s nonvested shares as of December 31, 2007 and changes during the year ended December 31, 2007, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2007	146,478	$6.30
Granted	17,500	6.71
Vested	(54,165)	4.43
Forfeited	(25,583)	7.54

Nonvested at December 31, 2007	84,230	7.22

For the years ended December 31, 2007, 2006 and 2005, the intrinsic value of options exercised was $1.2 million, $333,000, and $379,000, respectively, and the grant-date fair value of options vested was $238,000, $166,000, and $96,000, respectively. Cash received from stock option exercises for the year ended December 31, 2007 was approximately $1.2 million. The actual tax benefit in shareholders’ equity realized for the tax deductions from option exercises was approximately $296,000.

As of December 31, 2007, there was approximately $521,000 of total unrecognized compensation expense related to the Company’s stock option plans. This cost is expected to be recognized over a weighted average period of 1.77 years.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE Q - PARENT COMPANY FINANCIAL DATA

Following are the condensed balance sheets of New Century Bancorp as of and for the years ended December 31, 2007 and 2006 and the related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2007 (amounts in thousands):

Condensed Balance Sheets December 31, 2007 and 2006

	2007	2006
Assets
Cash balances with New Century Bank	$5,052	$3,755
Investment in New Century Bank	37,260	37,734
Investment in New Century Bank South	29,946	27,367
Investment in New Century Statutory Trust I	453	424
Other asset	938	609

Total Assets	$73,649	$69,889

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Accrued interest payable	104	78
Shareholders’ equity:
Common stock	6,731	6,497
Additional paid-in capital	40,651	39,177
Retained earnings	13,579	11,785
Accumulated other comprehensive income	212	(20)

Total Shareholders’ Equity	61,173	57,439

Total Liabilities and Shareholders’ Equity	$73,649	$69,889

Condensed Statements of Operations Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Dividends	$1,156	$668	$673
Equity in earnings of subsidiaries	1,233	3,965	3,431
Operating expense	(1,060)	(973)	(732)
Income tax benefit	330	310	249

Net income	$1,659	$3,970	$3,621

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE Q - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,659	$3,970	$3,621
Equity in undistributed earnings of subsidiaries	(1,233)	(3,965)	(3,431)
Increase in other assets	(329)	(288)	(348)
Increase in other liabilities	26	31	28

Net cash provided (used) by operating activities	123	(252)	(130)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries	—	(16,349)	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in secondary offering	—	19,867	—
Proceeds from other issuance of common stock	1,174	166	237
Tax benefit from stock option exercises	—	38	—

Net cash provided by financing activities	1,174	20,071	237
Net increase in cash and cash equivalents	1,297	3,470	107
Cash and cash equivalents at beginning of year	3,755	285	178

Cash and cash equivalents, end of year	$5,052	$3,755	$285

NOTE R - RELATED PARTY TRANSACTIONS

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

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T) – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14.

Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described in Management’s Annual Report on Internal Control over Financial Reporting below, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework.

Based on this assessment, Management has concluded that the Company’s internal control over financial reporting as of December 31, 2007 was not effective because of the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected in a timely basis.

As of December 31, 2007, the Company did not maintain effective internal controls over certain of its lending functions, specifically, loan underwriting, documentation and credit administration.

Management has taken specific action to remediate this material weakness, included the hiring of a new Chief Credit Officer with substantial experience, evaluation and reorganization of lending and credit administration personnel, assessment and revision of lending and credit administration policies and procedures and more effective processes for identification and valuation of problem credits and consolidation of the Company’s wholly owned banking subsidiaries, New Century Bank and New Century Bank South, into one entity pursuant to a merger on March 28, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the fourth quarter of 2007. With the exception of the remedial measures undertaken to address the material weakness described above, Management has concluded that there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2007 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from pages 4 through 10 and 14 through 15 of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

The Registrant has adopted a code of ethics that applies, among others to its principal executive offices and principal financial officer. The Registrant’s code of ethics will be provided to any person upon written request made to Ms. Brenda Bonner, New Century Bancorp, Inc., 700 W. Cumberland Street, Dunn, NC 28334.

ITEM 11 – EXECUTIVE COMPENSATION

Incorporated by reference from pages 8 through 13, of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from pages 2 through 4 of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

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

The following chart contains details of the grants:

Plan Category	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	583,705	$7.90	57,737
Equity compensation plans not approved by security holders	None	N/A	None
Total	583,705	$7.90	57,737

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from pages 6 and 8 of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 14	– PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from page 13 through 15 of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial statements required to be filed by Item 8 of this Form:

Report of independent registered public accounting firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

Exhibits
3(i)	Articles of Incorporation of Registrant*

3(ii)	Bylaws of Registrant*

4	Form of Stock Certificate*

10(i)	2000 Incentive Stock Option Plan, a compensatory plan**

10(ii)	2000 Nonqualified Stock Option Plan for Directors, a compensatory plan**

10(iii)	Employment Agreement of John Q. Shaw, a management contract*

10(iv)	Employment Agreement of Lisa F. Campbell, a management contract*

10(v)	Salary Continuation Agreement with John Q. Shaw, a compensatory plan*

10(vi)	2004 Incentive Stock Option Plan, a compensatory plan**

10(vii)	Employment Agreement of William L. Hedgepeth II, a management contract (Filed herewith)

10(viii)	Employment Agreement of J. Daniel Fisher, a management contract (Filed herewith)

21	Subsidiaries (Filed herewith)

23	Consent of Dixon Hughes PLLC (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99(i)	Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders (Filed with the Securities and Exchange Commission pursuant to Rule 14a-6)

*	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.
**	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.
***	Incorporated by reference from Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.
Registrant

	By:	/s/ William L. Hedgepeth, II
William L. Hedgepeth, II
Date: March 31, 2008		President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William L. Hedgepeth, II	March 31, 2008
William L. Hedgepeth, II., President,
Chief Executive Officer and Director

/s/ Lisa F. Campbell	March 31, 2008
Lisa F. Campbell, Executive Vice President,
Chief Operating Officer and Chief Financial Officer

/s/ J. Gary Ciccone	March 31, 2008
J. Gary Ciccone, Director

/s/ John W. McCauley	March 31, 2008
John W. McCauley, Director

March 31, 2008
Oscar N. Harris, Director

/c/ Clarence L. Tart, Jr.	March 31, 2008
Clarence L. Tart, Jr., Director

/s/ Gerald W. Hayes, Jr.	March 31, 2008
Gerald W. Hayes, Jr., Director

/s/ Thurman C. Godwin, Jr.	March 31, 2008
Thurman C. Godwin, Jr., Director

March 31, 2008
Carlie C. McLamb, Director

March 31, 2008
Anthony Rand, Director

EXHIBIT INDEX

Exhibit Number	Exhibit
3(i)	Articles of Incorporation.	*

3(ii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	2000 Incentive Stock Option Plan	**

10(ii)	2000 Nonstatutory Stock Option Plan	**

10(iv)	Employment Agreement of Lisa F. Campbell	*

10(v)	Executive Supplemental Retirement Plan Agreement With John Q. Shaw, Jr.	*

10(vi)	2004 Incentive Stock Option Plan	**

10(vii)	Employment Agreement of William L. Hedgepeth	Filed herewith

10(viii)	Employment Agreement of J. Daniel Fisher	Filed herewith

21	Subsidiaries	Filed herewith

23	Consent of Dixon Hughes PLLC	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

99(i)	Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders	****

*	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.
***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2006.
****	Filed with the Securities and Exchange Commission pursuant to Rule 14a-6.