Form 10-Q
period 2008-03-31
NEW CENTURY BANCORP INC
filed 2008-05-15
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2008, the Registrant had outstanding 6,821,559 shares of Common Stock, $1 par value per share.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007*

	(In thousands, except share and per share data)
ASSETS

Cash and due from banks	$9,469	$11,467
Interest-earning deposits in other banks	702	748
Federal funds sold	33,927	25,981
Investment securities available for sale, at fair value	84,376	76,509
Loans held for sale	—	3,905
Loans	446,699	442,875
Allowance for loan losses	(9,142)	(8,314)

NET LOANS	437,557	434,561
Accrued interest receivable	2,768	3,182
Stock in Federal Home Loan Bank of Atlanta, at cost	1,154	1,087
Foreclosed real estate	707	542
Premises and equipment	11,919	12,038
Bank owned life insurance	7,001	6,935
Goodwill	8,674	8,674
Core deposit intangible	1,122	1,160
Other assets	4,026	4,236

TOTAL ASSETS	$603,402	$591,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$67,514	$65,623
Savings	38,581	36,361
Money market and NOW	58,806	53,397
Time	343,990	342,741

TOTAL DEPOSITS	508,891	498,122
Short term debt	17,990	16,967
Long term debt	12,372	12,372
Accrued interest payable	831	844
Accrued expenses and other liabilities	1,496	1,547

TOTAL LIABILITIES	541,580	529,852

Shareholders’ Equity
Common stock, $1 par value, 10,000,000 shares authorized; 6,799,183 and 6,730,874 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	6,799	6,731
Additional paid-in capital	41,002	40,651
Retained earnings	13,257	13,579
Accumulated other comprehensive income	764	212

TOTAL SHAREHOLDERS’ EQUITY	61,822	61,173

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$603,402	$591,025

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$8,123	$8,897
Federal funds sold and interest-earning deposits in other banks	301	371
Investments	958	752

TOTAL INTEREST INCOME	9,382	10,020

INTEREST EXPENSE
Money market, NOW and savings deposits	427	624
Time deposits	4,276	3,832
Short term debt	132	195
Long term debt	205	232

TOTAL INTEREST EXPENSE	5,040	4,883

NET INTEREST INCOME	4,342	5,137
PROVISION FOR LOAN LOSSES	873	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,469	4,987

NON-INTEREST INCOME
Fees from presold mortgages	171	177
Service charges on deposit accounts	448	394
Loss on repurchase of loan participation	(357)	—
SBA premium income	—	133
Other fees and income	225	207

TOTAL NON-INTEREST INCOME	487	911

NON-INTEREST EXPENSE
Personnel	2,182	2,404
Occupancy and equipment	385	326
Marketing and advertising	85	68
Professional fees	287	139
Information systems	384	371
Other	775	566

TOTAL NON-INTEREST EXPENSE	4,098	3,874

INCOME (LOSS) BEFORE INCOME TAXES	(142)	2,024
INCOME TAXES	(52)	755

NET INCOME (LOSS)	$(90)	$1,269

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(.01)	$.20

Diluted	$(.01)	$.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,764,291	6,500,367

Diluted	6,764,291	6,790,465

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2006	6,497,022	$6,497	$39,177	$11,785	$(20)	$57,439
Adjustment related to the adoption of FASB Interpretation No. 48	—	—	—	136	—	136
Net income	—	—	—	1,269	—	1,269
Other comprehensive income	—	—	—	—	54	54
Exercise of stock options	5,760	6	22	—	—	28
Stock based compensation	—	—	68	—	—	68

Balance at March 31, 2007	6,502,782	$6,503	$39,267	$13,190	$34	$58,994

Balance at December 31, 2007	6,730,874	$6,731	$40,651	$13,579	$212	$61,173
Adjustment related to the adoption of EITF 06-4	—	—	—	(232)	—	(232)
Net loss	—	—	—	(90)	—	(90)
Other comprehensive income	—	—	—	—	552	552
Exercise of stock options	68,309	68	280	—	—	348
Tax benefit from stock option exercises	—	—	27	—	—	27
Stock based compensation	—	—	44	—	—	44

Balance at March 31, 2008	6,799,183	$6,799	$41,002	$13,257	$764	$61,822

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(90)	$1,269
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	873	150
Depreciation and amortization	122	106
Amortization of core deposit intangible	38	38
Loss on retirement of premises and equipment	—	15
Stock-based compensation	44	68
Origination of loans held for sale	—	(2,437)
Proceeds from loans held for sale	—	2,091
Loss on repurchase of loan participation	357	—
Gain on sale of loans held for sale	—	(133)
Increase in cash surrender value of bank owned life insurance	(66)	(65)
Loss on sale of foreclosed real estate	—	17
Change in assets and liabilities:
Decrease in accrued interest receivable	414	266
(Increase) in other assets	(301)	(261)
(Decrease) in accrued expenses and other liabilities	(296)	(240)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,095	884

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	(67)	70
Purchases of investment securities available for sale	(11,667)	(341)
Maturities and prepayments of investment securities available for sale	4,753	5,071
Net decrease (increase) in net loans outstanding	10,875	(18,298)
Repurchase of loan participations	(11,197)	—
Proceeds from sale of foreclosed real estate	—	35
Purchases of premises and equipment	(57)	(598)

NET CASH USED BY INVESTING ACTIVITIES	(7,360)	(14,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	10,769	27,026
Increase in short term debt	1,023	1,046
Tax benefit from exercise of stock options	27	—
Proceeds from the exercise of stock options	348	28

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,167	28,100

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,902	14,923
CASH AND CASH EQUIVALENTS, BEGINNING	38,196	32,825

CASH AND CASH EQUIVALENTS, ENDING	$44,098	$47,748

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$5,053	$4,865
Income taxes paid	9	656
Non-cash transactions:
Unrealized gains on investment securities available for sale, net of tax	552	54
Transfers from loans to foreclosed real estate	165	63
Transfer from loans held for sale to loans	3,905	—

See accompanying notes.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

New Century Bancorp, Inc. (the “Company”) is a bank holding company whose principal business activity consists of ownership of New Century Bank (the “Bank”). The Bank is engaged in general commercial and retail banking and operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.

All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008. This quarterly report should be read in conjunction with the Annual Report.

NOTE B—PER SHARE RESULTS

Basic net income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of stock options outstanding during the period. There were 436,738 and 108,300 anti-dilutive options as of March 31, 2008 and 2007, respectively.

	Three Months Ended March 31,
	2008	2007
Weighted average shares used for basic net income (loss) per share	6,764,291	6,500,367
Effect of dilutive stock options	—	290,098

Weighted average shares used for diluted net income (loss) per share	6,764,291	6,790,465

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE C—COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2008	2007
	(Amounts in thousands)
Net income (loss)	$(90)	$1,269

Other comprehensive income:
Unrealized gains on investment securities available for sale	899	88
Tax effect	(347)	(34)

Total comprehensive income	$462	$1,323

NOTE D—RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

Statement of Financial Accounting Standard (SFAS) No. 159 “The Fair Value Option Financial Assets and Financial Liabilities”

The provisions of SFAS 159 became effective January 1, 2008 since the Company did not early adopt in February 2007. SFAS 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Changes in fair value from one period to the next are recognized through the income statement. This election can generally be applied on an instrument by instrument basis. The Company chose not to account for any financial assets or liabilities under the fair value option.

Statement of Financial Accounting Standard (SFAS) No. 157 “Fair Value Measurement”

Effective January 1, 2008, the Company was required to adopt SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

Fair Value Hierarchy

Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE D—RECENT ACCOUNTING PRONOUNCEMENTS (continued)

•

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of March 31, 2008 (dollars in thousands):

Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$84,376	—	$84,376	$—
Impaired loans	$8,317	—	$6,697	$1,620

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

As of March 31, 2008, the Bank identified $12.1 million in impaired loans with a specific loss allowance aggregating $3.8 million.

Emerging Issues Task Force (EITF) No. 06-4 “Accounting for Deferred Compensation and Postretirement benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4. EITF 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. The Company adopted EITF 06-4 on January 1, 2008, and in connection therewith recorded a liability of $232,000 as a reduction of retained earnings. Subsequent increases in this liability will be reflected as an expense in determining operating results.

Statement of Financial Accounting Standard (SFAS) No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”

In March 2008, the FASB issued SFAS No. 161. SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133). The Company does not currently utilize derivative instruments for hedging activities and therefore does not expect the adoption of the provisions of SFAS 161 to have a material effect on the Corporation’s financial condition and results of operations.

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

Overview

The Company is a commercial bank holding company that was organized on September 19, 2003 and has one banking subsidiary, New Century Bank, which was acquired as part of the Bank’s holding company reorganization (referred to as the “Bank”). At the close of business on July 13, 2006, the Company completed an acquisition of Progressive State Bank (“Progressive”), a North Carolina-chartered bank headquartered in Lumberton, NC. In September 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of the Bank. New Century Statutory Trust I is not a consolidated subsidiary of the Company. The Company’s only business activity is the ownership of the Bank and New Century Statutory Trust I. This discussion focuses primarily on the financial condition and operating results of the Bank.

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small-to medium-sized businesses located in Harnett, Hoke, Cumberland, Johnston, Robeson, Sampson, and Wayne counties. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking, savings accounts and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

In the fourth quarter of 2007, the Company consolidated its branch locations at 308 North Chestnut Street in Lumberton and 7482 Albert Street in Dublin into its location at 4400 Fayetteville Road in Lumberton. Also, in the fourth quarter of 2007, the Board of Directors of New Century Bancorp, as well as the boards of directors of New Century Bank and New Century Bank South, approved the merger of New Century Bank South into New Century Bank. This transaction was approved by the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks and completed on March 28, 2008.

Comparison of Financial Condition at

March 31, 2008 and December 31, 2007

During the first three months of 2008, total assets grew by $12.4 million to $603.4 million as of March 31, 2008. Earning assets at March 31, 2008 totaled $557.8 million and consisted of $437.6 million in net loans, $84.4 million in investment securities, $34.6 million in overnight investments and interest-bearing deposits in other banks and $1.2 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the first quarter were $508.9 million and $61.8 million, respectively.

Since the end of 2007, gross loans have declined by $81,000 to $446.7 million as of March 31, 2008. Gross loans consisted of $94.1 million in commercial and industrial loans, $135.7 million in commercial real estate loans, $12.8 million in multi-family residential loans, $16.7 million in consumer loans, $98.9 million in residential real estate, and $88.5 million in construction loans. During the first quarter, the Company decided to not to sell the $3.9 million in loans held for sale as of December 31, 2007, and therefore transferred them to the held for investment portfolio and the Company also re-purchased $11.2 million in participations that had previously been sold to another bank.

During 2007, prior to the merger of New Century Bank and New Century Bank South, the Company’s management identified certain underwriting and credit administration weaknesses that existed at New Century Bank. Since then, Management and the Board have taken actions to identify problem loans and improve internal controls in the lending and credit administration areas. These actions included conducting extensive loan risk rating reviews; addressing problem loans and enhancing the credit administration department; improving loan documentation, policies and procedures; and addressing known violations of rules, regulations and policies.

At March 31, 2008, the Company had nearly $2.6 million in loans that were 30-89 days past due. This represented .59% of gross loans outstanding on that date. This is a decrease from December 31, 2007 when there were $5.8 million in loans that were 30-89 days past due, or 1.31% of gross loans outstanding. The decrease in past dues is due largely to a migration of loans from the 30-89 day past due category into non-accrual status. Non-accrual loans increased $4.4 million during the first quarter to $9.4 million. The increase in non-accruals is concentrated in four relationships that exceeded $500,000 and totaled $4.2 million at March 31, 2008 and were classified by Management as impaired loans at December 31, 2007 for reasons other than their past due status.

The percentage of non-performing loans (nonaccrual loans, restructured loans and loans that were 90 days or more past due but still in accruing status) to total loans excluding loans held for sale increased 97 basis points from 1.13% at December 31, 2007 to 2.10% at March 31, 2008. The Company had no loans that were considered restructured loans or that were 90 days or more past due and still accruing interest at March 31, 2008.

In addition to the nonperforming loans described above, the Company had $2.7 million in loans that were considered to be impaired for reasons other than their past due status. In total, there were $12.1 million of loans that were considered to be impaired at March 31, 2008, consistent with the $12.1 million classified as impaired at December 31, 2007. Although the total amount of impaired loans did not change, there was a shift from the “impaired for reasons other than past due status” to non-accrual as described above. The allowance for loan losses was $9.1 million at quarter-end or 2.05% of gross loans outstanding. This is an increase of .17% from the 1.88% of gross loans, excluding loans held for sale, at December 31, 2007. The increase in the allowance resulted from increases in reserves related to impaired loans. Management believes the allowance for loan losses as of March 31, 2008 is appropriate in light of the risk inherent within the Company’s loan portfolio. The following is a rollforward of the Company’s allowance for loan losses as of March 31, 2008 and 2007:

	3/31/2008	3/31/2007
Allowance for loan losses at beginning of year	$8,314	$7,496
Provision for loan losses	873	150
Charge-offs	(190)	(149)
Recoveries	145	81

Allowance for loan losses at end of year	$9,142	$7,578

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At March 31, 2008, federal funds sold were $33.9 million, an increase of $7.9 million from the $26.0 million held as of December 31, 2007. The Company also holds an investment of $1.1 million in the form of Federal Home Loan Bank stock with an annualized yield of 6.0%. Interest-earning deposits in other banks decreased from $748,000 at December 31, 2007 to $702,000 as of March 31, 2008. The Company’s investment securities as of March 31, 2008 were $84.4 million, an increase of $7.9 million from December 31, 2007. The investment portfolio as of March 31, 2008 consisted of $31.3 million in government agency debt securities, $44.5 million in mortgage-backed securities and $7.3 million in municipal securities. The unrealized gain on these securities was $1.2 million.

The Company also has an investment in bank owned life insurance of $7.0 million, which increased $66,000 from December 31, 2007 due to an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

At March 31, 2008, non-earning assets were $38.7 million, which reflects a decrease of $2.6 million from the $41.3 million as of December 31, 2007. Non-earning assets as of March 31, 2008 included $9.5 million in cash and due from banks, bank premises and equipment of $11.9 million, goodwill of $8.7 million, core deposit intangible of $1.1 million, accrued interest receivable of $2.8 million, and other assets totaling $4.7 million.

Total deposits at March 31, 2008 were $508.9 million and consisted of $67.5 million in non-interest-bearing demand deposits, $58.8 million in money market and NOW accounts, $38.6 million in savings accounts, and $344.0 million in time deposits. Total deposits grew by $10.8 million from $498.1 million as of December 31, 2007. Brokered deposits totaled $1.5 million or .28% of quarter-end deposits.

As of March 31, 2008, the Company had $18.0 million in short-term debt and $12.4 million in long-term debt. Short-term debt consisted of repurchase agreements with local customers. Long-term debt consisted of $12.4 million of junior subordinated debentures that were issued in September 2004. The proceeds of the junior subordinated debentures have provided capital for the expansion of the Bank.

Total shareholders’ equity at March 31, 2008 was $61.8 million, an increase of $649,000 from $61.2 million as of December 31, 2007. Most of this increase is attributed to other comprehensive income of $552,000 and $375,000 from the exercise of stock options. As a result of the initial adoption of EITF 06-4, the Company recorded a decrease in opening retained earnings of $232,000. Other changes in shareholders’ equity were $44,000 in stock-based compensation and a net loss of $90,000.

Comparison of Results of Operations for the

Three months ended March 31, 2008 and 2007

General. During the first quarter of 2008, the Company incurred a net loss of approximately $90,000 as compared with net income of approximately $1.3 million for the same quarter in 2007. Net loss per share for the quarter was $(.01) per share, basic and diluted, compared with net income per share of $.20 per share-basic and $.19 per share-diluted, for the first quarter of 2007. First quarter 2008 results were impacted by a higher provision for loan losses of $873,000, compared to $150,000 for the same period in 2007. The increased provision was due to Management’s continuing analysis of impaired loans and the related reserves on those loans, from $2.3 million at December 31, 2007 to $3.8 million at March 31, 2008, and resulted in the percentage increase in the overall allowance to 2.05% at March 31, 2008 from 1.88% at December 31, 2007. The Company also experienced a decrease in net interest margin resulting from its asset-sensitive position coupled with the recent reductions in interest rates by the Federal Reserve. Additionally, there was a nonrecurring loss of $357,000 related to the purchase of loans that had previously been participated to another bank. This nonrecurring item is included in non-interest income.

Net Interest Income. Net interest income decreased by $795,000 to $4.3 million for the first quarter of 2008. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets, partially offset by growth in those assets. Average total interest-earning assets were $552.8 million in the first quarter of 2008 compared with $520.7 million during the same period in 2007 and the yield on those assets decreased 95 basis points from 7.68% to 6.73%. Although the primary reason for the decrease in earning asset yield was the reductions in interest rates by the Federal Reserve since the first quarter of 2007, yields were also impacted by approximately $280,000 in interest income reversed when loans went into non-accrual status during the first three months of 2008.

The Company’s average interest-bearing liabilities grew by $37.8 million to $471.7 million for the quarter ended March 31, 2008 from $433.9 million for the same period one year earlier and the cost of those funds decreased from 4.46% to 4.24% or 22 basis points. During the first quarter of 2008, the Company’s net interest margin was 3.15% and net interest spread was 2.49%. For the quarter ended March 31, 2007, net interest margin was 4.05% and net interest spread was 3.22%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management. In evaluating the allowance for loan losses, Management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded an $873,000 provision for loan losses in the first quarter of 2008, representing an increase of $723,000 from the $150,000 provision made in the same period of 2007. In the first quarter of 2008, the increased provision was due to management’s continuing analysis of impaired loans and the related reserves on those loans and resulted in the percentage of allowance to total loans increasing to 2.05% at March 31, 2008 from 1.88% at December 31, 2007. In the first quarter of 2007, the level of the provision for loan losses resulted principally from net loan charge-offs of $68,000 and accommodation for loan growth.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2008 was $487,000, a decrease of $424,000 from the first quarter of 2007. The primary reasons for the decline in non-interest income compared to the first quarter of last year were the non-recurring loss of $357,000 that the Company recorded related to the purchase of loans that had previously been participated to another bank and a reduction in SBA premium income of $133,000. These decreases were partially offset by increases in deposit service fees and charges of $54,000 and other fees and income of $18,000.

Non-Interest Expenses. Non-interest expenses increased by $224,000 to $4.1 million for the quarter ended March 31, 2008, from $3.9 million for the same period in 2007. The following are highlights of the significant changes in non-interest expenses from the first quarter of 2007 to the first quarter of 2008:

•	Personnel expenses declined from $2.4 million to $2.2 million, in part due to the branch consolidation that took place in the fourth quarter of 2007.

•

Professional service expenses increased from $139,000 in 2007 to $384,000 in 2008, due to outsourced services and other consulting fees incurred as a result of the aforementioned loan underwriting matters.

Provision for Income Taxes. The Company’s effective tax rate was (36.6%) and 37.3% for the quarters ended March 31, 2008 and 2007, respectively.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 21.2% of total assets at March 31, 2008.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise; the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $27.6 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $10.0 million of qualifying loans is pledged to the FHLB to secure borrowings. Another source of short-term borrowings is securities sold under agreements to repurchase. At March 31, 2008, total borrowings consisted of securities sold under agreements to repurchase of $18.0 million and junior subordinated debentures of $12.4 million.

Total deposits were $508.9 million at March 31, 2008. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 67.6% of total deposits at March 31, 2008. Time deposits of $100,000 or more represented 30.7% of the Company’s total deposits at March 31, 2008. At quarter end, the Company had $1.5 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 10.2% at March 31, 2008. As the following table indicates, at March 31, 2008, the Company and its bank subsidiary exceeded regulatory capital requirements.

	At March 31, 2008
New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	14.93%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.67%	4.00%	6.00%
Leverage ratio	10.76%	4.00%	5.00%

	At March 31, 2008
New Century Bank	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	13.76%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.50%	4.00%	6.00%
Leverage ratio	10.02%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of New Century Bank. Under the current applicable regulatory guidelines, all of the trust preferred securities qualify as Tier 1 capital as of March 31, 2008. Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

REGULATORY MATTERS

Effective December 27, 2007, the Board of Directors of the Bank entered into a Memorandum of Understanding with the FDIC and the North Carolina Commissioner of Banks. The Memorandum of Understanding represents an agreement between the Board of Directors of the Bank, the Regional Director of the FDIC’s Atlanta Regional Office and the North Carolina Commissioner of Banks and requires that the Bank’s management take certain actions to improve the Bank’s lending function. Specifically, the Memorandum of Understanding required the Bank to address problem loans by charging off certain classified assets within 30 days and also required that the Bank accomplish the following within a 90 day time frame; formulate a proposal for the reduction or improvement of any classified lines of credit, conduct a reevaluation of the performance and abilities of the bank’s loan officers and credit administration staff; improve loan documentation, policies and procedures; and correct known violations of rules, regulations and policies. The Memorandum of Understanding also required management to file various reports with the FDIC and the North Carolina Commissioner of Banks within 90 days, including a budget, earnings forecast and capital plan, with quarterly progress reports thereafter.

To date, the bank has timely filed all reports required by the Memorandum of Understanding and has taken all actions required to be taken, with the exception of (i) two credits that have not been charged off due to improved collateral positions and/or credit risk profiles; and (ii) the correction of certain violations, which the bank is actively addressing.

Specific additional actions taken have included the hiring of a new Chief Credit Officer, who started in 2008, with substantial experience; evaluation and reorganization of lending and credit administration personnel; assessment and revision of lending and credit administration policies and procedures; and more effective processes for identification and valuation of problem credits. In addition, the consolidation of the Company’s wholly owned banking subsidiaries, New Century Bank and New Century Bank South, was accomplished pursuant to a merger on March 28, 2008.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weakness disclosed in the Company’s 2007 annual report on Form 10-K, the Company’s disclosure controls and procedures are not effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. Management is addressing the material weakness disclosed in the Company’s 2007 annual report on Form 10-K and is in the process of implementing new controls designed to remediate this material weakness.

(b) Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2008. In connection with such evaluation, the Company has determined that, with the exception of the remedial measures undertaken to address the material weakness disclosed in the Company’s 2007 annual report on Form 10-K, there have been no changes in internal control over financial reporting during the first quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of Registrant*

3.2	Bylaws of Registrant*

4	Form of Stock Certificate*

10.1	2000 Incentive Stock Option Plan**

10.2	2000 Nonqualified Stock Option Plan for Directors**

10.3	Employment Agreement of John Q. Shaw*

10.4	Employment Agreement of Lisa F. Campbell*

10.5	Salary Continuation Agreement with John Q. Shaw*

10.6	2004 Incentive Stock Option Plan**

10.7	Employment Agreement of William L. Hedgepeth II***

10.8	Employment Agreement of J. Daniel Fisher***

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

*	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.
**	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.
***	Incorporated by reference from Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.

Date: May 15, 2008	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of Registrant*

3.2	Bylaws of Registrant*

4	Form of Stock Certificate*

10.1	2000 Incentive Stock Option Plan*

10.2	2000 Nonqualified Stock Option Plan for Directors*

10.3	Employment Agreement of John Q. Shaw*

10.4	Employment Agreement of Lisa F. Campbell*

10.5	Salary Continuation Agreement with John Q. Shaw*

10.6	2004 Incentive Stock Option Plan*

10.7	Employment Agreement of William L. Hedgepeth II*

10.8	Employment Agreement of J. Daniel Fisher*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

*	Incorporated by reference