Form 10-Q
period 2008-06-30
NEW CENTURY BANCORP INC
filed 2008-08-14
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of August 7, 2008, the Registrant had outstanding 6,826,659 shares of Common Stock, $1 par value per share.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007*
	(In thousands, except share and per share data)
ASSETS

Cash and due from banks	$12,129	$11,467
Interest-earning deposits in other banks	722	748
Federal funds sold	25,928	25,981
Investment securities available for sale, at fair value	77,168	76,509
Loans held for sale	—	3,905
Loans	452,045	442,875
Allowance for loan losses	(6,483)	(8,314)

NET LOANS	445,562	434,561
Accrued interest receivable	2,518	3,182
Stock in Federal Home Loan Bank of Atlanta, at cost	1,154	1,087
Foreclosed real estate	416	542
Premises and equipment	11,834	12,038
Bank owned life insurance	7,069	6,935
Goodwill	8,674	8,674
Core deposit intangible	1,083	1,160
Other assets	4,574	4,236

TOTAL ASSETS	$598,831	$591,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$69,636	$65,623
Savings	37,637	36,361
Money market and NOW	59,247	53,397
Time	338,880	342,741

TOTAL DEPOSITS	505,400	498,122
Short term debt	17,441	16,967
Long term debt	12,372	12,372
Accrued interest payable	674	844
Accrued expenses and other liabilities	1,743	1,547

TOTAL LIABILITIES	537,630	529,852

Shareholders’ Equity
Common stock, $1 par value, 10,000,000 shares authorized; 6,822,659 and 6,730,874 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	6,823	6,731
Additional paid-in capital	41,143	40,651
Retained earnings	13,660	13,579
Accumulated other comprehensive income (loss)	(425)	212

TOTAL SHAREHOLDERS’ EQUITY	61,201	61,173

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$598,831	$591,025

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,718	$9,452	$15,840	$18,348
Federal funds sold and interest-earning deposits in other banks	142	457	443	821
Investments	967	729	1,925	1,489

TOTAL INTEREST INCOME	8,827	10,638	18,208	20,658

INTEREST EXPENSE
Money market, NOW and savings deposits	356	632	784	1,256
Time deposits	3,741	4,082	8,016	7,913
Short term debt	59	204	191	399
Long term debt	143	235	348	467

TOTAL INTEREST EXPENSE	4,299	5,153	9,339	10,035

NET INTEREST INCOME	4,528	5,485	8,869	10,623
PROVISION FOR LOAN LOSSES	374	2,894	1,247	3,044

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,154	2,591	7,622	7,579

NON-INTEREST INCOME
Fees from presold mortgages	119	257	290	434
Service charges on deposit accounts	471	446	919	840
Gains on sale of loans held for sale	—	242	—	375
Loss on repurchase of loan participation	—	—	(357)	—
Loss on write down of OREO	(139)	—	(139)	(17)
Other fees and income	159	216	384	439

TOTAL NON-INTEREST INCOME	610	1,161	1,097	2,071

NON-INTEREST EXPENSE
Personnel	2,250	2,225	4,432	4,660
Occupancy and equipment	366	349	751	675
Marketing and advertising	88	109	173	176
Professional fees	301	423	587	562
Information systems	393	357	777	690
Other	755	645	1,530	1,249

TOTAL NON-INTEREST EXPENSE	4,153	4,138	8,250	8,012

INCOME (LOSS) BEFORE INCOME TAXES	611	(386)	469	1,638
INCOME TAXES (BENEFIT)	207	(189)	155	566

NET INCOME (LOSS)	$404	$(197)	$314	$1,072

NET INCOME (LOSS) PER COMMON SHARE
Basic	$.06	$(.03)	$.05	$.16

Diluted	$.06	$(.03)	$.05	$.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,816,966	6,540,736	6,806,731	6,520,663

Diluted	6,860,016	6,540,736	6,870,808	6,771,458

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2006	6,497,022	$6,497	$39,177	$11,785	$(20)	$57,439
Adjustment related to the adoption of FASB Interpretation No. 48	—	—	—	136	—	136
Net income	—	—	—	1,072	—	1,072
Other comprehensive loss	—	—	—	—	(381)	(381)
Exercise of stock options	53,250	53	201	—	—	254
Stock based compensation	—	—	129	—	—	129

Balance at June 30, 2007	6,550,272	$6,550	$39,507	$12,993	$(401)	$58,649

Balance at December 31, 2007	6,730,874	$6,731	$40,651	$13,579	$212	$61,173
Adjustment related to the adoption of EITF 06-4	—	—	—	(233)	—	(233)
Net income	—	—	—	314	—	314
Other comprehensive (loss)	—	—	—	—	(637)	(637)
Exercise of stock options	91,785	92	367	—	—	459
Tax benefit from stock option exercises	—	—	27	—	—	27
Stock based compensation	—	—	98	—	—	98

Balance at June 30, 2008	6,822,659	$6,823	$41,143	$13,660	$(425)	$61,201

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$314	$1,072
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,247	3,044
Depreciation and amortization	250	197
Adoption of FIN 48	—	136
Amortization of core deposit intangible	77	77
Stock-based compensation	98	129
Origination of loans held for sale	—	(3,988)
Proceeds from loans held for sale	—	3,898
Loss on repurchase of loan participation	357	—
Gain on sale of loans held for sale	—	(375)
Increase in cash surrender value of bank owned life insurance	(134)	(130)
Loss on sale and write-downs of foreclosed real estate	139	17
Loss on sale of repossessed assets	16	—
Gain on mortgage-backed securities pay-downs	(35)	—
Change in assets and liabilities:
Decrease in accrued interest receivable	664	596
(Increase) decrease in other assets	64	(1,955)
Decrease in accrued expenses and other liabilities	(207)	(508)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,850	2,210

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	(67)	182
Purchases of investment securities available for sale	(11,667)	(3,852)
Maturities and prepayments of investment securities available for sale	10,056	11,561
Net decrease (increase) in net loans outstanding	2,346	(29,832)
Repurchase of loan participations	(11,197)	—
Proceeds from sale of foreclosed real estate	173	35
Purchases of premises and equipment	(149)	(1,054)

NET CASH USED BY INVESTING ACTIVITIES	(10,505)	(22,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	7,278	38,141
Increase (decrease) in short term debt	474	(1,322)
Tax benefit from exercise of stock options	27	—
Proceeds from the exercise of stock options	459	254

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,238	37,073

NET INCREASE IN CASH AND CASH EQUIVALENTS	583	16,323
CASH AND CASH EQUIVALENTS, BEGINNING	38,196	32,825

CASH AND CASH EQUIVALENTS, ENDING	$38,779	$49,148

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$9,509	$10,097
Income taxes paid	77	1,949
Non-cash transactions:
Unrealized losses on investment securities available for sale, net of tax	(637)	(381)
Transfers from loans to foreclosed real estate	185	214
Transfer from loans held for sale to loans	3,905	—

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

All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008. This quarterly report should be read in conjunction with the Annual Report.

NOTE B—PER SHARE RESULTS

Basic net income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of stock options outstanding during the period. There were 124,754 anti-dilutive options outstanding as of June 30, 2008 and 103,001 anti-dilutive options outstanding as of June 30, 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares used for basic net income per share	6,816,966	6,540,736	6,806,731	6,520,663
Effect of dilutive stock options	43,050	—	64,077	250,795

Weighted average shares used for diluted net income per share	6,860,016	6,540,736	6,870,808	6,771,458

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE C—COMPREHENSIVE INCOME

A summary of comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in thousands)
Net income (loss)	$404	$(197)	$314	$1,072

Other comprehensive loss:
Unrealized loss on investment securities available for sale	(1,935)	(710)	(1,037)	(622)
Tax effect	746	275	400	241

Total	(1,189)	(435)	(637)	(381)
Total comprehensive income (loss)	$(785)	$(632)	$(323)	$691

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of June 30, 2008 (dollars in thousands):

Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$77,168	—	$77,168	$—
Impaired loans	$7,266	—	$5,321	$1,945

As of June 30, 2008, the Bank identified $8.4 million in impaired loans with a specific loss allowance aggregating $1.1 million.

Emerging Issues Task Force (EITF) No. 06-4 “Accounting for Deferred Compensation and Postretirement benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4. EITF 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. The Company adopted EITF 06-4 on January 1, 2008, and in connection therewith recorded a liability of $233,000 as a reduction of retained earnings. Subsequent increases in this liability will be reflected as an expense in determining operating results.

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

Comparison of Financial Condition at

June 30, 2008 and December 31, 2007

During the first six months of 2008, total assets grew by $7.8 million to $598.8 million as of June 30, 2008. Earning assets at June 30, 2008 totaled $551.0 million and consisted of $445.6 million in net loans, $77.2 million in investment securities, $26.7 million in overnight investments and interest-bearing deposits in other banks and $1.5 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the second quarter were $505.4 million and $61.2 million, respectively.

Since the end of 2007, gross loans have increased by $9.2 million to $452.0 million as of June 30, 2008. Gross loans consisted of $93.5 million in commercial and industrial loans, $159.2 million in commercial real estate loans, $15.0 million in multi-family residential loans, $15.2 million in consumer loans, $107.9 million in residential real estate, and $61.7 million in construction loans. During the first quarter of 2008, the Company decided to not to sell the $3.9 million in loans held for sale as of December 31, 2007, and therefore transferred them to the held for investment portfolio and the Company also re-purchased $11.2 million in participations that had previously been sold to another bank.

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

At June 30, 2008, the Company had nearly $4.2 million in loans that were 30-89 days past due. This represented .92% of gross loans outstanding on that date. This is a decrease from December 31, 2007 when there were $5.8 million in loans that were 30-89 days past due, or 1.31% of gross loans outstanding. The decrease in past dues is due largely to a migration of loans from the 30-89 day past due category into non-accrual status. Non-accrual loans increased $2.8 million during the first six months of 2008 to $8.4 million as of June 30, 2008.

The percentage of non-performing loans (nonaccrual loans, restructured loans and loans that were 90 days or more past due but still in accruing status) to total loans excluding loans held for sale increased 74 basis points from 1.13% at December 31, 2007 to 1.87% at June 30, 2008. The Company had no loans that were considered restructured loans and approximately $3,000 that were 90 days or more past due and still accruing interest at June 30, 2008.

There were $8.4 million of loans that were considered to be impaired at June 30, 2008, a decrease of $3.7 million from the $12.1 million classified as impaired at December 31, 2007. The allowance for loan losses was $6.5 million at June 30, 2008 or 1.43% of gross loans outstanding. This is a decrease of 45 basis points from the 1.88% of gross loans, excluding loans held for sale, at December 31, 2007. The decrease in the allowance resulted from net charge-offs of $3.1 million during the first six months of 2008, partially offset by provisions for loan losses of $1.2 million. Most of the loans charged-off in 2008 were classified as impaired at December 31, 2007 and had been specifically reserved for as part of the allowance for loan loss calculation. Management believes the allowance for loan losses as of June 30, 2008 is appropriate in light of the risk inherent within the Company’s loan portfolio. The following is a rollforward of the Company’s allowance for loan losses as of June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in thousands)
Allowance for loan losses at beginning of period	$9,142	$7,578	$8,314	$7,496
Provision for loan losses	374	2,894	1,247	3,044
Charge-offs	(3,138)	(3,881)	(3,328)	(4,030)
Recoveries	105	91	250	172

Allowance for loan losses at end of period	$6,483	$6,682	$6,483	$6,682

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At June 30, 2008, federal funds sold were $25.9 million, a decrease of $53,000 from the $26.0 million held as of December 31, 2007. The Company also holds an investment of $1.2 million in the form of Federal Home Loan Bank stock with an annualized yield of 5.75%. Interest-earning deposits in other banks decreased from $748,000 at December 31, 2007 to $722,000 as of June 30, 2008. The Company’s investment securities at June 30, 2008 were $77.2 million, an increase of $659,000 from December 31, 2007. The investment portfolio as of June 30, 2008 consisted of $28.9 million in government agency debt securities, $41.7 million in mortgage-backed securities and $7.3 million in municipal securities. The unrealized loss on these securities was $690,000.

The Company also has an investment in bank owned life insurance of $7.1 million, which increased $134,000 from December 31, 2007 due to an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

At June 30, 2008, non-earning assets were $41.2 million, which reflects a decrease of $71,000 from the $41.3 million as of December 31, 2007. Non-earning assets as of June 30, 2008 included $12.1 million in cash and due from banks, bank premises and equipment of $11.8 million, goodwill of $8.7 million, core deposit intangible of $1.1 million, accrued interest receivable of $2.5 million, and other assets totaling $5.0 million. As indicated previously, goodwill amounted to $8.7 million at June 30, 2008. Under purchase accounting, goodwill may become impaired under certain conditions. With the recent decline in the Company’s stock price, management performed an in-depth review of the existing goodwill value to test for impairment. Based on this internally prepared analysis, management concluded that no impairment to goodwill existed at June 30, 2008. This conclusion is based on the Company’s future earnings and capital expectations and will be reviewed periodically.

Total deposits at June 30, 2008 were $505.4 million and consisted of $69.6 million in non-interest-bearing demand deposits, $59.2 million in money market and NOW accounts, $37.6 million in savings accounts, and $338.9 million in time deposits. Total deposits grew by $7.3 million from $498.1 million as of December 31, 2007. Brokered deposits totaled $1.2 million or .25% of quarter-end deposits.

As of June 30, 2008, the Company had $17.4 million in short-term debt and $12.4 million in long-term debt. Short-term debt consisted of repurchase agreements with local customers. Long-term debt consisted of $12.4 million of junior subordinated debentures that were issued in September 2004. The proceeds of the junior subordinated debentures have provided capital for the expansion of the Bank.

Total shareholders’ equity at June 30, 2008 was $61.2 million, substantially unchanged from $61.2 million as of December 31, 2007. Other comprehensive income relating to Available for Sale Securities decreased $637,000 and shareholders equity increased $459,000 from the exercise of stock options. As a result of the initial adoption of EITF 06-4, the Company recorded a decrease in opening retained earnings of $232,000. Other changes in shareholders’ equity included $98,000 in stock-based compensation with a $27,000 tax benefit from stock options that were exercised, and net income of $314,000.

Comparison of Results of Operations for the

Three months ended June 30, 2008 and 2007

General. During the second quarter of 2008, the Company had a net income of approximately $404,000 as compared with a net loss of approximately $197,000 for the same quarter in 2007. Net income per share for the quarter was $.06 per share, basic and diluted, compared with a net loss per share of $(.03) per share, basic and diluted, for the second quarter of 2007. Second quarter 2008 results were impacted by a lower provision for loan losses of $374,000, compared to $2.9 million for the same period in 2007. The decreased provision was due to management’s continuing analysis of impaired loans and the related reserves on those loans, from $2.3 million at December 31, 2007 to $1.1 million at June 30, 2008, and resulted in the percentage decrease in the overall allowance to 1.43% at June 30, 2008 from 1.88% at December 31, 2007. The Company also experienced a decrease in net interest margin resulting from its asset-sensitive position coupled with the recent reductions in interest rates by the Federal Reserve. Additionally, there was a nonrecurring loss of $357,000 related to the purchase of loans that had previously been participated to another bank. This nonrecurring item is included in non-interest income.

Net Interest Income. Net interest income decreased by nearly $1.0 million to $4.5 million for the second quarter of 2008. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets, partially offset by growth in those assets. Average total interest-earning assets were $552.6 million in the second quarter of 2008 compared with $543.2 million during the same period in 2007 and the yield on those assets decreased 146 basis points from 7.87% to 6.41%. Although the primary reason for the decrease in earning asset yield was the reductions in interest rates by the Federal Reserve since the second quarter of 2007, yields were also impacted by approximately $104,000 in interest income reversed when loans went into non-accrual status during the second quarter of 2008.

The Company’s average interest-bearing liabilities grew by $14.3 million to $466.1 million for the quarter ended June 30, 2008 from $451.8 million for the same period one year earlier and the cost of those funds decreased from 4.57% to 3.70% or 87 basis points. During the second quarter of 2008, the Company’s net interest margin was 3.30% and net interest spread was 2.71%. For the quarter ended June 30, 2007, net interest margin was 4.05% and net interest spread was 3.28%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $374,000 provision for loan losses in the second quarter of 2008, representing a decrease of $2.5 million from the $2.9 million provision made in the same period of 2007. In both the second quarter of 2008 and 2007, the Company had a high level of net charge-offs, $3.0 million in 2008 versus $3.8 million in 2007. The higher provision in 2007 was related to the identification and downgrading of problem credits during that quarter compared to 2008 when most of the loans that were charged-off were reserved for in a prior quarter.

Non-Interest Income. Non-interest income for the quarter ended June 30, 2008 was $610,000, a decrease of $551,000 from the second quarter of 2007. The primary reasons for the decline in non-interest income compared to the second quarter of last year were the loss on write down of $139,000 in other real estate owned (“OREO”) and lower fees earned from pre-sold mortgages which declined by $138,000 to $119,000. Also, in the second quarter of 2007, the Company had $242,000 in gains on the sale of loans AFS as compared to no gains for the same period in 2008 These decreases were partially offset by increases in deposit service fees and charges of $25,000.

Non-Interest Expenses. Non-interest expenses increased by $15,000 to $4.2 million for the quarter ended June 30, 2008, from $4.1 million for the same period in 2007. The following are highlights of the significant changes in non-interest expenses from the second quarter of 2007 to the second quarter of 2008:

•	Personnel expenses increased slightly to $2.3 million for the quarter ended June 30, 2008 as compared to $2.2 million in the same period in 2007.

•

Professional service expenses decreased from $423,000 in 2007 to $301,000 in 2008, due to a decrease in outsourced services and other consulting fees that were incurred in 2007 to address the aforementioned loan underwriting matters.

•	Other non-interest expenses were impacted by FDIC insurance expense which was $129,000 for the second quarter of 2008 compared to $77,000 for the same period in 2007.

Provision for Income Taxes. The Company’s effective tax rate was 33.9% and (49.0%) for the quarters ended June 30, 2008 and 2007, respectively. The effective tax rate in the second quarter of 2007 was impacted by the net loss during the period.

Comparison of Results of Operations for the

Six months ended June 30, 2008 and 2007

General. During the first half of 2008, the Company realized a net income of approximately $314,000 as compared with net income of approximately $1.1 million for the same period in 2007. Net income per share for first six months of 2008 was $.05 per share, basic and diluted, compared with net income per share of $.16 per share-basic and diluted, for the first two quarters of 2007. Six month 2008 results were impacted by a lower provision for loan losses of $1.2 million, compared to $3.0 million for the same period in 2007. The decreased provision was due to management’s continuing analysis of impaired loans and the related reserves on those loans, from $2.3 million at December 31, 2007 to $1.1 million at June 30, 2008, and resulted in the percentage decrease in the overall allowance to 1.43% at June 30, 2008 from 1.88% at December 31, 2007. The Company also experienced a decrease in net interest margin resulting from its asset-sensitive position coupled with the recent reductions in interest rates by the Federal Reserve. Also, there was a nonrecurring loss of $357,000 related to the purchase of loans that had previously been participated to another bank. This nonrecurring item is included in non-interest income. Additionally, the Bank recorded losses of $139,000 on write downs of OREO.

Net Interest Income. Net interest income decreased by nearly $1.8 million to $8.9 million for the first two quarters of 2008. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets, partially offset by growth in those assets. Average total interest-earning assets were $552.7 million in the six months of 2008 compared with $532.0 million during the same period in 2007 and the yield on those assets decreased 122 basis points from 7.83% to 6.61%. Although the primary reason for the decrease in earning asset yield was the reductions in interest rates by the Federal Reserve since the first quarter of 2007, yields were also impacted by approximately $382,000 in interest income reversed when loans went into non-accrual status during the first six months of 2008.

The Company’s average interest-bearing liabilities grew by $24.8 million to $467.7 million for the two quarters ended June 30, 2008 from $442.9 million for the same period one year earlier and the cost of those funds decreased from 4.57% to 4.00% or 57 basis points. During the first two quarters of 2008, the Company’s net interest margin was 3.26% and net interest spread was 2.61%. For the two quarters ended June 30, 2007, net interest margin was 4.03% and net interest spread was 3.26%.

Provision for Loan Losses. The Company recorded a $1.2 million provision for loan losses in the first two quarters of 2008, representing a decrease of $1.8 million from the $3.0 million provision made in the same period of 2007. In both 2008 and 2007, the Company had a high level of net charge-offs, $3.1 million in the first six months of 2008 versus $3.9 million in 2007. The higher provision for loan losses in 2007 was related to the identification and downgrading of problem credits during that quarter compared to 2008 when most of the loans that were charged-off had been previously reserved.

Non-Interest Income. Non-interest income for the two quarters ended June 30, 2008 was $1.1 million, a decrease of $1.0 million from the same period of 2007. The primary reasons for the decline in non-interest income compared to the same two quarters of last year were the non-recurring loss of $357,000 that the Company recorded related to the purchase of loans that had previously been participated to another bank, loss on OREO write downs of $139,000, a decrease of $144,000 in fees from pre-sold mortgages and a reduction in gains on sale of loans HFS of $375,000. These decreases were partially offset by increases in deposit service fees and charges of $79,000.

Non-Interest Expenses. Non-interest expenses increased by $238,000 to $8.3 million for the two quarters ended June 30, 2008, from $8.0 million for the same period in 2007. The following are highlights of the significant changes in non-interest expenses from the first two quarters of 2007 to the first two quarters of 2008:

•	Personnel expenses declined from $4.7 million to $4.4 million, in part due to the branch consolidation that took place in the fourth quarter of 2007.

•	Occupancy and equipment expense increased $76,000 for the first six months of 2008 as compared to the same period in 2007.

•

Information systems expense increased $87,000 in the first two quarters of 2008 to $777,000 as compared to $690,000 for the same period in 2007. Approximately $37,000 of this increase related to the merger of New Century Bank and New Century Bank-South.

•

Other non-interest expense increased to $1.5 million for the six months ended June 30, 2008, compared to $1.2 million for the same period in 2007, an increase of $281,000. This increase is primarily due to a $129,000 increase in FDIC insurance and other smaller increases in various other expenses.

Provision for Income Taxes. The Company’s effective tax rate was 33.0% and 34.6% for the two quarters ended June 30, 2008 and 2007, respectively.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 19.1% of total assets at June 30, 2008.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise; the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $28.8 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $9.3 million of qualifying loans is pledged to the FHLB to secure borrowings. Another source of short-term borrowings is securities sold under agreements to repurchase. At June 30, 2008, total borrowings consisted of securities sold under agreements to repurchase of $17.4 million and junior subordinated debentures of $12.4 million.

Total deposits were $505.4 million at June 30, 2008. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 67.1% of total deposits at June 30, 2008. Time deposits of $100,000 or more represented 30.9% of the Company’s total deposits at June 30, 2008. At quarter end, the Company had $1.2 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 10.2% at June 30, 2008. As the following table indicates, at June 30, 2008, the Company and its bank subsidiary exceeded regulatory capital requirements.

	At June 30, 2008
New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	14.78%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.53%	4.00%	6.00%
Leverage ratio	10.97%	4.00%	5.00%

	At June 30, 2008
New Century Bank	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	13.80%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.55%	4.00%	6.00%
Leverage ratio	10.14%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the trust preferred securities qualify as Tier 1 capital as of June 30, 2008. Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

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

To date, the Bank has filed all reports, required by the Memorandum of Understanding and has taken all actions required to be taken, with the exception of (i) two credits that have not been charged off due to improved collateral positions and/or credit risk profiles; and (ii) the correction of certain violations, which the Bank is actively addressing.

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

Item 4T.	Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weakness disclosed in the Company’s 2007 annual report on Form 10-K, the Company’s disclosure controls and procedures are not effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. Management is addressing the material weakness disclosed in the Company’s 2007 annual report on Form 10-K and is in the process of implementing new controls designed to remediate this material weakness.

(b) Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2008. In connection with such evaluation, the Company has determined that, with the exception of the remedial measures undertaken to address the material weakness disclosed in the Company’s 2007 annual report on Form 10-K, there have been no changes in internal control over financial reporting during the second quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders was held on May 22, 2008. Of 6,799,015 shares entitled to vote at the meeting, 4,155,542 shares voted. The following proposals were approved by shareholder vote at the meeting:

Proposal 1. Election of Directors. Votes for each nominee were as follows:

Name	For	Withheld
T. Dixon Dickens	4,104,855	50,687
T.C. Godwin, Jr.	4,107,622	47,920
Gerald W. Hayes	4,026,553	128,989
William L. Hedgepeth, II	4,090,822	64,720
D. Ralph Huff, III	4,095,823	59,719
Michael S. McLamb	4,104,555	50,987
Raymond L. Mulkey, Jr.	4,102,722	52,820
Anthony Rand	3,971,035	184,507
James H. Smith	4,095,992	59,550
W. Lyndo Tippett	4,093,241	62,301

The following five directors’ terms continued after the annual meeting:

J. Gary Ciccone

Oscar N. Harris

John McCauley

Carlie C. McLamb

C.L. Tart, Jr.

Proposal 2: Ratification of the appointment of Dixon Hughes PLLC as the Company’s independent public accountants for 2008.

For	Against	Abstain
4,039,342	54,627	61,573

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of Registrant*

3.2	Bylaws of Registrant*

4	Form of Stock Certificate*

10.1	2000 Incentive Stock Option Plan**

10.2	2000 Nonqualified Stock Option Plan for Directors**

10.3	Employment Agreement of John Q. Shaw*

10.4	Employment Agreement of Lisa F. Campbell*

10.5	Salary Continuation Agreement with John Q. Shaw*

10.6	2004 Incentive Stock Option Plan**

10.7	Employment Agreement of William L. Hedgepeth II***

10.8	Employment Agreement of J. Daniel Fisher***

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

*	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.
**	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.
***	Incorporated by reference from Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.

Date: August 14, 2008	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of Registrant*

3.2	Bylaws of Registrant*

4	Form of Stock Certificate*

10.1	2000 Incentive Stock Option Plan*

10.2	2000 Nonqualified Stock Option Plan for Directors*

10.3	Employment Agreement of John Q. Shaw*

10.4	Employment Agreement of Lisa F. Campbell*

10.5	Salary Continuation Agreement with John Q. Shaw*

10.6	2004 Incentive Stock Option Plan*

10.7	Employment Agreement of William L. Hedgepeth II*

10.8	Employment Agreement of J. Daniel Fisher*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

*	Incorporated by reference