Form 10-Q
period 2008-09-30
NEW CENTURY BANCORP INC
filed 2008-11-14
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of November 10, 2008, the Registrant had outstanding 6,827,649 shares of Common Stock, $1 par value per share.

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007*
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$12,579	$11,467
Interest-earning deposits in other banks	13,761	748
Federal funds sold	6,658	25,981
Investment securities available for sale, at fair value	74,797	76,509
Loans held for sale	—	3,905
Loans	457,784	442,875
Allowance for loan losses	(7,140)	(8,314)

NET LOANS	450,644	434,561
Accrued interest receivable	2,602	3,182
Stock in Federal Home Loan Bank of Atlanta, at cost	1,154	1,087
Foreclosed real estate	669	542
Premises and equipment	11,986	12,038
Bank owned life insurance	7,137	6,935
Goodwill	8,674	8,674
Core deposit intangible	1,045	1,160
Other assets	4,751	4,236

TOTAL ASSETS	$596,457	$591,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$68,317	$65,623
Savings	29,115	36,361
Money market and NOW	68,021	53,397
Time	336,370	342,741

TOTAL DEPOSITS	501,823	498,122

Short term debt	17,896	16,967
Long term debt	12,372	12,372
Accrued interest payable	643	844
Accrued expenses and other liabilities	2,070	1,547

TOTAL LIABILITIES	534,804	529,852

Shareholders’ Equity
Common stock, $1 par value, 10,000,000 shares authorized; 6,827,649 and 6,730,874 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	6,828	6,731
Additional paid-in capital	41,211	40,651
Retained earnings	13,819	13,579
Accumulated other comprehensive income (loss)	(205)	212

TOTAL SHAREHOLDERS’ EQUITY	61,653	61,173

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$596,457	$591,025

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,633	$9,363	$23,474	$27,710
Federal funds sold and interest-earning deposits in other banks	122	508	564	1,329
Investments	923	728	2,848	2,216

TOTAL INTEREST INCOME	8,678	10,599	26,886	31,255

INTEREST EXPENSE
Money market, NOW and savings deposits	403	635	1,187	1,891
Time deposits	3,437	4,267	11,453	12,180
Short term debt	50	149	241	548
Long term debt	153	238	501	705

TOTAL INTEREST EXPENSE	4,043	5,289	13,382	15,324

NET INTEREST INCOME	4,635	5,310	13,504	15,931
PROVISION FOR LOAN LOSSES	895	2,474	2,141	5,518

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,740	2,836	11,363	10,413

NON-INTEREST INCOME
Fees from presold mortgages	111	153	401	587
Service charges on deposit accounts	467	476	1,387	1,316
Gains on sale of loans held for sale	—	64	—	438
Loss on repurchase of loan participation	—	—	(357)	—
Loss on write down of OREO	—	—	(139)	—
Refund of SBA premiums	(125)	—	(125)	—
Other fees and income	167	206	550	629

TOTAL NON-INTEREST INCOME	620	899	1,717	2,970

NON-INTEREST EXPENSE
Personnel	2,154	2,323	6,586	6,982
Occupancy and equipment	405	351	1,156	1,026
Marketing and advertising	127	93	300	270
Professional fees	338	363	925	925
Information systems	402	343	1,179	1,032
Other	682	683	2,213	1,931

TOTAL NON-INTEREST EXPENSE	4,108	4,156	12,359	12,166

INCOME (LOSS) BEFORE INCOME TAXES	252	(421)	721	1,217
INCOME TAXES (BENEFIT)	93	(147)	248	419

NET INCOME (LOSS)	$159	$(274)	$473	$798

NET INCOME (LOSS) PER COMMON SHARE
Basic	$.02	$(.04)	$.07	$.12

Diluted	$.02	$(.04)	$.07	$.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,826,481	6,639,617	6,808,914	6,560,750

Diluted	6,879,919	6,639,617	6,869,419	6,761,640

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2006	6,497,022	$6,497	$39,177	$11,785	$(20)	$57,439
Adjustment related to the adoption of FASB Interpretation No. 48	—	—	—	136	—	136
Net income	—	—	—	798	—	798
Other comprehensive income	—	—	—	—	8	8
Exercise of stock options	233,852	234	940	—	—	1,174
Tax benefit from stock option exercises	—	—	297	—	—	297
Stock based compensation	—	—	183	—	—	183

Balance at September 30, 2007	6,730,874	$6,731	$40,597	$12,719	$(12)	$60,035

Balance at December 31, 2007	6,730,874	$6,731	$40,651	$13,579	$212	$61,173
Adjustment related to the adoption of EITF 06-4	—	—	—	(233)	—	(233)
Net income	—	—	—	473	—	473
Other comprehensive (loss)	—	—	—	—	(417)	(417)
Exercise of stock options	96,775	97	392	—	—	489
Tax benefit from stock option exercises	—	—	27	—	—	27
Stock based compensation	—	—	141	—	—	141

Balance at September 30, 2008	6,827,649	$6,828	$41,211	$13,819	$(205)	$61,653

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$473	$798
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,141	5,518
Depreciation and amortization	406	419
Amortization of core deposit intangible	115	—
Stock-based compensation	141	183
Origination of loans held for sale	—	(5,789)
Proceeds from loans held for sale	—	4,198
Loss on repurchase of loan participation	357	—
Loss on sale of fixed assets	6	—
Gain on sale of loans held for sale	—	(438)
Increase in cash surrender value of bank owned life insurance	(202)	(196)
Loss on sale and write-downs of foreclosed real estate	139	17
Loss on sale of repossessed assets	17	—
Gain on mortgage-backed securities pay-downs and securities sold	(59)	—
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	580	(93)
(Increase) in other assets	(79)	(2,172)
Increase (decrease) in accrued expenses and other liabilities	89	(47)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,124	2,398

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	(67)	340
Purchases of investment securities available for sale	(17,148)	(11,712)
Maturities, sales and prepayments of investment securities available for sale	18,293	14,746
Net (increase) in net loans outstanding	(4,036)	(35,562)
Repurchase of loan participations	(11,197)	—
Proceeds from sale of foreclosed real estate	173	35
Proceeds from sale of premises and equipment	18	—
Purchases of premises and equipment	(504)	(1,471)

NET CASH USED BY INVESTING ACTIVITIES	(14,468)	(33,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	3,701	40,417
Increase (decrease) in short term debt	929	(3,467)
Tax benefit from exercise of stock options	27	297
Proceeds from the exercise of stock options	489	1,174

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,146	38,421

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,198)	7,195
CASH AND CASH EQUIVALENTS, BEGINNING	38,196	32,825

CASH AND CASH EQUIVALENTS, ENDING	$32,998	$40,020

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$13,583	$15,324
Income taxes paid	77	1,949
Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	(417)	8
Transfers from loans to foreclosed real estate	634	275
Transfer from loans held for sale to loans	3,905	—

See accompanying notes.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

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

All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008. This quarterly report should be read in conjunction with the Annual Report.

NOTE B – PER SHARE RESULTS

Basic net income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of stock options outstanding during the period. There were 134,901 anti-dilutive options outstanding as of September 30, 2008 and 104,950 anti-dilutive options outstanding as of September 30, 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average shares used for basic net income per share	6,826,481	6,639,617	6,808,914	6,560,750

Effect of dilutive stock options	53,438	—	60,505	200,890

Weighted average shares used for diluted net income per share	6,879,919	6,639,617	6,869,419	6,761,640

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE C – COMPREHENSIVE INCOME

A summary of comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in thousands)
Net income (loss)	$159	$(274)	$473	$798

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	359	634	(678)	12
Tax effect	(139)	(244)	261	(4)

Total	220	390	(417)	8

Total comprehensive income	$379	$116	$56	$806

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

Statement of Financial Accounting Standard (SFAS) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”

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

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of September 30, 2008 (dollars in thousands):

Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$74,797	—	$74,797	$—
Impaired loans	$1,640	—	$1,352	$288

As of September 30, 2008, the Bank identified $9.1 million in impaired loans, of which $3.4 million required a specific allowance of $1.7 million.

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

Recent Industry Developments

In response to the challenges the financial services sector, several regulatory and governmental actions have recently been announced including:

•

The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of mark-to-market accounting, and temporarily raised the basic limit on FDIC deposit insurance from $100,000 to $250,000; the legislation contemplates a return to the $100,000 limit on December 31, 2009.

•	On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•

On October 14, 2008, the U.S. Treasury announced the creation of a new program, the TARP Capital Purchase Program that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are not negotiable;

•

On October 14, 2008 the FDIC announced the creation of the Temporary Liquidity Guarantee Program (TLPG), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available to financial institutions:

•

Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before June 30, 2009 and would provide protection until June 30, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee; and

•

Unlimited deposit insurance for non-interest deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium on the incremental increase in insured deposits, in addition to the insurance premiums for standard insurance;

The Company evaluated the possibility of participation in the TARP Capital Purchase Program, but has determined that participation would not be in the best interests of shareholders. The Company intends to participate in the TLGP’s enhanced deposit insurance program and will not opt out of the TLPG guarantee of unsecured debt, although there are no current plans to issue unsecured debt. The Company anticipates an increase in 2009 of FDIC premium expenses due to the increases in the deposit insurance coverage recently enacted.

Although it is likely that further regulatory actions may arise as the Federal government attempts to address the economic situation, management is not aware of any further recommendations by regulatory authorities that, if implemented would have or would be reasonably likely to have a material effect on liquidity, capital ratios, or results of operations.

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

Comparison of Financial Condition at

September 30, 2008 and December 31, 2007

During the first nine months of 2008, total assets grew by $5.4 million to $596.5 million as of September 30, 2008. Earning assets at September 30, 2008 totaled $547.9 million and consisted of $450.6 million in net loans, $74.8 million in investment securities, $20.4 million in overnight investments and interest-bearing deposits in other banks and $2.1 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the third quarter were $501.8 million and $61.7 million, respectively.

Since the end of 2007, gross loans have increased by $14.9 million to $457.8 million as of September 30, 2008. Gross loans consisted of $88.7 million in commercial and industrial loans, $164.9 million in commercial real estate loans, $15.5 million in multi-family residential loans, $14.7 million in consumer loans, $110.3 million in residential real estate, and $63.7 million in construction loans. During the first quarter of 2008, the Company decided to not to sell the $3.9 million in loans held for sale as of December 31, 2007, and therefore transferred them to the held for investment portfolio and the Company also repurchased $11.2 million in participations that had previously been sold to another bank.

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

At September 30, 2008, the Company had nearly $1.5 million in loans that were 30-89 days past due. This represented .34% of gross loans outstanding on that date. This is a decrease from December 31, 2007 when there were $5.8 million in loans that were 30-89 days past due, or 1.31% of gross loans outstanding. The decrease in past dues is due largely to a migration of loans from the 30-89 day past due category into the non-accrual status. Non-accrual loans increased $3.5 million during the first nine months of 2008 to $9.1 million as of September 30, 2008.

The percentage of non-performing loans (nonaccrual loans, restructured loans and loans that were 90 days or more past due but still in accruing status) to total loans excluding loans held for sale increased 87 basis points from 1.13% at December 31, 2007 to 2.00% at September 30, 2008. The Company had no loans that were considered troubled debt restructured loans.

There were $9.1 million of loans that were considered to be impaired due to management’s assessment of the loans current asset valuations at September 30, 2008 of which $3.4 million required a specific reserve of $1.7 million. The $12.1 million classified as impaired at December 31, 2007 required a specific reserve $2.3 million. The allowance for loan losses was $7.1 million at September 30, 2008 or 1.56% of gross loans outstanding. This is a decrease of 32 basis points from the 1.88% of gross loans, excluding loans held for sale, at December 31, 2007. The allowance for loan losses at September 30, 2008 represented 78.46% of impaired loans. The decrease in the allowance resulted from net charge-offs of $3.3 million during the first nine months of 2008, partially offset by provisions for loan losses of $2.1 million. Most of the loans charged-off in 2008 were classified as impaired at December 31, 2007 and had been specifically reserved for as part of the allowance for loan loss calculation. It is management’s assessment that the allowance for loan losses as of September 30, 2008 is appropriate in light of the risk inherent within the Company’s loan portfolio. The following is a roll forward of the Company’s allowance for loan losses as of September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in thousands)
Allowance for loan losses at beginning of period	$6,483	$6,682	$8,314	$7,496
Provision for loan losses	895	2,474	2,141	5,518
Charge-offs	(489)	(813)	(3,816)	(4,796)
Recoveries	251	293	501	418

Allowance for loan losses at end of period	$7,140	$8,836	$7,140	$8,636

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At September 30, 2008, federal funds sold were $6.7 million, a decrease of $19.3 million from the $26.0 million at December 31, 2007, of which $13.0 million was transferred to the FHLB overnight interest bearing account, during the third quarter of 2008. The Company also holds an investment of $1.2 million in the form of Federal Home Loan Bank stock with an annualized yield of 2.89%. Interest-earning deposits in other banks increased from $748,000 at December 31, 2007 to $13.8 million as of September 30, 2008 as $13.0 million was placed in the Bank’s FHLB account from federal funds sold. The Company’s investment securities at September 30, 2008 were $74.8 million, a decrease of $1.7 million from December 31, 2007. The investment portfolio as of September 30, 2008 consisted of $28.9 million in government agency debt securities, $39.6 million in mortgage-backed securities and $6.7 million in municipal securities. The unrealized loss on these securities was $330,000.

The Company also has an investment in bank owned life insurance of $7.1 million, which increased $202,000 from December 31, 2007 due to an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

At September 30, 2008, non-earning assets were $42.3 million, which reflects an increase of $1.0 million from the $41.3 million as of December 31, 2007. Non-earning assets as of September 30, 2008 included $12.6 million in cash and due from banks, bank premises and equipment of $12.0 million, goodwill of $8.7 million, core deposit intangible of $1.0 million, accrued interest receivable of $2.6 million, and other assets totaling $6.4 million. As indicated previously, goodwill amounted to $8.7 million at June 30, 2008. Under purchase accounting, goodwill may become impaired under certain conditions. At June 30, 2008, management performed an annual expanded review of the existing goodwill value to test for impairment. Based on this analysis, management concluded that no impairment to goodwill existed at June 30, 2008. A follow-up review of the value of existing goodwill will be performed at December 31, 2008.

Total deposits at September 30, 2008 were $501.8 million and consisted of $68.3 million in non-interest-bearing demand deposits, $68.0 million in money market and NOW accounts, $29.1 million in savings accounts, and $336.4 million in time deposits. Total deposits grew by $3.7 million from $498.1 million as of December 31, 2007. Brokered deposits totaled $1.6 million or .32% of quarter-end deposits.

As of September 30, 2008, the Company had $17.9 million in short-term debt and $12.4 million in long-term debt. Short-term debt consisted of repurchase agreements with local customers. Long-term debt consisted of $12.4 million of junior subordinated debentures that were issued in September 2004. The proceeds of the junior subordinated debentures have provided capital for the expansion of the Bank.

Total shareholders’ equity at September 30, 2008 was $61.7 million, an increase of $480,000 from $61.2 million as of December 31, 2007. Other comprehensive income relating to available for sale securities decreased $417,000 and shareholders’ equity increased $489,000 from the exercise of stock options. As a result of the initial adoption of EITF 06-4, the Company recorded a decrease in opening retained earnings of $233,000. Other changes in shareholders’ equity included $141,000 in stock-based compensation with a $27,000 tax benefit from stock options that were exercised, and net income of $473,000.

Comparison of Results of Operations for the

Three months ended September 30, 2008 and 2007

General. During the third quarter of 2008, the Company had a net income of approximately $159,000 as compared with a loss of approximately $274,000 for the same quarter in 2007. Net income per share for the quarter was $.02 per share, basic and diluted, compared with a net loss per share of $(.04) per share, basic and diluted, for the third quarter of 2007. Third quarter 2008 results were impacted by a lower provision for loan losses of $895,000, compared to $2.5 million for the same period in 2007. The decrease in the specific reserves established on impaired loans from $2.3 million at December 31, 2007 to $1.7 million at September 30, 2008 was due to management’s continual review and reassessment of the valuations on impaired loans combined with net charge-offs of $3.0 million for the nine months ended September 30, 2008 while at the same time providing adequate loss coverage which also resulted in the percentage decrease in the overall allowance to 1.56% at September 30, 2008 from 1.88% at December 31, 2007. The Company also experienced a decrease in net interest margin resulting from its asset-sensitive position coupled with the recent reductions in interest rates by the Federal Reserve. Additionally, there was a $125,000 refund of SBA premiums during the third quarter of 2008.

Net Interest Income. Net interest income decreased by $675,000 to $4.6 million for the third quarter of 2008. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets, partially offset by growth in those assets. Average total interest-earning assets were $551.4 million in the third quarter of 2008 compared with $544.9 million during the same period in 2007 and the yield on those assets decreased 142 basis points from 7.66% to 6.24%.

The Company’s average interest-bearing liabilities grew by $7.1 million to $461.4 million for the quarter ended September 30, 2008 from $454.3 million for the same period one year earlier and the cost of those funds decreased from 4.62% to 3.48% or 114 basis points. During the third quarter of 2008, the Company’s net interest margin was 3.34% and net interest spread was 2.77%. For the quarter ended September 30, 2007, net interest margin was 3.81% and net interest spread was 3.04%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded an $895,000 provision for loan losses in the third quarter of 2008, representing a decrease of $1.6 million from the $2.5 million provision made in the same period of 2007. In both the third quarter of 2008 and 2007, the Company had a high level of net charge-offs, $238,000 in 2008 as compared to $520,000 for the same period in 2007.

Non-Interest Income. Non-interest income for the quarter ended September 30, 2008 was $620,000, a decrease of $279,000 from the third quarter of 2007. The primary reasons for the decline in non-interest income compared to the third quarter of last year were the $125,000 refund of SBA premiums, received for loans previously sold that went into early default, and lower fees earned from pre-sold mortgages which declined by $42,000 to $111,000. Also, in the third quarter of 2007, the Company had $64,000 in gains on the sale of loans available for sale, as compared to no gains for the same period in 2008.

Non-Interest Expenses. Non-interest expenses decreased by $48,000 to $4.1 million for the quarter ended September 30, 2008, from $4.2 million for the same period in 2007. The following are highlights of the significant changes in non-interest expenses from the third quarter of 2007 to the third quarter of 2008:

•	Personnel expenses decreased to $2.2 million for the quarter ended September 30, 2008 as compared to $2.3 million in the same period in 2007.

•

Professional service expenses decreased from $363,000 in 2007 to $338,000 in 2008, due to a decrease in outsourced services and other consulting fees that were incurred in 2007 to address the aforementioned loan underwriting matters.

•	Other non-interest expenses were impacted by FDIC insurance expense which was $143,000 for the third quarter of 2008 compared to $77,000 for the same period in 2007.

Provision for Income Taxes. The Company’s effective tax rate was 36.9% and (34.9%) for the quarters ended September 30, 2008 and 2007, respectively. The effective tax rate in the third quarter of 2007 was impacted by the net loss during the period.

Comparison of Results of Operations for the

Nine months ended September 30, 2008 and 2007

General. During the first nine months of 2008, the Company realized a net profit of approximately $473,000 as compared with net income of approximately $798,000 for the same period in 2007. Net income per share for first nine months of 2008 was $.07 per share, basic and diluted, compared with net income per share of $.12 per share, basic and diluted, for the first three quarters of 2007. Nine month 2008 results were impacted by a lower provision for loan losses of $2.1 million, compared to $5.5 million for the same period in 2007. The Company also experienced a decrease in net interest margin resulting from its asset-sensitive position coupled with the recent reductions in interest rates by the Federal Reserve. Also, there was a nonrecurring loss of $357,000 related to the purchase of loans that had previously been participated to another bank. This nonrecurring item is included in non-interest income. Additionally, the Bank recorded losses of $139,000 on write downs of foreclosed real estate and refunded $125,000 in SBA premiums as previously discussed.

Net Interest Income. Net interest income decreased by nearly $2.4 million to $13.5 million for the first three quarters of 2008. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets, partially offset by growth in those assets. Average total interest-earning assets were $552.2 million in the nine months of 2008 compared with $536.3 million during the same period in 2007 and the yield on those assets decreased 128 basis points from 7.77% to 6.49%.

The Company’s average interest-bearing liabilities grew by $18.9 million to $465.6 million for the three quarters ended September 30, 2008 from $446.7 million for the same period one year earlier and the cost of those funds decreased from 4.59% to 3.87% or 72 basis points. During the first three quarters of 2008, the Company’s net interest margin was 3.26% and net interest spread was 2.66%. For the three quarters ended September 30, 2007, net interest margin was 3.95% and net interest spread was 3.19%.

Provision for Loan Losses. The Company recorded a $2.1 million provision for loan losses in the first three quarters of 2008, representing a decrease of $3.4 million from the $5.5 million provision made in the same period of 2007. In both 2008 and 2007, the Company had a high level of net charge-offs, $3.3 million in the first nine months of 2008 as compared to $4.4 million for the same period in 2007.

Non-Interest Income. Non-interest income for the three quarters ended September 30, 2008 was $1.7 million, a decrease of $1.3 million from the same period of 2007. The primary reasons for the decline in non-interest income compared to the same three quarters of last year were the non-recurring loss of $357,000 that the Company recorded related to the purchase of loans that had previously been participated to another bank, loss on foreclosed real estate write downs of $139,000, a decrease of $186,000 in fees from pre-sold mortgages, a reduction in gains on sale of loans held for sale of $438,000 and a refund of $125,000 in SBA premiums, as previously discussed. These decreases were partially offset by increases in deposit service fees and charges of $71,000.

Non-Interest Expenses. Non-interest expenses increased by $193,000 to $12.4 million for the three quarters ended September 30, 2008, from $12.2 million for the same period in 2007. The following are highlights of the significant changes in non-interest expenses from the first three quarters of 2007 to the first three quarters of 2008:

•	Personnel expenses declined from $7.0 million to $6.6 million, in part due to the branch consolidation that took place in the fourth quarter of 2007 and lower compensation for executive management.

•	Occupancy and equipment expense increased $130,000 for the first nine months of 2008 as compared to the same period in 2007.

•

Information systems expense increased $147,000 in the first three quarters of 2008 to $1.2 million as compared to $1.0 million for the same period in 2007. Approximately $37,000 of this increase related to a system conversion.

•

Other non-interest expense increased to $2.2 million for the nine months ended September 30, 2008, compared to $1.9 million for the same period in 2007, an increase of $282,000. This increase is primarily due to a $194,000 increase in FDIC insurance and other smaller increases in various other expenses.

Provision for Income Taxes. The Company’s effective tax rate was 34.4% and 34.4% for the three quarters ended September 30, 2008 and 2007, respectively.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 18.07% of total assets at September 30, 2008.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise; the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $12.8 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $16.2 million of qualifying loans is pledged to the FHLB to secure borrowings. Another source of short-term borrowings is securities sold under agreements to repurchase. At September 30, 2008, total borrowings consisted of securities sold under agreements to repurchase of $17.9 million and junior subordinated debentures of $12.4 million.

Total deposits were $501.8 million at September 30, 2008. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 67.0% of total deposits at September 30, 2008. Time deposits of $100,000 or more represented 29.7% of the Company’s total deposits at September 30, 2008. At quarter end, the Company had $1.6 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percent of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 10.3% at September 30, 2008. As the following table indicates, at September 30, 2008, the Company and its bank subsidiary exceeded regulatory capital requirements.

	At September 30, 2008
New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	14.72%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.47%	4.00%	6.00%
Leverage ratio	10.96%	4.00%	5.00%

	At September 30, 2008
New Century Bank	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	13.80%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.55%	4.00%	6.00%
Leverage ratio	10.21%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the trust preferred securities qualify as Tier 1 capital as of September 30, 2008. Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

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

To date, the Bank has filed all reports required by the Memorandum of Understanding and has taken all actions required to be taken, with the exception of (i) two credits that have not been charged off due to improved collateral positions and/or credit risk profiles; and (ii) the correction of certain violations, which the Bank is actively addressing.

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

(b) Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the third quarter of 2008. In connection with such evaluation, the Company has determined that, with the exception of the remedial measures undertaken to address the material weakness disclosed in the Company’s 2007 annual report on Form 10-K, there have been no changes in internal control over financial reporting during the third quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5. Other Information

On November 13, 2008, the Company’s Board of Directors determined that participation in the Treasury Department Capital Purchase Program would not be in the best interests of the Company’s shareholders. As a result, the Company will not hold a special meeting of shareholders in December to vote on a proposal to authorize the issuance of preferred stock.

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

NEW CENTURY BANCORP, INC.

Date: November 14, 2008	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President and Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of Registrant*

3.2	Bylaws of Registrant*

4	Form of Stock Certificate*

10.1	2000 Incentive Stock Option Plan*

10.2	2000 Nonqualified Stock Option Plan for Directors*

10.3	Employment Agreement of John Q. Shaw*

10.4	Employment Agreement of Lisa F. Campbell*

10.5	Salary Continuation Agreement with John Q. Shaw*

10.6	2004 Incentive Stock Option Plan*

10.7	Employment Agreement of William L. Hedgepeth II*

10.8	Employment Agreement of J. Daniel Fisher*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

*	Incorporated by reference