Form 10-K
period 2008-12-31
NEW CENTURY BANCORP INC
filed 2009-03-31
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $49,123,145

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date. 6,831,149 shares outstanding as of March 23, 2009.

Documents Incorporated by Reference.

Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders as filed pursuant to Section 14 of the Securities Exchange Act of 1934, incorporated into Part III of this Form 10-K

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

The Registrant operates for the primary purpose of serving as the holding company for its subsidiary depository institution, New Century Bank (the “Bank”). The Registrant’s headquarters is located at 700 West Cumberland Street, Dunn, North Carolina 28334.

New Century Bank was incorporated on May 19, 2000 as a North Carolina-chartered commercial bank, opened for business on May 24, 2000, and is located at 700 West Cumberland Street, Dunn, North Carolina.

The Board of Directors of New Century Bancorp as well as the boards of directors of New Century Bank and New Century Bank South, voted to merge the two banks in early 2008. The merger was completed on March 28, 2008. The merged bank is called New Century Bank and the headquarters and operations center of the merged bank are in Dunn, North Carolina. A 15-member holding company board also serves as the board of directors of the Bank, includes current directors from both banks.

New Century Bank South was incorporated on December 23, 2003 as a North Carolina-chartered commercial bank and opened for business on January 2, 2004. New Century Bank and New Century Bank South merged on March 28, 2008. The combined bank, New Century Bank, is the remaining bank subsidiary of New Century Bancorp.

The combined Bank operates for the primary purpose of serving the banking needs of individuals and small to medium-sized businesses in its market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer, mortgage and personal loans, and other associated financial services.

Primary Market Area

The Registrant’s market area consists of southeastern North Carolina. The Registrant’s market area has a population of over 920,000 with an average household income of over $40,600.

The June 2008 total deposits in the Registrant’s market area exceeded $7.6 billion. The leading economic components of Harnett and Johnston Counties are services, manufacturing, and retail trade. In contrast, Cumberland County’s leading sector is federal government and military, followed by services and retail trade. In Sampson County, leading sectors include manufacturing, services, and state and local government. Wayne County’s leading sectors are federal government and military services, retail trade and agriculture. The largest employers in the Registrant’s market area include Kelly-Springfield Tires, Black & Decker, Bayer, Morganite, Inc. and the United States military.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. As of June 30, 2008, data provided by the FDIC Deposit Market Share Report indicated that, within the Registrant’s market area, there were 226 offices of 23 other commercial and savings institutions (30 in Harnett County, 41 in Johnston County, 4 in Hoke County, 66 in Cumberland County, 33 in Robeson County, 17 in Sampson County, and 35 in Wayne County).

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

Employees

As of December 31, 2008, the Registrant employed 132 full time equivalent employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes relations with its employees to be good.

REGULATION

Regulation of the Bank

The Bank is extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Registrant and the Banks.

State Law. The Bank is subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail its resources, assets, liabilities and financial condition. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. As member institutions of the FDIC, the Bank’s deposits are insured to applicable limits through the FDIC’s Deposit Insurance Fund (the “DIF”) generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Emergency Economic Stabilization Act temporarily increased the maximum amount per separately insured depositor from $100,000 to $250,000 in October 2008. Unless this increase is further extended by law, the maximum insured amount will return to $100,000 in December 2009. The DIF is administered by the FDIC and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The FDIC determines the Bank’s deposit insurance assessment rates on the basis of four risk categories. The Bank’s assessment is determined by a formula that ranges from 0.02% to 0.04% at the lowest assessment category up to a maximum of 0.40% of the Bank’s average deposit base, with the exact assessment determined by the Bank’s assets, its capital and the FDIC’s supervisory opinion of its operations. The insurance assessment rate may change periodically and was significantly increased for all depository institutions during 2008. Increases in the assessment rate may have an adverse effect on the Bank’s operating results.

The FDIC has set a designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits) for the DIF. The FDIC has the authority to set the ratio between 1.15% and 1.50%, and must adopt a restoration plan when the ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. There is no requirement to achieve a specific ratio within a given time frame. The DIF reserve ratio calculated by the FDIC that was in effect at December 31, 2008 was .76%. In October 2008, the FDIC adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within five years. As part of that plan, the FDIC increased risk-based assessment rates uniformly by seven cents, on an annual basis, for the first quarter of 2009 due to deteriorating financial conditions in the banking industry.

In addition to risk-based deposit insurance assessments, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of Financing Corporation bonds. Financing Corporation assessment rates for 2008 ranged from $0.0110 to $0.0114 per $100 of deposits.

The FDIC can terminate a depository institution’s deposit insurance if it finds that the institution is being operated in an unsafe and unsound manner or has violated any rule, regulation, order or condition administered by the institution’s regulatory authorities. Any such termination of deposit insurance would likely have a material adverse effect on the Company, the severity of which would depend on the amount of deposits affected by such a termination. The FDIC evaluates the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. Deposit insurance premium rates in 2008 for nearly all of the financial institution industry varied between five and seven cents for every $100 of domestic deposits. The deposit insurance assessment rates are determined quarterly.

On December 16, 2008, the FDIC adopted a final rule increasing its risk-based deposit insurance assessment scale uniformly by seven (7) basis points for the first quarter of 2009. The assessment scale for first quarter of 2009 will range from twelve (12) basis points of assessable deposits for the strongest institutions to fifty (50) basis points for the weakest. The FDIC attributes the assessment increase to recent failures of FDIC-insured institutions. The FDIC’s action applies only to the first quarter of 2009. The FDIC is considering further changes to the risk-based assessment scale effective April 1, 2009, designed to make the assessment system more risk sensitive and ensure that riskier institutions bear a greater share of the assessments. Proposed adjustments to the scale include: (i) adding a surcharge for certain institutions (institutions in the three riskiest categories for FDIC assessment purposes) that use brokered deposits to fund growth, (ii) providing a possible discount of up to two (2) basis points based on an institution’s ratio of long-term unsecured debt, including senior unsecured and subordinated debt, to domestic deposits (for “small institutions” (generally, those with less than $10 billion in assets), the ratio could include a certain amount of Tier 1 capital) and (iii) adding a surcharge based upon an institution’s ratio of secured liabilities (including Federal Home Loan Bank advances, securities sold under repurchase agreements, secured Federal Funds purchased and certain other secured borrowings) to domestic deposits, if greater than 15%.

On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009 payable on September 30, 2009.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry.

Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2008, the Registrant was classified as well capitalized with Tier 1 and Total Risk-Based Capital of 13.18% and 14.43%, respectively. Also, as of December 31, 2008, the Bank was classified as well capitalized with Tier 1 and Total Risk-Based Capital of 12.88% and 14.14%, respectively.

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

Miscellaneous. The cash dividends that may be paid by the Bank are subject to legal limitations. In accordance with North Carolina banking law, cash dividends may not be paid by the Bank unless its capital surplus is at least 50% of its paid-in capital. Cash dividends may only be paid out of retained earnings.

The earnings of the Bank will be affected significantly by the policies of the Federal Reserve Board, which is responsible for regulating the United States money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

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

The Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Bank’s operations.

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

The Registrant is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Registrant’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” and well-managed under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

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

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Registrant’s ability to pay cash dividends depends upon the cash dividends the Registrant receives from the Bank. At present, the Registrant’s only source of income is dividends paid by the Bank and interest earned on any investment securities the Registrant holds. The Registrant must pay all of its operating expenses from funds it receives from the Bank. Therefore, shareholders may receive dividends from the Registrant only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings where the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the Bank to us will likely be limited to amounts needed to pay any separate expenses of the Registrant and/or to make required payments on our debt obligations, including the debentures which underlie our trust preferred securities.

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

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Registrant, any subsidiary of the Registrant and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tying arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

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

ITEM 2 – PROPERTIES

The following table sets forth the location of the main office, branch offices, and operation centers of the Registrant’s subsidiary depository institution, New Century Bank, as well as certain information relating to these offices.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased
New Century Bank Main Office 700 West Cumberland Street Dunn, NC 28334	2001	12,600	Owned

Clinton Office 506 South East Boulevard Clinton, NC 28328	2002	2,200	Leased

Sunset Avenue Office 1519 Sunset Avenue Clinton, NC 28328	2005	2,200	Leased

Goldsboro Office 431 North Spence Avenue Goldsboro, NC 27534	2005	6,300	Owned

Lillington Office 818 McKinney Parkway Lillington, NC 27546	2007	4,500	Owned

Fayetteville Office 2818 Raeford Road Fayetteville, NC 28303	2004	10,000	Owned

Ramsey Street Office 6390 Ramsey Street Fayetteville, NC 28311	2007	2,500	Owned

Lumberton Office 4400 Fayetteville Road Lumberton, NC 28358	2006	3,500	Owned

Pembroke Office 410 East Third Street Pembroke, NC 28372	2006	1,600	Owned

Raeford Office 720 Harris Avenue Raeford, NC 28376	2006	2,900	Owned

Operations Center 107 East Broad Street Dunn, NC 28334	2005	9,000	Leased

Operations Center Annex 106 East Broad Street Dunn, NC 28334	2008	3,700	Leased

ITEM 3 – LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant, or any of its subsidiaries, is a party, or of which any of their property is the subject.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders during the fourth quarter of 2008.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Market under the trading symbol “NCBC.” Howe Barnes Hoefer & Arnett, Ryan Beck & Company, Morgan Keegan, McKinnon & Company, Sandler O’Neill & Partners, L.P., and Scott & Stringfellow provide bid and ask quotes for our common stock. At December 31, 2008, there were 6,831,149 shares of common stock outstanding, which were held by 1,451 shareholders of record.

	Sales Prices
	High	Low
2008
First Quarter	$9.45	$7.30
Second Quarter	8.10	6.51
Third Quarter	10.21	5.31
Fourth Quarter	7.15	4.90

2007
First Quarter	$16.33	$14.75
Second Quarter	14.90	12.42
Third Quarter	12.50	9.00
Fourth Quarter	10.87	8.25

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$35,233	$41,598	$35,812	$24,679	$15,408
Total interest expense	17,372	20,653	16,167	10,089	5,187

Net interest income	17,861	20,945	19,645	14,590	10,221
Provision for loan losses	4,283	5,974	2,779	2,172	1,684

Net interest income after provision for loan losses	13,578	14,971	16,866	12,418	8,537
Total non-interest income	2,407	3,870	3,278	2,496	1,692
Total non-interest expense	16,417	16,229	13,816	9,129	6,962

Income (loss) before income taxes	(432)	2,612	6,328	5,785	3,267
Provision for income taxes (benefit)	(239)	953	2,358	2,164	1,173

Net income (loss)	$(193)	$1,659	$3,970	$3,621	$2,094

Per Share Data: (1)
Earnings (loss) per share—basic	$(.03)	$.25	$.69	$.72	$.42
Earnings (loss) per share—diluted	(.03)	.24	.65	.66	.40
Market Price
High	10.21	16.33	20.83	23.75	16.81
Low	4.90	8.25	15.75	10.56	8.02
Close	5.00	8.25	16.99	20.63	11.39
Book value	9.17	9.09	8.84	6.48	5.82
Tangible book value	7.76	7.63	7.30	6.48	5.82

Selected Year-End Balance Sheet Data:
Loans	$460,626	$442,875	$427,948	$321,670	$262,750
Allowance for loan losses	8,860	8,314	7,496	5,298	3,598
Other interest-earning assets	99,908	100,292	87,811	96,059	51,051
Goodwill and core deposit intangible	9,680	9,834	9,988	—	—
Total assets	605,767	591,025	552,965	436,367	328,311
Deposits	505,119	498,122	464,117	367,003	270,230
Borrowings	35,547	29,339	28,813	34,115	27,057
Shareholders’ equity	62,659	61,173	57,439	32,974	29,444

Selected Average Balances:
Total assets	$599,913	$583,809	$491,849	$381,494	$277,432
Loans	451,558	449,799	369,110	301,510	222,425
Total interest-earning assets	554,798	539,526	458,974	362,669	261,217
Goodwill and core deposit intangible	9,756	9,910	4,087	—	—
Deposits	504,188	493,989	412,077	317,648	231,510
Total interest-bearing liabilities	468,044	450,466	381,514	303,889	214,109
Shareholders’ equity	62,107	59,888	45,614	31,583	30,483

Selected Performance Ratios:
Return on average assets	(.03)%	.28%	.81%	.95%	.75%
Return on average equity	(.31)%	2.77%	8.70%	11.47%	6.87%
Net interest margin (5)	3.27%	3.93%	4.33%	4.06%	3.95%
Net interest spread (5)	2.69%	3.18%	3.62%	3.52%	3.51%
Efficiency ratio (2)	81.00%	65.40%	60.27%	53.43%	58.44%

Asset Quality Ratios:
Nonperforming loans to period-end loans (3)	1.85%	1.13%	.75%	.26%	.07%
Allowance for loan losses to period-end loans (4)	1.92%	1.88%	1.75%	1.65%	1.37%
Net loan charge-offs to average loans	0.82%	1.15%	.27%	.16%	.20%

	At or for the year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Capital Ratios:
Total risk-based capital	14.43%	14.77%	14.63%	14.54%	16.76%
Tier 1 risk-based capital	13.18%	13.51%	13.38%	12.93%	15.51%
Leverage ratio	10.66%	10.77%	10.95%	10.56%	12.52%
Equity to assets ratio	10.34%	10.35%	10.39%	7.56%	8.97%

Other Data:
Number of banking offices	10	10	11	5	4
Number of full time equivalent employees	132	144	156	92	72

(1)	Adjusted for all years presented to reflect the effects of a 20% stock dividend in December 2006, a 50% stock dividend in July 2005 and 10% stock dividends in June 2004 and September 2003, respectively.
(2)	Efficiency ratio is calculated as non-interest expenses divided by the sum of net interest income and non-interest income.
(3)	Nonperforming loans consist of non-accrual loans and restructured loans.
(4)	Allowance for loan losses to period-end loans ratio excludes loans held for sale
(5)	Fully taxable equivalent basis

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes contained elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors, many of which are beyond our control. The following discussion is intended to assist in understanding the financial condition and results of operations of New Century Bancorp, Inc. Because New Century Bancorp, Inc. has no material operations and conducts no business on its own other than owning its consolidated subsidiary, New Century Bank, and its unconsolidated subsidiary, New Century Statutory Trust I, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the bank subsidiary. However, for ease of reading and because the financial statements are presented on a consolidated basis, New Century Bancorp, Inc and, New Century Bank are collectively referred to herein as the Company unless otherwise noted.

DESCRIPTION OF BUSINESS

The Company is a commercial bank holding company that was incorporated on September 19, 2003 and has only one banking subsidiary, New Century Bank, which became a subsidiary of the Company as part of a holding company reorganization, (referred to as the “Bank”). In September 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of New Century Bank. New Century Statutory Trust I is not a consolidated subsidiary of the Company. The Company’s only business activity is the ownership of the Bank. Accordingly, this discussion focuses primarily on the financial condition and operating results of the Bank.

The Board of Directors of New Century Bancorp as well as the boards of directors of New Century Bank and New Century Bank South, voted to merge the two banks in early 2008. The merger was completed on March 28, 2008. The merged bank is called New Century Bank and the headquarters and operations center of the merged bank are in Dunn, North Carolina. A 15-member holding company board also serves as the board of directors of the Bank.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

YEARS ENDED DECEMBER 31, 2008 AND 2007

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except share and per share data)
2008
Interest Income	$9,382	$8,827	$8,678	$8,348
Interest Expense	5,040	4,299	4,043	3,991

Net Interest Income	4,342	4,528	4,635	4,357
Provision for loan losses	873	374	895	2,142

Net interest income after provision for loan losses	3,469	4,154	3,740	2,215
Non interest income	487	610	620	690
Non interest expense	4,098	4,153	4,108	4,058

Income (loss) before taxes	(142)	611	252	(1,153)
Income taxes (benefit)	(52)	207	93	(487)

Net income (loss)	$(90)	$404	$159	$(666)

Net income (loss) per share
Basic	$(.01)	$.06	$.02	$(.10)
Diluted	(.01)	.06	.02	(.10)
Average shares outstanding
Basic	6,764,291	6,816,966	6,826,481	6,829,731
Diluted	6,764,291	6,860,016	6,879,919	6,829,731

2007
Interest Income	$10,020	$10,638	$10,599	$10,341
Interest Expense	4,883	5,153	5,289	5,329

Net Interest Income	5,137	5,485	5,310	5,012
Provision for loan losses	150	2,894	2,474	456

Net interest income after provision for loan losses	4,987	2,591	2,836	4,556
Non interest income	911	1,161	899	901
Non interest expense	3,874	4,138	4,156	4,062

Income (loss) before taxes	2,024	(386)	(421)	1,395
Income taxes (benefit)	755	(189)	(147)	534

Net income (loss)	$1,269	$(197)	$(274)	$861

Net income (loss) per share
Basic	$.20	$(.03)	$(.04)	$.13
Diluted	.19	(.03)	(.04)	.13
Average shares outstanding
Basic	6,500,367	6,540,736	6,639,617	6,730,874
Diluted	6,790,465	6,540,736	6,639,617	6,741,132

The quarterly financial data may not aggregate to annual amounts due to rounding.

FINANCIAL CONDITION

DECEMBER 31, 2008 AND 2007

Overview

Total assets at December 31, 2008 were $605.8 million, which represents an increase of $14.7 million or 2.5% from December 31, 2007. Earning assets at December 31, 2008 totaled $560.5 million and consisted of $451.8 million in net loans, $82.9 million in investment securities, $23.7 million in overnight investments and interest-bearing deposits in other banks and $2.1 million in non-marketable equity securities. Total deposits and shareholders’ equity at December 31, 2008 were $505.1 million and $62.7 million, respectively.

Investment Securities

Investment securities increased to $82.9 million from $76.5 million at December 31, 2007. The Company’s investment portfolio at December 31, 2008, which consisted of U.S. government agency securities, mortgage-backed securities and bank-qualified municipal securities, aggregated $82.9 million with a weighted average yield of 4.97%. The Company also holds an investment of $1.1 million in the form of Federal Home Loan Bank Stock with a weighted average yield of 5.06%. This dividend has been recently adjusting downward due to declining interest rates and the current trend of financial institutions to preserve capital during these uncertain economic times. The investment portfolio increased $6.4 million in 2008, the result of $30.6 million in purchases, $26.4 million of maturities and prepayments and an increase of $2.0 million in the market value of securities held available for sale and net accretion of investment discounts. There were no sales of investment securities during 2008.

The following table summarizes the securities portfolio by major classification:

Securities Portfolio Composition

(dollars in thousands)

	Amortized Cost	Fair Value	Tax Equivalent Yield
U. S. government agency securities:
Due within one year	$8,366	$8,484	4.65%
Due after one but within five years	25,407	26,308	3.28%
Due after five but within ten years	2,548	2,611	3.25%

	36,321	37,403	3.59%

Mortgage-backed securities:
Due within one year	45	45	4.92%
Due after one but within five years	6,744	6,980	4.74%
Due after five but within ten years	7,413	7,683	4.87%
Due after ten years	23,416	24,155	5.44%

	37,618	38,863	5.20%

State and local governments:
Due within one year	300	303	5.36%
Due after one but within five years	1,164	1,191	5.19%
Due after five but within ten years	2,914	2,970	5.35%
Due after ten years	2,271	2,202	5.73%

	6,649	6,666	5.45%

Total securities available for sale:
Due within one year	8,711	8,832	4.67%
Due after one but within five years	33,315	34,479	3.64%
Due after five but within ten years	12,875	13,264	4.66%
Due after ten years	25,687	26,357	5.07%

	$80,588	$82,932	4.50%

Loans Receivable

Loans receivable increased by $17.8 million, or 4.0% to $460.6 million as of December 31, 2008. The growth was primarily due to our growth in existing markets. The loan portfolio at December 31, 2008 was comprised of $363.1 million in real estate loans, $76.9 million in commercial and industrial loans, and $20.9 million in loans to individuals. Also included in loans outstanding are $338,000 in net deferred loan fees.

The following table describes our loan portfolio composition by category:

	At December 31,
	2008		2007		2006		2005		2004
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(dollars in thousands)
Real estate loans:
One-to-four family residential	$67,353	14.6%	$61,738	13.9%	$59,867	14.0%	$47,531	14.8%	$39,417	15.0%

Commercial	169,856	36.9%	132,649	30.0%	113,790	26.6%	94,051	29.2%	70,307	26.8%
Multi-family residential	18,744	4.1%	13,379	3.0%	13,399	3.1%	15,653	4.9%	13,616	5.2%
Construction	65,807	14.3%	84,795	19.1%	79,607	18.6%	63,000	19.6%	43,150	16.4%
Home equity lines of credit	41,352	9.0%	42,016	9.5%	42,130	9.8%	14,554	4.5%	12,317	4.7%
Real estate loans held for sale	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Total real estate loans	363,112	78.9%	334,577	75.5%	308,793	72.2%	234,789	73.0%	178,807	68.1%

Other loans:
Commercial and industrial	76,936	16.7%	81,832	18.5%	88,626	20.7%	66,062	20.5%	66,071	25.1%
Loans to individuals	20,916	4.5%	26,756	6.0%	30,827	7.2%	21,104	6.6%	18,188	6.9%
Other loans held for sale	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Total other loans	97,852	21.2%	108,588	24.5%	119,453	27.9%	87,166	27.1%	84,259	32.1%

Less:
Deferred loan origination (fees) cost, net	(338)	-0.1%	(290)	-0.1%	(298)	-0.1%	(285)	-0.1%	(316)	-0.1%

Total loans	460,626	100.0%	442,875	100.0%	427,948	100.0%	321,670	100.0%	262,750	100.0%

Allowance for loan losses	(8,860)		(8,314)		(7,496)		(5,298)		(3,598)

Total loans, net	$451,766		$434,561		$420,452		$316,372		$259,152

The following table presents as of December 31, 2008 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates that mature within one year, after one year but within five years, and after five years:

	At December 31, 2008
	Due within one year	Due after one year but within five years	Due after five years	Total
	(dollars in thousands)
Fixed rate loans:
One-to-four family residential	$11,622	$36,314	$2,306	$50,242
Commercial real estate	11,878	85,001	17,395	114,274
Multi-family residential	1,053	10,075	391	11,519
Construction	7,051	13,449	174	20,674
Home equity lines of credit	31	87	15	133
Commercial and industrial	6,147	25,598	1,451	33,196
Loans to individuals	4,401	11,400	495	16,296

Total at fixed rates	42,183	181,924	22,227	246,334

Variable rate loans:
One-to-four family residential	7,704	6,999	1,271	15,974
Commercial real estate	14,857	33,281	3,688	51,826
Multi-family residential	5,126	2,098	—	7,224
Construction	36,295	6,404	1,197	43,896
Home equity lines of credit	1,992	145	38,528	40,665
Commercial and industrial	27,178	10,840	3,966	41,984
Loans to individuals	1,619	1,600	1,212	4,431

Total at variable rates	94,771	61,367	49,862	206,000

Subtotal	136,954	243,291	72,089	452,334

Non-accrual loans	3,403	2,338	2,889	8,630

Gross loans	$140,357	$245,629	$74,978	$460,964

Deferred loan origination (fees) costs, net				(338)

Total loans				$460,626

Past Due Loans and Nonperforming Assets

In 2007, the Company’s management identified certain underwriting and credit administration weaknesses that existed. Management and the Board subsequently took actions to identify problem loans and improve internal controls in the lending and credit administration areas. These actions included conducting extensive loan risk rating reviews; addressing problem loans and enhancing the credit administration department; improving loan documentation, lender training, enhanced collection efforts, policies and procedures; and addressing known violations of rules, regulations and policies.

At December 31, 2008, the Company had nearly $1.5 million in loans that were 30 days or more past due. This represented 0.32% of gross loans outstanding on that date. This is a decrease from December 31, 2007 when there was $5.8 million in loans that were past due 30 days or more, or 1.31% of gross loans outstanding. Non-accrual loans increased $3.5 million from December 31, 2007 to $8.5 million at December 31, 2008.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	As December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Non-accrual loans	$8,630	$5,007	$2,657	$823	$190
Restructured loans	—	—	562	—	—

Total non-performing loans	8,630	5,007	3,219	823	190

Real estate owned	2,799	542	164	443	135
Repossessed assets	—	34	—	5	—

Total non-performing assets	$11,429	$5,583	$3,383	$1,271	$325

Accruing loans past due 90 days or more	$—	$1	$1,197	$189	$—
Allowance for loan losses	$8,860	$8,314	$7,496	$5,298	$3,598

Non-performing loans to period end loans	1.87%	1.13%	0.75%	0.26%	0.07%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.87%	1.13%	1.03%	0.31%	0.07%
Allowance for loans losses to period end loans	1.92%	1.88%	1.75%	1.65%	1.37%
Allowance for loan losses to non-performing loans	103%	166%	233%	644%	1,894%
Allowance for loan losses to non-performing assets	78%	149%	222%	417%	1,107%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	78%	149%	164%	363%	1,107%
Non-performing assets to total assets	1.89%	0.94%	0.61%	0.29%	0.10%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.89%	0.94%	0.83%	0.33%	0.10%

In addition to the nonperforming assets summarized above, the Company had $0.5 million in loans that were considered to be impaired for reasons other than their past due status. In total, there were $9.1 million of loans that were considered to be impaired at December 31, 2008, a decrease of $3.0 million from the $12.1 million at December 31, 2007. Impaired loans have been evaluated by management in accordance with SFAS 114 and $3.4 million has been included in the allowance for loan losses as of December 31, 2008 for these loans.

Allowance for Loan Losses

The allowance for loan losses increased 4 basis points to 1.92% of gross loans at December 31, 2008 from 1.88% at December 31, 2007. The increase resulted from increases allocable to the downgrading of loans, resulting from both internal and external loan reviews, an increase in the level of non-performing loans and the impact on the actual loss experience resulting from net charge-offs of $3.7 million in 2008. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loss experience, current delinquency levels, trends in past dues, adverse situations that may affect a borrower’s ability to repay, estimated value of underlying collateral, prevailing economic conditions and other relevant factors derived from the Company’s history of operations. During 2008, management continued to make enhancements to the Company’s process for determining the allowance for loan losses, including the aforementioned loan review process. Other steps taken include regular management meetings and past due conference calls to review and monitor problem assets and improved processes for identification and measurement of impaired loans in accordance with SFAS 114.

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

Management believes the allowance for loan losses as of December 31, 2008 is appropriate in light of the risk inherent within the Company’s loan portfolio.

The following table presents the Company’s allowance for loan losses as a percentage of loans at December 31 for the years indicated.

	At December 31,
	2008	% of Total loans	2007	% of Total loans	2006	% of Total loans	2005	% of Total loans	2004	% of Total loans
	(dollars in thousands)
One-to-four family residential	$1,437	14.62%	$682	13.94%	$133	13.99%	$209	14.78%	$99	15.00%
Commercial real estate	2,761	36.88%	2,135	29.95%	2,078	26.59%	1,786	29.24%	816	26.76%
Multi- family residential	115	4.07%	64	3.02%	241	3.13%	196	4.87%	170	5.18%
Construction	1,039	14.29%	586	19.15%	1,593	18.60%	1,235	19.59%	867	16.43%
Home equity lines of credit	499	8.97%	319	9.49%	169	9.84%	35	4.52%	28	4.69%
Commercial and industrial	2,381	16.70%	4,270	18.52%	2,022	20.71%	893	20.54%	826	25.15%
Loans to individuals	563	4.54%	221	6.04%	1,254	7.20%	789	6.56%	622	6.92%
Deferred loan originations fees, net	—	(0.07)%	—	(0.11)%	—	(0.07)%	—	(0.09)%	—	(0.12)%

		100.00%		100.00%		100.00%		100.00%		100.00%
Total allocated	8,795		8,277		7,490		5,143		3,428

Unallocated	65		37		6		155		170

Total	$8,860		$8,314		$7,496		$5,298		$3,598

The following table presents information regarding changes in the allowance for loan losses for the years indicated:

	As of December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Allowance for loan losses at beginning of year	$8,314	$7,496	$5,298	$3,598	$2,355
Provision for loan losses	4,283	5,974	2,779	2,172	1,684

	12,597	13,470	8,077	5,770	4,039

Loans charged off:
One-to-four family residential	(678)	(471)	(92)	(235)	(56)
Multi-family residential and commercial	—	(572)	(29)	(61)	—
Construction	(118)	(130)	—	—	—
Home equity lines of credit	(448)	(127)	—	—	(25)
Commercial and industrial	(2,836)	(3,878)	(835)	(24)	(312)
Loans to individuals	(270)	(626)	(181)	(208)	(85)

Total charge-offs	(4,350)	(5,804)	(1,137)	(528)	(478)

Recoveries of loans previously charged off:
One-to-four family residential	145	119	28	—	3
Multi-family residential and commercial	—	37	—	—	—
Construction	33	4	—	—	—
Commercial and industrial	373	325	58	38	20
Loans to individuals	62	163	66	17	14

Total recoveries	613	648	152	56	37

Net charge-offs	(3,737)	(5,156)	(985)	(472)	(441)

Allowance acquired from Progressive State Bank	—	—	404	—	—

Allowance for loan losses at end of year	$8,860	$8,314	$7,496	$5,298	$3,598

Ratios:
Net charge-offs as a percent of average loans	0.83%	1.15%	0.27%	0.16%	0.20%
Allowance for loan losses as a percent of loans at end of year	1.92%	1.88%	1.75%	1.65%	1.37%

Other Assets

At December 31, 2008 non-earning assets totaled $45.3 million, a decrease of $2.6 million from $47.9 million at December 31, 2007. The decrease reflects a lower level of non-interest bearing cash and balances at banks of $3.3 million at December 31, 2008 compared to December 31, 2007. Non-earning assets at December 31, 2008 consisted of: cash and due from banks—$8.1 million, premises and equipment—$11.9 million, goodwill—$8.7 million, accrued interest receivable—$2.5 million, bank owned life insurance—$7.2 million and others totaling $6.9 million.

The Company has an investment in bank owned life insurance of $7.2 million, which increased $0.3 million from December 31, 2007. The change reflects an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

Deposits

Total deposits at December 31, 2008 were $505.1 million and consisted of $62.9 million in non-interest-bearing demand deposits, $74.1 million in money market and NOW accounts, $27.2 million in savings accounts, and $340.9 million in time deposits. Total deposits grew by $7.0 million from $498.1 million as of December 31, 2007. Non-interest-bearing demand deposits decreased by $2.8 million from $65.6 million as of December 31, 2007. Savings accounts decreased by $9.1 million due to the special rate pricing on a premium MMDA account. Time deposits decreased by $1.8 million during 2008.

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Period Ended December 31,
	2008		2007		2006		2005		2004
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(dollars in thousands)
Savings, NOW and money market deposits	$96,191	1.68%	$97,370	2.55%	$87,264	2.56%	$56,378	1.54%	$55,888	1.14%
Time deposits > $100,000	153,619	4.38%	144,039	5.01%	107,855	4.31%	73,238	4.12%	39,917	3.20%
Other time deposits	187,247	4.30%	181,013	5.16%	154,864	4.89%	143,547	3.50%	104,040	2.83%

Total interest-bearing deposits	437,057	3.75%	422,422	4.51%	349,983	4.13%	273,163	3.26%	199,845	2.40%

Noninterest-bearing deposits	67,131	—	71,567	—	62,094	—	44,485	—	31,665	—

Total deposits	$504,188	3.25%	$493,989	3.85%	$412,077	3.51%	$317,648	2.80%	$231,510	2.07%

Short Term and Long Term Debt

As of December 31 2008, the Company had $23.2 million in short-term debt, all of which were repurchase agreements, and $12.4 million in long-term debt, all of which were junior subordinated debentures issued to New Century Statutory Trust I in connection with the Company’s issuance of trust preferred securities in September 2004.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2008 was $62.7 million, an increase of $1.5 million from $61.2 million as of December 31, 2007. Changes in shareholders’ equity included $193,000 in net loss, an increase of $513,000 from stock options exercised, an increase of $188,000 from stock based compensation, a $276,000 charge to retained earnings related to the adoption of EITF 06-04, a $27,000 tax benefit due to the exercise of stock options and $1.2 million increase in other comprehensive income.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Overview

During 2008, New Century Bancorp incurred a net loss of $0.2 million compared to net income of $1.7 million for 2007, a decrease of 112%. Both basic and diluted loss per share for the year ended December 31, 2008 were $.03. , compared with basic earnings per share of $.25 and diluted earnings per share of $.24 for 2007. The decrease in net income is primarily due to a decrease in net interest income of $3.1 million together with a decrease in non-interest income of $1.5 million for 2008 as compared to 2007 offset by a decrease in the provision for loan losses of $1.7 million.

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

Net interest income decreased by $3.1 million to $17.9 million for the year ended December 31, 2008. The Company’s total interest income benefited from continued growth in interest earning assets that was offset by a gradual declining interest rate environment. Average total interest-earnings assets were $554.8 million in 2008 compared with $539.5 million in 2007. The yield on those assets decreased by 136 basis points from 7.76% in 2007 to 6.40% in 2008. Earning asset yields were adversely impacted by income reversed when loans were placed into non-accrual status. Meanwhile, average interest-bearing liabilities increased by $17.5 million from $450.5 million for the year ended December 31, 2007 to $468.0 million for the year ended December 31, 2008. Cost of funds decreased by 87 basis points to 3.71% from 4.58% in 2007. In 2008, the Company’s net interest margin was 3.27% and net interest spread was 2.69%. In 2007, net interest margin was 3.93% and net interest spread was 3.18%.

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

The Company recorded a $4.3 million provision for loan losses in 2008, a decrease of $1.7 million from the $6.0 million provision that was recorded in 2007. The 2008 provision for loan losses was significantly impacted by the downgrading of loans, resulting from both internal and external loan reviews, an increase in the level of non-performing loans resulting in changes in the specific reserves provided on these loans, and net charge-offs of $3.7 million.

Non-Interest Income

Non-interest income for the year ended December 31, 2008 was $2.4 million, a decrease of $1.5 million over the year ended December 31, 2007. When compared to last year, the Company had an increase in deposit service fees and charges of $47,000, or 3%. Fees from pre-sold mortgages decreased to $514,000 in 2008, a decline of $253,000 or 33% as compared to 2007. Also, the Company realized no gains from the sale of loans held for sale in 2008, as compared to $460,000 in such gains in 2007. In addition for 2008, the Company experienced a $357,000 loss on the repurchase of a loan participation, $239,000 in losses on the write down of OREO, and a $125,000 refund of SBA premiums, of which none of these were incurred in 2007 except for a $108,000 write down in OREO.

Non-Interest Expenses

Non-interest expenses increased by $0.2 million or 1% to $16.4 million for the year ended December 31, 2008, from $16.2 million for the same period in 2007. Salaries and employee benefits decreased to $8.7 million in 2008 from $9.0 million in 2007. Occupancy and equipment expenses increased by $100,000 to $1.5 million for the year ended December 31, 2008. The following highlight other changes in non-interest expenses from 2007 to 2008:

•	Data processing and other outsourced service expenses increased from $1.4 million in 2007 to $1.5 million in 2008 due to growth in the Company.

•

Professional service expenses decreased from $1.3 million in 2007 to $1.2 million in 2008, due to a leveling of the expenses related to audit, legal, other outsourced services pertaining to compliance with section 404 of the Sarbanes Oxley Act, and external loan reviews coupled with the efficiencies realized from the merger of the two banks in the first quarter of 2008.

•	Other operating expense increased from $2.3 million in 2007 to $2.6 million in 2008 due to general growth of the Company and an increase of $275,000 in FDIC assessments.

Provision for Income Taxes

The Company’s effective tax rate in 2008 was a 55.3% benefit resulting from the net operating loss in addition to non taxable income as compared to a 36.5% expense on net operating income in 2007.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Overview

During 2007, New Century Bancorp generated net income of $1.7 million compared to net income of $4.0 million for 2006, a decrease of 58%. Basic earnings per share and diluted earnings per share for the year ended December 31, 2007 were $.25 and $.24, respectively, compared with basic earnings per share of $.69 and diluted earnings per share of $.65 for 2006. The decrease in net income is primarily due to increases in the provision for loan losses that were necessitated by the identification of problem loans in the portfolio of New Century Bank. The increase in the loan loss provision was partially offset by the effect of a full year’s operating results in 2007 following the acquisition of Progressive State Bank in July of 2006.

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

Non-Interest Income

Non-interest income for the year ended December 31, 2007 was $3.9 million, an increase of $600,000 over the year ended December 31, 2006. Generally, there were increases in many categories of non-interest income due to having a full year of service charges and other fees from the loans and deposits acquired in the merger with Progressive in 2006 and from continued organic growth. Compared to 2006, the Company had an increase in deposit service fees and charges of $419,000, or 30% in 2007. In addition, fees from pre-sold mortgages grew by $63,000 from $704,000 in 2006 to $767,000 in 2007.

Non-Interest Expenses

Non-interest expenses increased by $2.4 million to $16.2 million for the year ended December 31, 2007, from $13.8 million for the same period in 2006. Like non-interest income, there was an increase in all categories of non-interest expenses due to having a full year of expenses related to the additional offices acquired in the Progressive merger in 2006 and from organic growth. In October 2007, the Company consolidated the two offices in Lumberton and closed the office in Dublin in order to eliminate redundant expenses and improve efficiencies. This lowered the number of full-time equivalent employees on a year-to-year basis but salaries and benefits had already increased during the first nine months of the year due to the merger in 2006 and the opening of the second office in Fayetteville. Salaries and employee benefits increased to $9.0 million in 2007 from $8.2 million in 2006. Occupancy and equipment expenses increased by $200,000 to $1.4 million for the year ended December 31, 2007. The increase in occupancy and equipment is due to the merger and the opening of the second office in Fayetteville and the new building in Lillington. The following highlight other changes in non-interest expenses from 2006 to 2007:

•	Data processing and other outsourced service expenses increased from $1.2 million in 2006 to $1.4 million in 2007 due to growth in the Company.

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

	For the Years Ended December 31,
	2008			2007			2006
	(dollars in thousands)
	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
INTEREST-EARNING ASSETS:
Loans, net of allowance	$444,094	$30,900	6.96%	$442,171	$36,835	8.33%	$363,201	$31,311	8.62%
Investment securities	80,278	3,986	4.97%	59,889	3,152	5.26%	54,003	2,692	4.98%
Other interest-earning assets	30,426	617	2.03%	37,466	1,881	5.02%	41,770	2,046	4.90%

Total interest-earning assets	554,798	35,503	6.40%	539,526	41,868	7.76%	458,974	36,049	7.85%

Other assets	45,115			44,283			32,875

Total assets	$599,913			$583,809			$491,849

INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$96,191	1,618	1.68%	$97,370	2,484	2.55%	$87,264	2,235	2.56%
Time deposits over $100,000	153,620	6,661	4.34%	144,039	7,211	5.01%	107,855	4,653	4.31%
Other time deposits	187,247	8,129	4.34%	181,013	9,349	5.16%	154,864	7,566	4.89%
Borrowings	30,987	964	3.11%	28,044	1,609	5.74%	31,531	1,713	5.43%

Total interest-bearing liabilities	468,045	17,372	3.71%	450,466	20,653	4.58%	381,514	16,167	4.24%

Non-interest-bearing deposits	67,131			71,567			62,094
Other liabilities	2,630			1,888			2,627
Shareholders’ equity	62,107			59,888			45,614

Total liabilities and shareholders’ equity	$599,913			$583,809			$491,849

Net interest income/interest rate spread(taxable-equivalent basis)		$18,131	2.69%		$21,215	3.18%		$19,882	3.62%

Net interest margin (taxable-equivalent basis)			3.27%			3.93%			4.33%

Ratio of interest-earning assets to interest-bearing liabilities	118.54%			119.77%			120.30%

Reported net interest income
Net interest income/net interest margin(taxable-equivalent basis)		$18,131	3.27%		$21,215	3.93%		$19,882	4.33%
Less: taxable-equivalent adjustment		270			270			237

Net Interest Income		$17,861			$20,945			$19,645

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

	Year Ended December 31, 2008 vs. 2007			Year Ended December 31, 2007 vs. 2006			Year Ended December 31, 2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
					(dollars in thousands)
Interest income:
Loans	$160	$(6,095)	$(5,935)	$6,808	$(1,284)$	5,524	$4,995	$3,889	$8,884
Investment securities	1,073	(239)	834	293	167	460	861	478	1,339
Other interest-earning assets	(353)	(911)	(1,264)	(211)	46	(165)	291	718	1,009

Total interest income (taxable-equivalent basis)	880	(7,245)	(6,365)	6,890	(1,071)	5,819	6,147	5,085	11,232

Interest expense:
Deposits:
Savings, NOW and money market	(30)	(836)	(866)	259	(10)	249	476	890	1,366
Time deposits over $100,000	480	(1,030)	(550)	1,561	997	2,558	1,426	211	1,637
Other time deposits	322	(1,542)	(1,220)	1,278	505	1,783	396	2,149	2,545
Borrowings	169	(814)	(645)	(189)	85	(104)	31	499	530

Total interest expense	941	(4,222)	(3,281)	2,908	1,578	4,486	2,329	3,749	6,078

Net interest income Increase/(decrease) (taxable-equivalent basis)	$(61)	$(3,023)	(3,084)	$3,981	$(2,648)	1,333	$3,818	$1,336	5,154

Less: Taxable-equivalent adjustment			1			(33)			(99)

Net interest income Increase/(decrease)			$(3,083)			$1,300			$5,055

LIQUIDITY

Market and public confidence in the Company’s financial strength and in the strength of financial institutions in general will largely determine the Company’s access to appropriate levels of liquidity. This confidence is significantly dependent on the Company’s ability to maintain sound asset quality and appropriate levels of capital resources. The term “liquidity” refers to the Company’s ability to generate adequate amounts of cash to meet our needs for funding loan originations, deposit withdrawals, maturities of borrowings and operating expenses. Management measures the Company’s liquidity position by giving consideration to both on and off-balance sheet sources of, and demands for, funds on a daily and weekly basis.

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 18.9% and 19.4% of total assets at December 31, 2008 and 2007 respectively.

The Company has been a net seller of federal funds, maintaining liquidity sufficient to fund new loan demand. When the need arises, the Company has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $8.8 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company may obtain advances of up to 10% of assets, subject to our available collateral. A floating lien of $23.7 million on qualifying loans is pledged to FHLB to secure such borrowings. In addition, the Company may borrow at the Federal Reserve discount window, subject to our available collateral. As another source of short-term borrowings, the Company also utilizes securities sold under agreements to repurchase. At December 31, 2008, borrowings consisted of securities sold under agreements to repurchase of $23.2 million.

At December 31, 2008, the Company’s outstanding commitments to extend credit consisted of loan commitments of $40.7 million, undisbursed lines of credit of $31.8 million, and letters of credit of $2.0 million. The Company believes that its combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Total deposits were $505.1 million and $498.1 million at December 31, 2008 and 2007, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 67.5% and 68.8% of total deposits at December 31, 2008 and 2007, respectively. Time deposits of $100,000 or more represented 30.4% and 30.5%, respectively, of the total deposits at December 31, 2008 and 2007. Management believes most other time deposits are relationship-oriented. While competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Company’s current cash flow needs.

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity (including trust preferred securities), and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines that require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 10.34% at December 31, 2008. As the following table indicates, at December 31, 2008, the Company and its bank subsidiary exceeded regulatory capital requirements.

	At December 31, 2008
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
New Century Bancorp, Inc.

Total risk-based capital ratio	14.43%	8.00%	N/A
Tier 1 risk-based capital ratio	13.18%	4.00%	N/A
Leverage ratio	10.66%	4.00%	N/A

New Century Bank

Total risk-based capital ratio	14.14%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.88%	4.00%	6.00%
Leverage ratio	10.38%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds provided additional capital for the current and future expansion of the Bank. . Under the current applicable regulatory guidelines, all of the debentures qualify as Tier 1 capital. Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

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

The analysis of an institution’s interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2008
	1 Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans	289,124	125,166	39,111	7,225	460,626
Securities, available for sale	18,014	31,038	12,463	21,417	82,932
Interest-earning deposits in other banks	13,772	—	—	—	13,772
Federal funds sold	9,961	—	—	—	9,961
Stock in FHLB of Atlanta	1,154	—	—	—	1,154
Stock in Silverton Bank	51	—	—	—	51

Total interest-earning assets	$332,076	$156,204	$51,574	$28,642	$568,496

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$49,709	$51,652	$—	$—	$101,361
Time	158,328	18,313	12,891	—	189,532
Time over $100,000	125,128	10,238	16,004	—	151,370
Short term debt	23,175	—	—	—	23,175
Long term debt	12,372	—	—	—	12,372

Total interest-bearing liabilities	$368,712	$80,203	$28,895	—	477,810

Interest sensitivity gap per period	$(36,636)	$76,001	$22,679	$28,642	$90,686

Cumulative interest sensitivity gap	$(36,636)	$39,365	$62,044	$90,686	$90,686

Cumulative gap as a percentage of total interest-earning assets	(6.44)%	6.92%	10.91%	15.95%	15.95%

Cumulative interest-earning assets as a percentage of interest-bearing liabilities	90.01%	108.80%	113.02%	118.98%	118.98%

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

Asset Quality and the Allowance for Loan Losses

The financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on a non-accrual basis. Loans are placed on a non-accrual basis when there are serious doubts about the collectability of principal or interest. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur.

See the previous section titled “Past Due Loans and Nonperforming Assets” for a discussion on past due loans, non-performing assets and other impaired loans.

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

Goodwill and Other Intangibles

Management has developed procedures to test goodwill for impairment on an annual basis, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This testing procedure evaluates possible impairment based on the following:

Goodwill represents the excess of the cost of an acquisition over the fair vale of the net assets acquired. Other intangible assets represent purchased intangible assets that can be separately distinguished from goodwill. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. The evaluation of goodwill for impairment uses both the income and market approaches to value the Company. The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the Company. The significant inputs to the income approach include the long-term target tangible equity to tangible assets ratio and the discount rate, which is determined utilizing the Company’s cost of capital adjusted for a company-specific risk factor. The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management. Under the market approach, a value is calculated from an analysis of comparable acquisition transactions based on earnings, book value, assets and deposit premium multiples from the sale of similar financial institutions. Our goodwill testing for 2008, which was updated as of December 31, 2008, indicated that the goodwill booked at the time of the acquisition of Progressive State Bank continues to properly value the acquired company and has not been impaired. No impairment has been recorded as a result of goodwill testing performed during 2008 or 2007. Given the substantial decline in our common stock price and the economic outlook for out industry, the excess of the fair value over carrying value has narrowed compared with previous assessments. If our stock price continues to decline, if the Company does not produce anticipated cash flows, or if comparable banks begin selling at significantly lower prices than in the past, our goodwill may be impaired in the future.

Intangible assets with finite lives include core deposits and other intangibles. Intangible assets other than goodwill are subject to impairment testing at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are amortized on the straight-line method over a period not to exceed 10 years. Note B contains additional information regarding goodwill and other intangible assets.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2008.

	Payments Due by Period
Contractual Obligations	Total	On Demand Or Within 1 Year	1-3 Years	4-5 Years	After 5 Years
		(dollars in thousands)
Short tem debt	$23,175	$23,175	$—	$—	$—
Long term debt	12,372	—	—	—	12,372
Lease obligations	2,123	216	290	193	1,424
Deposits	505,119	445,784	28,658	30,670	7

Total contractual cash obligations	$542,789	$469,175	$28,948	$30,863	$13,803

The following table reflects other commitments outstanding as of December 31, 2008.

	Amount of Commitment Expiration Per Period
		(dollars in thousands)
Other Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Undisbursed home equity credit lines	$26,659	$610	$120	$40	$25,889
Undisbursed portion of ready reserve lines	5,130	1,713	325	46	3,046
Other commitments and credit lines	30,224	24,286	2,828	1,442	1,668
Undisbursed portion of constructions loans	10,504	8,193	16	2,295	—
Letters of credit	2,009	2,009	—	—	—

Total commercial commitments	$74,526	$36,811	$3,289	$3,823	$30,603

FORWARD-LOOKING INFORMATION

Statements contained in this annual report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the U.S. Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services.

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

Compliance with the terms of the Memorandum of Understanding and remediation of the related material weakness that was originally identified in connection with the assessment of disclosure controls and procedures as of December 31, 2006 are high priorities for the Company. As a result, management devoted significant resources to these matters during the fiscal year ended December 31, 2008 and intends to continue to do so during 2009. Specific actions taken included the hiring of a new Chief Credit Officer with substantial experience, evaluation and reorganization of lending and credit administration personnel, assessment and revision of lending and credit administration policies and implementing procedures containing more effective processes for identification and valuation of problem credits.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

New Century Bancorp, Inc.

Dunn, North Carolina

We have audited the accompanying consolidated balance sheets of New Century Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Bancorp, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended

December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, effective January 1, 2008 the Company adopted Emerging Issues Task Force Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.

Raleigh, North Carolina

March 31, 2009

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
	(In thousands, except share and per share data)
ASSETS

Cash and due from banks	$8,124	$11,467
Interest-earning deposits in other banks	13,770	748
Federal funds sold	9,961	25,981
Investment securities available for sale, at fair value	82,932	76,509
Loans held for sale	—	3,905

Loans	460,626	442,875
Allowance for loan losses	(8,860)	(8,314)

NET LOANS	451,766	434,561

Accrued interest receivable	2,519	3,182
Stock in Federal Home Loan Bank of Atlanta, at cost	1,154	1,087
Foreclosed real estate	2,799	542
Premises and equipment	11,875	12,038
Bank owned life insurance	7,203	6,935
Goodwill	8,674	8,674
Core deposit intangible	1,006	1,160
Other assets	3,984	4,236

TOTAL ASSETS	$605,767	$591,025

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$62,856	$65,623
Savings	27,223	36,361
Money market and NOW	74,138	53,397
Time	340,902	342,741

TOTAL DEPOSITS	505,119	498,122

Short term debt	23,175	16,967
Long term debt	12,372	12,372
Accrued interest payable	584	844
Accrued expenses and other liabilities	1,858	1,547

TOTAL LIABILITIES	543,108	529,852

Shareholder’s Equity
Common stock, $1 par value, 10,000,000 shares authorized; 6,831,149 and 6,730,874 shares issued and outstanding at December 31, 2008 and 2007, respectively	6,831	6,731
Additional paid-in capital	41,279	40,651
Retained earnings	13,110	13,579
Accumulated other comprehensive income	1,439	212

TOTAL SHAREHOLDERS’ EQUITY	62,659	61,173

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$605,767	$591,025

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008, 2007 and 2006

	2008		2007	2006
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$30,883		$36,818	$31,291
Investments	3,733		2,977	2,475
Federal funds sold and interest-earning deposits	617		1,803	2,046

TOTAL INTEREST INCOME	35,233		41,598	35,812

INTEREST EXPENSE
Money market, NOW and savings deposits	1,618		2,484	2,235
Time deposits	14,790		16,560	12,219
Short term debt	304		690	767
Long term debt	660		919	946

TOTAL INTEREST EXPENSE	17,372		20,653	16,167

NET INTEREST INCOME	17,861		20,945	19,645

PROVISION FOR LOAN LOSSES	4,283		5,974	2,779

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,578		14,971	16,866

NON-INTEREST INCOME
Service fees and charges	1,846		1,799	1,380
Gain on sale of loans held for sale	—		460	704
Loss on repurchase of loan participation	(357)		—	—
Loss on write down of OREO	(239)		(108)	—
Refund of SBA premiums	(125)		—	—
Fees from presold mortgages	514		767	416
Other	768		952	778

TOTAL NON-INTEREST INCOME	2,407		3,870	3,278

NON-INTEREST EXPENSE
Salaries and employee benefits	8,705		9,011	8,180
Occupancy and equipment	1,526		1,433	1,217
Data processing and other outsourced services	1,540		1,391	1,223
Other	4,646		4,394	3,196

TOTAL NON-INTEREST EXPENSE	16,417		16,229	13,816

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(432)		2,612	6,328

INCOME TAXES (BENEFIT)	(239)		953	2,358

NET INCOME (LOSS)	$(193	) $	1,659	$3,970

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(.03	) $	.25	$.69

Diluted	$(.03	) $	.24	$.65

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,809,437		6,603,631	5,784,671

Diluted	6,809,437		6,844,426	6,115,709

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands)
NET INCOME (LOSS)	$(193)	$1,659	$3,970

OTHER COMPREHENSIVE INCOME
Unrealized gains on investment securities available for sale arising during the year	1,996	376	392
Tax effect	(769)	(144)	(134)

TOTAL OTHER COMPREHENSIVE INCOME	1,227	232	258

COMPREHENSIVE INCOME	$1,034	$1,891	$4,228

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other com- prehensive income (loss)	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2005	4,241,040	$4,241	$21,196	$7,815	$(278)	$32,974

Net income	—	—	—	3,970	—	3,970

Other comprehensive income	—	—	—	—	258	258

Sale of common stock	1,150,000	1,150	18,717	—	—	19,867

Shares issued to directors’ deferred compensation plan	1,496	2	26	—	—	28

Stock options exercises	23,090	23	115	—	—	138

Compensation expense recognized	—	—	166	—	—	166

Tax benefit from option exercises	—	—	38	—	—	38

A 20% stock dividend	1,081,396	1,081	(1,081)	—	—	—

Balance at December 31, 2006	6,497,022	6,497	39,177	11,785	(20)	57,439

Net income	—	—	—	1,659	—	1,659

Other comprehensive income	—	—	—	—	232	232

Stock options exercises	233,852	234	940	—	—	1,174

Compensation expense recognized	—	—	238	—	—	238

Tax benefit from option exercises	—	—	296	—	—	296

Adjustment related to the adoption of FASB Interpretation No. 48	—	—	—	135	—	135

Balance at December 31, 2007	6,730,874	6,731	40,651	13,579	212	61,173

Net loss	—	—	—	(193)	—	(193)

Other comprehensive income	—	—	—	—	1,227	1,227

Stock options exercises	100,275	100	413	—	—	513

Compensation expense recognized	—	—	188	—	—	188

Tax benefit from option exercises	—	—	27	—	—	27

Adjustment related to the adoption of EITF 06-4	—	—	—	(276)	—	(276)

Balance at December 31, 2008	6,831,149	$6,831	$41,279	$13,110	$1,439	$62,659

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(193)	$1,659	$3,970
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, amortization and accretion	599	464	481
Loss (gain) on sale of premises and equipment	22	(38)	(8)
Provision for loan losses	4,283	5,974	2,779
Deferred income taxes	(427)	(128)	(652)
Stock based compensation expense	188	238	166
Origination of loans held for sale	—	(6,587)	(10,960)
Proceeds from the sale of loans held for sale	—	5,001	15,294
Gain on sale of loans held for sale	—	(767)	(704)
Loss on sale of foreclosed real estate	239	108	15
Gain on mortgage-backed securities paydowns	(73)	—	—
Loss on repurchase of loan participation	357	—	—
Increase in cash surrender value of BOLI	(268)	(263)	(211)
Amortization of core deposit intangible	154	154	71
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	663	38	(870)
(Increase) decrease in other assets	(208)	(1,950)	97
(Decrease) in accrued expenses and other liabilities	(226)	(172)	(542)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,110	3,731	8,926

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(30,600)	(33,150)	(27,266)
Maturities, prepayments and sale of investment securities	26,264	21,199	15,733
Net increase in gross loans outstanding	(9,463)	(20,082)	(73,190)
Repurchase of loan participations	(11,197	—	—
Purchase of bank owned life insurance	—	—	(600)
Sale (purchases) of Federal Home Loan Bank stock	(67)	340	(216)
Proceeds from sale of foreclosed real estate	413	209	468
Proceeds from the sale of premises and equipment	18	—	15
Purchases of premises and equipment	(564)	(2,877)	(1,788)
Purchase of Progressive State Bank	—	—	(1,864)

NET CASH USED BY INVESTING ACTIVITIES	(25,196)	(34,361)	(88,708)

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	$6,997	$34,005	$41,357
Net increase (decrease) in repurchase obligations classified as short term debt	6,208	8,526	(802)
Proceeds from issuance of FHLB advances classified according to maturity	—	—	8,000
Repayments of FHLB advances classified according to maturity	—	(8,000)	(12,500)
Tax benefit from stock option exercises	27	296	38
Net proceeds from issuance of common stock in secondary offering	—	—	19,867
Proceeds from stock options exercises	513	1,174	138
Proceeds from shares issued to directors’ deferred plan	—	—	28

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,745	36,001	56,126

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,341)	5,371	(23,656)

CASH AND CASH EQUIVALENTS, BEGINNING	38,196	32,825	56,481

CASH AND CASH EQUIVALENTS, ENDING	$31,855	$38,196	$32,825

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$17,632	$20,699	$15,763
Income tax paid	77	2,100	2,744
Net unrealized gain on investments available for sale, net of tax	1,227	232	258
Transfer from loans held for sale	3,905	—	—
Transfer from loans to foreclosed real estate	2,910	695	97

Progressive State Bank Merger:
Fair value of assets acquired	$—	$—	$73,797
Cash paid	—	—	17,177

Liabilities assumed	$—	$—	$56,620

See accompanying notes.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE A - ORGANIZATION AND OPERATIONS

New Century Bancorp, Inc. (“Company”) is a bank holding company whose principal business activity consists of ownership of New Century Bank (referred to as the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation. In 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of the Company. New Century Statutory Trust I is not a consolidated subsidiary of the Company. The Company is subject to the rules and regulations of the Federal Reserve Bank and the North Carolina Commissioner of Banks.

New Century Bank was incorporated on May 15, 2000 and began banking operations on May 24, 2000. New Century Bank South began operations on January 2, 2004. The two banks merged on March 28, 2008 and New Century Bank continues as the only banking subsidiary of New Century Bancorp with the headquarters and operations center located in Dunn, NC. The Bank is engaged in general commercial and retail banking in southeastern North Carolina and operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the evaluation of goodwill for impairment.

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

December 31, 2008, 2007 and 2006

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

Foreclosed Real Estate

Real estate acquired through, or in lieu of, loan foreclosure is recorded at the lower of cost or net realizable value, less the estimated cost to sell, at the date of foreclosure. After foreclosure, management periodically performs valuations of the property and valuation allowances are established when the carrying value exceeds the estimated net realizable value. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense.

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

December 31, 2008, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2008.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets are also recognized for operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

Bank Owned Life Insurance

Bank Owned Life Insurance (“BOLI”) is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefit proceeds received in excess of the policy’s cash surrender value are recognized to income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At December 31, 2008 and 2007, the Company held no policy loans against its BOLI cash surrender values or restrictions on the use of the proceeds.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased intangible assets that can be separately distinguished from goodwill. Goodwill impairment testing is performed annually on June 30, or more frequently if events and circumstances indicate possible impairment. Management completed the annual goodwill impairment test as of June 30, 2008 and also on December 31, 2008. Both tests indicated that no impairment had occurred. Intangible assets with finite lives include core deposits and other intangibles. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s core deposit intangible is amortized using the straight-line method over nine years.

Stock-Based Compensation

The Company has certain stock-based employee compensation plans, described more fully in Note O. Effective January 1, 2006, the Company adopted SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) using the modified prospective application method and accordingly did not restate prior period amounts. SFAS 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). SFAS 123R also requires the compensation cost for all awards granted after the date of adoption and any unvested awards that remained outstanding as of the date of adoption to be measured based on the fair value of the award on the grant date.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

Segment Information

The Company follows the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which specifies guidelines for determining an entity’s operating segments and the type and level of financial information to be disclosed. Based on these guidelines, management has determined that the Bank operates as one business segment, the providing of general commercial and retail financial services to customers located in the Company’s market areas. The various products, as well as the methods used to distribute them, are those generally offered by community banks.

Stock Dividends

When the Company issues stock dividends and the balance in retained earnings at the date of the dividend declaration is less than the quoted market value of the shares at the date of declaration (as adjusted to take into account the increased number of shares that would be outstanding), the Company accounts for these issuances similar to stock splits. Therefore, the Company capitalizes only the par value of the common stock issuances from its paid in capital account. This accounting treatment is based on guidance from Topic C: Accounting for Stock Dividend When There Is a Retained Earnings Deficit, from the March 2001 meeting between the SEC Staff and the AICPA SEC Regulations Committee (Topic C). The Staff’s views on Topic C state “we believe all stock dividends payable to common stockholders when retained earnings are in a deficit position should be accounted for by capitalizing only the stock’s par value from paid in capital.”

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

All references in these financial statements to net income per common share, weighted average common and common equivalent shares outstanding, outstanding stock options and option exercise prices have been adjusted to reflect a 20% stock dividend in December 2006.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2008	2007	2006
Weighted average number of common shares used in computing basic net income per share	6,809,437	6,603,631	5,784,671

Effect of dilutive stock options	—	240,795	331,038

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	6,809,437	6,844,426	6,115,709

The Company had no anti-dilutive stock options as of December 31, 2008, 114,301 anti-dilutive stock options as of December 31, 2007 and no anti-dilutive stock options as of December 31, 2006.

Recent Accounting Pronouncements

The following summarizes recent accounting pronouncements and their expected impact on the Company:

Statement of Financial Accounting Standard (SFAS) No. 157 “Fair Value Measurement”

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the statement prescribes a more enhanced disclosure of fair value measures, and requires a more expanded disclosure when non-market date is used to assess fair values. The Company adopted the statement beginning January 1, 2008. The effect of adoption during 2008 did not have a material impact on the Company’s results of operations.

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

Emerging Issues Task Force (EITF) No. 06-4 “Accounting for Deferred Compensation and Postretirement benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4. EITF 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. The Company adopted EITF 06-4 on

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

January 1, 2008, and in connection therewith recorded a liability of $276,000 as a reduction of retained earnings. Subsequent increases in this liability will be reflected as an expense in determining operating results.

Statement of Financial Accounting Standard (SFAS) No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”

In March 2008, the FASB issued SFAS No. 161. SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133). The Company does not currently utilize derivative instruments for hedging activities and therefore does not expect the adoption of the provisions of SFAS 161, which is effective for fiscal years beginning after November 15, 2008 to have a material effect on the Company’s financial condition and results of operations.

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

Reclassifications

Certain amounts in the 2006 and 2007 consolidated financial statements have been reclassified to conform to the presentation adopted for 2008. These reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$36,321	$1,082	$—	$37,403
Mortgage-backed securities	37,618	1,260	15	38,863
Municipal bonds	6,649	108	91	6,666

	$80,588	$2,450	$106	$82,932

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE C - INVESTMENT SECURITIES (Continued)

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$28,961	$247	$14	$29,194
Mortgage-backed securities	40,838	232	129	40,941
Municipal bonds	6,362	70	58	6,374

	$76,161	$549	$201	$76,509

Securities with a carrying value of $38.7 million and $32.5 million at December 31, 2008 and 2007, respectively, were pledged to secure public monies on deposit as required by law and customer repurchase agreements.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2008 and 2007. For the seven investment securities with unrealized losses at December 31, 2008, one municipal bond had continuous unrealized losses for more than twelve months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to maturity, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended December 31, 2008 and December 31, 2007.

	2008
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
			(In thousands)
Securities available for sale:
Agency securities	$—	$—	$—	$—	$—	$—

Mortgage-backed securities	907	15	—	—	907	15

Municipal bonds	1,149	55	454	36	1,603	91

Total temporarily impaired securities	$2,056	$70	$454	$36	$2,510	$106

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE C - INVESTMENT SECURITIES (Continued)

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

The following table sets forth certain information regarding the amortized costs, carrying values, and contractual maturities of the Company’s investment portfolio at December 31, 2008.

	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government agency securities
Due within one year	$8,366	$8,484
Due after one but within five years	25,407	26,308
Due after five but within ten years	2,548	2,611

	36,321	37,403

Mortgage-backed securities
Due within one year	45	45
Due after one but within five years	6,744	6,980
Due after five but within ten years	7,413	7,683
Due after ten years	23,416	24,155

	37,618	38,863

Municipal bonds
Due within one year	300	303
Due after one but within five years	1,164	1,191
Due after five but within ten years	2,914	2,970
Due after ten years	2,271	2,202

	6,649	6,666

Total securities available for sale
Due within one year	8,711	8,832
Due after one but within five years	33,315	34,479
Due after five but within ten years	12,875	13,264
Due after ten years	25,687	26,357

	$80,588	$82,932

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

NOTE D - LOANS

Following is a summary of loans at December 31, 2008 and 2007:

	2008		2007
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Real estate loans:
One to four family residential	$67,353	14.62%	$61,738	13.94%
Commercial	169,856	36.88%	132,649	29.95%
Multi-family residential	18,744	4.07%	13,379	3.02%
Construction	65,807	14.29%	84,795	19.15%
Home equity lines of credit	41,352	8.97%	42,016	9.49%

Total real estate loans	363,112	78.83%	334,577	75.55%

Other loans:
Commercial and industrial	76,936	16.70%	81,832	18.48%
Loans to individuals	20,916	4.54%	26,756	6.04%

Total other loans	97,852	21.24%	108,588	24.52%

Gross loans	460,964		443,165

Less deferred loan origination fees, net	(338)	(.07)%	(290)	(.07)%

Total loans	460,626	100.00%	442,875	100.00%

Allowance for loan losses	(8,860)		(8,314)

Total loans, net	$451,766		$434,561

Loans are primarily made in southeastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and can be affected by the local economic conditions.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE D - LOANS (Continued)

Impaired loans at December 31, 2008 and 2007 consisted of loans of approximately $9.1 million and $12.1 million respectively. Impaired loans at December 31, 2008 were comprised of $8.6 million in non-accrual loans, and $0.5 million in other loans that management has classified as impaired for other reasons. There were no restructured loans or loans that were 90 days or more past due and still accruing as of December 31, 2008. Impaired loans at December 31, 2007 consisted of $5.0 million in non-accrual and restructured loans, $1.0 million in loans that were 90 days or more past due and still accruing and $7.1 million in other loans that management has classified as impaired for other reasons.

Nonperforming assets at December 31, 2008 and 2007 consist of the following:

	As December 31,
	2008	2007
	(dollars in thousands)
Non-accrual loans	$8,630	$5,007
Restructured loans	—	—

Total non-performing loans	8,630	5,007

Real estate owned	2,799	542
Repossessed assets	—	34

Total non-performing assets	$11,429	$5,583

The average recorded investment in impaired loans was approximately $10.6 million and $10.9 million for the years ended December 31, 2008 and 2007, respectively. Approximately, $4.2 million of the $ 9.1 million in impaired loans at December 31, 2008 had special allowances provided. Approximately, $8.9 million of the $12.1 million in impaired loans at December 31, 2007 had special allowances provided. The allowance allocated for impaired loans for 2008 and 2007 was approximately $3.4 million and $2.3 million, respectively.

At December 31, 2008 and 2007, the Company had no troubled debt restructures.

The average balance of non-accrual loans was $8.9 million and $4.4 million for the years ended December 31, 2008 and 2007, respectively. In 2008 and 2007, interest forgone on non-accrual loans was approximately $560,000 and $365,000. Non-accrual loans did not materially affect interest income for the year ended December 31, 2006.

At December 31, 2008 and 2007, the Company had $0 and $3.9 million in loans held for sale that were guaranteed by the Small Business Administration. During 2008, these loans were transferred back into the Company’s loan portfolio.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE D - LOANS (Continued)

Following is a summary of activity in the allowance for loan losses for the years indicated:

	At December 31,
	2008	2007	2006
	(In thousands)
Allowance for loan losses at beginning of year	$8,314	$7,496	$5,298
Provision for loan losses	4,283	5,974	2,779

	12,597	13,470	8,077

Loans charged-off:
Commercial and industrial	(2,836)	(3,878)	(835)
Construction	(118)	(130)	—
Home equity lines of credit	(448)	(127)	—
One-to-four family residential	(678)	(471)	(92)
Multi-family residential	—	(572)	(29)
Loans to individuals	(270)	(626)	(181)

Total charge-offs	(4,350)	(5,804)	(1,137)

Recoveries of loans previously charged-off:
Commercial and industrial	373	325	58
Construction	33	4	—
One-to-four family residential	145	119	—
Multi-family residential	—	37	(29)
Loans to individuals	62	163	66

Total recoveries	613	648	152

Net charge-offs	(3,737)	(5,156)	(985)

Allowance acquired in Progressive State Bank merger	—	—	404

Allowance for loan losses at end of year	$8,860	$8,314	$7,496

At December 31, 2008, the Company had pre-approved but unused lines of credit totaling $74.5 million. In management’s opinion, these commitments, and undisbursed proceeds on construction loans in process reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

The Bank has had loan transactions with its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectibility or present other unfavorable features. The following table represents loan transactions for directors and executive officers who held that position as of December 31, 2008. A summary of related party loan transactions, in thousands, is as follows:

Balance at January 1, 2008	$18,204
Exposure of Directors no longer on board	(864)
Borrowings	8,675
Loan repayments	(3,992)

Balance at December 31, 2008	$22,023

At December 31, 2008, there was $4.8 million of unused lines of credit outstanding to directors and executive officers of the Company and its subsidiaries.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE E - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2008 and 2007:

	2008	2007
	(In thousands)
Land	$3,343	$3,068
Buildings	8,370	8,325
Furniture and equipment	2,969	2,819
Leasehold improvements	110	95
Construction in progress	46	18

	14,838	14,325
Less accumulated depreciation	2,963	2,287

Total	$11,875	$12,038

Depreciation amounting to $702,000, $732,000 and $622,000 for the years ended December 31, 2008, 2007 and 2006, respectively, is included in occupancy and equipment expense, data processing and other outsourced services expense and other expenses.

The Company has operating leases for its corporate offices and branches that expire at various times through 2027. Future minimum lease payments under the leases for years subsequent to December 31, 2008 are as follows:

2009	$216
2010	175
2011	115
2012	97
2013	97
Thereafter	1,423

$2,123

During 2008, 2007, and 2006, payments under operating leases were approximately $270,000, $250,000 and $249,000, respectively. These payments were accounted for on a straight basis.

NOTE F - DEPOSITS

At December 31, 2008, the scheduled maturities of time deposits are as follows:

	Less than $100,000	$100,000 or more	Total
	(In thousands)
Three months or less	$45,769	$35,168	$81,937
Over three months through twelve months	112,346	88,284	200,630
Over one year through three years	18,184	10,474	28,658
Over three years	13,233	17,444	30,677

	$189,532	$151,370	$340,902

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

	2008	2007
	($ in thousands)
Balance at December 31	$23,175	$16,967
Weighted average interest rate at December 31	1.12%	3.82%
Maximum amount outstanding at any month-end during the year	$23,534	$16,967
Average daily balance outstanding during the year	$18,600	$11,092
Average annual interest rate paid during the year	1.63%	4.23%

NOTE H - ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2008, the Company had available lines of credit totaling approximately $8.8 million with various financial institutions for borrowing on a short-term basis. These lines are subject to annual renewals with varying interest rates. Also, as a member of the Federal Home Loan Bank of Atlanta, the Company may obtain advances of up to 10% of assets, subject to available collateral.

At December 31, 2008 and 2007 the Company had no advances from the Federal Home Loan Bank of Atlanta.

NOTE I - JUNIOR SUBORDINATED DEBENTURES

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

The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2008.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE J - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In thousands)
Current tax provision:
Federal	$183	$810	$2,466
State	5	271	544

Total current tax provision	188	1,081	3,010

Deferred tax provision:
Federal	(356)	(110)	(537)
State	(71)	(18)	(115)

Total deferred tax benefit	(427)	(128)	(652)

Net provision for income taxes	$(239)	$953	$2,358

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2008	2007	2006
	(In thousands)
Income tax at federal statutory rate	$(147)	$888	$2,152

Increase (decrease) resulting from:
State income taxes, net of federal tax effect	(43)	167	283
Tax-exempt interest income	(88)	(81)	(51)
Income from life insurance	(91)	(89)	(72)
Incentive stock option expense	64	81	57
Other permanent differences	66	(13)	(10)

Provision for income taxes	$(239)	$953	$2,358

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE J - INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)
Deferred tax assets relating to:
Allowance for loan losses	$3,018	$2,694
Pre-opening costs and expenses	—	12
Deferred Compensation	366	279
Supplemental executive retirement plan	61	61
Fair market value adjustment – loans acquired from Progressive	—	68
Other	165	132

Total deferred tax assets	3,610	3,246
Deferred tax liabilities relating to:
Premises and equipment	(798)	(820)
Deferred loan fees	(157)	(132)
Unrealized gain on available-for-sale securities	(904)	(136)
Core deposit intangible	(388)	(447)
Other	(92)	(98)

Total deferred tax liabilities	(2,339)	(1,633)

Net recorded deferred tax asset, included in other assets	$1,271	$1,613

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Income Tax Uncertainties, an interpretation of FASB Statement No. 109 (the “Interpretation”). This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. As a result of the initial adoption of this Interpretation, retained earnings were increased by $135,000 and accrued expenses were reduced by the same amount. As of January 1, 2008, there were no uncertain tax positions. The amount of uncertain tax positions may increase or decrease in the future for various reasons including adding amounts for current tax positions, expiration of open tax returns due to statutes of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE K - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In thousands)
Postage, printing and office supplies	$406	$413	$459
Advertising and promotion	417	385	356
Professional services	1,213	1,306	520
FDIC Insurance	525	250	69
Other	2,085	2,040	1,792

Total	$4,646	$4,394	$3,196

NOTE L - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2008, that the Company meets all capital adequacy requirements to which it is subject. The Company’s significant assets are its investments in New Century Bank and New Century Statutory Trust I.

The Bank may not declare or pay a cash dividend, or repurchase any of its capital stock, unless its capital surplus is equal to at least 50% of its paid-in capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank. The North Carolina Commissioner of Banks and the FDIC are also authorized to prohibit the payment of dividends under certain other circumstances.

The Company’s actual capital amounts and ratios are presented in the table below as of December 31, 2008 and 2007:

	Actual		Minimum for capital adequacy purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2008:

Total Capital (to Risk-Weighted Assets)	$69,602	14.43%	$38,575	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	63,540	13.18%	19,288	4.00%
Tier 1 Capital (to Average Assets)	63,540	10.66%	23,849	4.00%

December 31, 2007:

Total Capital (to Risk-Weighted Assets)	$68,999	14.77%	$37,384	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	63,127	13.51%	18,692	4.00%
Tier 1 Capital (to Average Assets)	63,127	10.77%	23,454	4.00%

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE L - REGULATORY MATTERS (Continued)

New Century Bank’s actual capital amounts and ratios are presented in the table below as of December 31, 2008 and 2007:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2008:

Total Capital (to Risk-Weighted Assets)	$67,932	14.14%	$38,447	8.00%	$48,059	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	61,890	12.88%	19,224	4.00%	28,835	6.00%
Tier 1 Capital (to Average Assets)	61,890	10.38%	23,849	4.00%	29,813	5.00%

December 31, 2007:

Total Capital (to Risk-Weighted Assets)	$40,860	13.83%	$23,627	8.00%	$29,534	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	37,130	12.57%	11,814	4.00%	17,720	6.00%
Tier 1 Capital (to Average Assets)	37,130	9.87%	15,054	4.00%	18,818	5.00%

New Century Bank South merged into New Century Bank on March 28, 2008. Therefore, regulatory capital ratios do not apply for 2008.

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2007:

Total Capital (to Risk-Weighted Assets)	$21,529	11.89%	$14,482	8.00%	$18,103	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	20,030	11.06%	7,241	4.00%	10,862	6.00%
Tier 1 Capital (to Average Assets)	20,030	9.64%	8,310	4.00%	10,388	5.00%

The reserve balance required to be maintained under the requirements of the Federal Reserve was approximately $25,000 at December 31, 2008.

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

Compliance with the terms of the Memorandum of Understanding and remediation of the related material weakness that was originally identified in connection with the assessment of disclosure controls and procedures as of December 31, 2006 are high priorities for the Company. As a result, management devoted significant resources to these matters during the fiscal year ended December 31, 2008 and intends to continue to do so during 2009. Specific actions taken included the hiring of a new Chief Credit Officer with substantial experience, evaluation and reorganization of lending and credit administration personnel,

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE L - REGULATORY MATTERS (Continued)

assessment and revision of lending and credit administration policies and implementing procedures containing more effective processes for identification and valuation of problem credits.

As of December 31, 2008 and 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the tables above. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2008 is as follows:

(In thousands)
Financial instruments whose contract amounts represent credit risk:
Undisbursed lines of credit	$72,517
Letters of credit	2,009

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of December 31, 2008 (dollars in thousands):

Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$82,932	—	$82,932	$—
Impaired loans	$3,393	—	$2,187	$1,206

As of December 31, 2008, the Bank identified $9.1 million in impaired loans, of which $4.2 million required a specific allowance of $3.4 million.

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

Short Term Debt

The fair values of short term debt (sweep accounts that reprice weekly) are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007.

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets:
Cash and due from banks	$8,124	$8,124	$11,467	$11,467
Interest-earning deposits in other banks	13,770	13,770	748	748
Federal funds sold	9,961	9,961	25,981	25,981
Loans held for sale	—	—	3,905	3,905
Investment securities available for sale	82,932	82,932	76,509	76,509
Loans, net	451,766	473,410	434,561	435,305
Accrued interest receivable	2,519	2,519	3,182	3,182
Stock in the Federal Home Loan Bank	1,154	1,154	1,087	1,087
Stock in Silverton Bank	51	51	51	51
Bank owned life insurance	7,203	7,203	6,935	6,935

Financial liabilities:
Deposits	$505,119	$514,338	$498,122	$499,138
Short term debt	23,175	23,175	16,967	16,967
Long term debt	12,372	12,372	12,372	12,372
Accrued interest payable	584	584	844	844

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Plan

The Company has a 401(k) Plan and substantially all employees participate in the Plan. In December 2005, the Board of Directors approved the matching of 100% of the first 6% of an employee’s compensation contributed to the plan. This increase was implemented in January of 2006. Expenses attributable to the Plan amounted to $295,000, $296,000 and $267,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Effective January 1, 2007, the Company approved an amendment to the plan to allow for immediate vesting of matching contributions.

Employment Agreements

The Company has entered into employment agreements with its five executive officers and two of its senior officers to ensure a stable and competent management base. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ right to receive certain vested rights, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of those contracts.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Supplemental Executive Retirement Plans

The Company implemented a supplemental executive retirement plan for the former Chief Executive Officer during 2003. Benefits will accrue and vest during the period of employment, and will be paid in monthly benefit payments over the officer’s life after retirement. Provisions of $47,000, $116,000 and $92,000 were expensed for future benefits to be provided under this plan during 2008, 2007 and 2006, respectively. In conjunction with the implementation of this plan, the Company has purchased life insurance on certain key officers to provide future funding of benefit payments. The life insurance policies provide the payment of a death benefit in the event an insured officer dies prior to attainment of retirement age. The total liability under this plan at December 31, 2008 and 2007 was $464,000 and $434,000, respectively.

As part of the acquisition of Progressive State Bank, the Company assumed a liability for the supplemental early retirement plan for Progressive’s Chief Executive Officer. At the time of the merger, a liability of $267,000 was recorded and a provision of $6,000 was expensed in 2006, resulting in a total liability of $273,000 as of December 31, 2006. Provisions of $21,000 and $16,000 and were expensed in 2008 and 2007, resulting in a total liability of $310,000 as of December 31, 2008. Corresponding to this liability, Progressive had purchased a life insurance policy on certain key officers to provide future funding of benefit payments. This policy was acquired by the Company upon its acquisition of Progressive.

Directors Deferred Compensation

The Company has instituted a Directors’ Deferral Plan whereby individual directors may elect annually to defer receipt of all or a designated portion of their fees for the coming year. Amounts so deferred are used to purchase shares of the Company’s common stock on the open market by the administrator of the Deferral Plan or to issue shares from the Company’s authorized but unissued shares, with such deferred compensation disbursed in the future as specified by the director at the time of his or her deferral election. Compensation and other expenses attributable to this plan for the years ended December 31, 2008, 2007 and 2006 were $190,000, $186,000, and $151,000, respectively.

Stock Option Plans

The Company has shareholder approved stock option plans under which options are granted to directors and employees of the Company and its subsidiary banks. Options granted to directors under the 2000 Nonqualified Plan typically vest immediately at the time of grant. During the year ended December 31, 2008, the Company granted 13,000 options to employees under the 2000 Incentive Plan. These options will vest over a three-year period with none vested at the time of grant. Also in 2008, the Company granted 35,800 options to employees under the 2004 Incentive Stock Option Plan, which vest over a five-year period with none vested at the time of grant.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

The estimated fair market value of each option awarded, using the Black-Scholes option pricing model, together with the assumptions used in estimating those fair values, are displayed below:

	2008	2007	2006
Estimated fair value of options granted	$3.13	$6.55	$7.51

Assumptions in estimating average option values:
Risk-free interest rate	3.01%	4.58%	4.91%
Dividend yield	0%	0%	0%
Volatility	39.07%	30.69%	33.38%
Expected life (in years)	5.45	7.45	7.18

A summary of the Company’s option plans as of and for the year ended December 31, 2008 is as follows:

		Outstanding Options		Exercisable Options
	Shares Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
At December 31, 2007	57,737	583,705	$7.90	499,475	$6.60

Options authorized	—	—	—	—	—
Options granted/vesting	(48,800)	48,800	6.99	28,038	15.13
Options exercised	—	(100,275)	5.12	(100,275)	5.12
Options forfeited	6,550	(6,550)	15.66	(1,671)	16.22

At December 31, 2008	15,487	525,680	$8.25	425,567	$7.47

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2008 was $42,000 each.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

The weighted average remaining life of options outstanding and options exercisable as of December 31, 2008 and 2007 is 5.45 years and 5.61 years, respectively. Information regarding the stock options outstanding at December 31, 2008 is summarized below:

Range of Exercise Prices	Number of options outstanding	Number of options exercisable
$4.59 - $7.07	391,779	369,106
$7.08 - $10.69	38,351	12,351
$10.70 - $16.22	95,550	44,110

Outstanding at end of year	525,680	425,567

A summary of the status of the Company’s nonvested shares as of December 31, 2008 and changes during the year ended December 31, 2008, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2008	84,230	$7.22
Granted	48,800	3.13
Vested	(28,038)	1.19
Forfeited	(4,879)	7.21

Nonvested at December 31, 2008	100,113	5.29

For the years ended December 31, 2008, 2007 and 2006, the intrinsic value of options exercised was $293,000, $1.2 million, and $333,000, respectively, and the grant-date fair value of options vested was $188,000, $238,000, and $166,000, respectively. Cash received from stock option exercises for the year ended December 31, 2008 was approximately $513,000. The actual tax benefit in shareholders’ equity realized for the tax deductions from option exercises was approximately $27,000.

As of December 31, 2008, there was approximately $462,000 of total unrecognized compensation expense related to the Company’s stock option plans. This cost is expected to be recognized over a weighted average period of 1.78 years.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE P - PARENT COMPANY FINANCIAL DATA

Following are the condensed balance sheets of New Century Bancorp as of and for the years ended December 31, 2008 and 2007 and the related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2008 (amounts in thousands):

Condensed Balance Sheets

December 31, 2008 and 2007

	2008	2007
Assets
Cash balances with New Century Bank	$459	$5,052
Investment in New Century Bank	73,011	37,260
Investment in New Century Bank South	—	29,946
Investment in New Century Statutory Trust I	473	453
Other assets	1,197	938

Total Assets	$75,140	$73,649

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Accrued interest payable	109	104

Shareholders’ equity:
Common stock	6,831	6,731
Additional paid-in capital	41,279	40,651
Retained earnings	13,110	13,579
Accumulated other comprehensive income	1,439	212

Total Shareholders’ Equity	62,659	61,173

Total Liabilities and Shareholders’ Equity	$75,140	$73,649

Condensed Statements of Operations

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Dividends	$676	$1,156	$668
Equity in earnings of subsidiaries	(341)	1,233	3,965
Operating expense	(790)	(1,060)	(973)
Income tax benefit	262	330	310

Net income	$(193)	$1,659	$3,970

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE P - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(193)	$1,659	$3,970
Equity in undistributed earnings of subsidiaries	341	(1,233)	(3,965)
Increase in other assets	(259)	(329)	(288)
Increase in other liabilities	5	26	31

Net cash provided (used) by operating activities	(106)	123	(252)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries	(5,000)	—	(16,349)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in secondary offering	—	—	19,867
Proceeds from other issuance of common stock	513	1,174	166
Tax benefit from stock option exercises	—	—	38

Net cash provided by financing activities	513	1,174	20,071

Net increase (decrease) in cash and cash equivalents	(4,593)	1,297	3,470

Cash and cash equivalents at beginning of year	5,052	3,755	285

Cash and cash equivalents, end of year	$459	$5,052	$3,755

NOTE Q - RELATED PARTY TRANSACTIONS

During 2008, the Company purchased various insurance policies from a company owned by one of the directors of New Century Bancorp. Premiums paid totaled approximately $50,200 for these policies, which include a three-year policy for directors and officers liability coverage, a three-year policy for fidelity bond coverage as well as commercial property and other insurance policies. All such policies were purchased on terms at least as favorable to the Company as could be obtained from an unaffiliated third party.

Beginning in July 2008, the Company began leasing a building owned by one of the directors of New Century Bancorp for a portion of its operations center. The two year lease will total approximately $57,000 paid to the director, through 2009 and part of 2010.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE Q - RELATED PARTY TRANSACTIONS (Continued)

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

All related party transactions are “arms length” transactions.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Based upon that evaluation and the identification of the no material weakness in the Company’s internal control over financial reporting as described in Management’s Annual Report on Internal Control over Financial Reporting below, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal controlover financial reporting, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework.

Based on this assessment, Management has concluded that that the Company’s internal control over financial reporting as of December 31, 2008 was effective and no material weaknesses were detected. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected in a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the

Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

/s/ William L. Hedgepeth II	/s/ Lisa F. Campbell
William L. Hedgepeth II President and Chief Executive Officer	Lisa F. Campbell Executive Vice President, Chief Operating Officer and Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2008. With the exception of the remedial measures undertaken to address the material weakness described above, Management has concluded that there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2008 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

The Registrant has adopted a code of ethics that applies, among others to its principal executive officer and principal financial officer. The Registrant’s code of ethics will be provided to any person upon written request made to Ms. Brenda Bonner, New Century Bancorp, Inc., 700 W. Cumberland Street, Dunn, NC 28334.

ITEM 11 – EXECUTIVE COMPENSATION

Incorporated by reference to the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

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

The following chart contains details of the grants:

Plan Category	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	525,680	$8.25	16,237

Equity compensation plans not approved by security holders	None	N/A	None

Total	525,680	$8.25	16,237

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial statements required to be filed by Item 8 of this Form:

Report of independent registered public accounting firm

Consolidated Balance Sheets as of December  31, 2008 and 2007

Consolidated Statements of Operations for the years ended December  31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income for the years ended December  31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December  31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

RIDER A

Exhibits

3(i)	Articles of Incorporation of Registrant(1)

3(ii)	Bylaws of Registrant(1)

4	Form of Stock Certificate(1)

10(i)	2000 Incentive Stock Option Plan, a compensatory plan(2)

10(ii)	2000 Nonqualified Stock Option Plan for Directors, a compensatory plan(2)

10(iii)	Employment Agreement of John Q. Shaw, a management contract(1)

10(iv)	Employment Agreement of Lisa F. Campbell, a management contract(1)

10(v)	Salary Continuation Agreement with John Q. Shaw, a compensatory plan(1)

10(vi)	2004 Incentive Stock Option Plan, a compensatory plan(2)

10(vii)	Employment Agreement of William L. Hedgepeth II, a management contract(3)

10(viii)	Employment Agreement of J. Daniel Fisher, a management contract(3)

21	Subsidiaries (Filed herewith)

23	Consent of Dixon Hughes PLLC (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99(i)	Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders(4)

1.      Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

2.      Incorporated by reference from Registrant’s Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.

3.      Incorporated by reference from Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008.

To be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.
Registrant

	By:	/s/ William L. Hedgepeth, II
William L. Hedgepeth, II
Date: March 31, 2009		President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William L. Hedgepeth, II	March 31, 2009
William L. Hedgepeth, II., President, Chief Executive Officer and Director

/s/ Lisa F. Campbell	March 31, 2009
Lisa F. Campbell, Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ J. Gary Ciccone	March 31, 2009
J. Gary Ciccone, Director

/s/ T. Dixon Dickens	March 31, 2009
T. Dixon Dickens, Director

/s/ John W. McCauley	March 31, 2009
John W. McCauley, Director

/s/ Oscar N. Harris	March 31, 2009
Oscar N. Harris, Director

/s/ Clarence L. Tart, Jr.	March 31, 2009
Clarence L. Tart, Jr., Director

/s/ Gerald W. Hayes, Jr.	March 31, 2009
Gerald W. Hayes, Jr., Director

/s/ D. Ralph Huff III	March 31, 2009
D. Ralph Huff III, Director

/s/ Thurman C. Godwin, Jr.	March 31, 2009
Thurman C. Godwin, Jr., Director

/s/ Carlie C. McLamb	March 31, 2009
Carlie C. McLamb, Director

/s/ Michael S. McLamb	March 31, 2009
Michael S. McLamb, Director

/s/ Raymond L. Mulkey Jr.	March 31, 2009
Raymond L. Mulkey Jr., Director

/s/ Anthony Rand	March 31, 2009
Anthony Rand, Director

/s/ James H. Smith	March 31, 2009
James H. Smith, Director

/s/ W. Lyndo Tippett	March 31, 2009
W. Lyndo Tippett, Director

RIDER B

EXHIBIT INDEX

Exhibit Number	Exhibit
3(i)	Articles of Incorporation.	*

3(ii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	2000 Incentive Stock Option Plan	*

10(ii)	2000 Nonstatutory Stock Option Plan	*

10(iv)	Employment Agreement of Lisa F. Campbell	*

10(v)	Executive Supplemental Retirement Plan Agreement With John Q. Shaw, Jr.	*

10(vi)	2004 Incentive Stock Option Plan	*

10(vii)	Employment Agreement of William L. Hedgepeth	*

10(viii)	Employment Agreement of J. Daniel Fisher	*

21	Subsidiaries	Filed herewith

23	Consent of Dixon Hughes PLLC	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

99(i)	Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders	*

*	Incorporated by reference