Form 10-Q
period 2009-03-31
NEW CENTURY BANCORP INC
filed 2009-05-14
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2009, the Registrant had outstanding 6,831,149 shares of Common Stock, $1 par value per share.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008*
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$8,721	$8,124
Interest-earning deposits in other banks	13,799	13,770
Federal funds sold	15,938	9,961
Investment securities available for sale, at fair value	90,162	82,932

Loans	469,794	460,626
Allowance for loan losses	(7,792)	(8,860)

NET LOANS	462,002	451,766

Accrued interest receivable	2,474	2,519
Stock in Federal Home Loan Bank of Atlanta, at cost	1,178	1,154
Other real estate owned (OREO)	2,333	2,799
Premises and equipment	11,653	11,875
Bank owned life insurance	7,268	7,203
Goodwill	8,674	8,674
Core deposit intangible	968	1,006
Other assets	3,578	3,984

TOTAL ASSETS	$628,748	$605,767

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$62,359	$62,856
Savings	26,627	27,223
Money market and NOW	76,323	74,138
Time	358,228	340,902

TOTAL DEPOSITS	523,537	505,119
Short term debt	27,408	23,175
Long term debt	12,372	12,372
Accrued interest payable	602	584
Accrued expenses and other liabilities	1,770	1,858

TOTAL LIABILITIES	565,689	543,108

Shareholder’s Equity
Common stock, $1 par value, 10,000,000 shares authorized; 6,831,149 shares issued and outstanding at March 31, 2009 and December 31, 2008	6,831	6,831
Additional paid-in capital	41,326	41,279
Retained earnings	13,518	13,110
Accumulated other comprehensive income	1,384	1,439

TOTAL SHAREHOLDERS’ EQUITY	63,059	62,659

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$628,748	$605,767

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,392	$8,123
Federal funds sold and interest-earning deposits in other banks	8	301
Investments	852	958

TOTAL INTEREST INCOME	8,252	9,382

INTEREST EXPENSE
Money market, NOW and savings deposits	370	427
Time deposits	3,123	4,276
Short term debt	71	132
Long term debt	109	205

TOTAL INTEREST EXPENSE	3,673	5,040

NET INTEREST INCOME	4,579	4,342
PROVISION FOR LOAN LOSSES	685	873

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,894	3,469

NON-INTEREST INCOME
Fees from pre-sold mortgages	147	171
Service charges on deposit accounts	435	448
Loss on repurchase of loan participation	—	(357)
Net Loss on sale and write downs of OREO	(195)	—
Other fees and income	263	225

TOTAL NON-INTEREST INCOME	650	487

NON-INTEREST EXPENSE
Personnel	2,186	2,182
Occupancy and equipment	375	385
Professional fees	209	287
Information systems	352	384
Other	763	860

TOTAL NON-INTEREST EXPENSE	3,885	4,098

INCOME (LOSS) BEFORE INCOME TAXES	659	(142)
INCOME TAXES (BENEFIT)	251	(52)

NET INCOME (LOSS)	$408	$(90)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.06	$(.01)

Diluted	$0.06	$(.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,831,149	6,764,291

Diluted	6,835,476	6,764,291

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2007	6,730,874	$6,731	$40,651	$13,579	$212	$61,173

Adjustment related to the adoption of EITF 06-4	—	—	—	(232)	—	(232)

Net loss	—	—	—	(90)	—	(90)

Other comprehensive income	—	—	—	—	552	552

Exercise of stock options	68,309	68	280	—	—	348

Tax benefit from stock option exercises	—	—	27	—	—	27

Stock based compensation	—	—	44	—	—	44

Balance at March 31, 2008	6,799,183	$6,799	$41,002	$13,257	$764	$61,822

Balance at December 31, 2008	6,831,149	$6,831	$41,279	$13,110	$1,439	$62,659

Net income	—	—	—	408	—	408

Other comprehensive loss	—	—	—	—	(55)	(55)

Stock based compensation	—	—	47	—	—	47

Balance at March 31, 2009	6,831,149	$6,831	$41,326	$13,518	$1,384	$63,059

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$408	$(90)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	685	873
Depreciation and amortization	221	122
Amortization of core deposit intangible	38	38
Stock-based compensation	47	44
Loss on repurchase of loan participation	—	357
Increase in cash surrender value of bank owned life insurance	(65)	(66)
Net loss on sale and write-downs of OREO	195	—
Gain on mortgage-backed securities pay-downs	(17)	—
Change in assets and liabilities:
Decrease in accrued interest receivable	45	414
(Increase) decrease in other assets	415	(301)
Decrease in accrued expenses and other liabilities	(70)	(296)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,902	1,095

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	(24)	(67)
Purchases of investment securities available for sale	(17,150)	(11,667)
Maturities of investment securities available for sale	7,500	2,360
Mortgage-backed securities pay-downs	2,278	2,393
Net (increase) decrease in net loans outstanding	(11,073)	10,875
Repurchase of loan participations	—	(11,197)
Proceeds from sale of OREO	466	—
Proceeds from sale of premises and equipment	65	—
Purchases of premises and equipment	(12)	(57)

NET CASH USED BY INVESTING ACTIVITIES	(17,950)	(7,360)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	18,418	10,769
Increase in short term debt	4,233	1,023
Tax benefit from exercise of stock options	—	27
Proceeds from the exercise of stock options	—	348

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,651	12,167

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,603	5,902

CASH AND CASH EQUIVALENTS, BEGINNING	31,855	38,196

CASH AND CASH EQUIVALENTS, ENDING	$38,458	$44,098

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$3,655	$5,053
Income taxes paid	—	9
Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	(55)	552
Transfers from loans to OREO	195	165
Transfer from loans held for sale to loans	—	3,905

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2009. This quarterly report should be read in conjunction with the Annual Report.

NOTE B – PER SHARE RESULTS

Basic net income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of stock options outstanding during the period. There were 423,253 and 436,738 anti-dilutive options as of March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009	2008
Weighted average shares used for basic net income (loss) per share	6,831,149	6,764,291

Effect of dilutive stock options	4,327	—

Weighted average shares used for diluted net income (loss) per share	6,835,476	6,764,291

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE C – COMPREHENSIVE INCOME

A summary of comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2009	2008
	(Amounts in thousands)
Net income (loss)	$408	$(90)

Other comprehensive income:
Unrealized gains (losses) on investment securities available for sale	(88)	899
Tax effect	33	(347)

Total	(55)	552

Total comprehensive income	$353	$462

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairment of securities:

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1) requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. Early adoption for interim and annuals period ending after March 15, 2009 is permitted. The Company will adopt FSP FAS 107-1 as of June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s consolidated statement of operations and balance sheet.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (FSP FAS 115-2) amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. FSP FAS 115-2 replaces the assertion of intent and ability to hold an impaired debt security until fair value recovers with assertions that the holder does not intend to sell the security prior to recovery and that it is more likely than not the holder will not be required to sell the impaired security prior to recovery. The full impairment loss is recognized in earnings if the holder is unable to make these assertions. Otherwise, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income. Both the full impairment and credit loss portion are presented on the face of the statement of operations. FSP FAS 115-2 also requires additional disclosure in interim periods. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009. Early adoption for interim and annual periods ending after March 15, 2009 is

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

permitted. The Company will adopt FSP FAS 115-2 as of June 30, 2009. The adoption of FSP FAS 115-2 is not expected to have a material effect on the Company’s consolidated statement of operations and balance sheet.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FSP FAS 157-4) provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Early adoption for interim and annual periods ending after March 15, 2009 is permitted. The Company will adopt FSP FAS 157-4 as of June 30, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s consolidated statement of operations and balance sheet.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

NOTE E – DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Fair Value Hierarchy

Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE E – DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE E – DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Other Real Estate Owned

Other real estate owned are Level 2 properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less, at the date acquired. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, other real estate owned is classified within Level 2 of the hierarchy. At March 31, 2009 total assets classified as other real estate owned totaled $2.3 million. No OREO assets were remeasured at fair value during the three months ended March 31, 2009.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of March 31, 2009 and December 31, 2008 (dollars in thousands):

Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$90,162	—	$90,162	$—
Impaired loans	$857	—	$—	$857

Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$82,932	—	$82,932	$—
Impaired loans	$846	—	$—	$846

As of March 31, 2009, the Bank identified $7.9 million in impaired loans, of which $2.5 million required a specific allowance of $1.7 million. As of December 31, 2008, the Bank identified $9.1 million in impaired loans, of which $4.2 million required a specific allowance of $3.4 million.

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE E – DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Stock in Federal Home Loan Bank of Atlanta and Silverton Bank

The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the Federal Home Loan Bank. The fair value of stock in Silverton Financial Services, Inc., a holding company for Silverton Bank, is currently being assessed as to the existence of permanent impairment to this $51,000 non marketable investment. Silverton Bank was closed by the Office of the Comptroller of the Currency on May 1, 2009 and the Federal Deposit Insurance Corporation was appointed receiver.

Bank Owned Life Insurance

The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Other Real Estate Owned

The carrying value of other real estate owned is the lower of appraised value or net realizable value, less related selling costs.

Deposits

The fair value of demand deposits is the amount payable on demand at the reporting date. The fair values of time deposits are estimated using the rates currently offered for instruments of similar remaining maturities.

Short Term Debt

The fair values of short term debt (sweep accounts that re-price weekly) are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

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

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk it is not practicable to estimate the fair value of future financing commitments.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE F – SUBSEQUENT EVENT

On Friday, May 1, 2009, Silverton Bank, N.A., Atlanta, GA was closed by the Office of the Comptroller of the Currency and the FDIC was appointed receiver. New Century Bank owns 41 shares of Silverton Bank’s former parent company, Silverton Financial Services, Inc. with an original cost basis of $51,294. The stock is recorded at cost on the balance sheet as there is no readily determinable market value. New Century Bank intends to write-off the entire investment in the shares of the parent company of Silverton Bank in the second quarter of 2009.

The Bank’s correspondent bank account with Silverton has a current balance of $17.3 million as of May 11, 2009. These funds are currently held in a non-interest bearing transactional account and are, accordingly, fully insured by FDIC under the Temporary Liquidity Guarantee Program.

In addition, the Bank has a $6.8 million fed funds credit line with Silverton Bank which will in all probability be suspended. This will necessitate that the Bank seek additional credit lines for future liquidity purposes.

Also, Silverton Bank has been the primary correspondent bank for New Century Bank providing item clearing services, wire transfer services, investment bond services, and overnight cash investment services. The FDIC created a bridge bank to take over the operations of Silverton Bank, N.A, and this interim institution, Silverton Bridge Bank, N.A. will continue to operate business as usual through July 29, 2009. The management of New Century Bank is currently evaluating several other correspondent banks, including the Federal Reserve Bank to provide these services going forward.

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

Recent Industry Developments

In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “ARRA”) into law. The ARRA is a comprehensive economic stimulus package that includes, among other things, additional restrictions on executive compensation applicable to financial institutions participating in the TARP Capital Purchase Program.

The Company opted not to participate in the TARP Capital Purchase Program. The Company is participating in the TLGP’s enhanced deposit insurance program and did not opt out of the TLPG guarantee of unsecured debt, although there are no current plans to issue unsecured debt.

The Company anticipates an increase in the second half of 2009 of FDIC premium expenses due to the increases in the deposit insurance coverage recently enacted:

•

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

•	On February 27, 2009, the Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009 payable on September 30, 2009.

•

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

Although it is likely that further regulatory actions will arise as the federal government attempts to address the economic situation, management is not aware of any further recommendations by regulatory authorities that, if implemented would have or would be reasonably likely to have a material effect on liquidity, capital ratios, or results of operations.

Overview

The Company is a commercial bank holding company and has one banking subsidiary, New Century Bank, (referred to as the “Bank”) and one unconsolidated subsidiary, New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of the Bank. The Company’s only business activity is the ownership of the Bank and New Century Statutory Trust I. This discussion focuses primarily on the financial condition and operating results of the Bank.

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

Comparison of Financial Condition at

March 31, 2009 and December 31, 2008

During the first three months of 2009, total assets grew by $23.0 million to $628.7 million as of March 31, 2009. Earning assets at March 31, 2009 totaled $584.0 million and consisted of $462.0 million in net loans, $90.2 million in investment securities, $29.7 million in overnight investments and interest-bearing deposits in other banks and $2.1 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the first quarter were $523.5 million and $63.1 million, respectively.

Since the end of 2008, gross loans have increased by $9.2 million to $469.8 million as of March 31, 2009. Gross loans consisted of $77.0 million in commercial and industrial loans, $170.8 million in commercial real estate loans, $20.4 million in multi-family residential loans, $19.7 million in consumer loans, $109.0 million in residential real estate, and $72.9 million in construction loans.

At March 31, 2009, the Company had nearly $4.6 million in loans that were 30-89 days past due. This represented 0.98% of gross loans outstanding on that date. This is an increase from December 31, 2008 when there were $1.5 million in loans that were 30-89 days past due, or 0.32% of gross loans outstanding. The increase in past dues is spread throughout each category of the loan portfolio and is due primarily to the continued weakening of economic conditions both locally and nationally. Non-accrual loans decreased $800,000 during the first three months of 2009 to $7.7 million as of March 31, 2009.

The percentage of non-performing loans (nonaccrual loans and loans that were 90 days or more past due but still in accruing status) to total loans decreased 20 basis points from 1.85% at December 31, 2008 to 1.65% at March 31, 2009. The Company had no loans that were considered troubled debt restructured loans.

There were $7.9 million of loans that were considered to be impaired due to management’s assessment of the loans’ current collateral valuations at March 31, 2009 of which $2.5 million required a specific reserve of $1.7 million. Of the $9.1 million classified as impaired at December 31, 2008, $4.2 million required a specific reserve of $3.4 million. The allowance for loan losses was $7.8 million at March 31, 2009 or 1.66% of gross loans outstanding. This is a decrease of 26 basis points from the 1.92% of gross loans at December 31, 2008. The allowance for loan losses at March 31, 2009 represented 98.50% of impaired loans. The decrease in the allowance resulted from net charge-offs of $1.8 million during the first three months of 2009, partially offset by provisions for loan losses of $685,000. Most of the loans charged-off in 2009 were classified as impaired at December 31, 2008 and had been specifically reserved for as part of the allowance for loan loss calculation. It is management’s assessment that the allowance for loan losses as of March 31, 2009 is appropriate in light of the risk inherent within the Company’s loan portfolio. The following is a roll forward of the Company’s allowance for loan losses as of March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Amounts in thousands)
Allowance for loan losses at beginning of period	$8,860	$8,314
Provision for loan losses	685	873
Charge-offs	(1,910)	(190)
Recoveries	157	145

Allowance for loan losses at end of period	$7,792	$9,142

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At March 31, 2009, federal funds sold were $15.9 million, an increase of $5.9 million from the $10.0 million at December 31, 2008. The Company also holds an investment of $1.2 million in the form of Federal Home Loan Bank stock with a minimal yield. Interest-earning deposits in other banks remained $13.8 million at March 31, 2009 compared with December 31, 2008. The Company’s investment securities at March 31, 2009 were $90.2 million, an increase of $7.2 million from December 31, 2008. The investment portfolio as of March 31, 2009 consisted of $38.9 million in government agency debt securities, $42.4 million in mortgage-backed securities and $6.6 million in municipal securities. The unrealized gain on these securities was $2.3 million.

The Company also has an investment in bank owned life insurance of $7.3 million at March 31, 2009, which increased $65,000 from December 31, 2008 due to an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

At March 31, 2009, non-earning assets were $44.7 million, which reflects a decrease of $600,000 from the $45.3 million as of December 31, 2008. Non-earning assets as of March 31, 2009 included $8.7 million in cash and due from banks, bank premises and equipment of $11.6 million, goodwill of $8.7 million, core deposit intangible of $1.0 million, accrued interest receivable of $2.5 million, foreclosed real estate of $2.3 million, and other assets totaling $3.6 million. As indicated previously, goodwill amounted to $8.7 million at March 31, 2009. Under purchase accounting, goodwill may become impaired under certain conditions. At June 30, 2008, management performed an annual expanded review of the existing goodwill value to test for impairment. Based on this analysis, management concluded that no impairment to goodwill existed at June 30, 2008. A follow-up review of the value of existing goodwill was performed at December 31, 2008. Again management concluded that no impairment to goodwill existed at December 31, 2008. The Company’s next annual testing date is June 30, 2009.

Total deposits at March 31, 2009 were $523.5 million and consisted of $62.4 million in non-interest-bearing demand deposits, $76.3 million in money market and NOW accounts, $26.6 million in savings accounts, and $358.2 million in time deposits. Total deposits grew by $18.4 million from $505.1 million as of December 31, 2008. Brokered deposits totaled $3.3 million or 0.64% of quarter-end deposits.

As of March 31, 2009, the Company had $27.4 million in short-term debt and $12.4 million in long-term debt. Short-term debt consisted of repurchase agreements with local customers. Long-term debt consisted of $12.4 million of junior subordinated debentures that were issued in September 2004. The proceeds of the junior subordinated debentures have provided capital for the expansion of the Bank.

Total shareholders’ equity at March 31, 2009 was $63.1 million, an increase of $400,000 from $62.7 million as of December 31, 2008. Other comprehensive income relating to available for sale securities remained approximately the same, at $1.4 million for the quarter ended March 31, 2009. There were no stock options exercised for the quarter ending March 31, 2009. Other changes in shareholders’ equity included $47,000 in stock-based compensation, and net income of $408,000.

Comparison of Results of Operations for the

Three months ended March 31, 2009 and 2008

General. During the first quarter of 2009, the Company had a net income of approximately $408,000 as compared with a loss of approximately $90,000 for the same quarter in 2008. Net income per share for the quarter was $.06 per share, basic and diluted, compared with a net loss per share of $(.01) per share, basic and diluted, for the first quarter of 2008. First quarter 2009 results were impacted by a lower provision for loan losses of $685,000, compared to $873,000 for the same period in 2008. The Company also experienced an increase in net interest margin of 11 basis points to 3.26% for the period ending March 31, 2009 as compared to the same period in 2008, as a result of the continuation of reductions in interest rates by the Federal Reserve due to the ongoing decline in economic conditions and concerns over the financial strength of the banking industry. Also in the first quarter of 2009, there was a $195,000 write down in OREO for the quarter ended March 31, 2009 as compared to no write down in the same quarter in 2008. For the quarter ending on March 31, 2008, there was a $357,000 loss on the repurchase of participation loans.

Net Interest Income. Net interest income increased by $237,000 to $4.6 million for the first quarter of 2009. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets, partially offset by growth in those assets. Average total interest-earning assets were $570.2 million in the first quarter of 2009 compared with $552.8 million during the same period in 2008 and the yield on those assets decreased 96 basis points from 6.83% to 5.87%.

The Company’s average interest-bearing liabilities grew by $18.9 million to $488.3 million for the quarter ended March 31, 2009 from $469.4 million for the same period one year earlier and the cost of those funds decreased from 4.32% to 3.05% or 127 basis points. During the first quarter of 2009, the Company’s net interest margin was 3.26% and net interest spread was 2.82%. For the quarter ended March 31, 2008, net interest margin was 3.15% and net interest spread was 2.52%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $685,000 provision for loan losses in the first quarter of 2009, representing a decrease of $188,000 from the $873,000 provision made in the same period of 2008. In the first quarter of 2009, the Company had a higher level of net charge-offs, $1.7 million as compared to the same period in 2008, when $43,000 was charged-off. As mentioned previously, most of the loans that were charged off in the first quarter of 2009 were reserved for at December 31, 2008. Part of the increase in the provision for loan losses in 2009 was due to additional reserves for homogenous pools of loans or FAS 5 reserves that management felt were prudent in light of prevailing economic conditions.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2009 was $650,000, an increase of $163,000 from the first quarter of 2008. Although the non-interest income category for 2009 included a $195,000 write down in the value of OREO, it was higher than in the first quarter of 2008, when the Company had incurred a loss of $357,000 on the repurchase of a loan participation. All other categories of non-interest income remained fairly consistent with prior year levels.

Non-Interest Expenses. Non-interest expenses decreased by $200,000 to $3.9 million for the quarter ended March 31, 2009, from $4.1 million for the same period in 2008. The following are highlights of the significant changes in non-interest expenses from the first quarter of 2009 to the first quarter of 2008:

•	Personnel expenses remained approximately the same at $2.2 million for both of the quarters ended March 31, 2009 and 2008.

•	Professional service expenses decreased from $287,000 in 2008 to $209,000 in 2009, due to a decrease in outsourced services and other consulting fees that were incurred in 2008.

•

Other non-interest expenses were impacted by a decrease of $97,000 to $763,000 for the quarter ended March 31,2009 from $860,000 for the same period in 2008, primarily as a result of general cost containment throughout the Company during this period of economic downturn.

Provision for Income Taxes. The Company’s effective tax rate was 38.1% and (36.6%) for the quarters ended March 31, 2009 and 2008, respectively. The effective tax rate in the first quarter of 2008 was impacted by the net loss during the period.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 20.5% of total assets at March 31, 2009.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise; the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $6.8 million in federal funds. It is currently anticipated that this line will be suspended as a result of the Company’s principal correspondent bank, Silverton Bank having been closed by the Office of the Comptroller of the Currency and placed into FDIC receivership on May 1, 2009. The Company is currently evaluating other correspondent banks in order to establish alternative sources of liquidity. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $25.8 million of qualifying loans is pledged to the FHLB to secure borrowings. Another source of short-term borrowings is securities sold under agreements to repurchase. At March 31, 2009, total borrowings consisted of securities sold under agreements to repurchase of $27.4 million and junior subordinated debentures of $12.4 million.

Total deposits were $523.5 million at March 31, 2009. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 68.4% of total deposits at March 31, 2009. Time deposits of $100,000 or more represented 32.0% of the Company’s total deposits at March 31, 2009. At quarter end, the Company had $3.3 million in brokered time deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 10.03% at March 31, 2009. As the following table indicates, at March 31, 2009, the Company and its bank subsidiary exceeded regulatory capital requirements.

	At March 31, 2009
New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement
Total risk-based capital ratio	14.23%	8.00%
Tier 1 risk-based capital ratio	12.98%	4.00%
Leverage ratio	10.56%	4.00%

	At March 31, 2009
New Century Bank	Actual Ratio	Minimum Requirement	Well- Capitalized Requirement
Total risk-based capital ratio	13.91%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.66%	4.00%	6.00%
Leverage ratio	10.31%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the trust preferred securities qualify as Tier 1 capital as of March 31, 2009. Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

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

Specific additional actions taken have included the hiring of a new Chief Credit Officer, who started in 2008, with substantial experience; evaluation and reorganization of lending and credit administration personnel; assessment and revision of lending and credit administration policies and procedures; and more effective processes for identification and valuation of problem credits. This included centralization of loan documentation preparation and credit administration functions. In addition, the consolidation of the Company’s wholly owned banking subsidiaries, New Century Bank and New Century Bank South, was accomplished pursuant to a merger on March 28, 2008.

Item 4T. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the first quarter of 2009. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NEW CENTURY BANCORP, INC.

Date: May 14, 2009	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: May 14, 2009	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President and Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)