Form 10-Q
period 2009-06-30
NEW CENTURY BANCORP INC
filed 2009-08-14
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of August 11, 2009, the Registrant had outstanding 6,837,742 shares of Common Stock, $1 par value per share.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008*
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$19,189	$8,124
Interest-earning deposits in other banks	20,847	13,770
Federal funds sold	—	9,961
Investment securities available for sale, at fair value	91,719	82,932

Loans	467,872	460,626
Allowance for loan losses	(8,519)	(8,860)

NET LOANS	459,353	451,766

Accrued interest receivable	2,494	2,519
Stock in Federal Home Loan Bank of Atlanta, at cost	1,133	1,154
Other real estate owned (OREO)	2,196	2,799
Premises and equipment	11,726	11,875
Bank owned life insurance	7,334	7,203
Goodwill	8,674	8,674
Core deposit intangible	929	1,006
Other assets	3,406	3,984

TOTAL ASSETS	$629,000	$605,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$65,943	$62,856
Savings	27,036	27,223
Money market and NOW	78,760	74,138
Time	355,882	340,902

TOTAL DEPOSITS	527,621	505,119

Short term debt	23,461	23,175
Long term debt	12,372	12,372
Accrued interest payable	527	584
Accrued expenses and other liabilities	2,072	1,858

TOTAL LIABILITIES	566,053	543,108

Shareholder’s Equity
Common stock, $1 par value, 10,000,000 shares authorized; 6,836,149 and 6,831,149 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	6,836	6,831
Additional paid-in capital	41,391	41,279
Retained earnings	13,265	13,110
Accumulated other comprehensive income	1,455	1,439

TOTAL SHAREHOLDERS’ EQUITY	62,947	62,659

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$629,000	$605,767

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,172	$7,718	$14,564	$15,840
Federal funds sold and interest-earning deposits in other banks	6	142	15	443
Investments	831	967	1,682	1,925

TOTAL INTEREST INCOME	8,009	8,827	16,261	18,208

INTEREST EXPENSE
Money market, NOW and savings deposits	334	356	704	784
Time deposits	2,950	3,741	6,074	8,016
Short term debt	73	59	143	191
Long term debt	102	143	212	348

TOTAL INTEREST EXPENSE	3,459	4,299	7,133	9,339

NET INTEREST INCOME	4,550	4,528	9,128	8,869

PROVISION FOR LOAN LOSSES	1,414	374	2,100	1,247

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,136	4,154	7,028	7,622

NON-INTEREST INCOME
Fees from pre-sold mortgages	86	119	233	290
Service charges on deposit accounts	479	471	914	919
Other fees and income	227	159	490	384

TOTAL NON-INTEREST INCOME	792	749	1,637	1,593

NON-INTEREST EXPENSE
Personnel	2,155	2,250	4,341	4,432
Occupancy and equipment	376	366	751	751
Deposit insurance	507	129	639	224
Professional fees	284	301	493	587
Information systems	350	393	702	777
Loss on repurchase of loan participation	—	—	—	357
Net loss on sale and write downs of OREO	44	139	239	139
Loss on impairment on non-marketable securities	51	—	51	—
Other	661	714	1,290	1,479

TOTAL NON-INTEREST EXPENSE	4,428	4,292	8,506	8,746

INCOME (LOSS) BEFORE INCOME TAXES	(500)	611	159	469
INCOME TAXES (BENEFIT)	(247)	207	4	155

NET INCOME (LOSS)	$(253)	$404	$155	$314

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(.04)	$.06	$.02	$.05

Diluted	$(.04)	$.06	$.02	$.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,831,973	6,816,966	6,831,563	6,806,731

Diluted	6,831,973	6,860,016	6,842,137	6,870,808

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained Earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2007	6,730,874	$6,731	$40,651	$13,579	$212	$61,173

Adjustment related to the adoption of EITF 06-4	—	—	—	(233)	—	(233)

Net income	—	—	—	314	—	314

Other comprehensive (loss)	—	—	—	—	(637)	(637)

Exercise of stock options	91,785	92	367	—	—	459

Tax benefit from stock options exercised	—	—	27	—	—	27

Stock based compensation	—	—	98	—	—	98

Balance at June 30, 2008	6,822,659	$6,823	$41,143	$13,660	$(425)	$61,201

Balance at December 31, 2008	6,831,149	$6,831	$41,279	$13,110	$1,439	$62,659

Net income	—	—	—	155	—	155

Other comprehensive income	—	—	—	—	16	16

Exercise of stock options	5,000	5	18	—	—	23

Stock based compensation	—	—	94	—	—	94

Balance at June 30, 2009	6,836,149	$6,836	$41,391	$13,265	$1,455	$62,947

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$155	$314
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,100	1,247
Depreciation and amortization	505	250
Amortization of core deposit intangible	77	77
Stock-based compensation	94	98
Loss on repurchase of loan participation	—	357
Loss on write down on other assets	13	—
Increase in cash surrender value of bank owned life insurance	(131)	(134)
Net loss on sale and write-downs of OREO	239	139
Loss on sale of repossessed assets	—	16
Gain on mortgage-backed securities pay-downs	(7)	(35)
Loss on impairment on non marketable securities	51	—
Change in assets and liabilities:
Decrease in accrued interest receivable	25	664
Decrease in other assets	454	64
(Increase) decrease in accrued expenses and other liabilities	157	(207)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,732	2,850

CASH FLOWS FROM INVESTING ACTIVITIES
(Redemption) Purchase of FHLB stock	21	(67)
Purchases of investment securities available for sale	(23,869)	(11,667)
Maturities of investment securities available for sale	8,800	4,860
Mortgage-backed securities pay-downs	6,114	5,196
Net (increase) decrease in net loans outstanding	(10,584)	2,346
Repurchase of loan participations	—	(11,197)
Proceeds from sale of OREO	1,342	173
Proceeds from sale of premises and equipment	65	—
Purchases of premises and equipment	(251)	(149)

NET CASH USED BY INVESTING ACTIVITIES	(18,362)	(10,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	22,502	7,278
Increase in short term debt	286	474
Tax benefit from exercise of stock options	—	27
Proceeds from the exercise of stock options	23	459

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,811	8,238

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,181	583

CASH AND CASH EQUIVALENTS, BEGINNING	31,855	38,196

CASH AND CASH EQUIVALENTS, ENDING	$40,036	$38,779

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$7,189	$9,509
Income taxes paid	—	77
Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	16	(637)
Transfers from loans to OREO	978	185
Transfer from loans held for sale to loans	—	3,905

See accompanying notes.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE A - BASIS OF PRESENTATION

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2009. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - PER SHARE RESULTS

Basic net income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of stock options outstanding during the period. There were 420,406 and 124,754 anti-dilutive options as of June 30, 2009 and 2008, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average shares used for basic net income per share	6,831,973	6,816,966	6,831,563	6,806,731

Effect of dilutive stock options	—	43,050	10,574	64,077

Weighted average shares used for diluted net income per share	6,831,973	6,860,016	6,842,137	6,870,808

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Net income (loss)	$(253)	$404	$155	$314

Other comprehensive loss:
Unrealized gain (loss) on investment Securities - available for sale	115	(1,935)	27	(1,037)
Tax effect	(44)	746	(11)	400

Total	71	(1,189)	16	(637)

Total comprehensive income (loss)	$(182)	$(785)	$171	$(323)

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairment of securities:

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1) requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. The Company adopted FSP FAS 107-1 as of June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (FSP FAS 115-2) amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. FSP FAS 115-2 replaces the assertion of intent and ability to hold an impaired debt security until fair value recovers with assertions that the holder does not intend to sell the security prior to recovery and that it is more likely than not the holder will not be required to sell the impaired security prior to recovery. The full impairment loss is recognized in earnings if the holder is unable to make these assertions. Otherwise, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income. Both the full impairment and credit loss portion are presented on the face of the statement of operations. FSP FAS 115-2 also requires additional disclosure in interim periods. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 as of June 30, 2009. The adoption of FSP FAS 115-2 did not have a material impact on the consolidated financial statements.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FSP FAS 157-4) provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. The Company adopted FSP FAS 157-4 as of June 30, 2009. The adoption of FSP FAS 115-2 did not have a material impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165), which sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made. Also, this statement requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued). The effective date is for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the second quarter of 2009, and the adoption did not have a material effect on its consolidated financial statements. For the financial statements and footnotes included in this Form 10Q, subsequent events occurring prior to August 14, 2009 have been considered.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (SFAS No. 166), which is a revision to SFAS No. 140, eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The Company is currently evaluating the impact on its financial statements of adopting SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167), which revises FIN 46(R), contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPE’s, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. SFAS No. 167 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly- consolidated VIE’s). The Company has not evaluated the effect of the adoption of SFAS No. 167 on its consolidated financial statements.

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E - FAIR VALUE MEASUREMENTS – SFAS NO. 157

SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but clarifies and standardizes some divergent practices that have emerged since prior guidance was issued. Statement 157 creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation.

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E - FAIR VALUE MEASUREMENTS – SFAS NO. 157 (continued)

brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (dollars in thousands):

Investment securities available for sale June 30, 2009	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$44,347	$—	$44,347	$—
U.S. agency sponsored mortgage-backed securities	40,993	—	40,993	—
Municipal bonds	6,379	—	6,379	—

Total	$91,719	$—	$91,719	$—

Investment securities available for sale December 31, 2008	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$37,403	$—	$37,403	$—
U.S. agency sponsored mortgage-backed securities	38,863	—	38,863	—
Municipal bonds	6,666	—	6,666	—

Total	$82,932	$—	$82,932	$—

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009,

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E - FAIR VALUE MEASUREMENTS – SFAS NO. 157 (continued)

substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned

Other real estate owned are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less, at the date acquired. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, other real estate owned is classified within Level 3 of the hierarchy. At June 30, 2009 total assets classified as other real estate owned totaled $2.2 million.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008 (dollars in thousands):

Asset Category June 30, 2009	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,678	$—	$—	$3,678

OREO	2,196	—	—	2,196

Total	$5,874	$—	$—	$5,874

Asset Category December 31, 2008	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$846	$—	$—	$846

OREO	2,799	—	—	2,799

Total	$3,645	$—	$—	$3,645

As of June 30, 2009, the Bank identified $13.8 million in impaired loans, of which $5.8 million required a specific allowance of $2.1 million. As of December 31, 2008, the Bank identified $9.1 million in impaired loans, of which $4.2 million required a specific allowance of $3.4 million.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	June 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies
Within 1 year	$4,370	$118	$—	$4,488
After 1 year but within 5 years	39,038	821	—	39,859

U.S. agency sponsored mortgage-backed securities
After 1 year but within 5 years	13,543	260	60	13,743
After 5 years but within 10 years	4,943	236	—	5,179
After 10 years	21,113	958	—	22,071

Municipal bonds
After 1 year but within 5 years	1,262	33	—	1,295
After 5 years but within 10 years	3,181	67	3	3,245
After 10 years	1,898	1	60	1,839

	$89,348	$2,494	$123	$91,719

As of June 30, 2009, accumulated other comprehensive income, net of deferred income taxes, included unrealized net gains of $2.4 million, net of deferred income taxes of $0.9 million.

Investment securities with an aggregate fair value of $236,000 have had continuous unrealized losses for more than twelve months as of June 30, 2009 with an aggregate unrealized loss of $14,000. This one investment is a municipal bond. None of the unrealized losses identified as of June 30, 2009 related to marketability of the securities or the issuer’s ability to honor redemption obligations. Consequently, the securities were not deemed to be other than temporarily impaired. Securities with unrealized losses at June 30, 2009 not recognized in income were as follows:

	June 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:

U.S. agency sponsored mortgage-backed securities	$6,105	$60	$—	$—	$6,105	$60

Municipal bonds	1,781	49	236	14	2,017	63

Total temporarily impaired securities	$7,886	$109	$236	$14	$8,122	$123

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES (continued)

Declines in the fair value of available for sale securities that are deemed to be other than temporarily impaired (OTTI) are reflected in earnings as realized losses. In estimating OTTI losses, management considers, among other things: the length of time and the extent to which the fair value has been below cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of unrealized loss.

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2009.

	June 30, 2009
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$40,036	$40,036
Investment securities available for sale	91,719	91,719

Loans, net	459,353	467,713
Market risk/ liquidity adjustment	—	(9,357)
Net loans	459,353	458,356

Accrued interest receivable	2,494	2,494
Stock in the Federal Home Loan Bank	1,133	1,133
Non-marketable securities	900	900
Bank owned life insurance	7,334	7,334

Financial liabilities:
Deposits	$527,621	$534,084
Short term debt	23,461	23,461
Long term debt	12,372	12,372
Accrued interest payable	527	527

For June 30, 2009, the fair value for loans, net of allowance for loan and lease losses included an adjustment of approximately 2% of gross loans to reflect the unfavorable liquidity conditions that existed in various financial markets.

Cash and Due from Banks, Interest-Earning Deposits in Other Banks and Federal Funds Sold

The carrying amounts for cash and due from banks, interest-earning deposits in other banks and federal funds sold approximate fair value because of the short maturities of those instruments.

Investment Securities Available for Sale

Fair value for investment securities available for sale equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. See Note F, Investment Securities.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Loans

Fair value for the loan portfolio is based on estimated future cash flows discounted at current origination rates for loans with similar terms and credit quality. The values of impaired loans are determined by either the collateral value or by the present value of the expected cash flows.

Stock in Federal Home Loan Bank of Atlanta

The fair value for FHLB of Atlanta (“FHLB Atlanta”) stock approximates carrying value of $1.1 million at June 30, 2009. The cash dividends beginning in the fourth quarter of 2008 were discontinued as a capital preservation decision by FHLB Atlanta during continued uncertain economic conditions accompanied by volatile financial markets. On August 12, 2009, the Board of Directors of the Federal Home Loan Bank of Atlanta reinstated the dividend and approved an annualized dividend rate of 0.84% for the second quarter of 2009. Management believes that its investment in FHLB Atlanta stock was not other than temporarily impaired as of June 30, 2009, as it is considered a long-term investment, and its value is based on the ultimate recoverability of par value. However, there can be no assurances that the impact of recent or future legislation on Federal Home Loan Banks will not adversely impact the value of the Company’s investment in FHLB Atlanta stock.

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk it is not practicable to estimate the fair value of future financing commitments.

NOTE H - SUBSEQUENT EVENT

On August 5, 2009, Taylor, Bean, & Whitaker (“TBW”), the Company’s primary third party provider for the funding of mortgage loans ceased operations as a result of suspension of their loan approval authority by the Federal Housing Administration on August 4, 2009. Court papers filed on August 6, 2009 by TBW in the US District Court for the Northern District of West Virginia indicated that bankruptcy was imminent as a result of the shut down of their lending operations. As the Company redirects these services to other existing and new third party providers, an initial slow-down of loan closings and realized mortgage loan commissions may be experienced.

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

Overview

The Company is a commercial bank holding company and has one banking subsidiary, New Century Bank (the “Bank”), and one unconsolidated subsidiary, New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of the Bank. The Company’s only business activity is the ownership of the Bank and New Century Statutory Trust I. This discussion focuses primarily on the financial condition and operating results of the Bank.

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

Comparison of Financial Condition at

June 30, 2009 and December 31, 2008

During the first six months of 2009, total assets grew by $23.2 million to $629.0 million as of June 30, 2009. Earning assets at June 30, 2009 totaled $574.0 million and consisted of $459.4 million in net loans, $91.7 million in investment securities, $20.9 million in overnight investments and interest-bearing deposits in other banks and $2.0 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the second quarter were $527.6 million and $62.9 million, respectively.

Since the end of 2008, gross loans have increased by $7.3 million to $467.9 million as of June 30, 2009. Gross loans consisted of $79.2 million in commercial and industrial loans, $177.4 million in commercial real estate loans, $19.2 million in multi-family residential loans, $18.3 million in consumer loans, $105.5 million in residential real estate, and $68.3 million in construction loans.

At June 30, 2009, the Company had nearly $2.4 million in loans that were 30-89 days past due. This represented 0.51% of gross loans outstanding on that date. This is an increase from December 31, 2008 when there were $1.5 million in loans that were 30-89 days past due, or 0.32% of gross loans outstanding. The increase in past dues is spread throughout each category of the loan portfolio and is due primarily to the continued weakening of economic conditions both locally and nationally. Non-accrual loans increased $4.8 million during the first six months of 2009 to $13.4 million as of June 30, 2009, primarily as a result of five loan relationships of $500,000 or more totaling $4.7 million that were reclassified from past due status to non-accrual.

The percentage of non-performing loans (non-accrual loans and loans that were 90 days or more past due but still in accruing status) to total loans increased 100 basis points from 1.85% at December 31, 2008 to 2.85% at June 30, 2009, primarily as a result of the five large relationships totaling $4.7 million, previously mentioned as being reclassified from past due status to non-accrual. The Company had no loans that were considered troubled debt restructured loans.

As of June 30, 2009, there were $13.8 million of loans that were considered to be impaired as a result of $13.4 million being placed in non-accrual status and another $400,000 continuing to accrue interest while delinquent more than 90 days. $5.8 million of these impaired loans required a specific reserve of $2.1 million at June 30, 2009. Of the $9.1 million classified as impaired at December 31, 2008, $4.2 million required a specific reserve of $3.4 million. The allowance for loan losses was $8.5 million at June 30, 2009 or 1.82% of gross loans outstanding. This is a decrease of 10 basis points from the 1.92% of gross loans at December 31, 2008. The allowance for loan losses at June 30, 2009 represented 61.73% of impaired loans. The decrease in the allowance resulted from net charge-offs of $2.4 million during the first six months of 2009, partially offset by provisions for loan losses of $2.1 million. Most of the loans charged-off in 2009 were classified as impaired at December 31, 2008 and had been specifically reserved for as part of the allowance for loan loss calculation. It is management’s assessment that the allowance for loan losses as of June 30, 2009 is appropriate in light of the risk inherent within the Company’s loan portfolio.

The following is a roll forward of the Company’s allowance for loan losses as of June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Allowance for loan losses at beginning of period	$7,792	$9,142	$8,860	$8,314
Provision for loan losses	1,414	374	2,100	1,247
Charge-offs	(711)	(3,138)	(2,622)	(3,328)
Recoveries	24	105	181	250

Allowance for loan losses at end of period	$8,519	$6,483	$8,519	$6,483

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At June 30, 2009, the Company held no federal funds sold, a decrease of $10.0 million from December 31, 2008. This decrease was the result of the reallocation of all funds previously invested both directly an indirectly with Silverton Bridge Bank into a non-interest bearing, 100% FDIC insured transaction account at Silverton. This transaction account balance, at Silverton Bridge Bank, will be transferred to other correspondent banks in the third quarter of 2009 for compensating balances for services, funds for item clearings, and federal funds sold as principal or agent. The Company also holds an investment of $1.1 million in the form of Federal Home Loan Bank stock, of which dividends were discontinued in the fourth quarter of 2008 as a capital preservation measure. On August 12, 2009, the Board of Directors of the Federal Home Loan Bank of Atlanta reinstated the dividend and approved an annualized dividend rate of 0.84% for the second quarter of 2009. Interest-earning deposits in other banks were $20.9 million at June 30, 2009, a $7.1 million increase from December 31, 2008. The Company’s investment securities at June 30, 2009 were $91.7 million, an increase of $8.8 million from December 31, 2008. The investment portfolio as of June 30, 2009 consisted of $44.3 million in government agency debt securities, $41.0 million in mortgage-backed securities and $6.4 million in municipal securities. The unrealized gain on these securities was $2.4 million.

The Company also has an investment in bank owned life insurance of $7.3 million at June 30, 2009, which increased $131,000 from December 31, 2008 due to an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

At June 30, 2009, non-earning assets were $56.0 million, which reflects an increase of $9.7 million from the $45.3 million as of December 31, 2008. Non-earning assets as of June 30, 2009 included $19.2 million in cash and due from banks, bank premises and equipment of $11.7 million, goodwill of $8.7 million, core deposit intangible of $0.9 million, accrued interest receivable of $2.5 million, foreclosed real estate of $2.2 million, and other assets totaling $3.4 million. As indicated previously, goodwill amounted to $8.7 million at June 30, 2009.

Under the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (Statement 142), the Company is required to perform an impairment test each year to determine if goodwill is impaired. Since we adopted Statement 142, the annual impairment tests have been conducted as of June 30 each year, and have not indicated impairment exists.

Statement 142 provides a two-step method to evaluate and calculate impairment. The first step requires estimation of the Company’s fair value. If the fair value exceeds the carrying value, no further testing is required. The step one internal process includes both the income and market approaches to value the Company. The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the Company. The significant inputs to the income approach include the long-term target tangible equity to tangible assets ratio and discount rate, which is determined utilizing the Company’s cost of capital adjusted for a company-specific risk factor. The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management. Under the market approach, a value is calculated from an analysis of comparable acquisition transactions based on earnings, book value, assets and deposit premium multiples from the sale of similar financial institutions. After completing this first step, if the carrying value exceeds the fair value, we are required to proceed to step two to determine whether an impairment charge must be recorded and, if so, the amount of such charge. Based on the results provided from the first step, there was no indication that further testing of goodwill was required and the Company was not required to proceed to step two. Therefore, based on the results of the first step, the Company’s goodwill was determined not to be impaired as of June 30, 2009 and no impairment of goodwill was recorded. However, based on the analysis performed, an unfavorable variance of 10% or more from the Company’s forecasted income projections used in the impairment testing may indicate that impairment exists.

Total deposits at June 30, 2009 were $527.6 million and consisted of $65.9 million in non-interest-bearing demand deposits, $78.8 million in money market and NOW accounts, $27.0 million in savings accounts, and $355.9 million in time deposits. Total deposits grew by $22.5 million from $505.1 million as of December 31, 2008. Brokered deposits totaled $3.8 million or 0.72% of quarter-end deposits.

As of June 30, 2009, the Company had $23.5 million in short-term debt and $12.4 million in long-term debt. Short-term debt consisted of repurchase agreements with local customers. Long-term debt consisted of $12.4 million of junior subordinated debentures that were issued in September 2004. The proceeds of the junior subordinated debentures have provided capital for the expansion of the Bank.

Total shareholders’ equity at June 30, 2009 was $62.9 million, an increase of $288,000 from $62.7 million as of December 31, 2008. Other comprehensive income relating to available for sale securities remained approximately the same, at $1.4 million for the quarter ended June 30, 2009. There was $23,000 in stock options exercised for the six months ending June 30, 2009. Other changes in shareholders’ equity included $94,000 in stock-based compensation, and net income of $155,000.

Comparison of Results of Operations for the

Three months ended June 30, 2009 and 2008

General. During the second quarter of 2009, the Company had a net loss of $253,000 as compared with net income of $404,000 for the same quarter in 2008. Net loss per share for the quarter was $(.04) per share, basic and diluted, compared with a net income per share of $.06 per share, basic and diluted, for the second quarter of 2008. Second quarter 2009 results were impacted by a higher provision for loan losses of $1.4 million, compared to $374,000 for the same period in 2008. The Company also experienced a decrease in net interest margin of 13 basis points to 3.16% for the period ending June 30, 2009 as compared to the same period in 2008, as a result of the continuation of historically low interest rates maintained by the Federal Reserve policy in addressing the ongoing decline in economic conditions and concerns over the financial strength of the banking industry. Also in the second quarter of 2009, the Bank accrued $286,000 in additional deposit insurance expense as a result of a special industry wide FDIC assessment.

Net Interest Income. Net interest income increased by $22,000 to $4.6 million for the second quarter of 2009. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets, partially offset by growth in those assets. Average total interest-earning assets were $577.8 million in the second quarter of 2009 compared with $552.6 million during the same period in 2008 and the yield on those assets decreased 85 basis points from 6.41% to 5.56%. Total interest income reversed on loans transferred to non-accrual status for the three months ended June 30. 2009 and 2008 was $210,000 and $104,000, respectively, or 15 and 8 basis points on average interest- earning assets for the period mentioned.

The Company’s average interest-bearing liabilities grew by $33.7 million to $499.8 million for the quarter ended June 30, 2009 from $466.1 million for the same period one year earlier and the cost of those funds decreased from 3.70% to 2.78% or 92 basis points. During the second quarter of 2009, the Company’s net interest margin was 3.16% and net interest spread was 2.78%. For the quarter ended June 30, 2008, net interest margin was 3.29% and net interest spread was 2.71%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $1.4 million provision for loan losses in the second quarter of 2009, representing an increase of $1.0 million from the $374,000 provision made in the same period of 2008, primarily as a result of five large loan relationships totaling $4.7 million being reclassified from past due status to non-accrual. In the second quarter of 2009, the Company had a lower level of net charge-offs, $687,000 compared to the same period in 2008, when $3.1 million was charged-off. As mentioned previously, most of the loans that were charged off in the second quarter of 2009 were reserved for at December 31, 2008. Part of the provision for loan losses in 2009 was due to additional reserves for homogenous pools of loans or FAS 5 reserves that management felt were prudent in light of prevailing economic conditions.

Non-Interest Income. Non-interest income for the quarter ended June 30, 2009 was $792,000, an increase of $43,000 from the second quarter of 2008. Service charges on deposit accounts remained fairly consistent with prior year levels at $479,000. Mortgage fee income declined $33,000 to $86,000 for the quarter ended June 30, 2009 as compared to the same period in 2008, primarily as a result of changes in the mortgage industry lending and credit requirements. Other non deposit fees and income increased $68,000 to $227,000 for the quarter ended June 30, 2009 as compared to the same period in 2008.

Non-Interest Expenses. Non-interest expenses increased by $136,000 to $4.4 million for the quarter ended June 30, 2009, from $4.3 million for the same period in 2008. The following are highlights of the significant changes in non-interest expenses from the second quarter of 2008 to the second quarter of 2009:

•	Personnel expenses decreased to $2.2 million for the quarter ended June 30, 2009 as compared to $2.3 million for the same quarter in 2008.

•

A special industry wide FDIC assessment was expensed in the second quarter of 2009. As a result, FDIC insurance expense was $507,000 for the quarter ended June 30, 2009 compared to $129,000 for the same quarter in 2008.

•	The net losses on sales and write downs on OREO decreased $95,000 to $44,000 in the second quarter of 2009 compared to the same period in 2008.

•	The Bank’s investment of $51,000 in Silverton Financial Services, Inc. stock was written off in 2009.

•

Other non-interest expenses decreased $53,000 to $661,000 for the quarter ended June 30,2009 from $714,000 for the same period in 2008, primarily as a result of general cost containment throughout the Company during this period of economic downturn.

Provision for Income Taxes. The Company’s effective tax rate was a (49.4%) benefit and 33.9% expense for the quarters ended June 30, 2009 and 2008, respectively. The effective tax rate in the second quarter of 2009 was impacted by the net loss during the period and a $42,000 tax benefit adjustment for prior periods.

Comparison of Results of Operations for the

Six months ended June 30, 2009 and 2008

General. During the six months ended June 30, 2009, the Company had net income of approximately $155,000 as compared with net income of approximately $314,000 for the same period in 2008. Net income per share for the first six months of 2009 was $.02 per share, basic and diluted, compared with $.05 per share, basic and diluted, for the same period in 2008. The first six months of 2009 results were impacted by a higher provision for loan losses of $2.1 million compared to $1.2 million for the same period in 2008. The Company also experienced a decrease in net interest margin of 3 basis points to 3.21% for the six months ending June 30, 2009 as compared to the same period in 2008, as a result of the continuation of low interest rates maintained the Federal Reserve policy in addressing the ongoing decline in economic conditions and concerns over the financial strength of the banking industry. Also in the first two quarters of 2009, there was $239,000 in write downs and losses on OREO as compared to $139,000 for the same period 2008. For the six months ending on June 30, 2008, there was a $357,000 loss on the repurchase of participation loans. In addition, during the second quarter of 2009, there was a special industry wide FDIC assessment of which $286,000 was the Company’s assessment.

Net Interest Income. Net interest income increased by $260,000 to $9.1 million for the first two quarters of 2009. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets, partially offset by growth in those assets. Average total interest-earning assets were $574.0 million in the first six months of 2009 compared with $552.7 million during the same period in 2008 and the yield on those assets decreased 96 basis points from 6.64% to 5.68%. Total interest income reversed on loans transferred to non-accrual status for the six months ended June 30. 2009 and 2008 was $244,000 and $382,000, respectively, or 9 and 14 basis points on average interest-earning assets for the period mentioned.

The Company’s average interest-bearing liabilities grew by $26.4 million to $494.1 million for the six month period ended June 30, 2009 from $467.7 million for the same period one year earlier and the cost of those funds decreased from 4.03% to 2.89% or 114 basis points. During the first six months of 2009, the Company’s net interest margin was 3.21% and net interest spread was 2.79%. For the six month period ended June 30, 2008, net interest margin was 3.21% and net interest spread was 2.62%.

Provision for Loan Losses. The Company recorded a $2.1 million provision for loan losses in the first six months of 2009, representing an increase of $853,000 from the $1.2 million provision made in the same period of 2008. In the first two quarters of 2009, the Company had a lower level of net charge-offs, $2.4 million as compared to the same period in 2008, when $3.1 million was charged-off. As mentioned previously, most of the loans that were charged off in the first two quarters of 2009 were impaired loans with reserves provided for at December 31, 2008. Part of the increase in the provision for loan losses in 2009 was due to additional reserves provided during the first quarter of 2009 for homogenous pools of loans or FAS 5 reserves that management felt were prudent in light of prevailing economic conditions.

Non-Interest Income. Non-interest income for the six months ended June 30, 2009 was $1.6 million, substantially the same compared to the first six months of 2008. Service charges on deposit accounts remained fairly consistent with prior year levels at $914,000. Mortgage fee income declined $57,000 to $233,000 for the two quarters ended June 30, 2009 as compared to the same period in 2008, primarily as a result of changes in the mortgage industry lending and credit requirements, and slowdowns in processing time of mortgage applications as a result of unprecedented record mortgage refinancing activity. Other non deposit fees and income increased $106,000 to $490,000 for the two quarters ended June 30, 2009 as compared to the same period in 2008.

Non-Interest Expenses. Non-interest expenses decreased by $239,000 to $8.5 million for the two quarters ended June 30, 2009, from $8.7 million for the same period in 2008. The following are highlights of the significant changes in non-interest expenses from the first six months of 2009 compared to the first six months 2008:

•	Personnel expenses decreased to $4.3 million for the six month period ending on June 30, 2009 compared to $4.4 million for the same period in 2008.

•	Professional service expenses decreased from $587,000 in 2008 to $493,000 in 2009, due to a decrease in outsourced services and other consulting fees that were incurred in 2008.

•

Deposit insurance increased to $639,000 for the six months ended June 30, 2009 from $224,000 for the same period in 2008, primarily as a result of the special assessment of $286,000, previously mentioned.

•	Information systems expense was $702,000 or $75,000 less than in 2008.

•	A loss on the repurchase of a loan participation of $357,000 occurred in 2008. No such loss has been incurred in 2009.

•	The net losses on sales and write downs on OREO increased $100,000 to $239,000 in the first six months of 2009 compared to the same period in 2008.

•	The Bank’s investment of $51,000 in Silverton Financial Services, Inc. stock was written off in 2009.

•

Other non-interest expenses decreased $187,000 to $1.3 million for the two quarters ended June 30, 2009 from $1.5 million for the same period in 2008, primarily as a result of general cost containment throughout the Company during this period of economic downturn.

Provision for Income Taxes. The Company’s effective tax rate was 2.5% and 33.0% for the two quarters ended June 30, 2009 and 2008, respectively. The effective tax rate for the six months of 2009 was impacted by a $42,000 tax benefit adjustment for prior periods.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 19.4% of total assets at June 30, 2009.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise; the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established, as of June 30, 2009, new credit lines with other financial institutions to purchase up to $34.0 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $22.2 million of qualifying loans is pledged to the FHLB to secure borrowings. Another source of short-term borrowings is securities sold under agreements to repurchase. At June 30, 2009, total borrowings consisted of securities sold under agreements to repurchase of $23.5 million and junior subordinated debentures of $12.4 million.

Total deposits were $527.6 million at June 30, 2009. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 67.5% of total deposits at June 30, 2009. Time deposits of $100,000 or more represented 31.7% of the Company’s total deposits at June 30, 2009. At quarter end, the Company had $3.8 million in brokered time deposits through the CDAR’s program. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 10.01% at June 30, 2009.

As the following table indicates, at June 30, 2009, the Company and its bank subsidiary exceeded regulatory capital requirements.

New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement
Total risk-based capital ratio	14.22%	8.00%
Tier 1 risk-based capital ratio	12.97%	4.00%
Leverage ratio	10.30%	4.00%

New Century Bank	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	13.86%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.63%	4.00%	6.00%
Leverage ratio	10.02%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the trust preferred securities qualify as Tier 1 capital as of June 30, 2009. Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

CONTRACTUAL OBLIGATIONS

In the second quarter of 2009, the Company engaged Jack Henry & Associates Inc. to provide core processing services for deposits, loans, and general ledger for a six year period commencing in the first quarter of 2010. This decision was made to be able to have a more flexible and functional system that will permit the Company to optimize its business strategy, enhance the customer experience, improve staff productivity, and proactively capitalize on the trends that are shaping the banking industry. The ongoing and one-time software licensing fees will total approximately $229,000 over the six year term of the new contract, compared to approximately $138,000 for the existing provider covering the same period of time. The Company will also incur travel and training expenses leading up to the system conversion date and also require specific hardware purchases necessary to fully utilize the system. Management believes that these additional expenses will be offset through a lower processing fee structure negotiated with Jack Henry & Associates, Inc.

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

To date, the Bank has filed all reports required by the Memorandum of Understanding and has taken all actions required to be taken, with the exception of two credits that have not been charged off due to improved collateral positions and/or credit risk profiles; and (ii) the correction of certain violations, which the Bank is actively addressing.

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

(b) Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the second quarter of 2009. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders was held on May 19, 2009. Of 6,831,149 shares entitled to vote at the meeting, 3,977,084 shares voted. The following proposals were approved by shareholder vote at the meeting:

Proposal 1:	Election of Directors. Votes for each nominee were as follows:

Name	For	Withheld
Oscar N. Harris	3,942,326	34,758
John W. McCauley	3,946,074	31,010
Michael S. McLamb	3,948,948	28,136
Raymond L. Mulkey, Jr.	3,949,907	27,177
W. Lyndo Tippett	3,939,538	37,546

The following ten directors’ terms continued after the annual meeting:

J. Gary Ciccone	D. Ralph Huff
T. Dixon Dickens	Carlie C. McLamb
T.C. Godwin Jr.	Anthony E. Rand
Gerald W. Hayes	James H. Smith
William L. Hedgepeth II	C.L. Tart

Proposal 2:	Ratification of an amendment to Article III of the Bylaws of the Corporation providing for an increase in the maximum size of the Board of Directors to 19 members.

For	Against	Abstain
3,723,981	246,129	6,974

Proposal 3:	Election of one additional member of the Board of Directors for a term of three years, two additional members of the Board of Directors for terms of two years and one additional member of the Board of Directors for a term of one year.

Name	For	Withheld
Ann H. Thornton – one year term	3,895,554	81,530
Tracy L. Johnson – two year term	3,896,039	81,045
Sidney E. Thompson – two year term	3,894,719	82,365
Sharon L. Raynor – three year term	3,894,753	82,331

Proposal 4:	Ratification of an amendment to Article III, Section 2 of the Bylaws of the Corporation providing for an increase in the mandatory retirement age to eighty years of age for all directors.

For	Against	Abstain
3,655,750	318,944	2,390

Proposal 5:	Ratification of the appointment of Dixon Hughes PLLC as the Company’s independent public accountants for 2009.

For	Against	Abstain
3,948,427	15,283	13,374

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.

Date: August 14, 2009	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President and Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)