Form 10-Q
period 2009-09-30
NEW CENTURY BANCORP INC
filed 2009-11-16
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of November 12, 2009, the Registrant had outstanding 6,828,752 shares of Common Stock, $1 par value per share.

Part I. FINANCIAL INFORMATION

Item  1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008*
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$8,059	$8,124
Interest-earning deposits in other banks	24,758	13,770
Federal funds sold	7,740	9,961
Investment securities available for sale, at fair value	95,152	82,932

Loans	472,578	460,626
Allowance for loan losses	(10,317)	(8,860)

NET LOANS	462,261	451,766

Accrued interest receivable	2,667	2,519
Stock in Federal Home Loan Bank of Atlanta, at cost	1,133	1,154
Other real estate owned (OREO)	2,346	2,799
Premises and equipment	12,171	11,875
Bank owned life insurance	7,399	7,203
Goodwill	8,674	8,674
Core deposit intangible	891	1,006
Other assets	3,559	3,984

TOTAL ASSETS	$636,810	$605,767

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$63,834	$62,856
Savings	27,530	27,223
Money market and NOW	88,013	74,138
Time	353,973	340,902

TOTAL DEPOSITS	533,350	505,119

Short term debt	25,693	23,175
Long term debt	12,372	12,372
Accrued interest payable	478	584
Accrued expenses and other liabilities	1,904	1,858

TOTAL LIABILITIES	573,797	543,108

Shareholder’s Equity
Common stock, $1 par value, 10,000,000 shares authorized; 6,837,742 and 6,831,149 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	6,838	6,831
Additional paid-in capital	41,435	41,279
Retained earnings	12,896	13,110
Accumulated other comprehensive income	1,844	1,439

TOTAL SHAREHOLDERS’ EQUITY	63,013	62,659

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$636,810	$605,767

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,382	$7,633	$21,946	$23,474
Federal funds sold and interest-earning deposits in other banks	16	122	30	564
Investments	825	923	2,507	2,848

TOTAL INTEREST INCOME	8,223	8,678	24,483	26,886

INTEREST EXPENSE
Money market, NOW and savings deposits	313	403	1,016	1,187
Time deposits	2,705	3,437	8,779	11,453
Short term debt	69	50	212	241
Long term debt	83	153	295	501

TOTAL INTEREST EXPENSE	3,170	4,043	10,302	13,382

NET INTEREST INCOME	5,053	4,635	14,181	13,504

PROVISION FOR LOAN LOSSES	2,377	895	4,477	2,141

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,676	3,740	9,704	11,363

NON-INTEREST INCOME
Fees from pre-sold mortgages	49	111	282	401
Service charges on deposit accounts	547	467	1,461	1,387
Other fees and income	216	167	706	550

TOTAL NON-INTEREST INCOME	812	745	2,449	2,338

NON-INTEREST EXPENSE
Personnel	2,105	2,154	6,447	6,586
Occupancy and equipment	387	405	1,138	1,156
Deposit insurance	310	143	949	367
Professional fees	272	338	765	925
Information systems	386	402	1,088	1,179
Loss on repurchase of loan participation	—	—	—	357
Net loss on sale and write downs of OREO	2	—	241	139
Refund of SBA Premiums	—	125	—	125
Loss on impairment on non-marketable securities	—	—	51	—
Other	613	666	1,902	2,146

TOTAL NON-INTEREST EXPENSE	4,075	4,233	12,581	12,980

INCOME (LOSS) BEFORE INCOME TAXES	(587)	252	(428)	721
INCOME TAXES (BENEFIT)	(218)	93	(214)	248

NET INCOME (LOSS)	$(369)	$159	$(214)	$473

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(.05)	$.02	$(.03)	$.07

Diluted	$(.05)	$.02	$(.03)	$.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,837,292	6,826,481	6,833,494	6,808,914

Diluted	6,837,292	6,879,919	6,833,494	6,869,419

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)

Balance at December 31, 2007	6,730,874	$6,731	$40,651	$13,579	$212	$61,173

Adjustment related to the adoption of ASC 715	—	—	—	(233)	—	(233)

Net income	—	—	—	473	—	473

Other comprehensive (loss)	—	—	—	—	(417)	(417)

Exercise of stock options	96,775	97	392	—	—	489

Tax benefit from stock option exercises	—	—	27	—	—	27

Stock based compensation	—	—	141	—	—	141

Balance at September 30, 2008	6,827,649	$6,828	$41,211	$13,819	$(205)	$61,653

Balance at December 31, 2008	6,831,149	$6,831	$41,279	$13,110	$1,439	$62,659

Net loss	—	—	—	(214)	—	(214)

Other comprehensive income	—	—	—	—	405	405

Exercise of stock options	6,593	7	21	—	—	28

Tax benefit from stock option exercises	—	—	3	—	—	3

Stock based compensation	—	—	132	—	—	132

Balance at September 30, 2009	6,837,742	$6,838	$41,435	$12,896	$1,844	$63,013

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(214)	$473
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	4,477	2,141
Depreciation and amortization of premises and equipment	570	607
Amortization and accretion of investment securities	345	(51)
Amortization of deferred loan fees and costs	(129)	(128)
Amortization of core deposit intangible	115	115
Stock-based compensation	132	141
Loss on repurchase of loan participation	—	357
Loss on write down on other assets	13	6
Increase in cash surrender value of bank owned life insurance	(196)	(202)
Net loss on sale and write-downs of OREO	241	139
Loss on sale of repossessed assets	—	17
Gain on mortgage-backed securities pay-downs	(1)	(59)
Loss on impairment on non marketable securities	51	—
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(148)	580
(Increase) decrease in other assets	32	(101)
Increase (decrease) in accrued expenses and other liabilities	(60)	89

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,228	4,124

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (Purchase) of FHLB stock	21	(67)
Purchases of investment securities available for sale	(30,292)	(17,148)
Maturities of investment securities available for sale	9,106	10,360
Mortgage-backed securities pay-downs	9,282	7,433
Proceeds from sale of investment securities available for sale	—	500
Net increase in net loans outstanding	(16,040)	(4,036)
Repurchase of loan participations	—	(11,197)
Proceeds from sale of OREO	1,410	173
Proceeds from sale of premises and equipment	65	18
Purchases of premises and equipment	(858)	(504)

NET CASH USED BY INVESTING ACTIVITIES	(27,306)	(14,468)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	28,231	3,701
Increase in short term debt	2,518	929
Tax benefit from exercise of stock options	3	27
Proceeds from the exercise of stock options	28	489

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,780	5,146

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,702	(5,198)

CASH AND CASH EQUIVALENTS, BEGINNING	31,855	38,196

CASH AND CASH EQUIVALENTS, ENDING	$40,557	$32,998

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$10,407	$13,583
Income taxes paid	50	77
Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	405	(417)
Transfers from loans to OREO	1,197	634
Transfer from loans held for sale to loans	—	3,905

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - PER SHARE RESULTS

Basic net income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of stock options outstanding during the period. There were 419,806 and 134,901 anti-dilutive options as of September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average shares used for basic net income per share	6,837,292	6,826,481	6,833,494	6,808,914

Effect of dilutive stock options	—	53,438	—	60,505

Weighted average shares used for diluted net income per share	6,837,292	6,879,919	6,833,494	6,869,419

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in thousands)

Net income (loss)	$(369)	$159	$(214)	$473

Other comprehensive loss:
Unrealized gain (loss) on investment
Securities - available for sale	627	359	660	(678)
Tax effect	(238)	(139)	(255)	261

Total	389	220	405	(417)

Total comprehensive income (loss)	$20	$379	$191	$56

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Accounting Standards Codification”, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825 are effective for the Company’s interim period ending on June 30, 2009. The Company adopted ASC 825 as of June 30, 2009. As ASC 825 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of ASC 825 did not have a material impact on the consolidated financial statements.

ASC 320, “Investments – Debt and Equity Securities”, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. ASC 320 replaces the assertion of intent and ability to hold an impaired debt security until fair value recovers with assertions that the holder does not intend to sell the security prior to recovery and that it is more likely than not the holder will not be required to sell the impaired security prior to recovery. The full impairment loss is recognized in earnings if the holder is unable to make these assertions. Otherwise, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income. Both the full impairment and credit loss portion are presented on the face of the statement of operations. ASC 320 also requires additional disclosure in interim periods. ASC 320 is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 320 as of June 30, 2009. The adoption of ASC 320 did not have a material impact on the consolidated financial statements.

ASC 820, “Fair Value Measurements and Disclosures”, provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have decreased significantly. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of ASC 820 are effective for the Company’s interim period ending on June 30, 2009. The Company adopted ASC 820 as of June 30, 2009. The adoption of ASC 820 did not have a material impact on the consolidated financial statements.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

ASC 855, “Subsequent Events”, sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made. Also, ASC 855 requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued). The effective date is for interim and annual periods ending after June 15, 2009. The Company adopted ASC 855 during the second quarter of 2009, and the adoption did not have a material effect on its consolidated financial statements. For the financial statements and footnotes included in this Form 10Q, subsequent events occurring prior to November 16, 2009 have been considered.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (SFAS No. 166), which eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The Company is currently evaluating the impact on its financial statements of adopting SFAS No. 166. No codification cross reference is currently available for SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). (SFAS No. 167), which contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPE’s, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. SFAS No. 167 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly- consolidated VIE’s). The Company has not evaluated the effect of the adoption of SFAS No. 167 on its consolidated financial statements. No codification cross reference is currently available for SFAS 167.

ASC 105, “Generally Accepted Accounting Principles”, will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities and will supersede all non-SEC accounting and reporting standards. This statement is effective for financial statements issued for interim and annual financial statements ending after September 15, 2009.

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E - FAIR VALUE MEASUREMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but clarifies and standardizes some divergent practices that have emerged since prior guidance was issued. ASC 820 creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation.

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage- backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E - FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (dollars in thousands):

Investment securities available for sale September 30, 2009	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$49,468	$—	$49,468	$—
U.S. agency sponsored mortgage-backed securities	38,043	—	38,043	—
Municipal bonds	7,641	—	7,641	—

Total	$95,152	$—	$95,152	$—

Investment securities available for sale December 31, 2008	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$37,403	$—	$37,403	$—
U.S. agency sponsored mortgage-backed securities	38,863	—	38,863	—
Municipal bonds	6,666	—	6,666	—

Total	$82,932	$—	$82,932	$—

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E - FAIR VALUE MEASUREMENTS (continued)

Other Real Estate Owned

Other real estate owned are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less, at the date acquired. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, other real estate owned is classified within Level 3 of the hierarchy. At September 30, 2009 total assets classified as other real estate owned totaled $2.3 million.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of September 30, 2009 and December 31, 2008 (dollars in thousands):

Asset Category September 30, 2009	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$6,783	$—	$—	$6,783

OREO	2,346	—	—	2,346

Total	$9,129	$—	$—	$9,129

Asset Category December 31, 2008	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$846	$—	$—	$846

OREO	2,799	—	—	2,799

Total	$3,645	$—	$—	$3,645

As of September 30, 2009, the Bank identified $17.5 million in impaired loans, of which $10.6 million required a specific allowance of $3.8 million. As of December 31, 2008, the Bank identified $9.1 million in impaired loans, of which $4.2 million required a specific allowance of $3.4 million.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	September 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies
Within 1 year	$12,186	$226	$—	$12,412
After 1 year but within 5 years	36,254	803	1	37,056

U.S. agency sponsored mortgage-backed
Securities
Within 1 year	425	14	—	439
After 1 year but within 5 years	34,329	1,539	—	35,868
After 5 years but within 10 years	1,659	77		1,736

Municipal bonds
After 1 year but within 5 years	1,261	46	—	1,307
After 5 years but within 10 years	4,136	213	—	4,349
After 10 years	1,898	87	—	1,985

	$92,148	$3,005	$1	$95,152

As of September 30, 2009, accumulated other comprehensive income, net of deferred income taxes, included unrealized net gains of $3.0 million, net of deferred income taxes of $1.2 million.

No investment securities have had continuous unrealized losses for more than twelve months as of September 30, 2009. None of the unrealized losses identified as of September 30, 2009 related to marketability of the securities or the issuer’s ability to honor redemption obligations. Consequently, the securities were not deemed to be other than temporarily impaired. Securities with unrealized losses at September 30, 2009 not recognized in income were as follows:

	September 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)

Securities available for sale:

U.S. government agencies	$1,582	$1	$—	$—	$1,582	$1

Total temporarily impaired securities	$1,582	$1	$—	$—	$1,582	$1

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

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2009.

	September 30, 2009
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$40,557	$40,557
Investment securities available for sale	95,152	95,152

Loans, net	462,261	482,430
Market risk/liquidity adjustment	—	(24,122)
Net loans	462,261	458,308

Accrued interest receivable	2,667	2,667
Stock in the Federal Home Loan Bank	1,133	1,133
Non-marketable securities	900	900
Bank owned life insurance	7,399	7,399

Financial liabilities:
Deposits	$533,350	$539,860
Short term debt	25,693	25,693
Long term debt	12,372	12,372
Accrued interest payable	478	478

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

For September 30, 2009, the fair value for loans, net of allowance for loan and lease losses included an adjustment of approximately 5.0% of gross loans or $24.1 million to reflect the unfavorable liquidity conditions that existed in various financial markets.

Stock in Federal Home Loan Bank of Atlanta

The fair value for FHLB of Atlanta (“FHLB Atlanta”) stock approximates carrying value of $1.1 million at September 30, 2009. The cash dividends beginning in the fourth quarter of 2008 were discontinued as a capital preservation decision by FHLB Atlanta during continued uncertain economic conditions accompanied by volatile financial markets. On August 12, 2009, the Board of Directors of the Federal Home Loan Bank of Atlanta reinstated the dividend and approved an annualized dividend rate of 0.84% for the second quarter of 2009. Management believes that its investment in FHLB Atlanta stock was not other than temporarily impaired as of September 30, 2009, as it is considered a long-term investment, and its value is based on the ultimate recoverability of par value. However, there can be no assurances that the impact of recent or future legislation on Federal Home Loan Banks will not adversely impact the value of the Company’s investment in FHLB Atlanta stock.

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

NOTE H - SUBSEQUENT EVENTS

On October 9, 2009 the Bank closed its existing branch at Southeast Boulevard and combined its loans and deposits with the Sunset Avenue branch in Clinton, NC which was then closed and reopened into a newly constructed branch in Clinton on October 13, 2009.

According to ASC 420, “Exit or Disposal Cost Obligations”, the Company incurred certain one time items to be expensed in October 2009 relating to the closure of the two branches. Twenty four months remain on the lease for the Southeast Boulevard location. It is not anticipated that the landlord will renegotiate the lease and therefore according to ASC 420, a liability of $39,182 will be recorded in October 2009 to reflect the net present value of all future lease payments remaining over the term of this contract.

Also, $27,426 in building and lot improvements at both closed branch locations have been determined to have no future economic value to the Company and will be written off in October 2009. There were no personnel or severance costs or other contract termination costs pertaining to these closures.

The Company also opened a loan production office in Greenville, NC in October 2009. A one year lease agreement was entered into for this office space.

For the financial statements and notes included in this Form 10-Q, subsequent events occurring prior to November 16, 2009 have been considered.

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

Overview

The Company is a commercial bank holding company and has one banking subsidiary, New Century Bank (referred to as the “Bank”) and one unconsolidated subsidiary, New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of the Bank. The Company’s only business activity is the ownership of the Bank and New Century Statutory Trust I. This discussion focuses primarily on the financial condition and operating results of the Bank.

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small-to medium-sized businesses located in Harnett, Hoke, Cumberland, Johnston, Robeson, Sampson, Wayne, and Pitt counties. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking, savings accounts and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

Comparison of Financial Condition at

September 30, 2009 and December 31, 2008

During the first nine months of 2009, total assets grew by $31.0 million to $636.8 million as of September 30, 2009. Earning assets at September 30, 2009 totaled $592.0 million and consisted of $462.3 million in net loans, $95.2 million in investment securities, $32.4 million in overnight investments and interest-bearing deposits in other banks and $2.1 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the third quarter were $533.4 million and $63.0 million, respectively.

Since the end of 2008, gross loans have increased by $12.0 million to $472.6 million as of September 30, 2009. Gross loans consisted of $73.3 million in commercial and industrial loans, $184.2 million in commercial real estate loans, $20.3 million in multi-family residential loans, $14.7 million in consumer loans, $109.8 million in residential real estate, and $70.3 million in construction loans.

At September 30, 2009, the Company had nearly $4.6 million in loans that were 30-89 days past due. This represented 0.97% of gross loans outstanding on that date. This is an increase from December 31, 2008 when there were $1.2 million in loans that were 30-89 days past due, or 0.27% of gross loans outstanding. The increase in past dues is spread throughout each category of the loan portfolio and is due primarily to the continued weakening of economic conditions both locally and nationally. Non-accrual loans increased $7.4 million during the first nine months of 2009 to $16.0 million as of September 30, 2009, primarily as a result of ten loan relationships of $500,000 or more totaling $9.0 million that were reclassified from past due status to non-accrual.

The percentage of non-performing loans (non-accrual loans and loans that were 90 days or more past due but still in accruing status) to total loans increased 182 basis points from 1.88% at December 31, 2008 to 3.70% at September 30, 2009. The Company had no loans that were considered troubled debt restructured loans.

As of September 30, 2009, there were $17.5 million of loans that were considered to be impaired as a result of $16.0 million being placed in non-accrual status and another $1.5 million continuing to accrue interest but delinquent less than 90 days. $10.6 million of these impaired loans required a specific reserve of $3.8 million at September 30, 2009. At December 31, 2008, $9.1 million in loans were classified as impaired of which $4.2 million required a specific reserve of $3.4 million. The allowance for loan losses was $10.3 million at September 30, 2009 or 2.18% of gross loans outstanding. This is an increase of 26 basis points from the 1.92% of gross loans at December 31, 2008. The allowance for loan losses at September 30, 2009 represented 58.9% of impaired loans compared to 97.4% at December 31, 2008. This increase in the allowance for the first nine months of 2009 resulted from provisions for loan losses of $4.5 million, partially offset by net charge-offs of $3.0 million. Most of the loans charged-off in 2009 were classified as impaired at December 31, 2008 and had been specifically reserved for as part of the allowance for loan loss calculation. It is management’s assessment that the allowance for loan losses as of September 30, 2009 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be made that further adjustments to the allowance for loan losses may not be deemed necessary.

The total non-performing assets, (non-accrual loans and OREO), at September 30, 2009 and December 31, 2008 were $18.3 million and $11.4 million. The allowance for loan losses at September 30, 2009 represented 56.4% of non-performing assets compared to 77.7% at December 31, 2008.

The following is a roll forward of the Company’s allowance for loan losses as of September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Allowance for loan losses at beginning of period	$8,519	$6,483	$8,860	$8,314
Provision for loan losses	2,377	895	4,477	2,141
Charge-offs	(771)	(489)	(3,393)	(3,816)
Recoveries	192	251	373	501

Allowance for loan losses at end of period	$10,317	$7,140	$10,317	$7,140

Management strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. This is achieved primarily in the form of federal funds sold on an overnight basis and an investment portfolio that includes a laddered maturity schedule. At September 30, 2009, the Company held $7.7 million in federal funds sold, a decrease of $2.2 million from December 31, 2008. The Company also holds an investment of $1.1 million in the form of Federal Home Loan Bank stock. Interest-earning deposits in other banks were $24.8 million at September 30, 2009, an $11.0 million increase from December 31, 2008. The Company’s investment securities at September 30, 2009 were $95.2 million, an increase of $12.2 million from December 31, 2008. The investment portfolio as of September 30, 2009 consisted of $48.5 million in government agency debt securities, $36.4 million in mortgage-backed securities and $7.3 million in municipal securities. The unrealized gain on these securities was $3.0 million.

The Company also has an investment in bank owned life insurance of $7.4 million at September 30, 2009, which increased $196,000 from December 31, 2008 due to an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

At September 30, 2009, non-earning assets were $44.8 million, which reflects a decrease of $500,000 from the $45.3 million as of December 31, 2008. Non-earning assets as of September 30, 2009 included $8.1 million in cash and due from banks, bank premises and equipment of $12.2 million, goodwill of $8.7 million, core deposit intangible of $0.9 million, accrued interest receivable of $2.7 million, foreclosed real estate of $2.3 million, and other assets totaling $2.6 million. As indicated previously, goodwill amounted to $8.7 million at September 30, 2009.

Under the provisions of ASC 350, “Intangibles – Goodwill and Other”, the Company is required to perform an impairment test each year to determine if goodwill is impaired. Since we adopted ASC 350, the annual impairment tests have been conducted as of June 30 each year, and have not indicated impairment exists.

ASC 350 provides a two-step method to evaluate and calculate impairment which is currently employed by the Company. The first step requires estimation of the Company’s fair value. If the fair value exceeds the carrying value, no further testing is required. The step one internal process includes both the income and market approaches to value the Company. The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the Company. The significant inputs to the income approach include the long-term target tangible equity to tangible assets ratio and discount rate, which is determined utilizing the Company’s cost of capital adjusted for a company-specific risk factor. The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management. Under the market approach, a value is calculated from an analysis of comparable acquisition transactions based on earnings, book value, assets and deposit premium multiples from the sale of similar financial institutions. After completing this first step, if the carrying value exceeds the fair value, we are required to proceed to step two to determine whether an impairment charge must be recorded and, if so, the amount of such charge. Based on the results provided from the first step of the Company’s yearly analysis performed on June 30, 2009, there was no indication that further testing of goodwill was required and performing step two was not required. As a result of the yearly impairment analysis, the Company’s goodwill was determined not to be impaired as of June 30, 2009 and no impairment of goodwill was recorded. However, based on the analysis performed, an unfavorable variance of 10% or more from the Company’s forecasted income projections used in the impairment testing may indicate that impairment exists. As it was determined that no triggering events occurred during the three months ended September 30, 2009, an analysis was not performed as of September 30, 2009. If it is determined that any triggering events have arisen during the three months ended December 31, 2009, the Company will assess the need to evaluate their goodwill for impairment as of December 31, 2009.

Total deposits at September 30, 2009 were $533.4 million and consisted of $63.9 million in non-interest-bearing demand deposits, $88.0 million in money market and NOW accounts, $27.5 million in savings accounts, and $354.0 million in time deposits. Total deposits grew by $28.3 million from $505.1 million as of December 31, 2008. Brokered deposits totaled $753,000 or 0.14% of quarter-end deposits.

As of September 30, 2009, the Company had $25.7 million in short-term debt and $12.4 million in long-term debt. Short-term debt consisted of repurchase agreements with local customers. Long-term debt consisted of $12.4 million of junior subordinated debentures that were issued in September 2004. The proceeds of the junior subordinated debentures have provided capital for the expansion of the Bank.

Total shareholders’ equity at September 30, 2009 was $63.0 million, an increase of $354,000 from $62.7 million as of December 31, 2008. Other comprehensive income relating to available for sale securities increased $405,000 to $1.8 million for the quarter ended September 30, 2009. There was $31,000 in stock options exercised for the nine months ending September 30, 2009. Other changes in shareholders’ equity included $132,000 in stock-based compensation, and a net loss of $214,000 for the nine months ending September 30, 2009.

Comparison of Results of Operations for the

Three months ended September 30, 2009 and 2008

General. During the third quarter of 2009, the Company had a net loss of $369,000 as compared with net income of $159,000 for the same quarter in 2008. Net loss per share for the quarter was $(.05) per share, basic and diluted, compared with a net income per share of $.02 per share, basic and diluted, for the third quarter of 2008. Third quarter 2009 results were impacted by a higher provision for loan losses of $2.4 million, compared to $895,000 for the same period in 2008. The Company did experience an increase in net interest margin of 18 basis points to 3.52% for the period ending September 30, 2009 as compared to the same period in 2008.

Net Interest Income. Net interest income increased by $418,000 to $5.1 million for the third quarter of 2009. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets, partially offset by growth in those assets. Average total interest-earning assets were $570.1 million in the third quarter of 2009 compared with $551.4 million during the same period in 2008 and the yield on those assets decreased 52 basis points from 6.24% to 5.72%. Total interest income reversed on loans transferred to non-accrual status for the three months ended September 30, 2009 and 2008 was $43,000 and $125,000, respectively, or 3 and 9 basis points on average interest-earning assets for the respective periods mentioned.

The Company’s average interest-bearing liabilities grew by $40.3 million to $501.8 million for the quarter ended September 30, 2009 from $461.5 million for the same period one year earlier and the cost of those funds decreased from 3.48% to 2.51% or 97 basis points. During the third quarter of 2009, the Company’s net interest margin was 3.52% and net interest spread was 3.22%. For the quarter ended September 30, 2008, net interest margin was 3.34% and net interest spread was 2.77%

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $2.4 million provision for loan losses in the third quarter of 2009, representing an increase of $1.5 million from the $895,000 provision made in the same period of 2008, primarily as a result of one large loan relationship totaling $3.0 million being reclassified from past due status to non-accrual. In the third quarter of 2009, the Company had a higher level of net charge-offs, $579,000 compared to the same period in 2008, when $238,000 was charged-off. Part of the provision for loan losses in 2009 was due to additional reserves for homogenous pools of loans that management felt were prudent in light of prevailing economic conditions.

Non-Interest Income. Non-interest income for the quarter ended September 30, 2009 was $812,000, an increase of $67,000 from the third quarter of 2008. Service charges on deposit accounts increased to $547,000 for the quarter ended September 30, 2009, an increase of $80,000 from the $467,000 for the same period in 2008. This is primarily the result of an increase of $30,000 in “NSF” (not sufficient funds) and return check charges and a $35,000 increase in account analysis charges over the same period in 2008. Mortgage fee income declined $62,000 to $49,000 for the quarter ended September 30, 2009 as compared to the same period in 2008, primarily as a result of changes in the mortgage industry lending and credit requirements. Other non-deposit fees and income increased $49,000 to $216,000 for the quarter ended September 30, 2009 as compared to the same period in 2008.

Non-Interest Expenses. Non-interest expenses decreased by $158,000 to $4.1 million for the quarter ended September 30, 2009, from $4.2 million for the same period in 2008. The following are highlights of the significant changes in non-interest expenses from the second quarter of 2008 to the third quarter of 2009:

•	Personnel expenses decreased to $2.1 million for the quarter ended September 30, 2009 as compared to $2.2 million for the same quarter in 2008.

•	FDIC insurance expense was $310,000 for the quarter ended September 30, 2009 compared to $143,000 for the same quarter in 2008.

•	There were no refunds of SBA premiums for the quarter ended September 30, 2009 compared to $125,000 for the same quarter in 2008.

•

Professional fees were $66,000 less or $272,000 for the quarter ended September 30, 2009 compared to $338,000 for the quarter ended September 30, 2008, primarily as a result of a reduction of $36,000 legal fees pertaining to lending and a reduction of $34,000 in expenses pertaining to the merger of New Century Bank and New Century South in 2008.

•

Other non-interest expenses decreased $53,000 to $613,000 for the quarter ended September 30, 2009 from $666,000 for the same period in 2008, primarily as a result of general cost containment throughout the Company during this period of economic downturn.

Provision for Income Taxes. The Company’s effective tax rate was a (37.1%) benefit and 36.9% expense for the quarters ended September 30, 2009 and 2008, respectively. The effective tax rate in the third quarter of 2009 was impacted by the net loss during the period.

Comparison of Results of Operations for the

Nine months ended September 30, 2009 and 2008

General. During the nine months ended September 30, 2009, the Company had a net loss of approximately $214,000 as compared with net income of approximately $473,000 for the same period in 2008. Net loss per share for the first nine months of 2009 was $.03 per share, basic and diluted, compared with net income of $.07 per share, basic and diluted, for the same period in 2008. The first nine months of 2009 results were impacted by a higher provision for loan losses of $4.5 million compared to $2.1 million for the same period in 2008. The Company experienced an increase in net interest margin of 5 basis points to 3.31% for the nine months ending September 30, 2009 as compared to the same period in 2008, as a result of the cost of interest bearing liabilities repricing faster than the yield on interest earning assets. Also in the first three quarters of 2009, there was $241,000 in write downs and losses on OREO as compared to $139,000 for the same period 2008. For the nine months ending on September 30, 2008, there was a $357,000 loss on the repurchase of participation loans. In addition, during the second quarter of 2009, there was a special industry wide FDIC deposit insurance assessment of which the Company’s share was an assessment of $286,000.

Net Interest Income. Net interest income increased by $680,000 to $14.2 million for the first three quarters of 2009. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets, partially offset by growth in those assets. Average total interest-earning assets were $572.7 million in the first nine months of 2009 compared with $552.2 million during the same period in 2008 and the yield on those assets decreased 77 basis points from 6.49% to 5.72%. Total interest income reversed on loans transferred to non-accrual status for the nine months ended September 30, 2009 and 2008 was 292,000 and $507,000, respectively, or 6 and 12 basis points on average interest-earning assets for the period mentioned.

The Company’s average interest-bearing liabilities grew by $31.0 million to $496.7 million for the nine month period ended September 30, 2009 from $465.7 million for the same period one year earlier and the cost of those funds decreased from 3.83% to 2.77% or 106 basis points. During the first nine months of 2009, the Company’s net interest margin was 3.31% and net interest spread was 2.94%. For the nine month period ended September 30, 2008, net interest margin was 3.26% and net interest spread was 2.66%.

Provision for Loan Losses. The Company recorded a $4.5 million provision for loan losses in the first nine months of 2009, representing an increase of $2.4 million from the $2.1 million provision made in the same period of 2008. In the first three quarters of 2009, the Company had a lower level of net charge-offs, $3.0 million as compared to the same period in 2008, when $3.3 million was charged-off. As mentioned previously, most of the loans that were charged off in the first three quarters of 2009 were impaired loans with reserves provided for at December 31, 2008. Part of the increase in the provision for loan losses in 2009 was due to additional reserves provided throughout 2009 for homogenous pools of loans that management felt were prudent in light of prevailing economic conditions.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2009 was $2.4 million, as compared to $2.3 million the first nine months of 2008. Service charges on deposit accounts increased to $1.5 million for the quarter ending September 30, 2009 as compared to $1.4 million for the same period in 2008. Mortgage fee income declined $119,000 to $282,000 for the three quarters ended September 30, 2009 as compared to the same period in 2008, primarily as a result of changes in the mortgage industry lending and credit requirements, and slowdowns in processing time of mortgage applications as a result of unprecedented record mortgage refinancing activity. Other non deposit fees and income increased $156,000 to $706,000 for the three quarters ended September 30, 2009 as compared to the same period in 2008.

Non-Interest Expenses. Non-interest expenses decreased by $399,000 to $12.6 million for the three quarters ended September 30, 2009, from $13.0 million for the same period in 2008. The following are highlights of the significant changes in non-interest expenses from the first nine months of 2009 compared to the first nine months of 2008:

•	Personnel expenses decreased to $6.4 million for the nine month period ending on September 30, 2009 compared to $6.6 million for the same period in 2008.

•	Professional service expenses decreased from $925,000 in 2008 to $765,000 in 2009, due to a decrease in outsourced services and other consulting fees that were incurred in 2008.

•

Deposit insurance increased to $949,000 for the nine months ended September 30, 2009 from $367,000 for the same period in 2008, primarily as a result of the special assessment of $286,000, previously mentioned.

•	Information systems expense was $1.1 million or $91,000 less than in 2008.

•	A loss on the repurchase of a loan participation of $357,000 occurred in 2008. No such loss has been incurred in 2009.

•	The net losses on sales and write downs on OREO increased $102,000 to $241,000 in the first nine months of 2009 compared to the same period in 2008.

•	The Bank’s investment of $51,000 in Silverton Financial Services, Inc. stock was written off in 2009.

•

Other non-interest expenses decreased $244,000 to $1.9 million for the three quarters ended September 30, 2009 from $2.1 million for the same period in 2008, primarily as a result of general cost containment throughout the Company during this period of economic downturn.

Provision for Income Taxes. The Company’s effective tax rate was (50.0) % and 34.4% for the three quarters ended September 30, 2009 and 2008, respectively. The effective tax rate for the nine months of 2009 was impacted by a $42,000 tax benefit adjustment for prior periods and the net loss experienced during this period.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 21.3% of total assets at September 30, 2009.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established, as of September 30, 2009, new credit lines with other financial institutions to purchase up to $44.0 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $23.6 million of qualifying loans is pledged to the FHLB to secure borrowings. Another source of short-term borrowings is securities sold under agreements to repurchase. At September 30, 2009, total borrowings consisted of securities sold under agreements to repurchase of $25.7 million and junior subordinated debentures of $12.4 million. In addition, the Company has $3.0 million of securities pledged to the Federal Reserve to be able to access the discount window.

Total deposits were $533.4 million at September 30, 2009. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 66.4% of total deposits at September 30, 2009. Time deposits of $100,000 or more represented 31.4% of the Company’s total deposits at September 30, 2009. At quarter end, the Company had $753,000 in brokered time deposits through the CDAR’s program. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs. However, the Bank Holding Company’s primary source of funds is dividends from its sole subsidiary, the Bank, and is dependent on these dividends as a cash flow requirement to service debt obligations.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 9.90% at September 30, 2009.

As the following table indicates, at September 30, 2009, the Company and its bank subsidiary exceeded regulatory capital requirements.

New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement
Total risk-based capital ratio	14.08%	8.00%
Tier 1 risk-based capital ratio	12.82%	4.00%
Leverage ratio	10.18%	4.00%

New Century Bank	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	13.74%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.48%	4.00%	6.00%
Leverage ratio	9.90%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the trust preferred securities qualify as Tier 1 capital as of September 30, 2009. Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

REGULATORY MATTERS

Effective December 27, 2007, the Board of Directors of the Bank entered into a Memorandum of Understanding with the FDIC and the North Carolina Commissioner of Banks. The Memorandum of Understanding represents an agreement between the Board of Directors of the Bank, the Regional Director of the FDIC’s Atlanta Regional Office and the North Carolina Commissioner of Banks and requires that the Bank’s management take certain actions to improve the Bank’s lending function. Specifically, the Memorandum of Understanding required the Bank to address problem loans by charging off certain classified assets within 30 days and also required that the Bank accomplish the following within a 90 day time frame: formulate a proposal for the reduction or improvement of any classified lines of credit: conduct a reevaluation of the performance and abilities of the bank’s loan officers and credit administration staff; improve loan documentation, policies and procedures; and correct known violations of rules, regulations and policies. The Memorandum of Understanding also required management to file various reports with the FDIC and the North Carolina Commissioner of Banks within 90 days, including a budget, earnings forecast and capital plan, with quarterly progress reports thereafter.

To date, the Bank has filed all reports required by the Memorandum of Understanding and has taken all actions required to be taken, with the exception of (i) two credits that have not been charged off due to improved collateral positions and/or credit risk profiles; and (ii) the correction of certain violations, which the Bank is actively addressing.

Specific additional actions taken have included the hiring of a new Chief Credit Officer with substantial experience, who started in 2008; evaluation and reorganization of lending and credit administration personnel; assessment and revision of lending and credit administration policies and procedures; and more effective processes for identification and valuation of problem credits. This included centralization of loan documentation preparation and credit administration functions. In addition, the consolidation of the Company’s wholly owned banking subsidiaries, New Century Bank and New Century Bank South, was accomplished pursuant to a merger on March 28, 2008.

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

(b) Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the third quarter of 2009. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NEW CENTURY BANCORP, INC.

Date: November 16, 2009	By:	/S/ WILLIAM L. HEDGEPETH II
William L. Hedgepeth II
President and Chief Executive Officer

Date: November 16, 2009	By:	/S/ LISA F. CAMPBELL
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