Form 10-K
period 2009-12-31
NEW CENTURY BANCORP INC
filed 2010-03-29
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $41,700,509 Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date. 6,838,434 shares outstanding as of March 18, 2010.

Documents Incorporated by Reference.

Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders as filed pursuant to Section 14 of the Securities Exchange Act of 1934, incorporated into Part III of this Form 10-K

FORM 10-K CROSS-REFERENCE INDEX

PART I	FORM 10-K	PROXY STATEMENT	ANNUAL REPORT
Item 1 – Business	X
Item 1A – Risk Factors	X
Item 1B – Unresolved Staff Comments	X
Item 2 – Properties	X
Item 3 – Legal Proceedings	X
Item 4 – (RESERVED)	X

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	X
Item 6 – Selected Financial Data	X
Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation	X
Item 7A – Quantitative and Qualitative Disclosures About Market Risk	X
Item 8 – Financial Statements and Supplementary Data	X
Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	X
Item 9A(T) – Controls and Procedures	X
Item 9B – Other Information	X

PART III

Item 10 – Directors, Executive Officers and Corporate Governance	X	X
Item 11 – Executive Compensation		X
Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	X	X
Item 13 – Certain Relationships and Related Transactions, and Director Independence		X
Item 14 – Principal Accountant Fees and Services		X

PART IV

Item 15 – Exhibits and Financial Statement Schedules	X

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

The Board of Directors of New Century Bancorp as well as the boards of directors of New Century Bank and New Century Bank South, voted to merge the two banks in early 2008. The merger was completed on March 28, 2008. The merged bank is called New Century Bank and the headquarters and operations center of the merged bank are in Dunn, North Carolina. A 19-member holding company board also serves as the board of directors of the Bank and includes current directors from both banks.

The combined Bank operates for the primary purpose of serving the banking needs of individuals and small to medium-sized businesses in its market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer, mortgage and personal loans, and other associated financial services.

Primary Market Area

The Registrant’s market area consists of southeastern North Carolina. The Registrant’s market area has a population of over 1.1 million with an average household income of over $40,600.

The June 2009 total deposits in the Registrant’s market area exceeded $8.0 billion. The leading economic components of Harnett and Johnston Counties are services, manufacturing, and retail trade. In contrast, Cumberland County’s leading sector is federal government and military, followed by services and retail trade. In Sampson County, leading sectors include manufacturing, services, and state and local government. Wayne County’s leading sectors are federal government and military services, retail trade and agriculture. The largest employers in the Registrant’s market area include Goodyear Tire Company, Cape Fear Valley Medical Center, Smithfield Foods Inc. and the United States Military.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. As of June 30, 2009, data provided by the FDIC Deposit Market Share Report indicated that, within the Registrant’s market area, there were 231 offices of 23 other commercial and savings institutions (30 in Harnett County, 43 in Pitt County, 4 in Hoke County, 69 in Cumberland County, 33 in Robeson County, 17 in Sampson County, and 35 in Wayne County).

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

Employees

As of December 31, 2009, the Registrant employed 133 full time equivalent employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes relations with its employees to be good.

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

Deposit Insurance. Insurance of Deposit Accounts. The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund of the FDIC. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 temporarily raised the standard minimum deposit insurance amount (the “SMDIA”) from $100,000 to $250,000 per depositor until December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the SMDIA to $250,000 per depositor through December 31, 2013. On January 1, 2014, the SMDIA will return to $100,000 per depositor for all account categories except IRAs and certain other retirement accounts, which will remain at $250,000 per depositor, unless a new law is enacted before then to extend the increased deposit insurance limits. The FDIC has amended its risk-based assessment system to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains well-capitalized banks with only a few minor weaknesses. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. During the year ended December 31, 2009, the Bank was assigned to Risk Category I.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. Assessment rates are determined by the FDIC and currently range from 5 to 7 basis points annually of assessable deposits for the healthiest institutions (Risk Category I) to 43 basis points for the riskiest (Risk Category IV). The FDIC may adjust assessment rates from one quarter to the next, except that no single adjustment can exceed 3 basis points. The Bank’s quarterly Deposit Insurance Fund assessments during the year ended December 31, 2009 ranged from 2.052 to 3.830 basis points of assessable deposits.

The Reform Act also provided for a one-time credit for eligible insured institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, one-time credits are used to offset quarterly assessments until exhausted. The Bank did qualify for this credit by virtue of its merger with Progressive State Bank. The Reform Act also provided that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt named the Debt Guarantee Program, and a temporary unlimited guarantee of funds in non-interest-bearing transaction accounts at FDIC insured institutions named the Transaction Account Guarantee Program (“TAG”). All newly-issued senior unsecured debt will be charged an annual assessment of up to 100 basis points (depending on term) multiplied by the amount of debt issued and calculated through the date of that debt or June 30, 2012, whichever is earlier. The Bank elected to opt out of the Debt Guarantee Program. The Bank elected to participate in the TAG Program and as a result, does not anticipate a material increase in its deposit insurance premiums. On August 26, 2009, the FDIC adopted a final rule extending the TAG portion of the TLGP for six months through June 30, 2010. As a Risk Category I bank, for amounts exceeding the existing $250,000 deposit insurance limit in non-interest-bearing transaction accounts the Bank will be assessed an annualized fee of .027 basis points and collected quarterly through June 30, 2010.

On November 12, 2009, the FDIC voted to require all FDIC insured depository institutions to prepay risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments are designed to provide the FDIC with additional liquid assets for the Deposit Insurance Fund, which have been used to protect depositors of failed institutions and have been exchanged for less liquid claims against the assets of failed institutions. The FDIC projected that if no action is taken, its liquidity needs to resolve failures could exceed its liquid assets beginning in the first quarter of 2010. The prepaid assessment for all insured institutions was collected on December 30, 2009. For the fourth quarter of 2009 and all of 2010, the prepaid assessment was based on an institution’s total base assessment rate in effect on September 30, 2009. That rate will be increased by 3 basis points for the 2011 and 2012 prepayments and a quarterly five percent deposit growth rate is also built into the calculation.

On December 30, 2009, the Bank paid a $3.1 million prepaid assessment and it will be accounted for as a prepaid expense with a zero risk-weighting for risk-based regulatory capital purposes. On a quarterly basis after December 31, 2009, the Bank will expense its regular quarterly assessment and record an offsetting credit to the prepaid assessment asset until the asset is exhausted. If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the Bank.

The FDIC has authority to further increase deposit insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Company and the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of its FDIC deposit insurance.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2009, the Registrant was classified as well capitalized with Tier 1 and Total Risk-Based Capital of 12.63% and 13.89%, respectively. Also, as of December 31, 2009, the Bank was classified as well capitalized with Tier 1 and Total Risk-Based Capital of 12.31% and 13.57%, respectively.

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

Office Location	Year Opened	Approximate Square Footage	Owned or Leased
New Century Bank Main Office 700 West Cumberland Street Dunn, NC 28334	2001	12,600	Owned

Clinton Office 111 Northeast Boulevard Clinton, NC 28328	2002	3,100	Owned

Goldsboro Office 431 North Spence Avenue Goldsboro, NC 27534	2005	6,300	Owned

Lillington Office 818 McKinney Parkway Lillington, NC 27546	2007	4,500	Owned

Greenville Loan Production Office 323 Clifton Street, Suite #8 Greenville, NC 27858	2009	500	Leased

Fayetteville Office 2818 Raeford Road Fayetteville, NC 28303	2004	10,000	Owned

Ramsey Street Office 6390 Ramsey Street Fayetteville, NC 28311	2007	2,500	Owned

Lumberton Office 4400 Fayetteville Road Lumberton, NC 28358	2006	3,500	Owned

Pembroke Office 410 East Third Street Pembroke, NC 28372	2006	1,600	Owned

Raeford Office 720 Harris Avenue Raeford, NC 28376	2006	2,900	Owned

Operations Center 107 East Broad Street Dunn, NC 28334	2005	9,000	Leased

Operations Center Annex 106 East Broad Street Dunn, NC 28334	2008	3,700	Leased

ITEM 3 – LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant, or any of its subsidiaries, is a party, or of which any of their property is the subject.

ITEM 4 – (RESERVED)

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Market under the trading symbol “NCBC.” FIG Partners, LLC, Howe Barnes Hoefer & Arnett, Morgan Keegan, McKinnon & Company, Sandler O’Neill & Partners, L.P., and Scott & Stringfellow provide bid and ask quotes for our common stock. At December 31, 2009, there were 6,837,952 shares of common stock outstanding, which were held by 1,429 shareholders of record.

	Sales Prices
	High	Low
2009
First Quarter	$6.25	$4.00
Second Quarter	7.67	4.31
Third Quarter	7.00	5.50
Fourth Quarter	6.24	3.81

2008
First Quarter	$9.45	$7.30
Second Quarter	8.10	6.51
Third Quarter	10.21	5.31
Fourth Quarter	7.15	4.90

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the year ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$33,030	$35,237	$41,599	$35,812	$24,679
Total interest expense	13,122	17,372	20,653	16,167	10,089

Net interest income	19,908	17,865	20,946	19,645	14,590
Provision for loan losses	5,472	4,283	5,974	2,779	2,172

Net interest income after provision for loan losses	14,436	13,582	14,972	16,866	12,418
Total non-interest income	3,098	3,124	3,977	3,278	2,496
Impairment of goodwill	8,674	—	—	—	—
Total non-interest expense	17,375	17,138	16,337	13,816	9,129

Income (loss) before income taxes	(8,515)	(432)	2,612	6,328	5,785
Provision for income taxes (benefit)	(73)	(239)	953	2,358	2,164

Net income (loss)	$(8,442)	$(193)	$1,659	$3,970	$3,621

Per Share Data: (1)
Earnings (loss) per share - basic	$(1.24)	$(.03)	$.25	$.69	$.72
Earnings (loss) per share - diluted	(1.24)	(.03)	.24	.65	.66
Market Price
High	7.67	10.21	16.33	20.83	23.75
Low	3.81	4.90	8.25	15.75	10.56
Close	4.75	5.00	8.25	16.99	20.63
Book value	7.96	9.17	9.09	8.84	6.48
Tangible book value	7.83	7.76	7.63	7.30	6.48
Selected Year-End Balance Sheet Data:
Loans, gross of allowance	$481,176	$460,626	$442,875	$427,948	$321,670
Allowance for loan losses	10,359	8,860	8,314	7,496	5,298
Other interest-earning assets	107,360	99,908	100,292	87,811	96,059
Goodwill and core deposit intangible	853	9,680	9,834	9,988	—
Total assets	630,419	605,767	591,025	552,965	436,367
Deposits	540,262	505,119	498,122	464,117	367,003
Borrowings	32,936	35,547	29,339	28,813	34,115
Shareholders’ equity	54,409	62,659	61,173	57,439	32,974
Selected Average Balances:
Total assets	$630,521	$599,913	$583,809	$491,849	$381,494
Loans, gross of allowance	471,059	451,558	449,799	369,110	301,510
Total interest-earning assets	578,372	554,798	539,526	458,974	362,669
Goodwill and core deposit intangible	9,578	9,756	9,910	4,087	—
Deposits	527,844	504,188	493,989	412,077	317,648
Total interest-bearing liabilities	498,831	468,044	450,466	381,514	303,889
Shareholders’ equity	63,584	62,107	59,888	45,614	31,583
Selected Performance Ratios:
Return on average assets	(1.34)%	(.03)%	.28%	.81%	.95%
Return on average equity	(13.28)%	(.31)%	2.77%	8.70%	11.47%
Net interest margin (5)	3.49%	3.27%	3.93%	4.33%	4.06%
Net interest spread (5)	3.12%	2.69%	3.18%	3.62%	3.52%
Efficiency ratio (2)	75.52%	81.00%	65.40%	60.27%	53.43%
Asset Quality Ratios:
Nonperforming loans to period-end loans (3)	3.34%	1.85%	1.13%	.75%	.26%
Allowance for loan losses to period-end loans (4)	2.15%	1.92%	1.88%	1.75%	1.65%
Net loan charge-offs to average loans	0.84%	0.82%	1.15%	.27%	.16%

	At or for the year ended December 31,
	2009	2008	2007	2006	2005
		(Dollars in thousands, except per share data)
Capital Ratios:
Total risk-based capital	13.89%	14.43%	14.77%	14.63%	14.54%
Tier 1 risk-based capital	12.63%	13.18%	13.51%	13.38%	12.93%
Leverage ratio	10.02%	10.66%	10.77%	10.95%	10.56%
Tangible equity to assets	8.49%	8.75%	8.69%	8.58%	7.56%
Equity to assets ratio	8.63%	10.34%	10.35%	10.39%	7.56%
Other Data:
Number of banking offices	9	10	10	11	5
Number of full time equivalent employees	133	132	144	156	92

(1)	Adjusted for all years presented to reflect the effects of a 20% stock dividend in December 2006 and a 50% stock dividend in July 2005.
(2)	Efficiency ratio is calculated as non-interest expenses divided by the sum of net interest income and non-interest income, excluding goodwill impairment.
(3)	Nonperforming loans consist of non-accrual loans and restructured loans.
(4)	Allowance for loan losses to period-end loans ratio excludes loans held for sale
(5)	Fully taxable equivalent basis

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

YEARS ENDED DECEMBER 31, 2009 AND 2008

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars are in thousands, except share and per share data)
2009
Interest Income	$8,283	$8,045	$8,266	$8,438
Interest Expense	3,673	3,459	3,170	2,821

Net Interest Income	4,610	4,586	5,096	5,617
Provision for loan losses	685	1,414	2,377	995

Net interest income after provision for loan losses	3,925	3,172	2,719	4,622
Non interest income	814	756	769	761
Impairment of goodwill	—	—	—	8,674
Non interest expense	4,080	4,428	4,075	4,796

Income (loss) before taxes	659	(500)	(587)	(8,087)
Income taxes (benefit)	251	(247)	(218)	141

Net income (loss)	$408	$(253)	$(369)	$(8,228)

Net income (loss) per share
Basic	$.06	$(.04)	$(.05)	$(1.20)
Diluted	.06	(.04)	(.05)	(1.20)
Average shares outstanding
Basic	6,831,149	6,831,973	6,837,292	6,837,863
Diluted	6,835,476	6,831,973	6,837,292	6,837,863
2008
Interest Income	$9,382	$8,828	$8,681	$8,348
Interest Expense	5,040	4,299	4,043	3,991

Net Interest Income	4,342	4,529	4,638	4,357
Provision for loan losses	873	374	895	2,142

Net interest income after provision for loan losses	3,469	4,155	3,743	2,215
Non interest income	487	609	617	690
Non interest expense	4,098	4,153	4,108	4,058

Income (loss) before taxes	(142)	611	252	(1,153)
Income taxes (benefit)	(52)	207	93	(487)

Net income (loss)	$(90)	$404	$159	$(666)

Net income (loss) per share
Basic	$(.01)	$.06	$.02	$(.10)
Diluted	(.01)	.06	.02	(.10)
Average shares outstanding
Basic	6,764,291	6,816,966	6,826,481	6,829,731
Diluted	6,764,291	6,860,016	6,879,919	6,829,731

The quarterly financial data may not aggregate to annual amounts due to rounding.

FINANCIAL CONDITION

DECEMBER 31, 2009 AND 2008

Overview

Total assets at December 31, 2009 were $630.4 million, which represents an increase of $24.7 million or 4.1% from December 31, 2008. Earning assets at December 31, 2009 totaled $588.5 million and consisted of $470.8 million in net loans, $96.3 million in investment securities, $19.3 million in overnight investments and interest-bearing deposits in other banks and $2.1 million in non-marketable equity securities. Total deposits and shareholders’ equity at December 31, 2009 were $540.3 million and $54.4 million, respectively.

Investment Securities

Investment securities increased to $96.3 million from $82.9 million at December 31, 2008. The Company’s investment portfolio at December 31, 2009, which consisted of U.S. government agency securities, mortgage-backed securities and bank-qualified municipal securities, aggregated $96.3 million with a weighted average yield of 3.85%. The Company also holds an investment of $1.1 million in the form of Federal Home Loan Bank Stock with a weighted average yield of 0.31%. This dividend has been recently adjusting downward due to declining interest rates and the current trend of financial institutions to preserve capital during these uncertain economic times. The investment portfolio increased $13.3 million in 2009, the result of $38.7 million in purchases, $24.8 million of maturities and prepayments and a decrease of $0.6 million in the market value of securities held available for sale and net accretion of investment discounts. There were no sales of investment securities during 2009.

The following table summarizes the securities portfolio by major classification:

Securities Portfolio Composition

(dollars are in thousands)

	Amortized Cost	Fair Value	Tax Equivalent Yield
U. S. government agency securities:
Due within one year	$13,832	$14,028	2.98%
Due after one but within five years	39,430	39,964	2.04%

	53,262	53,992	2.27%

Mortgage-backed securities:
Due within one year	1,456	1,470	3.03%
Due after one but within five years	31,293	32,661	4.72%
Due after five but within ten years	717	753	5.82%

	33,466	34,884	4.67%

State and local governments:
Due after one but within five years	1,160	1,202	6.03%
Due after five but within ten years	4,133	4,286	5.18%
Due after ten years	1,898	1,895	6.00%

	7,191	7,383	5.54%

Total securities available for sale:
Due within one year	15,288	15,498	2.98%
Due after one but within five years	71,883	73,827	3.29%
Due after five but within ten years	4,850	5,039	5.28%
Due after ten years	1,898	1,895	6.00%

	$93,919	$96,259	3.29%

Loans Receivable

Loans receivable increased by $20.6 million, or 4.5%, to $481.2 million as of December 31, 2009. The growth was primarily due to our growth in existing markets and the repurchase of performing participation loans. The loan portfolio at December 31, 2009 was comprised of $397.0 million in real estate loans, $70.7 million in commercial and industrial loans, and $13.8 million in loans to individuals. Also included in loans outstanding is $295,000 in net deferred loan fees.

The following table describes our loan portfolio composition by category:

	At December 31,
	2009		2008		2007		2006		2005
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(dollars in thousands)
Real estate loans:
One-to-four family residential	$69,995	14.5%	$67,353	14.6%	$61,738	13.9%	$59,867	14.0%	$47,531	14.8%
Commercial	195,165	40.6%	169,856	36.9%	132,649	30.0%	113,790	26.6%	94,051	29.2%
Multi-family residential	22,580	4.7%	18,744	4.1%	13,379	3.0%	13,399	3.1%	15,653	4.9%
Construction	70,736	14.7%	65,807	14.3%	84,795	19.1%	79,607	18.6%	63,000	19.6%
Home equity lines of credit	38,482	8.0%	41,352	9.0%	42,016	9.5%	42,130	9.8%	14,554	4.5%

Total real estate loans	396,958	82.5%	363,112	78.9%	334,577	75.5%	308,793	72.2%	234,789	73.0%

Other loans:
Commercial and industrial	70,747	14.7%	76,936	16.7%	81,832	18.5%	88,626	20.7%	66,062	20.5%
Loans to individuals	13,766	2.9%	20,916	4.5%	26,756	6.0%	30,827	7.2%	21,104	6.6%

Total other loans	84,513	17.6%	97,852	21.2%	108,588	24.5%	119,453	27.9%	87,166	27.1%

Less:
Deferred loan origination (fees) cost, net	(295)	-0.1%	(338)	-0.1%	(290)	-0.1%	(298)	-0.1%	(285)	-0.1%

Total loans	481,176	100.0%	460,626	100.0%	442,875	100.0%	427,948	100.0%	321,670	100.0%

Allowance for loan losses	(10,359)		(8,860)		(8,314)		(7,496)		(5,298)

Total loans, net	$470,817		$451,766		$434,561		$420,452		$316,372

The following table presents as of December 31, 2009 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates that mature within one year, after one year but within five years, and after five years:

	At December 31, 2009
	Due within one year	Due after one year but within five years	Due after five years	Total
	(dollars in thousands)
Fixed rate loans:
One-to-four family residential	$13,828	$37,058	$1,595	$52,481
Commercial real estate	15,395	99,987	15,890	131,272
Multi-family residential	4,012	14,042	32	18,086
Construction	10,276	10,179	489	20,944
Home equity lines of credit	58	17	—	75
Commercial and industrial	5,693	18,408	116	24,217
Loans to individuals	3,300	6,494	205	9,999

Total at fixed rates	52,562	186,185	18,327	257,074

Variable rate loans:
One-to-four family residential	6,057	5,836	2,454	14,347
Commercial real estate	23,203	32,967	4,242	60,412
Multi-family residential	1,148	3,346	—	4,494
Construction	33,323	14,004	—	47,327
Home equity lines of credit	530	—	37,596	38,126
Commercial and industrial	30,039	5,995	3,753	39,787
Loans to individuals	1,216	1,119	1,521	3,856

Total at variable rates	95,516	63,267	49,566	208,349

Subtotal	148,078	249,452	67,893	465,423
Non-accrual loans	8,594	5,018	2,436	16,048

Gross loans	$156,672	$254,470	$70,329	481,471

Deferred loan origination (fees) costs, net				(295)

Total loans				$481,176

Past Due Loans, Nonperforming Assets, and Asset Quality

Management continues to take necessary actions to identify problem loans and maintain proper internal controls in the lending and credit administration areas. These actions include conducting ongoing loan risk rating reviews; addressing problem loans while enhancing the credit administration process; improving loan documentation, ongoing lender training, enhanced collection efforts, and ongoing updating of policies and procedures.

At December 31, 2009, the Company had nearly $2.0 million in loans that were 30 days or more past due. This represented 0.41% of gross loans outstanding on that date. This is an increase from December 31, 2008 when there was $1.5 million in loans that were past due 30 days or more, or 0.32% of gross loans outstanding. Non-accrual loans increased $7.4 million from December 31, 2008 to $16.0 million at December 31, 2009.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	As December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Non-accrual loans	$16,048	$8,630	$5,007	$2,657	$823
Restructured loans	—	—	—	562	—

Total non-performing loans	16,048	8,630	5,007	3,219	823

Foreclosed real estate	2,530	2,799	542	164	443
Repossessed assets	—	—	34	—	5

Total non-performing assets	$18,578	$11,429	$5,583	$3,383	$1,271

Accruing loans past due 90 days or more	$—	$—	$1	$1,197	$189
Allowance for loan losses	$10,359	$8,860	$8,314	$7,496	$5,298
Non-performing loans to period end loans	3.34%	1.87%	1.13%	0.75%	0.26%
Non-performing loans and accruing loans past due 90 days or more to period end loans	3.34%	1.87%	1.13%	1.03%	0.31%
Allowance for loans losses to period end loans	2.15%	1.92%	1.88%	1.75%	1.65%
Allowance for loan losses to non-performing loans	65%	103%	166%	233%	644%
Allowance for loan losses to non-performing assets	56%	78%	149%	222%	417%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	56%	78%	149%	164%	363%
Non-performing assets to total assets	2.95%	1.89%	0.94%	0.61%	0.29%
Non-performing assets and accruing loans past due 90 days or more to total assets	2.95%	1.89%	0.94%	0.83%	0.33%

In addition to the nonperforming assets summarized above, the Company had $0.5 million in loans that were considered to be impaired for reasons other than their past due status. In total, there were $16.5 million of loans that were considered to be impaired at December 31, 2009, an increase of $7.4 million from the $9.1 million at December 31, 2008. Impaired loans have been evaluated by management in accordance with ASC (“Accounting Standards Codification”) 310 and $4.2 million has been included in the allowance for loan losses as of December 31, 2009 for these loans.

Besides monitoring nonperforming loans and past due loans, Management also monitors trends in the loan portfolio that may indicate more than normal risk. A discussion of other risk factors follows. Some loans or groups of loans may contain one or more of these individual loan risk factors. Therefore, an accumulation of the amounts or percentages of the individual loan risk factors may not necessarily be an indication of the cumulative risk in the total loan portfolio.

Acquisition, Development, and Construction Loans (“ADC”)

The Company originates construction loans for the purpose of acquisition, development, and construction of both residential and commercial properties.

Included in ADC loans and residential real estate loans were loans that exceeded regulatory loan to value (“LTV”) guidelines. The Company had $10.8 million in non 1-4 residential loans that exceeded the regulatory LTV limits and $17.2 million of 1-4 residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 40.7% of total risk based capital as of December 31, 2009, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market continues to soften for both market activity and collateral valuations.

ADC Loans

As of December 31, 2009

(dollars are in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$46,296	$24,440	$70,736
Average Loan Size	$183	$298
Percentage of total loans	9.62%	5.08%	14.70%
Non-accrual loans	$1,370	$677	$2,047

The ADC portfolio consists of $46.3 million in construction loans and $24.4 million in land and land development loans. The average loan size is less than $200,000 for construction loans and $300,000 for land and land development loans. Total ADC loans represent 14.70% or $70.7 million of the total loan portfolio. $2.0 million of the ADC portfolio are in non-accrual status. This represents 2.89% of all ADC loans. Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

Other Lending Risk Factors

Interest Only Payments - Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At December 31, 2009, the Company had $157.2 million in loans that had terms requiring interest only payments. This represented 32.7% of the total loan portfolio.

Large Dollar Concentrations - Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit concentrations totaled $40.6 million or 8.5% of total loans at of December 31, 2009. The Company’s ten largest customer loan relationship concentrations totaled $78.2 million or 16.2% of total loans at of December 31, 2009. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the capital position of the Company.

Business Sector Concentrations - Loan concentrations in certain business sectors impacted by lower than normal retail sales, higher unemployment, and lower charitable contribution levels may also pose additional risk to the Company’s capital position. Federal Regulators have established a Commercial Real Estate benchmark of 40% of Risk-Based Capital for any single product line and at December 31. 2009 the Company had one product type group which exceeded this guideline; 1-4 Family Rental. The 1-4 Family Rental group represented 44% of Risk-Based Capital or $29.9 million. Office Buildings were just below the benchmark at 39% of Risk-Based Capital or $26.7 million. All other Commercial Real Estate groups were well under the 40% threshold.

Geographic Concentrations - Certain risks exist arising from geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and home equity lines of credit (“HELOC”) loans.

	ADC Loans	Percent	HELOC	Percent
Harnett County	$7,942	11.2%	$7,947	20.7%
Cumberland County	27,162	38.3%	6,303	17.1%
All other locations	35,632	50.5%	24,232	62.2%

Total	$70,736	100.0%	$38,482	100.0%

Allowance for Loan Losses

The allowance for loan losses increased 23 basis points to 2.15% of gross loans at December 31, 2009 from 1.92% at December 31, 2008. The increase resulted from increases allocable to the downgrading of loans, resulting from both internal and external loan reviews, an increase in the level of non-performing loans and the impact on the actual loss experience resulting from net charge-offs of $4.0 million in 2009. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loss experience, current delinquency levels, trends in past dues, adverse situations that may affect a borrower’s ability to repay, estimated value of underlying collateral, prevailing economic conditions and other relevant factors derived from the Company’s history of operations. During 2009, management continued to make enhancements to the Company’s process for determining the allowance for loan losses. Other steps taken include regular management meetings and past due conference calls to review and monitor problem assets, centralized loan documentation and improved processes for identification and measurement of impaired loans in accordance with ASC 310.

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

Management believes the allowance for loan losses as of December 31, 2009 is appropriate in light of the risk inherent within the Company’s loan portfolio.

The following table presents the Company’s allowance for loan losses as a percentage of loans at December 31 for the years indicated.

	At December 31,
	2009	% of Total loans	2008	% of Total loans	2007	% of Total loans	2006	% of Total loans	2005	% of Total loans
	(dollars in thousands)
One-to-four family residential	$1,854	14.55%	$1,437	14.62%	$682	13.94%	$133	13.99%	$209	14.78%
Commercial real estate	4,281	40.56%	2,761	36.88%	2,135	29.95%	2,078	26.59%	1,786	29.24%
Multi- family residential	200	4.69%	115	4.07%	64	3.02%	241	3.13%	196	4.87%
Construction	629	14.70%	1,039	14.29%	586	19.15%	1,593	18.60%	1,235	19.59%
Home equity lines of credit	1,189	8.00%	499	8.97%	319	9.49%	169	9.84%	35	4.52%
Commercial and industrial	1,699	14.70%	2,381	16.70%	4,270	18.52%	2,022	20.71%	893	20.54%
Loans to individuals	501	2.86%	563	4.54%	221	6.04%	1,254	7.20%	789	6.56%
Deferred loan originations fees, net	—	(.06)%	—	(0.07)%	—	(0.11)%	—	(0.07)%	—	(0.09)%

		100.00%		100.00%		100.00%		100.00%		100.00%
Total allocated	10,353		8,795		8,277		7,490		5,143
Unallocated	6		65		37		6		155

Total	$10,359		$8,860		$8,314		$7,496		$5,298

The following table presents information regarding changes in the allowance for loan losses for the years indicated:

	As of December 31,
	2009	2008	2007	2006	2005
		(dollars are in thousands)
Allowance for loan losses at beginning of year	$8,860	$8,314	$7,496	$5,298	$3,598
Provision for loan losses	5,472	4,283	5,974	2,779	2,172

	14,332	12,597	13,470	8,077	5,770

Loans charged off:
One-to-four family residential	(567)	(678)	(471)	(92)	(235)
Multi-family residential and commercial	—	—	(572)	(29)	(61)
Construction	(168)	(118)	(130)	—	—
Home equity lines of credit	(404)	(448)	(127)	—	—
Commercial and industrial	(2,932)	(2,836)	(3,878)	(835)	(24)
Loans to individuals	(352)	(270)	(626)	(181)	(208)

Total charge-offs	(4,423)	(4,350)	(5,804)	(1,137)	(528)

Recoveries of loans previously charged off:
One-to-four family residential	69	145	119	28	—
Multi-family residential and commercial	—	—	37	—	—
Construction	12	33	4	—	—
Home equity lines of credit	7	—	—	—	—
Commercial and industrial	325	373	325	58	38
Loans to individuals	37	62	163	66	17

Total recoveries	450	613	648	152	56

Net charge-offs	(3,973)	(3,737)	(5,156)	(985)	(472)

Allowance acquired from Progressive State Bank	—	—	—	404	—

Allowance for loan losses at end of year	$10,359	$8,860	$8,314	$7,496	$5,298

Ratios:
Net charge-offs as a percent of average loans	0.84%	0.83%	1.15%	0.27%	0.16%
Allowance for loan losses as a percent of loans at end of year	2.15%	1.92%	1.88%	1.75%	1.65%

Other Assets

At December 31, 2009 non-earning assets totaled $41.9 million, a decrease of $3.4 million from $45.3 million at December 31, 2008. Non-earning assets at December 31, 2009 consisted of: cash and due from banks of $9.6 million, premises and equipment totaling $12.2 million, foreclosed real estate totaling $2.5 million, accrued interest receivable of $2.6 million, bank owned life insurance of $7.5 million and others totaling $7.5 million which includes a $3.2 million prepayment in FDIC deposit insurance for the years 2010, 2011, and 2012. The Company’s goodwill was considered impaired and written off in 2009.

The Company has an investment in bank owned life insurance of $7.5 million, which increased $0.3 million from December 31, 2008. The change reflects an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

Deposits

Total deposits at December 31, 2009 were $540.3 million and consisted of $72.3 million in non-interest-bearing demand deposits, $93.7 million in money market and NOW accounts, $26.4 million in savings accounts, and $347.9 million in time deposits. Total deposits grew by $35.1 million from $505.1 million as of December 31, 2008. Non-interest-bearing demand deposits increased by $9.4 million from $62.9 million as of December 31, 2008. During 2009, the Company had a targeted advertising campaign featuring a special MMDA rate. This resulted in the $19.5 million increase in MMDA and NOW accounts. Savings accounts were also affected by this special and decreased by $0.8 million. Time deposits increased by $7.0 million during 2009.

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Period Ended December 31,
	2009		2008		2007		2006		2005
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(dollars in thousands)
Savings, NOW and money market deposits	$108,240	1.22%	$96,191	1.68%	$97,370	2.55%	$87,264	2.56%	$56,378	1.54%
Time deposits > $100,000	166,641	3.19%	153,619	4.38%	144,039	5.01%	107,855	4.31%	73,238	4.12%
Other time deposits	187,687	3.11%	187,247	4.30%	181,013	5.16%	154,864	4.89%	143,547	3.50%

Total interest-bearing deposits	462,568	2.70%	437,057	3.75%	422,422	4.51%	349,983	4.13%	273,163	3.26%
Noninterest-bearing deposits	65,276	—	67,131	—	71,567	—	62,094	—	44,485	—

Total deposits	$527,844	2.36%	$504,188	3.25%	$493,989	3.85%	$412,077	3.51%	$317,648	2.80%

Short Term and Long Term Debt

As of December 31 2009, the Company had $20.6 million in short-term debt, all of which were repurchase agreements, and $12.4 million in long-term debt, all of which were junior subordinated debentures issued to New Century Statutory Trust I in connection with the Company’s issuance of trust preferred securities in September 2004.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2009 was $54.4 million, a decrease of $8.2 million from $62.7 million as of December 31, 2008. Changes in shareholders’ equity included an $8.4 million net loss primarily as a result of an $8.7 million impairment write-off of goodwill, an increase of $32,000 from stock options exercised, an increase of $160,000 from stock based compensation, a $3,000 tax benefit due to the exercise of stock options and a $3,000 other comprehensive loss.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Overview

During 2009, New Century Bancorp incurred a net loss of $8.4 million compared to a net loss of $193,000 for 2008. Both basic and diluted loss per share for the year ended December 31, 2009 were $1.24, compared with basic and diluted loss per share of $0.03 for 2008. The increase in net loss is primarily due to a goodwill impairment charge of $8.7 million and an increase of $1.2 million in the provision for loan losses. These negative factors are partially offset by increase in net interest income of $2.0 million.

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

Net interest income increased by $2.0 million to $19.9 million for the year ended December 31, 2009. The Company’s total interest income benefited from growth in interest earning assets that were offset by a low interest rate environment in 2009 that began in 2008 when the Federal Reserve lowered interest rates by more than 400 basis points. Average total interest-earnings assets were $578.4 million in 2009 compared with $554.8 million in 2008. The yield on those assets decreased by 67 basis points from 6.40% in 2008 to 5.73% in 2009. Earning asset yields in both years were adversely impacted by income reversed when loans were placed into non-accrual status. These income reversals were approximately $423,000 in 2009 and $560,000 in 2008. Meanwhile, average interest-bearing liabilities increased by $30.8 million from $468.0 million for the year ended December 31, 2008 to $498.8 million for the year ended December 31, 2009. Cost of funds decreased by 108 basis points in 2009 to 2.63% from 3.71% in 2008. In 2009, the Company’s net interest margin was 3.49% and net interest spread was 3.12%. In 2008, net interest margin was 3.27% and net interest spread was 2.69%.

Provision for Loan Losses

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management in light of the risk inherent in the loan portfolio. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan losses, current delinquency and impairment levels, adverse situations that may affect a borrower’s ability to repay, estimated value of underlying collateral, prevailing economic conditions and other relevant factors.

The Company recorded a $5.5 million provision for loan losses in 2009, an increase of $1.2 million from the $4.3 million provision that was recorded in 2008. The 2009 provision for loan losses was impacted by the downgrading of loans, resulting from both internal and external loan reviews, an increase in the level of non-performing loans resulting in changes in the specific reserves provided on these loans, and net charge-offs of $4.0 million. While the Company continues to identify and resolve credit issues prior to enhancing current credit standards, the downturn in the economy has begun to impact the entire loan portfolio.

Non-Interest Income

Non-interest income for the year ended December 31, 2009 was $3.1 million, the same as for the year ended December 31, 2008. When compared to last year, the Company had an increase in deposit service fees and charges of $154,000, or 8%. Fees from pre-sold mortgages decreased to $328,000 in 2009, a decline of $186,000 or 36% as compared to 2008, primarily as a result of the Company’s third party provider, for the funding of mortgage loans, going out of business. Other non-interest income remained approximately the same at nearly $800,000 in both 2009 and 2008.

Non-Interest Expenses

Non-interest expenses increased by $8.9 million or 52% to $26.0 million for the year ended December 31, 2009, from $17.1 million for the same period in 2008, primarily from the goodwill impairment write-off of $8.7 million in 2009. Salaries and employee benefits remained constant at $8.7 million for both 2009 and 2008. Occupancy and equipment expenses increased by $34,000 to $1.6 million for the year ended December 31, 2009 from the same period in 2008. The following highlight other changes in non-interest expenses from 2008 to 2009:

•	Data processing and other outsourced service expenses remained constant at $1.5 million for both 2009 and 2008.

•	There were no refunds of SBA premiums in 2009 as compared to $125,000 for 2008.

•	The Company experienced no losses on the repurchase of loan participations in 2009 as compared to $357,000 for 2008.

•	Losses on the write down of foreclosed real estate increased to $565,000 in 2009 from $239,000 in 2008, a $326,000 or 136% increase.

•	FDIC assessments increased by approximately $800,000 or 149% in 2009 to $1.3 million as compared to the same period in 2008.

•

Other operating expense decreased from $4.1 million in 2008 to $3.7 million in 2009 due to cost containment measures employed by management which included a reduction in professional service expenses from $1.2 million in 2008 to $1.1 million in 2009, as a result of leveling of the expenses related to audit, legal, other outsourced services.

Provision for Income Taxes

The Company’s effective tax rate in 2009 was a tax benefit of 0.9%. This is the result of a net operating loss offset by non taxable income and an adverse permanent difference resulting from the goodwill impairment write-off, as compared to a 55.3% benefit resulting from the net operating loss in addition to non taxable income in 2008.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Overview

During 2008, New Century Bancorp incurred a net loss of $0.2 million compared to net income of $1.7 million for 2007, a decrease of 112%. Both, basic and diluted, loss per share, for the year ended December 31, 2008, were $0.03, as compared with basic earnings per share of $0.25 and diluted earnings per share of $0.24 for 2007. The decrease in net income is primarily due to a decrease in net interest income of $3.1 million together with a decrease in non-interest income of $853,000 for 2008 as compared to 2007 offset by a decrease in the provision for loan losses of $1.7 million.

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

Net interest income decreased by $3.1 million to $17.9 million for the year ended December 31, 2008. The Company’s total interest income benefited from continued growth in interest earning assets that was offset by a gradual declining interest rate environment. Average total interest-earnings assets were $554.8 million in 2008 compared with $539.5 million in 2007. The yield on those assets decreased by 136 basis points from 7.76% in 2007 to 6.40% for the same period in 2008. Earning asset yields were adversely impacted by income reversed when loans were placed into non-accrual status. Meanwhile, average interest-bearing liabilities increased by $17.5 million from $450.5 million for the year ended December 31, 2007 to $468.0 million for the year ended December 31, 2008. The cost of funds decreased by 87 basis points to 3.71% in 2008 from 4.58% as compared to the same period in 2007. In 2008, the Company’s net interest margin was 3.27% and net interest spread was 2.69%. In 2007, net interest margin was 3.93% and net interest spread was 3.18%.

Provision for Loan Losses

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management in light of the risk inherent in the loan portfolio. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan losses, current delinquency and impairment levels, adverse situations that may affect a borrower’s ability to repay, estimated value of underlying collateral, prevailing economic conditions and other relevant factors.

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

Non-Interest Income

Non-interest income for the year ended December 31, 2008 was $3.1 million, a decrease of $0.9 million over the year ended December 31, 2007. When compared to last year, the Company had an increase in deposit service fees and charges of $47,000, or 3%. Fees from pre-sold mortgages decreased to $514,000 in 2008, a decline of $253,000 or 33% as compared to 2007. Also, the Company realized no gains from the sale of loans held for sale in 2008, as compared to $460,000 in such gains in 2007.

Non-Interest Expenses

Non-interest expenses increased by $0.8 million or 5% to $17.1 million for the year ended December 31, 2008, from $16.3 million for the same period in 2007. Salaries and employee benefits decreased to $8.7 million in 2008 from $9.0 million in 2007. Occupancy and equipment expenses increased by $100,000 to $1.5 million for the year ended December 31, 2008. The following highlight other changes in non-interest expenses from 2007 to 2008:

•	Data processing and other outsourced service expenses increased from $1.4 million in 2007 to $1.5 million in 2008 due to growth in the Company.

•	FDIC assessments increased to $525,000 in 2008 from $250,000 in 2007, a change of $275,000 or 110%.

•	In addition for 2008, the Company experienced a $357,000 loss on the repurchase of a loan participation which did not occur in 2007.

•	In 2008, $239,000 in losses was recognized on the write down of OREO as compared to $108,000 for the same period in 2007.

•	Also in 2008, $125,000 in refunds of SBA premiums was expensed. No refunds of SBA premiums occurred in 2007.

•	Other operating expense remained constant at $4.1 million for both 2008 and 2007.

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

	For the Years Ended December 31,
	2009			2008			2007
	(dollars are in thousands)
	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
INTEREST-EARNING ASSETS:
Loans, net of allowance	$462,247	$29,709	6.39%	$444,094	$30,900	6.96%	$442,171	$36,835	8.33%
Investment securities	91,709	3,533	3.85%	80,278	3,986	4.97%	59,889	3,152	5.26%
Other interest-earning assets	24,416	43	0.18%	30,426	617	2.03%	37,466	1,881	5.02%

Total interest-earning assets	578,372	33,286	5.73%	554,798	35,503	6.40%	539,526	41,868	7.76%

Other assets	51,915			45,115			44,283

Total assets	$630,287			$599,913			$583,809

INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$108,240	1,317	1.22%	$96,191	1,618	1.68%	$97,370	2,484	2.55%
Time deposits over $100,000	166,641	5,312	3.19%	153,620	6,661	4.34%	144,039	7,211	5.01%
Other time deposits	187,687	5,843	3.11%	187,247	8,129	4.34%	181,013	9,349	5.16%
Borrowings	36,263	650	1.79%	30,987	964	3.11%	28,044	1,609	5.74%

Total interest-bearing liabilities	498,831	13,122	2.63%	468,045	17,372	3.71%	450,466	20,653	4.58%

Non-interest-bearing deposits	65,276			67,131			71,567
Other liabilities	2,597			2,630			1,888
Shareholders' equity	63,584			62,107			59,888

Total liabilities and shareholders’ equity	$630,287			$599,913			$583,809

Net interest income/interest rate spread (taxable-equivalent basis)		$20,164	3.12%		$18,131	2.69%		$21,215	3.18%

Net interest margin (taxable-equivalent basis)			3.49%			3.27%			3.93%

Ratio of interest-earning assets to interest-bearing liabilities	115.95%			118.54%			119.77%

Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$20,164	3.49%		$18,131	3.27%		$21,215	3.93%
Less:
taxable-equivalent adjustment		256			266			269

Net Interest Income		$19,908			$17,865			$20,946

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

	Year Ended December 31, 2009 vs. 2008			Year Ended December 31, 2008 vs. 2007			Year Ended December 31, 2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income:
Loans	$1,215	$(2,409)	$(1,194)	$160	$(6,095)	$(5,935)	$6,808	$(1,284)	$5,524
Investment securities	504	(957)	(453)	1,073	(239)	834	293	167	460
Other interest-earning assets	(66)	(508)	(574)	(353)	(911)	(1,264)	(211)	46	(165)

Total interest income (taxable-equivalent basis)	1,653	(3,874)	(2,221)	880	(7,245)	(6,365)	6,890	(1,071)	5,819

Interest expense:
Deposits:
Savings, NOW and money market	175	(476)	(301)	(30)	(836)	(866)	259	(10)	249
Time deposits over $100,000	490	(1,838)	(1,348)	480	(1,030)	(550)	1,561	997	2,558
Other time deposits	16	(2,302)	(2,286)	322	(1,542)	(1,220)	1,278	505	1,783
Borrowings	129	(443)	(314)	169	(814)	(645)	(189)	85	(104)

Total interest expense	810	(5,059)	(4,249)	941	(4,222)	(3,281)	2,908	1,578	4,486

Net interest income
Increase/(decrease) (taxable-equivalent basis)	$843	$1,185	2,028	$(61)	$(3,023)	(3,084)	$3,981	$(2,648)	1,333

Less:
Taxable-equivalent adjustment			—			1			(33)

Net interest income Increase/(decrease)			$2,028			$(3,083)			$1,300

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 19.9% and 18.9% of total assets at December 31, 2009 and 2008 respectively.

The Company has been a net seller of federal funds, maintaining liquidity sufficient to fund new loan demand. When the need arises, the Company has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $34.0 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company may obtain advances of up to 10% of assets, subject to our available collateral. A floating lien of $25.5 million on qualifying loans is pledged to FHLB to secure such borrowings. In addition, the Company may borrow at the Federal Reserve discount window and has pledged $3.0 million in securities for that purpose. As another source of short-term borrowings, the Company also utilizes securities sold under agreements to repurchase. At December 31, 2009, borrowings consisted of securities sold under agreements to repurchase of $20.6 million.

At December 31, 2009, the Company’s outstanding commitments to extend credit consisted of loan commitments of $16.3 million, undisbursed lines of credit of $44.5 million, and letters of credit of $1.6 million. The Company believes that its combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Total deposits were $540.2 million and $505.1 million at December 31, 2009 and 2008, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 64.4% and 67.5% of total deposits at December 31, 2009 and 2008, respectively. Time deposits of $100,000 or more represented 31.2% and 30.4%, respectively, of the total deposits at December 31, 2009 and 2008. Management believes most other time deposits are relationship-oriented. While competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The parent company (“New Century Bancorp”) maintains minimal cash balances with liquidity provided through cash dividends from the Bank.

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity (including trust preferred securities), and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines that require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 8.63% at December 31, 2009. As the following table indicates, at December 31, 2009, the Company and its bank subsidiary exceeded regulatory capital requirements.

	At December 31, 2009
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
New Century Bancorp, Inc.
Total risk-based capital ratio	13.89%	8.00%	N/A
Tier 1 risk-based capital ratio	12.63%	4.00%	N/A
Leverage ratio	10.02%	4.00%	N/A
New Century Bank
Total risk-based capital ratio	13.57%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.31%	4.00%	6.00%
Leverage ratio	9.75%	4.00%	5.00%

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

The purpose of asset/liability management is to provide stable net interest income growth by protecting the Company’s earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. The Company maintains, and has complied with, a Board approved asset/liability management policy that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analyses: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities. The Company’s policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

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

The analysis of an institution’s interest rate gap (the difference between the re-pricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, of which are projected to re-price or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which re-price or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate re-pricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Re-pricing at December 31, 2009
	1 Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
		(dollars are in thousands)
Interest-earning assets:
Loans	$315,299	$129,484	$30,149	$6,244	$481,176
Securities, available for sale	27,604	49,033	7,739	11,883	96,259
Interest-earning deposits in other banks	12,647	—	—	—	12,647
Federal funds sold	6,676	—	—	—	6,676
Stock in FHLB of Atlanta	1,134	—	—	—	1,134
Other non marketable securities	1,004	—	—	—	1,004

Total interest-earning assets	$364,364	$178,517	$37,888	$18,127	$598,896

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$55,826	$64,258	$—	$—	$120,084
Time	142,741	20,204	16,587	—	179,532
Time over $100,000	125,951	19,129	23,272	—	168,352
Short term debt	20,564	—	—	—	20,564
Long term debt	12,372	—	—	—	12,372

Total interest-bearing liabilities	$357,454	$103,591	$39,859	$—	$500,904

Interest sensitivity gap per period	$6,910	$74,926	$(1,971)	$18,127	$97,992
Cumulative interest sensitivity gap	$6,910	$81,832	$79,861	$97,988	$97,992
Cumulative gap as a percentage of total interest-earning assets	1.15%	13.66%	13.33%	16.36%	16.36%
Cumulative interest-earning assets as a percentage of interest-bearing liabilities	101.93%	117.75%	115.94%	119.56%	119.56%

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

Asset Quality and the Allowance for Loan Losses

The financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on a non-accrual basis. Loans are placed on a non-accrual basis when there are serious doubts about the collectability of principal or interest. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or which the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. See the previous section titled “Past Due Loans and Nonperforming Assets” for a discussion on past due loans, non-performing assets and other impaired loans.

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

Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. The first step (“Step 1”) in the evaluation of goodwill for impairment uses both the income and market approaches to value the Company. The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the Company. The significant inputs to the income approach include the long-term target tangible equity to tangible assets ratio and the discount rate, which is determined utilizing the Company’s cost of capital adjusted for a company-specific risk factor. The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management. Under the market approach, a value is calculated from an analysis of comparable acquisition transactions based on earnings, book value, assets and deposit premium multiples from the sale of similar financial institutions.

Our goodwill testing (“Step 1”) for 2009 was updated as of December 31, 2009. Given the substantial declines in our common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for our industry, the results of this Step 1 process indicated that the Company’s estimated fair value was less than book value, thus requiring a second step (“Step 2”) of the goodwill impairment test. Based on the Step 2 analysis, it was determined that the Company’s fair value did not support the goodwill recorded at the time of the acquisition of Progressive State Bank; therefore, the Company recorded an $8.7 million goodwill impairment charge to write-off the entire amount of goodwill as of December 31, 2009. This non-cash goodwill impairment charge to earnings was recorded as a component of non-interest expense on the consolidated statement of operations.

Intangible assets with finite lives include core deposits and other intangibles. Intangible assets other than goodwill are subject to impairment testing at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are amortized on the straight-line method over a period not to exceed 10 years. Note B to the Company’s audited financial statements contains additional information regarding goodwill and other intangible assets.

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note M to the accompanying financial statements. During 2004, the Company formed an unconsolidated subsidiary trust to which the Company has issued $12.4 million of junior subordinated debentures (see Note I to the consolidated financial statements). Otherwise, as part of its ongoing business, the Company has not participated in, nor does it anticipate participating in, transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note B to the Company’s audited financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2009.

	Payments Due by Period
Contractual Obligations	Total	On Demand Or Within 1 Year	1-3 Years	4-5 Years	After 5 Years
		(dollars are in thousands)
Short term debt	$20,564	$20,564	$—	$—	$—
Long term debt	12,372	—	—	—	12,372
Lease obligations	1,912	180	212	211	1,309
Deposits	540,262	389,735	108,237	42,290	—

Total contractual cash obligations	$575,110	$410,479	$108,449	$42,501	$13,681

The following table reflects other commitments outstanding as of December 31, 2009.

	Amount of Commitment Expiration Per Period
		(dollars are in thousands)
Other Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Undisbursed home equity credit lines	$23,982	$22	$—	$—	$23,960
Other commitments and credit lines	26,344	22,464	326	93	3,461
Un-disbursed portion of constructions loans	10,462	7,806	2,275	381	—
Letters of credit	1,634	1,569	—	—	65

Total commercial commitments	$62,422	$31,861	$2,601	$474	$27,486

FORWARD-LOOKING INFORMATION

Statements contained in this annual report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein; as well as the Company’s results of operations in future periods; could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the U.S. Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services.

REGULATORY MATTERS

The items contained in the Bank’s outstanding Memorandum of Understanding with the FDIC and the Office of the North Carolina Commissioner of Banks have been satisfactorily addressed and the Memorandum of Understanding was terminated on February 12, 2010.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

New Century Bancorp, Inc.

Dunn, North Carolina

We have audited the accompanying consolidated balance sheets of New Century Bancorp, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Bancorp, Inc. and subsidiary at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina

March 26, 2010

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$9,612	$8,124
Interest-earning deposits in other banks	12,647	13,770
Federal funds sold	6,676	9,961
Investment securities available for sale, at fair value	96,259	82,932
Loans	481,176	460,626
Allowance for loan losses	(10,359)	(8,860)

NET LOANS	470,817	451,766
Accrued interest receivable	2,590	2,519
Stock in Federal Home Loan Bank of Atlanta, at cost	1,133	1,154
Other non marketable securities	1,004	929
Foreclosed real estate	2,530	2,799
Premises and equipment	12,191	11,875
Bank owned life insurance	7,465	7,203
Goodwill	—	8,674
Core deposit intangible	853	1,006
Other assets	6,642	3,055

TOTAL ASSETS	$630,419	$605,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$72,294	$62,856
Savings	26,407	27,223
Money market and NOW	93,677	74,138
Time	347,884	340,902

TOTAL DEPOSITS	540,262	505,119
Short term debt	20,564	23,175
Long term debt	12,372	12,372
Accrued interest payable	349	584
Accrued expenses and other liabilities	2,463	1,858

TOTAL LIABILITIES	576,010	543,108

Shareholders’ Equity
Common stock, $1 par value, 10,000,000 shares authorized; 6,837,952 and 6,831,149 shares issued and outstanding at December 31, 2009 and 2008, respectively	6,838	6,831
Additional paid-in capital	41,467	41,279
Retained earnings	4,668	13,110
Accumulated other comprehensive income	1,436	1,439

TOTAL SHAREHOLDERS’ EQUITY	54,409	62,659

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$630,419	$605,767

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$29,694	$30,887	$36,819
Investments	3,293	3,733	2,977
Federal funds sold and interest-earning deposits	43	617	1,803

TOTAL INTEREST INCOME	33,030	35,237	41,599

INTEREST EXPENSE
Money market, NOW and savings deposits	1,317	1,618	2,484
Time deposits	11,155	14,790	16,560
Short term debt	280	304	690
Long term debt	370	660	919

TOTAL INTEREST EXPENSE	13,122	17,372	20,653

NET INTEREST INCOME	19,908	17,865	20,946
PROVISION FOR LOAN LOSSES	5,472	4,283	5,974

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,436	13,582	14,972

NON-INTEREST INCOME
Service fees and charges	2,000	1,846	1,799
Gain on sale of loans held for sale	—	—	767
Fees from presold mortgages	328	514	460
Other	770	764	951

TOTAL NON-INTEREST INCOME	3,098	3,124	3,977

NON-INTEREST EXPENSE
Salaries and employee benefits	8,706	8,705	9,011
Occupancy and equipment	1,560	1,526	1,433
Data processing and other outsourced services	1,484	1,540	1,391
Loss on repurchase of loan participation	—	357	—
Loss on write down of foreclosed real estate	565	239	108
Refund of SBA premiums	—	125	—
FDIC deposit insurance assessment	1,307	525	250
Goodwill impairment	8,674	—	—
Other	3,753	4,121	4,144

TOTAL NON-INTEREST EXPENSE	26,049	17,138	16,337

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(8,515)	(432)	2,612
INCOME TAXES (BENEFIT)	(73)	(239)	953

NET INCOME (LOSS)	$(8,442)	$(193)	$1,659

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(1.24)	$(.03)	$.25

Diluted	$(1.24)	$(.03)	$.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,834,595	6,809,437	6,603,631

Diluted	6,834,595	6,809,437	6,844,426

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts are in thousands)
NET INCOME (LOSS)	$(8,442)	$(193)	$1,659

OTHER COMPREHENSIVE INCOME
Unrealized gains on investment securities available for sale arising during the year	(4)	1,996	376
Tax effect	1	(769)	(144)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(3)	1,227	232

COMPREHENSIVE INCOME (LOSS)	$(8,445)	$1,034	$1,891

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008 and 2007

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other com- prehensive income (loss)	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2006	6,497,022	$6,497	$39,177	$11,785	$(20)	$57,439
Net income	—	—	—	1,659	—	1,659
Other comprehensive income	—	—	—	—	232	232
Stock options exercises	233,852	234	940	—	—	1,174
Compensation expense recognized	—	—	238	—	—	238
Tax benefit from option exercises	—	—	296	—	—	296
Adjustment related to the adoption of ASC 740	—	—	—	135	—	135

Balance at December 31, 2007	6,730,874	6,731	40,651	13,579	212	61,173
Net loss	—	—	—	(193)	—	(193)
Other comprehensive income	—	—	—	—	1,227	1,227
Stock options exercises	100,275	100	413	—	—	513
Compensation expense recognized	—	—	188	—	—	188
Tax benefit from option exercises	—	—	27	—	—	27
Adjustment related to the adoption of ASC 715	—	—	—	(276)	—	(276)

Balance at December 31, 2008	6,831,149	6,831	41,279	13,110	1,439	62,659
Net loss	—	—	—	(8,442)	—	(8,442)
Other comprehensive loss	—	—	—	—	(3)	(3)
Stock options exercises	6,803	7	25	—	—	32
Compensation expense recognized	—	—	160	—	—	160
Tax benefit from option exercises	—	—	3	—	—	3

Balance at December 31, 2009	6,837,952	$6,838	$41,467	$4,668	$1,436	$54,409

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,442)	$(193)	$1,659
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization of premises and equipment	817	981	506
Amortization and accretion of investment securities	529	(215)	(16)
Amortization of deferred loan fees and costs	(182)	(167)	(26)
Loss on write down of other assets	13	—	—
Loss (gain) on sale of premises and equipment	26	22	(38)
Provision for loan losses	5,472	4,283	5,974
Deferred income taxes	(1,008)	(427)	(128)
Stock based compensation expense	160	188	238
Origination of loans held for sale	—	—	(6,587)
Proceeds from the sale of loans held for sale	—	—	5,001
Gain on sale of loans held for sale	—	—	(767)
Net loss on sale and write downs of foreclosed real estate	565	239	108
Gain on mortgage-backed securities pay-downs	4	(73)	—
Loss on repurchase of loan participation	—	357	—
Increase in cash surrender value of BOLI	(262)	(268)	(263)
Amortization of core deposit intangible	153	154	154
Loss on impairment on non marketable securities	51	—	—
Loss on impairment of goodwill	8,674	—	—
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(71)	663	38
Prepayment of FDIC premiums	(3,194)	—	—
(Increase) decrease in other assets	390	(208)	(1,950)
(Decrease) in accrued expenses and other liabilities	370	(226)	(172)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,065	5,110	3,731

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(38,664)	(30,100)	(33,150)
Maturities of investment securities available for sale	12,586	16,861	16,657
Mortgage-backed securities pay-downs	12,215	9,403	4,542
Net decrease (increase) in interest-earning deposits in other banks	1,123	(13,022)	857
Net decrease (increase) in federal funds sold	3,285	16,020	(6,869)
Purchase of other non-marketable securities	(75)	(500)	—
Net increase in gross loans outstanding	(22,219)	(9,463)	(20,082)
Repurchase of loan participations	(4,269)	(11,197)	—
Redemption (purchase) of Federal Home Loan Bank stock	21	(67)	340
Proceeds from sale of foreclosed real estate	1,852	413	209
Proceeds from the sale of premises and equipment	65	18	—
Purchases of premises and equipment	(1,064)	(564)	(2,877)

NET CASH USED BY INVESTING ACTIVITIES	(35,144)	(22,198)	(40,373)

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	$35,143	$6,997	$34,005
Net increase (decrease) in repurchase obligations classified as short term debt	(2,611)	6,208	8,526
Repayments of FHLB advances classified according to maturity	—	—	(8,000)
Tax benefit from stock option exercises	3	27	296
Proceeds from stock options exercises	32	513	1,174

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,567	13,745	36,001

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,488	(3,343)	641
CASH AND CASH EQUIVALENTS, BEGINNING	8,124	11,467	12,108

CASH AND CASH EQUIVALENTS, ENDING	$9,612	$8,124	$11,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$12,887	$17,632	$20,699
Income tax paid	624	77	2,100
Net unrealized gain (loss) on investments available for sale, net of tax	(3)	1,227	232
Transfer from loans held for sale	—	3,905	—
Transfer from loans to foreclosed real estate	2,147	2,910	695

See accompanying notes.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE A – ORGANIZATION AND OPERATIONS

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and due from banks.”

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreclosed Real Estate

Real estate acquired through, or in lieu of, loan foreclosure is recorded at the lower of cost or net realizable value, less the estimated cost to sell, at the date of foreclosure. After foreclosure, management periodically performs valuations of the property and adjusts the value down when the carrying value of the property exceeds the estimated net realizable value. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense.

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost at December 31, 2008 and 2009. The FHLB suspended paying cash dividends in the fourth quarter of 2008 as a capital preservation move. The FHLB resumed paying cash dividends for the second quarter of 2009. The Company continually monitors the financial strength of the FHLB and evaluates the investment for potential impairment. There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the Company’s investment in FHLB stock.

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

Bank Owned Life Insurance

Bank Owned Life Insurance (“BOLI”) is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefit proceeds received in excess of the policy’s cash surrender value are recognized to income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At December 31, 2009 and 2008, the Company held no policy loans against its BOLI cash surrender values or restrictions on the use of the proceeds.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased intangible assets that can be separately distinguished from goodwill. Goodwill impairment testing is performed annually on June 30, or more frequently if events and circumstances indicate possible impairment. Management completed the annual goodwill impairment test as of June 30, 2009 and also as of December 31, 2009. The December 31, 2009 test indicated that the Company recorded goodwill was fully impaired, and therefore the recorded goodwill of $8.7 million was written off as of that date. Intangible assets with finite lives include core deposits and other intangibles. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s core deposit intangible is amortized using the straight-line method over nine years. The gross amount of the core deposit intangible is $1.4 million with $0.5 million being amortized as of December 31, 2009, leaving a remaining net balance of $0.9 million as of that date.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company has certain stock-based employee compensation plans, described more fully in Note O. Effective January 1, 2006, the Company adopted ASC 718, (“Compensation – Stock Compensation”) ASC 718 using the modified prospective application method and accordingly did not restate prior period amounts. ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). ASC 718 also requires the compensation cost for all awards granted after the date of adoption and any unvested awards that remained outstanding as of the date of adoption to be measured based on the fair value of the award on the grant date.

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

Segment Information

The Company follows the provisions of ASC 280, “Segment Reporting”, which specifies guidelines for determining an entity’s operating segments and the type and level of financial information to be disclosed. Based on these guidelines, management has determined that the Bank operates as one business segment, the providing of general commercial and retail financial services to customers located in the Company’s market areas. The various products, as well as the methods used to distribute them, are those generally offered by community banks.

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income per Common Share and Common Shares Outstanding (Continued)

	2009	2008	2007
Weighted average number of common shares used in computing basic net income per share	6,834,595	6,809,437	6,603,631
Effect of dilutive stock options	—	—	240,795

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	6,834,595	6,809,437	6,844,426

The Company had no anti-dilutive stock options as of December 31, 2009 and 2008, and 114,301 anti-dilutive stock options as of December 31, 2007. All options in 2008 and 2009 were anti-dilutive due to losses.

Recent Accounting Pronouncements

The following summarizes recent accounting pronouncements and their expected impact on the Company:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Accounting Standards Codification”, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825 were effective for the Company’s interim period ending on June 30, 2009. The Company adopted ASC 825 as of June 30, 2009. As ASC 825 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of ASC 825 did not have a material impact on the consolidated financial statements.

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

ASC 820, “Fair Value Measurements and Disclosures”, provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have decreased significantly. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of ASC 820 were effective for the Company’s interim period ending on June 30, 2009. The Company adopted ASC 820 as of June 30, 2009. The adoption of ASC 820 did not have a material impact on the consolidated financial statements.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ASC 860, “Transfers and Servicing”, eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets. ASC 860 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The Company is in the process of evaluating the impact, if any, of ASC 860.

ASC 810, “Consolidation”, contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPE’s, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. ASC 810 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly- consolidated VIE’s). The Company has not evaluated the effect of the adoption of ASC 810 on its consolidated financial statements.

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

Reclassifications

Certain amounts in the 2007 and 2008 consolidated financial statements have been reclassified to conform to the presentation adopted for 2009. These reclassifications had no effect on net income or shareholders’ equity as previously reported.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE C – INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
Securities available for sale:
U.S. government agencies	$53,262	$800	$(70)	$53,992
Mortgage-backed securities – GSE’s	33,466	1,418	—	34,884
(“Government Sponsored Entities”)
Municipal bonds	7,191	210	(18)	7,383

	$93,919	$2,428	$(88)	$96,259

	December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
Securities available for sale:
U.S. government agencies	$36,321	$1,082	$—	$37,403
Mortgage-backed securities – GSE’s	37,618	1,260	15	38,863
Municipal bonds	6,649	108	91	6,666

	$80,588	$2,450	$106	$82,932

Securities with a carrying value of $42.1 million and $38.7 million at December 31, 2009 and 2008, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2009 and 2008. For the investment securities with unrealized losses at December 31, 2009, no securities had continuous unrealized losses for more than twelve months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended December 31, 2009 and December 31, 2008.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE C – INVESTMENT SECURITIES (Continued)

	2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
			(In thousands)
Securities available for sale:
U.S. government agencies	$10,884	$70	$—	$—	$10,884	$70
Mortgage-backed securities - GSE’s	—	—	—	—	—	—
Municipal bonds	1,630	18	—	—	1,630	18

Total temporarily impaired securities	$12,514	$88	$—	$—	$12,514	$88

At December 31, 2009, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. Fourteen U.S. government agencies and five municipal bonds had unrealized losses for less than twelve months totaling $88,000 at December 31, 2009. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities.

	2008
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
			(In thousands)
Securities available for sale:
U.S government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities - GSE’s	907	15	—	—	907	15
Municipal bonds	1,149	55	454	36	1,603	91

Total temporarily impaired securities	$2,056	$70	$454	$36	$2,510	$106

At December 31, 2008, the Company had one AFS security with an unrealized loss for twelve or more consecutive months of $36,000. One U.S. government agency and five municipal bonds had unrealized losses for less than twelve months totaling $70,000 at December 31, 2008. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE C – INVESTMENT SECURITIES (Continued)

The following table sets forth certain information regarding the amortized costs, carrying values, and contractual maturities of the Company’s investment portfolio at December 31, 2009.

	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government agencies
Due within one year	$13,832	$14,028
Due after one but within five years	39,430	39,964

	53,262	53,992

Mortgage-backed securities – GSE’s
Due within one year	1,456	1,470
Due after one but within five years	31,293	32,661
Due after five but within ten years	717	753

	33,466	34,884

Municipal bonds
Due after one but within five years	1,160	1,202
Due after five but within ten years	4,133	4,286
Due after ten years	1,898	1,895

	7,191	7,383

Total securities available for sale
Due within one year	15,288	15,498
Due after one but within five years	71,883	73,827
Due after five but within ten years	4,850	5,039
Due after ten years	1,898	1,895

	$93,919	$96,259

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE D – LOANS

Following is a summary of loans at December 31, 2009 and 2008:

	2009		2008
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Real estate loans:
One to four family residential	$69,995	14.55%	$67,353	14.62%
Commercial	195,165	40.56%	169,856	36.88%
Multi-family residential	22,580	4.69%	18,744	4.07%
Construction	70,736	14.70%	65,807	14.29%
Home equity lines of credit	38,482	8.00%	41,352	8.97%

Total real estate loans	396,958	82.50%	363,112	78.83%

Other loans:
Commercial and industrial	70,747	14.70%	76,936	16.70%
Loans to individuals	13,673	2.84%	20,639	4.48%
Overdrafts	93	0.02%	277	0.06%

Total other loans	84,513	17.56%	97,852	21.24%

Gross loans	481,471		460,964
Less deferred loan origination fees, net	(295)	(.06)%	(338)	(.07)%

Total loans	481,176	100.00%	460,626	100.00%

Allowance for loan losses	(10,359)		(8,860)

Total loans, net	$470,817		$451,766

Loans are primarily made in southeastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and can be affected by the local economic conditions.

Impaired loans at December 31, 2009 and 2008 consisted of loans of approximately $16.5 million and $9.1 million respectively. Impaired loans at December 31, 2009 were comprised of $16.0 million in non-accrual loans, and $0.5 million in other loans that management has classified as impaired for other reasons. There were no restructured loans or loans that were 90 days or more past due and still accruing as of December 31, 2009. Impaired loans at December 31, 2008 consisted of $8.6 million in non-accrual loans, and $0.5 million in other loans that management has classified as impaired for other reasons.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE D – LOANS (Continued)

Nonperforming assets at December 31, 2009 and 2008 consist of the following:

	As December 31,
	2009	2008
	(dollars in thousands)
Non-accrual loans	$16,048	$8,630
Restructured loans	—	—

Total non-performing loans	16,048	8,630

Foreclosed real estate	2,530	2,799
Repossessed assets	—	—

Total non-performing assets	$18,578	$11,429

The average recorded investment in impaired loans was approximately $11.5 million and $10.6 million for the years ended December 31, 2009 and 2008, respectively. Approximately, $9.7 million of the $16.5 million in impaired loans at December 31, 2009 had specific allowances provided while the remaining balance had no allowances recorded. Approximately, $4.2 million of the $9.1 million in impaired loans at December 31, 2008 had specific allowances provided while the remaining balance had no allowances recorded. The allowance allocated for impaired loans for 2009 and 2008 was approximately $4.2 million and $3.4 million, respectively.

At December 31, 2009 and 2008, the Company had no troubled debt restructures.

The average balance of non-accrual loans was $11.5 million and $8.9 million for the years ended December 31, 2009 and 2008, respectively. In 2009, 2008 and 2007, interest forgone on non-accrual loans was approximately $423,000, $560,000 and $365,000. Non-accrual loans totaled $16.0 million, $8.6 million, and $5.0 million at December 31, 2009, 2008, and 2007.

Besides monitoring nonperforming loans and past due loans, Management also monitors trends in the loan portfolio that may indicate more than normal risk. A discussion of other risk factors follows. Some loans or groups of loans may contain one or more of these individual loan risk factors. Therefore, an accumulation of the amounts or percentages of the individual loan risk factors may not necessarily be an indication of the cumulative risk in the total loan portfolio.

Acquisition, Development, and Construction Loans (“ADC”)

Construction loans are comprised of loans originated for the purpose of acquisition, development, and construction of both residential and commercial properties.

Included in ADC loans and residential real estate loans were loans that exceeded regulatory loan to value (“LTV”) guidelines. The Company had $10.8 million in non 1-4 residential loans that exceeded the regulatory LTV limits and $17.2 million of 1-4 residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 40.7% of total risk based capital as of December 31, 2009, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market continues to soften for both market activity and collateral valuations.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE D – LOANS (Continued)

ADC Loans

As of December 31, 2009

(Dollars in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$46,296	$24,440	$70,736
Average Loan Size	$183	$298
Percentage of total loans	9.62%	5.08%	14.70%
Non-accrual loans	$1,370	$677	$2,047

Total ADC loans represent 14.70% or $70.7 million of the total loan portfolio. $2.0 million of the ADC portfolio are in non-accrual status. This represents 2.89% of all ADC loans. The ADC portfolio consists of $46.3 million in construction loans and $24.4 million in land and land development loans. The average loan size is less than $200,000 for construction loans and $300,000 for land and land development loans. Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

Other Lending Risk Factors

Interest Only Payments - Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At December 31, 2009, the Company had $157.2 million in loans that had terms requiring interest only payments. This represented 32.7% of the total loan portfolio.

Large Dollar Concentrations - Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit concentrations totaled $40.6 million or 8.5% of total loans at of December 31, 2009. The Company’s ten largest customer loan relationship concentrations totaled $78.2 million or 16.2% of total loans at of December 31, 2009. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the capital position of the Company.

Business Sector Concentrations - Loan concentrations in certain business sectors impacted by lower than normal retail sales, higher unemployment, and lower charitable contribution levels may also pose additional risk to the Company’s capital position. Federal Regulators have established a Commercial Real Estate benchmark of 40% of Risk-Based Capital for any single product line and at December 31. 2009 the Company had one product type group which exceeded this guideline; 1-4 Family Rental. The 1-4 Family Rental group represented 44% of Risk-Based Capital or $29.9 million. Office Buildings were just below the benchmark at 39% of Risk-Based Capital or $26.7 million. All other Commercial Real Estate groups were well under the 40%.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE D – LOANS (Continued)

Geographic Concentrations - Certain risks exist arising from geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and home equity lines of credit (“HELOC”) loans.

	ADC Loans	Percent	HELOC	Percent
Harnett County	$7,942	11.2%	$7,947	20.7%
Cumberland County	27,162	38.3%	6,303	17.1%
All other locations	35,632	50.5%	24,232	62.2%

Total	$70,736	100.0%	$38,482	100.0%

Following is a summary of activity in the allowance for loan losses for the years indicated:

	At December 31,
	2009	2008	2007
		(In thousands)
Allowance for loan losses at beginning of year	$8,860	$8,314	$7,496
Provision for loan losses	5,472	4,283	5,974

	14,332	12,597	13,470

Loans charged-off:
Commercial and industrial	(2,932)	(2,836)	(3,878)
Construction	(168)	(118)	(130)
Home equity lines of credit	(404)	(448)	(127)
One-to-four family residential	(567)	(678)	(471)
Multi-family residential	—	—	(572)
Loans to individuals	(352)	(270)	(626)

Total charge-offs	(4,423)	(4,350)	(5,804)

Recoveries of loans previously charged-off:
Commercial and industrial	325	373	325
Construction	12	33	4
Home equity lines of credit	7	—	—
One-to-four family residential	69	145	119
Multi-family residential	—	—	37
Loans to individuals	37	62	163

Total recoveries	450	613	648

Net charge-offs	(3,973)	(3,737)	(5,156)

Allowance for loan losses at end of year	$10,359	$8,860	$8,314

At December 31, 2009, the Company had pre-approved but unused lines of credit totaling $62.4 million. In management’s opinion, these commitments, and undisbursed proceeds on construction loans in process reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE D – LOANS (Continued)

The Bank has had loan transactions with its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features. The following table represents loan transactions for directors and executive officers who held that position as of December 31, 2009. A summary of related party loan transactions, in thousands, is as follows:

Balance at January 1, 2009	$22,023
Exposure of directors added on board in May 2009	943
Borrowings	10,331
Loan repayments	(4,014)

Balance at December 31, 2009	$29,283

At December 31, 2009, there was $3.1 million of unused lines of credit outstanding to directors and executive officers of the Company and its subsidiaries.

NOTE E – PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Land	$3,278	$3,343
Buildings	9,099	8,370
Furniture and equipment	3,226	2,969
Leasehold improvements	113	110
Construction in progress	19	46

	15,735	14,838
Less accumulated depreciation	3,544	2,963

Total	$12,191	$11,875

Depreciation amounting to $754,000, $702,000 and $732,000 for the years ended December 31, 2009, 2008 and 2007, respectively, is included in occupancy and equipment expense, data processing and other outsourced services expense and other expenses.

The Company has operating leases for its corporate offices and branches that expire at various times through 2027. Future minimum lease payments under the leases for years subsequent to December 31, 2009 are as follows:

2010	$180,272
2011	115,000
2012	96,700
2013	101,890
2014	109,480
Thereafter	1,308,816

$1,912,158

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE E – PREMISES AND EQUIPMENT (Continued)

During 2009, 2008, and 2007, payments under operating leases were approximately $297,000, $270,000 and $250,000, respectively. Lease expense was accounted for on a straight line basis.

NOTE F – DEPOSITS

At December 31, 2009, the scheduled maturities of time deposits are as follows:

	Less than $100,000	$100,000 or more	Total
	(In thousands)
Three months or less	$47,847	$41,032	$88,879
Over three months through twelve months	94,362	82,623	176,985
Over one year through two years	6,367	3,007	9,374
Over two years through three years	13,869	16,487	30,356
Over three years through four years	3,560	6,138	9,698
Over four years through five years	13,503	18,162	31,665
Over five years	24	903	927

	$179,532	$168,352	$347,884

NOTE G – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date and are classified as short term debt. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. These repurchase agreements are collateralized by U. S. Government agency obligations and all are floating rate. The following table presents certain information for securities sold under agreements to repurchase:

	2009	2008
	($ in thousands)
Balance at December 31	$20,564	$23,175
Weighted average interest rate at December 31	1.00%	1.12%
Maximum amount outstanding at any month-end during the year	$27,408	$23,534
Average daily balance outstanding during the year	$23,891	$18,600
Average annual interest rate paid during the year	1.17%	1.63%

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE H – ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER CREDIT FACILITIES

At December 31, 2009, the Company had available lines of credit totaling approximately $34.0 million with various financial institutions for borrowing on a short-term basis. These lines are subject to annual renewals with varying interest rates. Also, as a member of the Federal Home Loan Bank of Atlanta, the Company may obtain advances of up to 10% of assets, subject to available collateral. Additionally, the Company had pledged $3.0 million in securities to the Federal Reserve Bank for access to the discount window.

At December 31, 2009 and 2008 the Company had no advances from the Federal Home Loan Bank of Atlanta or borrowings from the Federal Reserve Bank discount window.

NOTE I – JUNIOR SUBORDINATED DEBENTURES

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

The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2009.

NOTE J – INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(In thousands)
Current tax provision:
Federal	$825	$183	$810
State	110	5	271

Total current tax provision	935	188	1,081

Deferred tax provision:
Federal	(832)	(356)	(110)
State	(175)	(71)	(18)

Total deferred tax benefit	(1,008)	(427)	(128)

Net provision for income taxes	$(73)	$(239)	$953

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE J – INCOME TAXES (Continued)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2009	2008	2007
	(In thousands)
Income tax at federal statutory rate	$(2,895)	$(147)	$888
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	—	(43)	167
Goodwill impairment	2,949	—	—
Tax-exempt interest income	(86)	(88)	(81)
Income from life insurance	(89)	(91)	(89)
Incentive stock option expense	55	64	81
Other permanent differences	(6)	66	(13)

Provision for income taxes	$(73)	$(239)	$953

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)
Deferred tax assets relating to:
Allowance for loan losses	$3,767	$3,018
Deferred Compensation	362	366
Supplemental executive retirement plan	61	61
Write-downs on foreclosed real estate	121	—
Other	82	165

Total deferred tax assets	4,393	3,610
Deferred tax liabilities relating to:
Premises and equipment	(764)	(798)
Deferred loan fees	(16)	(157)
Unrealized gain on available-for-sale securities	(904)	(904)
Core deposit intangible	(329)	(388)
Other	(102)	(92)

Total deferred tax liabilities	(2,115)	(2,339)

Net recorded deferred tax asset, included in other assets	$2,279	$1,271

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE J – INCOME TAXES (Continued)

Effective January 1, 2007, the Company adopted ASC 740, “Income Taxes”. This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. As a result of the initial adoption of this Interpretation, retained earnings were increased by $135,000 and accrued expenses were reduced by the same amount. As of January 1, 2009, there were no uncertain tax positions. The amount of uncertain tax positions may increase or decrease in the future for various reasons including adding amounts for current tax positions, expiration of open tax returns due to statutes of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

NOTE K – OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(In thousands)
Postage, printing and office supplies	$377	$406	$413
Advertising and promotion	339	417	385
Professional services	1,069	1,213	1,306
Other	1,968	2,085	2,040

Total	$3,753	$4,121	$4,144

NOTE L – REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2009, that the Company meets all capital adequacy requirements to which it is subject. The Company’s significant assets are its investments in New Century Bank and New Century Statutory Trust I.

The Bank may not declare or pay a cash dividend, or repurchase any of its capital stock, unless its capital surplus is equal to at least 50% of its paid-in capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank. The North Carolina Commissioner of Banks and the FDIC are also authorized to prohibit the payment of dividends under certain other circumstances. The Bank has sufficient liquidity and is well capitalized which permits the payment of cash dividends to the parent Company.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE L – REGULATORY MATTERS (Continued)

The Company’s actual capital amounts and ratios are presented in the table below as of December 31, 2009 and 2008:

	Actual		Minimum for capital adequacy purposes
	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
December 31, 2009:
Total Capital (to Risk-Weighted Assets)	$70,517	13.89%	$40,622	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	64,120	12.63%	20,310	4.00%
Tier 1 Capital (to Average Assets)	64,120	10.02%	25,604	4.00%
December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$69,602	14.43%	$38,575	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	63,540	13.18%	19,288	4.00%
Tier 1 Capital (to Average Assets)	63,540	10.66%	23,849	4.00%

New Century Bank’s actual capital amounts and ratios are presented in the table below as of December 31, 2009 and 2008:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2009:
Total Capital (to Risk-Weighted Assets)	$68,715	13.57%	$40,516	8.00%	$50,646	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	62,335	12.31%	20,258	4.00%	30,388	6.00%
Tier 1 Capital (to Average Assets)	62,335	9.75%	25,587	4.00%	31,980	5.00%
December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$67,932	14.14%	$38,447	8.00%	$48,059	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	61,890	12.88%	19,224	4.00%	28,835	6.00%
Tier 1 Capital (to Average Assets)	61,890	10.38%	23,849	4.00%	29,813	5.00%

As of December 31, 2009 and 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the tables above. There are no conditions or events since that notification that management believes have changed the Bank’s category.

NOTE M – OFF-BALANCE SHEET RISK

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE M – OFF-BALANCE SHEET RISK (Continued)

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2009 is as follows:

(In thousands)
Financial instruments whose contract amounts represent credit risk:
Undisbursed commitments	$60,788
Letters of credit	1,634

NOTE N – FAIR VALUE MEASUREMENTS

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE N – FAIR VALUE MEASUREMENTS (Continued)

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

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of December 31, 2009 and December 31, 2008 (dollars in thousands):

Investment securities available for sale December 31, 2009	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$53,992	$—	$53,992	$—
Mortgage-backed securities - GSE’s	34,884	—	34,884	—
Municipal bonds	7,383	—	7,383	—

Total	$96,259	$—	$96,259	$—

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE N – FAIR VALUE MEASUREMENTS (Continued)

Investment securities available for sale December 31, 2008	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$37,403	$—	$37,403	$—
Mortgage-backed securities – GSE’s	38,863	—	38,863	—
Municipal bonds	6,666	—	6,666	—

Total	$82,932	$—	$82,932	$—

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less, at the date acquired. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. At December 31, 2009 total assets classified as foreclosed real estate totaled $2.5 million.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE N – FAIR VALUE MEASUREMENTS (Continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of September 30, 2009 and December 31, 2008 (dollars in thousands):

Asset Category December 31, 2009	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,573	$—	$—	$5,573
Foreclosed real estate	874	—	—	874

Total	$6,447	$—	$—	$6,447

Asset Category December 31, 2008	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$846	$—	$—	$846
Foreclosed real estate	2,799	—	—	2,799

Total	$3,645	$—	$—	$3,645

As of December 31, 2009, the Bank identified $16.5 million in impaired loans, of which $9.7 million required a specific allowance of $4.2 million. As of December 31, 2008, the Bank identified $9.1 million in impaired loans, of which $4.2 million required a specific allowance of $3.4 million.

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE N – FAIR VALUE MEASUREMENTS (Continued)

Stock in Federal Home Loan Bank of Atlanta and Other Non Marketable Securities

The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the Federal Home Loan Bank. The fair value of stock in other non marketable securities is assumed to approximate carrying value.

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE N – FAIR VALUE MEASUREMENTS (Continued)

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008.

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets:
Cash and due from banks	$9,612	$9,612	$8,124	$8,124
Interest-earning deposits in other banks	12,647	12,647	13,770	13,770
Federal funds sold	6,676	6,676	9,961	9,961
Loans held for sale	—	—	—	—
Investment securities available for sale	96,259	96,259	82,932	82,932
Loans, net	470,817	468,668	451,766	449,740
Accrued interest receivable	2,590	2,590	2,519	2,519
Stock in the Federal Home Loan Bank	1,133	1,133	1,154	1,154
Other non marketable securities	1,004	1,004	929	929
Bank owned life insurance	7,465	7,465	7,203	7,203
Financial liabilities:
Deposits	$540,262	$545,985	$505,119	$514,338
Short term debt	20,564	20,564	23,175	23,175
Long term debt	12,372	7,820	12,372	12,372
Accrued interest payable	349	349	584	584

NOTE O – EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Plan

The Company has a 401(k) Plan and substantially all employees participate in the Plan. The Company matches 100% of the first 6% of an employee’s compensation contributed to the plan. Expenses attributable to the Plan amounted to $302,000, $295,000 and $296,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE O – EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Supplemental Executive Retirement Plans

The Company implemented a supplemental executive retirement plan for the former Chief Executive Officer during 2003. Benefits will accrue and vest during the period of employment, and will be paid in monthly benefit payments over the officer’s life after retirement. Provisions of $29,000, $47,000 and $116,000 were expensed for future benefits to be provided under this plan during 2009, 2008 and 2007, respectively. In conjunction with the implementation of this plan, the Company has purchased life insurance on certain key officers to provide future funding of benefit payments. The life insurance policies provide the payment of a death benefit in the event an insured officer dies prior to attainment of retirement age. The total liability under this plan at December 31, 2009 and 2008 was $440,000 and $464,000, respectively.

As part of the acquisition of Progressive State Bank, the Company assumed a liability for the supplemental early retirement plan for Progressive’s Chief Executive Officer. Provisions of $20,000, $21,000 and $16,000 and were expensed in 2009, 2008 and 2007, resulting in a total liability of $330,000 and $310,000 as of December 31, 2009 and 2008. Corresponding to this liability, Progressive had purchased a life insurance policy on certain key officers to provide future funding of benefit payments. This policy was acquired by the Company upon its acquisition of Progressive.

Directors Deferred Compensation

The Company has instituted a Directors’ Deferral Plan whereby individual directors may elect annually to defer receipt of all or a designated portion of their fees for the coming year. Amounts so deferred are used to purchase shares of the Company’s common stock on the open market by the administrator of the Deferral Plan or to issue shares from the Company’s authorized but unissued shares, with such deferred compensation disbursed in the future as specified by the director at the time of his or her deferral election. Compensation and other expenses attributable to this plan for the years ended December 31, 2009, 2008 and 2007 were $250,000, $190,000, and $186,000, respectively.

Stock Option Plans

The Company has shareholder approved stock option plans under which options are granted to directors and employees of the Company and its subsidiary banks. Options granted to directors under the 2000 Nonqualified Plan typically vest immediately at the time of grant. During the year ended December 31, 2009, the Company granted 1,000 options to employees under the 2000 Incentive Plan. These options will vest over a three-year period with none vested at the time of grant. Also in 2009, the Company granted 1,000 options to employees under the 2004 Incentive Stock Option Plan, which vest over a five-year period with none vested at the time of grant.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE O – EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

The estimated fair market value of each option awarded, using the Black-Scholes option pricing model, together with the assumptions used in estimating those fair values, are displayed below:

	2009	2008	2007
Estimated fair value of options granted	$3.67	$3.13	$6.55
Assumptions in estimating average option values:
Risk-free interest rate	3.15%	3.01%	4.58%
Dividend yield	0%	0%	0%
Volatility	50.23%	39.07%	30.69%
Expected life (in years)	4.49	5.45	7.45

A summary of the Company’s option plans as of and for the year ended December 31, 2009 is as follows:

	Shares Available for Future Grants	Outstanding Options		Exercisable Options
		Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
At December 31, 2008	15,487	525,680	$8.25	425,567	$7.47
Options authorized	—	—	—	—	—
Options granted/vesting	(2,000)	2,000	6.49	33,683	13.10
Options exercised	—	(6,803)	4.63	(6,803)	4.63
Options forfeited	4,500	(4,500)	11.33	(1,500)	5.75

At December 31, 2009	17,987	516,377	$8.26	450,947	$7.90

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2009, 2008, and 2007 was $15,000, $42,000, and $1.0 million each. The unrecognized compensation for outstanding options at December 31, 2009, 2008, and 2007 was $279,000, $462,000, and $521,000.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE O – EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

The weighted average remaining life of options outstanding and options exercisable as of December 31, 2009 and 2008 is 4.49 years and 5.45 years, respectively. Information regarding the stock options outstanding at December 31, 2009 is summarized below:

Range of Exercise Prices	Number of options outstanding	Number of options exercisable
$4.59 - $7.07	384,876	366,413
$7.08 - $10.69	38,351	19,284
$10.70 - $16.22	93,150	65,250

Outstanding at end of year	516,377	450,947

A summary of the status of the Company’s nonvested shares as of December 31, 2009 and changes during the year ended December 31, 2009, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2009	100,113	$5.29
Granted	2,000	3.67
Vested	(32,183)	1.54
Forfeited	(4,500)	5.42

Nonvested at December 31, 2008	65,430	4.96

For the years ended December 31, 2009, 2008 and 2007, the intrinsic value of options exercised was $8,000, $293,000, and $1.2 million, respectively, and the grant-date fair value of options vested was $200,000, $188,000, and $238,000, respectively. Cash received from stock option exercises for the year ended December 31, 2009 was approximately $32,000. The actual tax benefit in shareholders’ equity realized for the tax deductions from option exercises was approximately $3,000.

As of December 31, 2009, there was approximately $279,000 of total unrecognized compensation expense related to the Company’s stock based compensation plans. This cost is expected to be recognized over a weighted average period of 1.48 years.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE P – PARENT COMPANY FINANCIAL DATA

Following are the condensed balance sheets of New Century Bancorp as of and for the years ended December 31, 2009 and 2008 and the related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2009 (amounts in thousands):

Condensed Balance Sheets

December 31, 2009 and 2008

	2009	2008
Assets
Cash balances with New Century Bank	$342	$459
Investment in New Century Bank	64,624	73,011
Investment in New Century Statutory Trust I	485	473
Other assets	1,448	1,197

Total Assets	$66,899	$75,140

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Accrued interest payable	118	109
Shareholders’ equity:
Common stock	6,838	6,831
Additional paid-in capital	41,467	41,279
Retained earnings	4,668	13,110
Accumulated other comprehensive income	1,436	1,439

Total Shareholders’ Equity	54,409	62,659

Total Liabilities and Shareholders’ Equity	$66,899	$75,140

Condensed Statements of Operations

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Dividends	$373	$676	$1,156
Equity in earnings of subsidiaries	(8,535)	(341)	1,233
Operating expense	(485)	(790)	(1,060)
Income tax benefit	205	262	330

Net income (loss)	$(8,442)	$(193)	$1,659

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE P – PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,442)	$(193)	$1,659
Equity in undistributed earnings of subsidiaries	8,535	341	(1,233)
(Increase) decrease in other assets	(251)	(259)	(329)
Increase in other liabilities	9	5	26

Net cash provided (used) by operating activities	(149)	(106)	123

CASH FLOW FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries	—	(5,000)	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from other issuance of common stock	32	513	1,174

Net cash provided by financing activities	32	513	1,174

Net increase (decrease) in cash and cash equivalents	(117)	(4,593)	1,297
Cash and cash equivalents at beginning of year	459	5,052	3,755

Cash and cash equivalents, end of year	$342	$459	$5,052

NOTE Q – RELATED PARTY TRANSACTIONS

During 2009, the Company purchased various insurance policies from a company owned by one of the directors of New Century Bancorp. Premiums paid totaled approximately $91,000 for these policies, which include one-year policies for directors and officers liability coverage as well as commercial property and other insurance policies. All such policies were purchased on terms at least as favorable to the Company as could be obtained from an unaffiliated third party.

During 2008, the Company purchased various insurance policies from a company owned by one of the directors of New Century Bancorp. Premiums paid totaled approximately $50,200 for these policies, which include a one-year policy for commercial property and other insurance policies. All such policies were purchased on terms at least as favorable to the Company as could be obtained from an unaffiliated third party.

Beginning in July 2008, the Company began leasing a building owned by one of the directors of New Century Bancorp for a portion of its operations center. The two year lease will total approximately $57,000 paid to the director, through 2009 and part of 2010.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE Q – RELATED PARTY TRANSACTIONS (Continued)

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even these systems deemed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework.

Based on this assessment, Management has concluded that that the Company’s internal control over financial reporting as of December 31, 2009 was effective based on those criteria.

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

Date: March 26, 2010	/S/ WILLIAM L. HEDGEPETH II
William L. Hedgepeth II. President and Chief Executive Officer

Date: March 26, 2010	/S/ LISA F. CAMPBELL
Lisa F. Campbell Executive Vice President, Chief Operating Officer and Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the fourth quarter of 2009. Management has concluded that there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2009 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

The Registrant has adopted a code of ethics that applies, among others to its principal executive officer and principal financial officer. The Registrant’s code of ethics will be provided to any person upon written request made to Ms. Brenda Bonner, New Century Bancorp, Inc., 700 W. Cumberland Street, Dunn, NC 28334.

ITEM 11 – EXECUTIVE COMPENSATION

Incorporated by reference to the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

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

The following chart contains details of the grants:

Plan Category	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	516,377	$8.26	18,887
Equity compensation plans not approved by security holders	none	n/a	none
Total	516,377	$8.26	18.887

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial statements required to be filed by Item 8 of this Form:

Report of independent registered public accounting firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

RIDER A

Exhibits

3(i)	Articles of Incorporation of Registrant(1)

3(ii)	Bylaws of Registrant(1)

4	Form of Stock Certificate(1)

10(i)	2000 Incentive Stock Option Plan, a compensatory plan(2)

10(ii)	2000 Nonqualified Stock Option Plan for Directors, a compensatory plan(2)

10(iii)	Employment Agreement of John Q. Shaw, a management contract(1)

10(iv)	Employment Agreement of Lisa F. Campbell, a management contract(1)

10(v)	Salary Continuation Agreement with John Q. Shaw, a compensatory plan(1)

10(vi)	2004 Incentive Stock Option Plan, a compensatory plan(2)

10(vii)	Employment Agreement of William L. Hedgepeth II, a management contract(3)

10(viii)	Employment Agreement of J. Daniel Fisher, a management contract(3)

21	Subsidiaries (Filed herewith)

23	Consent of Dixon Hughes PLLC (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99(i)	Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders(4)

1.	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.
2.	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.
3.	Incorporated by reference from Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008.
4.	To be filed with the Securities and Exchange Commission pursuant to Rule 14a-6.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.
Registrant

	By:	/S/ WILLIAM L. HEDGEPETH, II
Date: March 26, 2010		William L. Hedgepeth, II President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ WILLIAM L. HEDGEPETH, II William L. Hedgepeth, II., President, Chief Executive Officer and Director	March 26, 2010

/S/ LISA F. CAMPBELL Lisa F. Campbell, Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2010

/S/ J. GARY CICCONE J. Gary Ciccone, Director	March 26, 2010

/S/ T. DIXON DICKENS T. Dixon Dickens, Director	March 26, 2010

/S/ JOHN W. MCCAULEY John W. McCauley, Director	March 26, 2010

/S/ OSCAR N. HARRIS Oscar N. Harris, Director	March 26, 2010

/S/ CLARENCE L. TART, JR. Clarence L. Tart, Jr., Director	March 26, 2010

/S/ GERALD W. HAYES, JR. Gerald W. Hayes, Jr., Director	March 26, 2010

/S/ D. RALPH HUFF III D. Ralph Huff III, Director	March 26, 2010

/S/ THURMAN C. GODWIN, JR. Thurman C. Godwin, Jr., Director	March 26, 2010

/S/ TRACY L. JOHNSON Tracy L. Johnson, Director	March 26, 2010

/S/ CARLIE C. MCLAMB Carlie C. McLamb, Director	March 26, 2010

/S/ MICHAEL S. MCLAMB Michael S. McLamb, Director	March 26, 2010

/S/ RAYMOND L. MULKEY JR. Raymond L. Mulkey Jr., Director	March 26, 2010

/S/ ANTHONY RAND Anthony Rand, Director	March 26, 2010

/S/ SHARON L. RAYNOR Sharon L. Raynor, Director	March 26, 2010

/S/ JAMES H. SMITH James H. Smith, Director	March 26, 2010

/S/ W. LYNDO TIPPETT W. Lyndo Tippett, Director	March 26, 2010

/S/ ANN H. THORNTON Ann H. Thornton, Director	March 26, 2010

RIDER B

EXHIBIT INDEX

Exhibit Number	Exhibit

3(i)	Articles of Incorporation.	*

3(ii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	2000 Incentive Stock Option Plan	*

10(ii)	2000 Nonstatutory Stock Option Plan	*

10(iv)	Employment Agreement of Lisa F. Campbell	*

10(v)	Executive Supplemental Retirement Plan Agreement With John Q. Shaw, Jr.	*

10(vi)	2004 Incentive Stock Option Plan	*

10(vii)	Employment Agreement of William L. Hedgepeth	*

10(viii)	Employment Agreement of J. Daniel Fisher	*

21	Subsidiaries	Filed herewith

23	Consent of Dixon Hughes PLLC	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

99(i)	Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders	*

*	Incorporated by reference