Form 10-Q
period 2010-03-31
NEW CENTURY BANCORP INC
filed 2010-05-14
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of May 11, 2010, the Registrant had outstanding 6,845,126 shares of Common Stock, $1 par value per share.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009*
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$7,970	$9,612
Interest-earning deposits in other banks	18,396	12,647
Federal funds sold	4,426	6,676
Investment securities available for sale, at fair value	92,281	96,259

Loans	496,448	481,176
Allowance for loan losses	(11,232)	(10,359)

NET LOANS	485,216	470,817

Accrued interest receivable	2,579	2,590
Stock in Federal Home Loan Bank of Atlanta, at cost	1,448	1,133
Other non marketable securities	1,010	1,004
Foreclosed real estate	2,680	2,530
Premises and equipment, net	12,218	12,191
Bank owned life insurance	7,530	7,465
Core deposit intangible	814	853
Other assets	6,315	6,642

TOTAL ASSETS	$642,883	$630,419

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$76,541	$72,294
Savings	25,065	26,407
Money market and NOW	98,203	93,677
Time	342,539	347,884

TOTAL DEPOSITS	542,348	540,262

Other short term debt	21,744	20,564
Long term debt	18,372	12,372
Accrued interest payable	388	349
Accrued expenses and other liabilities	5,097	2,463

TOTAL LIABILITIES	587,949	576,010

Shareholders’ Equity
Common stock, $1 par value, 10,000,000 shares authorized;
6,837,952 shares issued and outstanding at March 31, 2010 and December 31, 2009 , respectively	6,838	6,838
Additional paid-in capital	41,499	41,467
Retained earnings	5,125	4,668
Accumulated other comprehensive income	1,472	1,436

TOTAL SHAREHOLDERS’ EQUITY	54,934	54,409

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$642,883	$630,419

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,586	$7,423
Federal funds sold and interest-earning deposits in other banks	6	8
Investments	741	839

TOTAL INTEREST INCOME	8,333	8,270

INTEREST EXPENSE
Money market, NOW and savings deposits	302	370
Time deposits	2,008	3,123
FHLB Advances and other short term debt	64	71
Long term debt	72	109

TOTAL INTEREST EXPENSE	2,446	3,673

NET INTEREST INCOME	5,887	4,597

PROVISION FOR LOAN LOSSES	1,270	685

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,617	3,912

NON-INTEREST INCOME
Fees from pre-sold mortgages	28	147
Service charges on deposit accounts	439	435
Other fees and income	200	244

TOTAL NON-INTEREST INCOME	667	826

NON-INTEREST EXPENSE
Personnel	2,311	2,186
Occupancy and equipment	380	375
Deposit insurance	236	132
Professional fees	484	209
Information systems	546	352
Net loss on sale and write downs of foreclosed real estate	1	195
Other	648	630

TOTAL NON-INTEREST EXPENSE	4,606	4,079

INCOME BEFORE INCOME TAXES	678	659

INCOME TAXES	221	251

NET INCOME	$457	$408

NET INCOME PER COMMON SHARE
Basic	$0.07	$0.06

Diluted	$0.07	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,837,952	6,831,149

Diluted	6,845,714	6,835,476

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)

Balance at December 31, 2008	6,831,149	$6,831	$41,279	$13,110	$1,439	$62,659

Net income	—	—	—	408	—	408

Other comprehensive loss	—	—	—	—	(55)	(55)

Stock based compensation	—	—	47	—	—	47

Balance at March 31, 2009	6,831,149	$6,831	$41,326	$13,518	$1,384	$63,059

Balance at December 31, 2009	6,837,952	$6,838	$41,467	$4,668	$1,436	$54,409

Net income	—	—	—	457	—	457

Other comprehensive income	—	—	—	—	36	36

Stock based compensation	—	—	32	—	—	32

Balance at March 31, 2010	6,837,982	$6,838	$41,499	$5,125	$1,472	$54,934

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$457	$408
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,270	685
Depreciation and amortization of premises and equipment	167	194
Amortization and accretion of investment securities	212	71
Amortization of deferred loan fees and costs	(41)	(44)
Amortization of core deposit intangible	38	38
Stock-based compensation	32	47
Increase in cash surrender value of bank owned life insurance	(65)	(65)
Net loss on sale and write-downs of foreclosed real estate	1	195
(Gain) loss on mortgage-backed securities pay-downs	5	(17)
Change in assets and liabilities:
Decrease in accrued interest receivable	11	45
Decrease in other assets	299	415
Increase (decrease) in accrued expenses and other liabilities	2,673	(70)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,059	1,902

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	(315)	(24)
Purchases of investment securities available for sale	—	(17,150)
Maturities of investment securities available for sale	1,000	7,500
Mortgage-backed securities pay-downs	2,819	2,278
(Increase) decrease in federal funds sold	2,250	(5,977)
Increase interest earning deposits at other banks	(5,749)	(29)
Net increase in net loans outstanding	(15,780)	(11,073)
Proceeds from sale of foreclosed real estate	1	466
Proceeds from sale of premises and equipment	—	65
Purchases of premises and equipment	(193)	(12)

NET CASH USED BY INVESTING ACTIVITIES	(15,967)	(23,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	2,086	18,418
Increase (decrease) in other short term debt	(820)	4,233
Proceeds from short term FHLB advances	2,000	—
Proceeds from long term FHLB advances	6,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,266	22,651

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,642)	597

CASH AND CASH EQUIVALENTS, BEGINNING	9,612	8,124

CASH AND CASH EQUIVALENTS, ENDING	$7,970	$8,721

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended March 31,
	2010	2009
	(In thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$2,407	$3,655
Income taxes paid	164	—
Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	36	(55)
Transfers from loans to foreclosed real estate	152	195

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2010. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. There were 427,846 and 423,253 anti-dilutive options as of March 31, 2010 and 2009, respectively.

	Three Months Ended March 31,
	2010	2009
Weighted average shares used for basic net income per share	6,837,952	6,831,149

Effect of dilutive stock options	7,762	4,327

Weighted average shares used for diluted net income per share	6,845,714	6,835,476

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE C – COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)

Net income	$457	$408

Other comprehensive income:
Unrealized gains (losses) on investment securities available for sale	59	(88)
Tax effect	(23)	33

Total	36	(55)

Total comprehensive income	$493	$353

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of this standard did not have a material impact on our financial position or results of operation.

In January 2010, the FASB issued an Accounting Standards Update (“ASU”) entitled “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” (“ASU 820”) which amends ASC 820-10. This ASU requires new disclosures: (i) of significant transfers in and out of Levels 1 and 2 with reasons for the transfers; and (ii) activity in Level 3 fair value measurements, including purchases, sales, issuances, and settlements on a gross basis. In addition, the reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about inputs and valuation techniques used to measure fair value of both recurring and nonrecurring fair value measurements. The ASU includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (ASC 715-20). These amendments change the terminology from major categories of assets to classes of assets and provide a cross reference to ASC 820-10 on how to determine appropriate class to present fair value disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 fair value measurements, which

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. This ASU requires additional disclosures which will not have an impact on the Company’s results of operations or assets.

The Company has adopted ASC Topic 810, Amendments to FASB Interpretation No. 46(R). The Company has not invested and does not anticipate investing in any Variable Interest Entities. This pronouncement was effective after the beginning of fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

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

NOTE E – FAIR VALUE MEASUREMENTS

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Investment Securities Available-for-Sale

Investment securities, available-for-sale, are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level1securities include those securities traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include securities with significant other observable inputs such as quoted prices for similar assets and include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 securities have significant unobservable inputs that reflect the reporting entities own assumptions concerning the assumptions that market participants would use in pricing securities such as asset-backed securities in less liquid markets.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (dollars in thousands):

Investment securities available for sale March 31, 2010	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$52,813	$—	$52,813	$—
Mortgage-backed securities - GSE’s	32,115	—	32,115	—
Municipal bonds	7,353	—	7,353	—

Total	$92,281	$—	$92,281	$—

Investment securities available for sale December 31, 2009	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$53,992	$—	$53,992	$—
Mortgage-backed securities - GSE’s	34,884	—	34,884	—
Municipal bonds	7,383	—	7,383	—

Total	$96,259	$—	$96,259	$—

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

Foreclosed Real Estate

Foreclosed real estate are properties recorded at estimated fair value. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy when an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price. At March 31, 2010 total assets classified as foreclosed real estate totaled $2.7 million.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009 (dollars in thousands):

Asset Category March 31, 2010	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$6,212	$—	$—	$6,212

Foreclosed real estate	2,680	—	—	2,680

Total	$8,892	$—	$—	$8,892

Asset Category December 31, 2009	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$5,573	$—	$—	$5,573

Foreclosed real estate	2,530	—	—	2,530

Total	$8,103	$—	$—	$8,103

As of March 31, 2010, the Bank identified $19.0 million in impaired loans, of which $11.6 million required a specific allowance of $5.4 million. As of December 31, 2009, the Bank identified $16.5 million in impaired loans, of which $9.7 million required a specific allowance of $4.2 million.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F – INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	March 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)

Securities available for sale:
U.S. government agencies
Within 1 year	$18,872	$236	$—	$19,108
After 1 year but within 5 years	33,191	537	23	33,705

U.S. agency sponsored mortgage-backed Securities
Within 1 year	2,632	28	—	2,660
After 1 year but within 5 years	26,479	1,380	—	27,859
After 5 years but within 10 years	1,522	74	—	1,596

Municipal bonds
After 1 year but within 5 years	1,416	44	—	1,460
After 5 years but within 10 years	3,873	136	1	4,008
After 10 years	1,898	10	23	1,885

	$89,883	$2,445	$47	$92,281

As of March 31, 2010, accumulated other comprehensive income, net of deferred income taxes, included unrealized net gains of $2.4 million, net of deferred income taxes of $0.9 million.

	December 31, 2009
	Amortized cost	Gross unrealized Gains	Gross unrealized losses	Fair value
	(In thousands)

Securities available for sale:
U.S. government agencies
Within 1 year	$13,832	$196	$1	$14,027
After 1 year but within 5 years	39,430	604	69	39,965

U.S. agency sponsored mortgage-backed Securities
Within 1 year	1,456	14	—	1,470
After 1 year but within 5 years	31,293	1,368	—	32,661
After 5 years but within 10 years	717	36	—	753

Municipal bonds
After 1 year but within 5 years	1,160	41	—	1,201
After 5 years but within 10 years	4,133	156	3	4,286
After 10 years	1,898	13	15	1,896

	$93,919	$2,428	$88	$96,259

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F – INVESTMENT SECURITIES (continued)

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)

Securities available for sale:
U.S. government agencies
Within 1 year	$13,832	$196	$1	$14,027
After 1 year but within 5 years	39,430	604	69	39,965

U.S. agency sponsored mortgage-backed Securities
Within 1 year	1,456	14	—	1,470
After 1 year but within 5 years	31,293	1,368	—	32,661
After 5 years but within 10 years	717	36	—	753

Municipal bonds
After 1 year but within 5 years	1,160	41	—	1,201
After 5 years but within 10 years	4,133	156	3	4,286
After 10 years	1,898	13	15	1,896

	$93,919	$2,428	$88	$96,259

As of December 31, 2009, accumulated other comprehensive income, net of deferred income taxes, included unrealized net gains of $2.3 million, net of deferred income taxes of $0.9 million.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009.

	March 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)

Securities available for sale:
U.S. government agencies	$9,305	$23	$—	$—	$9,305	$23
Mortgage-backed securities GSE’s	—	—	—	—	—	—
Municipal bonds	1,624	24	—	—	1,624	24

Total temporarily impaired securities	$10,929	$47	$—	$—	$10,929	$47

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F – INVESTMENT SECURITIES (continued)

	December 31, 2009
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

NOTE G – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

	Carrying Amount	Estimated Fair Value
As of March 31, 2010	(In thousands)
Financial assets:
Cash and due from banks	$7,970	$7,970
Interest-earning deposits in other banks	18,396	18,396
Federal funds sold	4,426	4,426
Investment securities available for sale	92,281	92,281
Loans, net	485,216	483,001
Accrued interest receivable	2,579	2,579
Stock in the Federal Home Loan Bank	1,448	1,448
Other non marketable securities	1,010	1,010
Bank owned life insurance	7,530	7,530

Financial liabilities:
Deposits	$542,348	$547,062
Short term debt	21,744	21,744
Long term debt	18,372	13,670
Accrued interest payable	388	388

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	Carrying Amount	Estimated Fair Value
As of December 31, 2009	(In thousands)
Financial assets:
Cash and due from banks	$9,612	$9,612
Interest-earning deposits in other banks	12,647	12,647
Federal funds sold	6,676	6,676
Investment securities available for sale	96,259	96,259
Loans, net	470,817	468,668
Accrued interest receivable	2,590	2,590
Stock in the Federal Home Loan Bank	1,133	1,133
Other non marketable securities	1,004	1,004
Bank owned life insurance	7,465	7,465

Financial liabilities:
Deposits	$540,262	$545,985
Short term debt	20,564	20,564
Long term debt	12,372	7,820
Accrued interest payable	349	349

Cash and Due from Banks, Interest-Earning Deposits in Other Banks and Federal Funds Sold

The carrying amounts for cash and due from banks, interest-earning deposits in other banks and federal funds sold approximate fair value because of the short maturities of those instruments.

Investment Securities Available for Sale

Fair value for investment securities available for sale as discussed in Note E equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Bank Owned Life Insurance

The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Deposits

The fair value of demand deposits is the amount payable on demand at the reporting date. The fair values of time deposits are estimated using the rates currently offered for instruments of similar remaining maturities. Fair value does not include an adjustment for the core deposit intangible.

Short Term Debt and FHLB Advances

The fair values of short term debt (sweep accounts that re-price weekly) and FHLB advances are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

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

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments.

NOTE H – SUBSEQUENT EVENTS

On May 11, 2010, the Shareholders’ of the Company approved the implementation of the New Century Bancorp, Inc. 2010 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights. Officers and other full-time employees of the Corporation and the Bank, including executive officers and directors, are eligible to receive awards under the Omnibus Plan. However, no projections have been made as to specific award terms or recipients.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE H – SUBSEQUENT EVENTS (Continued)

An aggregate of 250,000 shares of the Corporation’s common stock, subject to adjustment in certain circumstances, have been reserved for issuance under the terms of the Omnibus Plan. As of March 31, 2010, the Corporation had outstanding stock options covering 525,327 shares of common stock, or approximately 7.68% of the Corporation’s shares of common stock issued and outstanding. The Corporation believes that the Omnibus Plan pool of 250,000 shares of common stock, which represents approximately 3.66% of the Corporation’s issued and outstanding shares of common stock will provide an adequate reserve for equity-based compensation for the foreseeable future, while not unduly diluting the interests of shareholders.

The purposes of the Omnibus Plan are to enhance shareholder value by providing a non-cash performance incentive for key employees and directors of the Corporation, to encourage the continued employment of current employees, to align the interests of current employees with those of shareholders and to assist the Corporation in the recruitment of new key employees and directors by facilitating their ownership of the Corporation’s common stock. The Omnibus plan is administered by the Compensation Committee of the Board of Directors. Each grant under the Omnibus Plan will be evidenced by a written agreement between the Corporation and the employee or director receiving the award.

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

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small-to medium-sized businesses located in Harnett, Hoke, Cumberland, Johnston, Robeson, Sampson, Wayne, and Pitt counties. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking, savings accounts and certificates of deposit. Deposit services are not offered in Pitt County. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

Comparison of Financial Condition at

March 31, 2010 and December 31, 2009

During the first three months of 2010, total assets grew by $12.5 million to $642.9 million as of March 31, 2010. Earning assets at March 31, 2010 totaled $602.8 million and consisted of $485.2 million in net loans, $92.3 million in investment securities, $22.8 million in overnight investments and interest-bearing deposits in other banks and $2.5 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the third quarter were $542.3 million and $54.9 million, respectively.

Since the end of 2009, gross loans have increased by $15.3 million to $496.4 million as of March 31, 2010. Gross loans consisted of $70.8 million in commercial and industrial loans, $206.3 million in commercial real estate loans, $23.7 million in multi-family residential loans, $12.1 million in consumer loans, $105.2 million in residential real estate, and $78.3 million in construction loans.

At March 31, 2010, the Company held $4.4 million in federal funds sold, a decrease of $2.3 million from December 31, 2009. Interest-earning deposits in other banks were $18.4 million at March 31, 2010, a $5.7 million increase from December 31, 2009. The Company’s investment securities at March 31, 2010 were $92.3 million, a decrease of $4.0 million from December 31, 2009. The investment portfolio as of March 31, 2010 consisted of $52.1 million in government agency debt securities, $30.6 million in mortgage-backed securities and $7.2 million in municipal securities. The unrealized gain on these securities was $2.4 million.

The Company also holds at March 31, 2010 an investment of $1.4 million in the form of Federal Home Loan Bank stock and $1.0 million in other non-marketable marketable securities compared to $1.1 million in Federal home Loan Bank Stock and $1.0 million in other non-marketable marketable securities at December 31,2009.

At March 31, 2010, non-earning assets were $40.1 million, which reflects a decrease of $1.8 million from the $41.9 million as of December 31, 2009. Non-earning assets as of March 31, 2010 included $8.0 million in cash and due from banks, bank premises and equipment of $12.2 million, core deposit intangible of $0.8 million, accrued interest receivable of $2.6 million, foreclosed real estate of $2.7 million, and other assets totaling $6.3 million. Also, the Company also has an investment in bank owned life insurance of $7.5 million at March 31, 2010, which increased $65,000 from December 31, 2009 due to an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

Total deposits at March 31, 2010 were $542.3 million and consisted of $76.5 million in non-interest-bearing demand deposits, $98.2 million in money market and NOW accounts, $25.1 million in savings accounts, and $342.5 million in time deposits. Total deposits grew by $2.1 million from $540.2 million as of December 31, 2009. The Bank had no brokered deposits as of March 31, 2010.

As of March 31, 2010, the Company had $21.7 million in short-term debt and $18.4 million in long-term debt. Short-term debt consisted of $19.7 million of repurchase agreements with local customers and $2.0 million of FHLB advances. Long-term debt consisted of $12.4 million of junior subordinated debentures that were issued in September 2004 and $6.0 million in FHLB advances. The proceeds of the junior subordinated debentures have provided capital for the expansion of the Bank.

Total shareholders’ equity at March 31, 2010 was $54.9 million, an increase of $525,000 from $54.4 million as of December 31, 2009. Other comprehensive income relating to available for sale securities increased $36,000 to $1.5 million for the quarter ended March 31, 2010. Other changes in shareholders’ equity included $32,000 in stock-based compensation, and net income of $457,000 for the three months ending March 31, 2010.

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

At March 31, 2010, the Company had nearly $2.2 million in loans that were 30-89 days past due. This represented 0.45% of gross loans outstanding on that date. This is an increase from December 31, 2009 when there were $2.0 million in loans that were 30-89 days past due, or 0.41% of gross loans outstanding. The increase in past dues is spread throughout each category of the loan portfolio and is due primarily to the continued weakening of economic conditions both locally and nationally. Non-accrual loans increased $3.0 million during the first three months of 2010 to $19.0 million as of March 31, 2010. This increase in non-accrual loans during the quarter ending March 31, 2010 is due primarily to one relationship totaling approximately $3.0 million that was deemed to be impaired and placed into non-accrual status during the quarter.

The percentage of non-performing loans (non-accrual loans and loans that were 90 days or more past due but still in accruing status) to total loans increased 50 basis points from 3.32% at December 31, 2009 to 3.82% at March 31, 2010. The Company had no loans that were considered troubled debt restructured loans.

As of March 31, 2010, there were $19.0 million of loans that were considered to be impaired due to being in non-accrual status. $11.6 million of these impaired loans required a specific reserve of $5.4 million at March 31, 2010. At December 31, 2009, $16.5 million in loans, which was comprised of $16.0 million in non-accrual loans and $500,000 in other loans that management had classified as impaired for other reasons, were classified as impaired of which $9.7 million required a specific reserve of $4.2 million. The allowance for loan losses was $11.2 million at March 31, 2010 or 2.26% of gross loans outstanding. This is an increase of 11 basis points from the 2.15% of gross loans at December 31, 2009. The allowance for loan losses at March 31, 2010 represented 59.3% of impaired loans compared to 63.3% at December 31, 2009. This increase in the allowance for the first three months of 2010 resulted from provisions for loan losses of $1.3 million, partially offset by net charge-offs of $0.1 million. Most of the loans charged-off in 2010 were classified as impaired at December 31, 2009 and had been specifically reserved for as part of the allowance for loan loss calculation. It is management’s assessment that the allowance for loan losses as of March 31, 2010 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be made that further adjustments to the allowance for loan losses may not be deemed necessary.

The total non-performing assets, (non-accrual loans and foreclosed real estate), at March 31, 2010 and December 31, 2009 were $21.7 million and $18.6 million. The allowance for loan losses at March 31, 2010 represented 51.9% of non-performing assets compared to 55.8% at December 31, 2009.

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

ADC Loans

As of March 31, 2010

(dollars are in thousands)

	Construction	Land and Land Development	Total

Total ADC loans	$53,813	$24,544	$78,357

Average Loan Size	$168	$366

Percentage of total loans	10.84%	4.94%	15.78%

Non-accrual loans	$1,512	$741	$2,253

At March 31, 2010 the ADC portfolio consists of $53.8 million in construction loans and $24.5 million in land and land development loans. The average loan size is less than $200,000 for construction loans and $400,000 for land and land development loans. Total ADC loans represent 15.78% or $78.4 million of the total loan portfolio. $2.3 million of the ADC portfolio are in non-accrual status. This represents 2.88% of all ADC loans. Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

Included in ADC loans and residential real estate loans were loans that exceeded regulatory loan to value (“LTV”) guidelines. The Company had $9.3 million at March 31, 2010 and $10.8 million at December 31, 2009 in non 1-4 family residential loans that exceeded the regulatory LTV limits; and $16.2 million at March 31, 2010 and $17.2 million at December 31, 2009 of 1-4 family residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 36.7% and 40.7% of total risk based capital as of March 31, 2010 and December 31, 2009, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market continues to weaken in terms of both market activity and collateral valuations.

ADC Loans

As of December 31, 2009

(dollars are in thousands)

	Construction	Land and Land Development	Total

Total ADC loans	$46,296	$24,440	$70,736

Average Loan Size	$183	$298

Percentage of total loans	9.62%	5.08%	14.70%

Non-accrual loans	$1,370	$677	$2,047

At December 31, 2009 the ADC portfolio consisted of $46.3 million in construction loans and $24.4 million in land and land development loans. The average loan size was less than $200,000 for construction loans and $300,000 for land and land development loans. At December 31, 2009, total ADC loans represented 14.70% or $70.7 million of the total loan portfolio. $2.0 million of the ADC portfolio was in non-accrual status as of year-end. This represents 2.89% of all ADC loans.

Other Lending Risk Factors

Interest Only Payments - Another potential source of risk that exists in the total loan portfolio pertains to loans with interest only payment terms. At March 31, 2010 and December 31, 2009, the Company had $163.3 million and $157.2 million, respectively, in loans that had terms permitting interest only payments. This represented 32.9% and 32.7% of the total loan portfolio at March 31, 2010 and December 31, 2009, respectively. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio are interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations - Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit concentrations totaled $43.6 million or 8.8% of total loans at March 31, 2010 compared to $40.6 million or 8.5% of total loans at December 31, 2009. The Company’s ten largest customer loan relationship concentrations totaled $77.0 million or 15.5% of total loans at March 31, 2010 compared to $78.2 million or 16.2% of total loans at December 31, 2009. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, material adverse impact on the capital position and results of operations for the Company.

Business Sector Concentrations - Loan concentrations in certain business sectors impacted by lower than normal retail sales, higher unemployment, and lower charitable contribution levels may also pose additional risk to the Company’s capital position and results of operations. Federal Regulators have established a Commercial Real Estate benchmark of 40% of Risk-Based Capital for any single product line. At March 31, 2010 the Company had two product type groups which exceeded this guideline: 1-4 Family Rental and Office Buildings. The 1-4 Family Rental group represented 43% of Risk-Based Capital or $30.0 million. The Office Building group represented 46% of Risk-Based Capital or $31.8 million. Hotels were just below the benchmark at 36% of Risk-Based Capital or $24.9 million. At December 31, 2009 the Company had one product type group which exceeded this guideline: 1-4 Family Rental. At December 31, 2009, the 1-4 Family Rental group represented 44% of Risk-Based Capital or $29.9 million and Office Buildings were just below the benchmark at 39% of Risk-Based Capital or $26.7 million. All other Commercial Real Estate groups were well under the 40% threshold.

Geographic Concentrations - Certain risks exist arising from geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and home equity lines of credit (“HELOC”) loans.

As of March 31, 2010	ADC Loans	Percent	HELOC	Percent

Harnett County	$8,938	11.4%	$7,606	20.0%
Cumberland County	25,859	33.0%	4,844	12.7%
All other locations	43,560	55.6%	25,672	67.3%

Total	$78,357	100.0%	$38,122	100.0%

As of December 31, 2009	ADC Loans	Percent	HELOC	Percent

Harnett County	$7,942	11.2%	$7,947	20.7%
Cumberland County	27,162	38.3%	6,303	17.1%
All other locations	35,632	50.5%	24,232	62.2%

Total	$70,736	100.0%	$38,482	100.0%

The following is a roll forward of the Company’s allowance for loan losses as of March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)
Allowance for loan losses at beginning of period	$10,359	$8,860
Provision for loan losses	1,270	685
Charge-offs	(431)	(1,910)
Recoveries	374	157
Adjustments for loan participant share	(340)	—

Allowance for loan losses at end of period	$11,232	$7,792

At March 31, 2010, the Company had one loan participation that had a full provision for loan losses recorded for both the Company’s portion of the loan and the participant purchaser’s portion of the loan, which resulted in a $340,000 reclassification between the allowance for loan losses and other liabilities for the participated portion of the loan.

Comparison of Results of Operations for the

Three months ended March 31, 2010 and 2009

General. During the first quarter of 2010, the Company had net income of $457,000 as compared with net income of $408,000 for the same quarter in 2009. Net income per share for the quarter was $.07 per share, basic and diluted, compared with a net income per share of $.06 per share, basic and diluted, for the first quarter of 2009. First quarter 2010 results were impacted by a higher provision for loan losses of $1.3 million, compared to $685,000 for the same period in 2009. The Company did experience an increase in net interest margin of 81 basis points to 4.08% for the period ending March 31, 2010 as compared to the same period in 2009.

Net Interest Income. Net interest income increased by $1.3 million to $5.9 million for the first quarter of 2010. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets, partially offset by growth in those assets. Average total interest-earning assets were $585.3 million in the first quarter of 2010 compared with $570.2 million during the same period in 2009 and the yield on those assets decreased 11 basis points from 5.88% to 5.77%. Total interest income reversed on loans transferred to non-accrual status for the three months ended March 31, 2010 and 2009 was $132,000 and $34,000, respectively, or 9 and 2 basis points on average interest-earning assets for the respective periods mentioned.

The Company’s average interest-bearing liabilities grew by $8.8 million to $497.1 million for the quarter ended March 31, 2010 from $488.3 million for the same period one year earlier and the cost of those funds decreased from 3.05% to 2.00% or 105 basis points. During the first quarter of 2010, the Company’s net interest margin was 4.08% and net interest spread was 3.78%. For the quarter ended March 31, 2009, net interest margin was 3.27% and net interest spread was 2.83%

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $1.3 million provision for loan losses in the first quarter of 2010, representing an increase of $585,000 from the $685,000 provision made in the same period of 2009. The first quarter 2010 provision for loan losses was impacted by the downgrading of loans, resulting from both internal and external loan reviews and an increase in the level of non-performing loans resulting in changes in the specific reserves provided on these loans.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2010 was $667,000, a decrease of $159,000 from the first quarter of 2009. Service charges on deposit accounts remained approximately the same at $439,000 for the quarter ended March 31, 2010 as compared to $435,000 for the same period for 2009. Mortgage fee income declined $119,000 to $28,000 for the quarter ended March 31, 2010 as compared to the same period in 2009, primarily as a result of the Company’s third party provider for the funding of mortgage loans going out of business in August of 2009. Other non-deposit fees and income decreased $44,000 to $200,000 for the quarter ended March 31, 2010 as compared to the same period in 2009 primarily as a result of a $24,000 decrease in rental income on foreclosed real estate and a $22,000 decrease in gains on principal pay-downs on mortgage backed securities.

Non-Interest Expenses. Non-interest expenses increased by $527,000 to $4.6 million for the quarter ended March 31, 2010, from $4.1 million for the same period in 2009. The following are highlights of the significant differences in non-interest expenses during the first quarter of 2009 versus the first quarter of 2010:

•	Personnel expenses increased to $2.3 million for the quarter ended March 31, 2010 compared to $2.2 million for the same quarter in 2009.

•	FDIC insurance expense was $236,000 for the quarter ended March 31, 2010 compared to $132,000 for the same quarter in 2009.

•

Professional fees increased $275,000 to $484,000 for the quarter ended March 31, 2010 compared to $209,000 for the quarter ended March 31, 2009, primarily as a result of one-time costs pertaining to the Company’s core processing system conversion together with costs pertaining to the development of an earnings enhancement and cost saving analysis and implementation program.

•

Information systems expenses increased by $194,000 to $546,000 for the quarter ending March 31, 2010 as compared to the same period in 2009 primarily as a result of the costs pertaining to the Company’s core processing system conversion.

•	Other non-interest expenses increased $18,000 to $648,000 for the quarter ended March 31, 2010 from $630,000 for the same period in 2009.

Provision for Income Taxes. The Company’s effective tax rate was 32.6% and a 38.1% for the quarters ended March 31, 2010 and 2009, respectively.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 19.1% of total assets at March 31, 2010.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established, as of March 31, 2010, new credit lines with other financial institutions to purchase up to $44.0 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $23.5 million of qualifying loans is pledged to the FHLB to secure borrowings. At March 31, 2010, the Company had $8.0 million outstanding in FHLB advances. Another source of short-term borrowings is securities sold under agreements to repurchase. At March 31, 2010, total borrowings consisted of securities sold under agreements to repurchase of $19.7 million and junior subordinated debentures of $12.4 million. In addition, the Company has $3.0 million of securities pledged to the Federal Reserve to be able to access the discount window.

Total deposits were $542.3 million at March 31, 2010. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 63.2% of total deposits at March 31, 2010. Time deposits of $100,000 or more represented 31.2% of the Company’s total deposits at March 31, 2010. At quarter end, the Company had no brokered time deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs. However, the Bank Holding Company’s primary source of funds is dividends from its sole subsidiary, the Bank, and is dependent on these dividends as a cash flow requirement to service debt obligations.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 8.54% at March 31, 2010.

As the following table indicates, at March 31, 2010, the Company and its bank subsidiary exceeded regulatory capital requirements.

New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement
Total risk-based capital ratio	13.60%	8.00%
Tier 1 risk-based capital ratio	12.34%	4.00%
Leverage ratio	10.35%	4.00%

New Century Bank	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	13.27%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.01%	4.00%	6.00%
Leverage ratio	10.07%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the trust preferred securities qualify as Tier 1 capital as of March 31, 2010. Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

REGULATORY MATTERS

The Bank’s outstanding Memorandum of Understanding with the FDIC and the North Commissioner of Bank’s was terminated on February 12, 2010.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures. At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2010. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NEW CENTURY BANCORP, INC.

Date: May 14, 2010	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: May 14, 2010	By:	/s/ Lisa F. Campbell
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