Form 10-Q
period 2010-06-30
NEW CENTURY BANCORP INC
filed 2010-08-13
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of August 10, 2010, the Registrant had outstanding 6,913,636 shares of Common Stock, $1 par value per share.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009*
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$9,800	$9,612
Interest-earning deposits in other banks	40,060	12,647
Federal funds sold	10,572	6,676
Investment securities available for sale, at fair value	86,036	96,259

Loans	490,883	481,176
Allowance for loan losses	(10,006)	(10,359)

NET LOANS	480,877	470,817

Accrued interest receivable	2,706	2,590
Stock in Federal Home Loan Bank of Atlanta, at cost	1,448	1,133
Other non marketable securities	1,032	1,004
Foreclosed real estate	3,215	2,530
Premises and equipment, net	13,036	12,191
Bank owned life insurance	7,596	7,465
Core deposit intangible	776	853
Other assets	5,847	6,642

TOTAL ASSETS	$663,001	$630,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$77,308	$72,294
Savings	24,939	26,407
Money market and NOW	111,135	93,677
Time	352,649	347,884

TOTAL DEPOSITS	566,031	540,262
Short term debt	20,138	20,564
Long term debt	18,372	12,372
Accrued interest payable	398	349
Accrued expenses and other liabilities	1,620	2,463

TOTAL LIABILITIES	606,559	576,010

Shareholders’ Equity
Common stock, $1 par value, 10,000,000 shares authorized;
6,891,784 shares issued and outstanding at June 30, 2010 and 6,837,952 shares at December 31, 2009, respectively	6,892	6,838
Additional paid-in capital	41,723	41,467
Retained earnings	6,199	4,668
Accumulated other comprehensive income	1,628	1,436

TOTAL SHAREHOLDERS’ EQUITY	56,442	54,409

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$663,001	$630,419

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,815	$7,208	$15,402	$14,631
Federal funds sold and interest-earning deposits in other banks	18	6	23	15
Investments	691	827	1,432	1,665

TOTAL INTEREST INCOME	8,524	8,041	16,857	16,311

INTEREST EXPENSE
Money market, NOW and savings deposits	331	334	633	704
Time deposits	1,957	2,950	3,964	6,074
FHLB Advances and other short term debt	72	73	136	143
Long term debt	74	102	146	212

TOTAL INTEREST EXPENSE	2,434	3,459	4,879	7,133

NET INTEREST INCOME	6,090	4,582	11,978	9,178
PROVISION FOR LOAN LOSSES	639	1,414	1,909	2,100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,451	3,168	10,069	7,078

NON-INTEREST INCOME
Fees from pre-sold mortgages	54	86	81	233
Service charges on deposit accounts	438	479	877	914
Other fees and income	178	195	384	440

TOTAL NON-INTEREST INCOME	670	760	1,342	1,587

NON-INTEREST EXPENSE
Personnel	2,312	2,155	4,623	4,341
Occupancy and equipment	390	376	770	751
Deposit insurance	233	507	469	639
Professional fees	400	284	883	493
Information systems	355	350	901	702
Net loss on sale and write downs of foreclosed real estate	26	44	26	239
Loss on impairment on non-marketable securities	—	51	—	51
Other	781	661	1,439	1,290

TOTAL NON-INTEREST EXPENSE	4,497	4,428	9,111	8,506

INCOME (LOSS) BEFORE INCOME TAXES	1,624	(500)	2,300	159
INCOME TAXES (BENEFIT)	549	(247)	769	4

NET INCOME (LOSS)	$1,075	$(253)	$1,531	$155

NET INCOME (LOSS) PER COMMON SHARE
Basic	$.16	$(.04)	$.22	$.02

Diluted	$.16	$(.04)	$.22	$.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,846,437	6,831,973	6,842,218	6,831,563

Diluted	6,862,095	6,831,973	6,851,055	6,842,137

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total shareholders’
	Shares	Amount	capital	earnings	income	equity
		(Amounts in thousands, except share data)

Balance at December 31, 2008	6,831,149	$6,831	$41,279	$13,110	$1,439	$62,659

Net income	—	—	—	155	—	155

Other comprehensive income	—	—	—	—	16	16

Exercise of stock options	5,000	5	18	—	—	23

Stock based compensation	—	—	94	—	—	94

Balance at June 30, 2009	6,836,149	$6,836	$41,391	$13,265	$1,455	$62,947

Balance at December 31, 2009	6,837,952	$6,838	$41,467	$4,668	$1,436	$54,409

Net income	—	—	—	1,531	—	1,531

Other comprehensive income	—	—	—	—	192	192

Exercise of stock options	53,832	54	177	—	—	231

Tax benefit from option exercises	—	—	16	—	—	16

Stock based compensation	—	—	63	—	—	63

Balance at June 30, 2010	6,891,784	$6,892	$41,723	$6,199	$1,628	$56,442

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net operating income	$1,531	$155
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,909	2,100
Depreciation and amortization of premises and equipment	381	384
Amortization and accretion of investment securities	424	202
Amortization of deferred loan fees and costs	(80)	(81)
Amortization of core deposit intangible	77	77
Stock-based compensation	63	94
Loss on write down on other assets	—	13
Increase in cash surrender value of bank owned life insurance	(131)	(131)
Net loss on sale and write-downs of foreclosed real estate	27	239
(Gain) loss on mortgage-backed securities pay-downs	14	(7)
Loss on impairment on non marketable securities	—	51
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(116)	25
Decrease in other assets	606	454
Increase (decrease) in accrued expenses and other liabilities	(793)	157

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,912	3,732

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) redemption of FHLB stock	(315)	21
Purchases of investment securities available for sale	—	(23,869)
Maturities of investment securities available for sale	4,000	8,800
Mortgage-backed securities pay-downs	6,096	6,114
(Increase) decrease in federal funds sold	(3,896)	9,961
Increase interest earning deposits at other banks	(27,413)	(7,077)
Net increase in net loans outstanding	(15,161)	(10,584)
Proceeds from sale of loans	1,300	—
Proceeds from sale of foreclosed real estate	1,260	1,342
Proceeds from sale of premises and equipment	—	65
Purchases of premises and equipment	(1,185)	(251)

NET CASH USED BY INVESTING ACTIVITIES	(35,314)	(15,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	25,769	22,502
Increase (decrease) in other short term debt	(2,426)	286
Proceeds from short term FHLB advances	2,000	—
Proceeds from long term FHLB advances	6,000	—
Tax benefit from exercise of stock options	16	—
Proceeds from the exercise of stock options	231	23

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,590	22,811

NET INCREASE IN CASH AND CASH EQUIVALENTS	188	11,065

CASH AND CASH EQUIVALENTS, BEGINNING	9,612	8,124

CASH AND CASH EQUIVALENTS, ENDING	$9,800	$19,189

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$4,830	$7,189
Income taxes paid	939	—
Non-cash transactions:
Unrealized gains on investment securities available for sale, net of tax	192	16
Transfers from loans to foreclosed real estate	1,972	978

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2010. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. There were 424,336 and 420,406 anti-dilutive options as of June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average shares used for basic net income per share	6,846,437	6,831,973	6,842,218	6,831,563

Effect of dilutive stock options	15,658	—	8,837	10,574

Weighted average shares used for diluted net income per share	6,862,095	6,831,973	6,851,055	6,842,137

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE C - COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Net income (loss)	$1,075	$(253)	$1,531	$155

Other comprehensive income:
Unrealized gain on investment
Securities - available for sale	252	115	312	27
Tax effect	(97)	(44)	(120)	(11)

Total	155	71	192	16

Total comprehensive income (loss)	$1,230	$(182)	$1,723	$171

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20 entitled Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which amends Accounting Standards Codification (“ASC”) No. 820-10. The update requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The amendments that require disclosures as of the end of a reporting period are effective for the periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for the periods beginning on or after December 15, 2010. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

In January 2010, the FASB issued an ASU entitled Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (“ASU 820”) which amends ASC 820-10. This ASU requires new disclosures: (i) of significant transfers

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

in and out of Levels 1 and 2 with reasons for the transfers; and (ii) activity in Level 3 fair value measurements, including purchases, sales, issuances, and settlements on a gross basis. In addition, the reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about inputs and valuation techniques used to measure fair value of both recurring and nonrecurring fair value measurements. The ASU includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (ASC 715-20). These amendments change the terminology from major categories of assets to classes of assets and provide a cross reference to ASC 820-10 on how to determine appropriate class to present fair value disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 non-recurring fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years.

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those securities traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include securities with significant other observable inputs such as quoted prices for similar assets and include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 securities have significant unobservable inputs that reflect the reporting entities own assumptions concerning the assumptions that market participants would use in pricing securities such as asset-backed securities in less liquid markets.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (dollars in thousands):

Investment securities available for sale June 30, 2010	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$49,700	$—	$49,700	$—
Mortgage-backed securities - Government Sponsored Entities (“GSE’s”)	28,911	—	28,911	—
Municipal bonds	7,425	—	7,425	—

Total	$86,036	$—	$86,036	$—

Investment securities available for sale December 31, 2009	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$53,992	$—	$53,992	$—
Mortgage-backed securities - GSE’s	34,884	—	34,884	—
Municipal bonds	7,383	—	7,383	—

Total	$96,259	$—	$96,259	$—

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

Foreclosed Real Estate

Foreclosed real estate are properties recorded at estimated fair value. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy when an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value. At June 30, 2010 assets classified as foreclosed real estate totaled $3.2 million.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009 (dollars in thousands):

Asset Category June 30, 2010	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$4,649	$—	$—	$4,649
Foreclosed real estate	3,215	—	—	3,215

Total	$7,864	$—	$—	$7,864

Asset Category December 31, 2009	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$5,573	$—	$—	$5,573
Foreclosed real estate	2,530	—	—	2,530

Total	$8,103	$—	$—	$8,103

As of June 30, 2010, the Bank identified $13.9 million in impaired loans, of which $8.4 million required a specific allowance of $3.8 million. As of December 31, 2009, the Bank identified $16.5 million in impaired loans, of which $9.7 million required a specific allowance of $4.2 million.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	June 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies
Within 1 year	$22,938	$180	$1	$23,117
After 1 year but within 5 years	25,925	658	—	26,583

U.S. agency sponsored mortgage-backed securities
Within 1 year	2,191	19	—	2,210
After 1 year but within 5 years	25,149	1,552	—	26,701
After 5 years but within 10 years	—	—	—	—

Municipal bonds
Within 1 year	200	4	—	204
After 1 year but within 5 years	1,546	55	—	1,601
After 5 years but within 10 years	3,613	176	—	3,789
After 10 years	1,823	14	6	1,831

	$83,385	$2,658	$7	$86,036

As of June 30, 2010, accumulated other comprehensive income, net of deferred income taxes, included unrealized net gains of $2.7 million, net of deferred income taxes of $1.0 million.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009.

	June 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
U.S. government agencies	$540	$1	$—	$—	$540	$1
Municipal bonds	1,133	6	—	—	1,133	6

Total temporarily impaired securities	$1,673	$7	$—	$—	$1,673	$7

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
U.S. government agencies	$10,884	$70	$—	$—	$10,884	$70
Municipal bonds	1,630	18	—	—	1,630	18

Total temporarily impaired securities	$12,514	$88	$—	$—	$12,514	$88

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

	Carrying Amount	Estimated Fair Value
	(In thousands)
As of June 30, 2010
Financial assets:
Cash and due from banks	$9,800	$9,800
Interest-earning deposits in other banks	40,060	40,060
Federal funds sold	10,572	10,572
Investment securities available for sale	86,036	86,036
Loans, net	480,877	478,473
Accrued interest receivable	2,706	2,706
Bank owned life insurance	7,596	7,596

Financial liabilities:
Deposits	$566,031	$571,691
Short term debt	20,138	20,138
Long term debt	18,372	13,670
Accrued interest payable	398	398

As of December 31, 2009
Financial assets:
Cash and due from banks	$9,612	$9,612
Interest-earning deposits in other banks	12,647	12,647
Federal funds sold	6,676	6,676
Investment securities available for sale	96,259	96,259
Loans, net	470,817	468,668
Accrued interest receivable	2,590	2,590
Bank owned life insurance	7,465	7,465

Financial liabilities:
Deposits	$540,262	$545,985
Short term debt	20,564	20,564
Long term debt	12,372	7,820
Accrued interest payable	349	349

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

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, the values likely do not represent exit prices due to distressed market conditions. Therefore, incremental market risks and liquidity discounts were subtracted to reflect illiquid and distressed conditions at June 30, 2010 and December 31, 2009.

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

NOTE H – SUBSEQUENT EVENTS

On May 11, 2010, the shareholders of the Company approved the implementation of the New Century Bancorp, Inc. 2010 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights. Officers and other full-time employees of the Company and the Bank, including executive officers and directors, are eligible to receive awards under the Omnibus Plan. However, no projections have been made as to specific award terms or recipients.

On July 27, 2010, the board of directors of the Company formally adopted the Omnibus Plan, which had previously been approved by the Company’s shareholders at the annual meeting of shareholders held on May 11, 2010.

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

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small-to medium-sized businesses located in the North Carolina counties of Harnett, Hoke, Cumberland, Johnston, Pitt, Robeson, Sampson, and Wayne. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking, savings accounts and certificates of deposit. Deposit services are not offered in Pitt County. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

Comparison of Financial Condition at

June 30, 2010 and December 31, 2009

During the first six months of 2010, total assets grew by $32.6 million to $663.0 million as of June 30, 2010. Earning assets at June 30, 2010 totaled $619.9 million and consisted of $480.9 million in net loans, $86.0 million in investment securities, $50.5 million in overnight investments and interest-bearing deposits in other banks and $2.5 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the second quarter of 2010 were $566.0 million and $56.4 million, respectively.

Since the end of 2009, gross loans have increased by $9.7 million to $490.9 million as of June 30, 2010. Gross loans consisted of $75.2 million in commercial and industrial loans, $196.2 million in commercial real estate loans, $25.7 million in multi-family residential loans, $12.0 million in consumer loans, $101.9 million in residential real estate, and $79.9 million in construction loans.

At June 30, 2010, the Company held $10.6 million in federal funds sold, an increase of $3.9 million from December 31, 2009. Interest-earning deposits in other banks were $40.1 million at June 30, 2010, a $27.4 million increase from December 31, 2009. The Company’s investment securities at June 30, 2010 were $86.0 million, a decrease of $10.2 million from December 31, 2009. The investment portfolio as of June 30,

2010 consisted of $48.8 million in government agency debt securities, $27.3 million in mortgage- backed securities and $7.2 million in municipal securities. The unrealized gain on these securities was $2.7 million.

The Company also holds at June 30, 2010 an investment of $1.4 million in the form of Federal Home Loan Bank stock and $1.0 million in other non-marketable marketable securities compared to $1.1 million in Federal home Loan Bank Stock and $1.0 million in other non-marketable marketable securities at December 31,2009.

At June 30, 2010, non-earning assets were $43.1 million, which reflects an increase of $1.2 million from the $41.9 million as of December 31, 2009. Non-earning assets as of June 30, 2010 included $9.8 million in cash and due from banks, bank premises and equipment of $13.1 million, core deposit intangible of $0.8 million, accrued interest receivable of $2.7 million, foreclosed real estate of $3.2 million, and other assets totaling $5.9 million. Also, the Company has an investment in bank owned life insurance of $7.6 million at June 30, 2010, which increased $131,000 from December 31, 2009 due to an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

Total deposits at June 30, 2010 were $566.0 million and consisted of $77.3 million in non-interest-bearing demand deposits, $111.1 million in money market and NOW accounts, $24.9 million in savings accounts, and $352.7 million in time deposits. Total deposits grew by $25.8 million from $540.2 million as of December 31, 2009. The Bank had no brokered deposits as of June 30, 2010.

As of June 30, 2010, the Company had $20.1 million in short-term debt and $18.4 million in long-term debt. Short-term debt consisted of $18.1 million of repurchase agreements with local customers and $2.0 million of FHLB advances. Long-term debt consisted of $12.4 million of junior subordinated debentures that were issued in September 2004 and $6.0 million in FHLB advances. The proceeds of the junior subordinated debentures have provided capital for the expansion of the Bank.

Total shareholders’ equity at June 30, 2010 was $56.4 million, an increase of $2.0 million from $54.4 million as of December 31, 2009. Other comprehensive income relating to available for sale securities increased $0.2 million to $1.6 million for the quarter ended June 30, 2010. Other changes in shareholders’ equity included $0.3 million in stock-based compensation and options exercised, and net income of $1.5 million for the six months ending June 30, 2010.

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

At June 30, 2010, the Company had nearly $3.6 million in loans that were 30-89 days past due. This represented 0.75% of gross loans outstanding on that date. This is an increase from December 31, 2009 when there were $2.0 million in loans that were 30-89 days past due, or 0.41% of gross loans outstanding. The increase in past dues is spread throughout each category of the loan portfolio and is due primarily to the continued weakening of economic conditions both locally and nationally. Non-accrual loans decreased $2.1 million during the first six months of 2010 to $13.9 million as of June 30, 2010. This decrease in non-accrual loans during the quarter ending June 30, 2010 is due primarily to net charge-offs of $1.8 million during the six month period.

The percentage of non-performing loans (non-accrual loans and loans that were 90 days or more past due but still in accruing status) to total loans decreased 49 basis points from 3.32% at December 31, 2009 to 2.83% at June 30, 2010. The Company had no loans that were considered troubled debt restructured loans.

As of June 30, 2010, there were $13.9 million of loans that were considered to be impaired due to being in non-accrual status. $8.4 million of these impaired loans required a specific reserve of $3.8 million at June 30, 2010. At December 31, 2009, $16.5 million in loans, which was comprised of $16.0 million in non-accrual loans and $500,000 in other loans that management had classified as impaired for other reasons, were classified as impaired of which $9.7 million required a specific reserve of $4.2 million. The allowance for loan losses was $10.0 million at June 30, 2010 or 2.04% of gross loans outstanding. This is a decrease of 11 basis points from the 2.15% of gross loans at December 31, 2009. The allowance for loan losses at June 30, 2010 represented 72.1% of impaired loans compared to 63.3% at December 31, 2009. This decrease in the allowance for the first six months of 2010 resulted from provisions for loan losses of $1.9 million, partially offset by net charge-offs of $1.8 million and $500,000 reclassified to other liabilities for loan participant’s share on impaired loans. Most of the loans charged-off in 2010 were classified as impaired at December 31, 2009 and had been specifically reserved for as part of the allowance for loan loss calculation. It is management’s assessment that the allowance for loan losses as of June 30, 2010 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be made that further adjustments to the allowance for loan losses may not be deemed necessary.

The total non-performing assets, (non-accrual loans and foreclosed real estate) at June 30, 2010 and December 31, 2009 were $17.1 million and $18.6 million. The allowance for loan losses at June 30, 2010 represented 58.5% of non-performing assets compared to 55.8% at December 31, 2009.

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

Acquisition, Development, and Construction Loans

The Company originates construction loans for the purpose of acquisition, development, and construction (“ADC”) of both residential and commercial properties.

ADC Loans As of June 30, 2010 (dollars are in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$57,141	$22,765	$79,906

Average Loan Size	$169	$345

Percentage of total loans	11.64%	4.64%	16.28%

Non-accrual loans	$1,150	$683	$1,833

At June 30, 2010 the ADC portfolio consists of $57.1 million in construction loans and $22.8 million in land and land development loans. The average loan size is less than $200,000 for construction loans and $400,000 for land and land development loans. Total ADC loans represent 16.28% or $79.9 million of the total loan portfolio. $1.8 million of the ADC portfolio are in non-accrual status. This represents 2.29% of all ADC loans. Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

Included in ADC loans and residential real estate loans were loans that exceeded regulatory loan to value (“LTV”) guidelines. The Company had $9.8 million at June 30, 2010 and $10.8 million at December 31, 2009 in non 1-4 family residential loans that exceeded the regulatory LTV limits; and $14.5 million at June 30, 2010 and $17.2 million at December 31, 2009 of 1-4 family residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 34.4% and 40.7% of total risk based capital as of June 30, 2010 and December 31, 2009, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market continues to weaken in terms of both market activity and collateral valuations.

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

Other Lending Risk Factors

Interest Only Payments – Another potential source of risk that exists in the total loan portfolio pertains to loans with interest only payment terms. At June 30, 2010 and December 31, 2009, the Company had $154.4 million and $157.2 million, respectively, in loans that had terms permitting interest only payments. This represented 31.5% and 32.7% of the total loan portfolio at June 30, 2010 and December 31, 2009, respectively. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio are interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations – Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit concentrations totaled $43.7 million or 8.9% of total loans at June 30, 2010 compared to $40.6 million or 8.5% of total loans at December 31, 2009. The Company’s ten largest customer loan relationship concentrations totaled $79.6 million or 16.2% of total loans at June 30, 2010 compared to $78.2 million or 16.2% of total loans at December 31, 2009. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, material adverse impact on the capital position and results of operations for the Company.

Business Sector Concentrations - Loan concentrations in certain business sectors impacted by lower than normal retail sales, higher unemployment, and lower charitable contribution levels may also pose additional risk to the Company’s capital position and results of operations. Federal Regulators have established a Commercial Real Estate benchmark of 40% of Risk-Based Capital for any single product line. At June 30, 2010 the Company had two product type groups which exceeded this guideline: 1-4 Family Rental and Office Buildings. The 1-4 Family Rental group represented 41% of Risk-Based Capital or $28.7 million. The Office Building group represented 44% of Risk-Based Capital or $30.8 million. At December 31, 2009 the Company had one product type group which exceeded this guideline: 1-4 Family Rental. At December 31, 2009, the 1-4 Family Rental group represented 44% of Risk-Based Capital or $29.9 million and Office Buildings were just below the benchmark at 39% of Risk-Based Capital or $26.7 million. All other Commercial Real Estate groups were well under the 40% threshold.

Geographic Concentrations - Certain risks exist arising from geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and home equity lines of credit (“HELOC”) loans.

As of June 30, 2010	ADC Loans	Percent	HELOC	Percent
Harnett County	$8,023	10.0%	$7,681	20.1%
Cumberland County	25,249	31.6%	5,046	13.2%
All other locations	46,634	58.4%	25,473	66.7%

Total	$79,906	100.0%	$38,200	100.0%

As of December 31, 2009	ADC Loans	Percent	HELOC	Percent
Harnett County	$7,942	11.2%	$7,947	20.7%
Cumberland County	27,162	38.3%	6,303	17.1%
All other locations	35,632	50.5%	24,232	62.2%

Total	$70,736	100.0%	$38,482	100.0%

The following is a roll forward of the Company’s allowance for loan losses as of June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Allowance for loan losses at beginning of period	$11,232	$7,792	$10,359	$8,860
Provision for loan losses	639	1,414	1,909	2,100
Charge-offs	(2,507)	(711)	(2,939)	(2,622)
Recoveries	798	24	1,173	181
Adjustments for loan participant share	(156)	—	(496)	—

Allowance for loan losses at end of period	$10,006	$8,519	$10,006	$8,519

Comparison of Results of Operations for the

Three months ended June 30, 2010 and 2009

General. During the second quarter of 2010, the Company had net income of $1.1 million as compared with net a net loss of $253,000 for the same quarter in 2009. Net income per share for the quarter was $.16 per share, basic and diluted, compared with a net loss per share of $.04 per share, basic and diluted, for the second quarter of 2009. Second quarter 2010 results were impacted by a lower provision for loan losses of $639,000, compared to $1.4 million for the same period in 2009. The Company also experienced an increase in net interest margin of 84 basis points to 4.02% for the period ending June 30, 2010 as compared to the same period in 2009.

Net Interest Income. Net interest income increased by $1.5 million to $6.1 million for the second quarter of 2010. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets, partially offset by growth in those assets. Average total interest-earning assets were $607.8 million in the second quarter of 2010 compared with $577.8 million during the same period in 2009 and the yield on those assets increased 5 basis points from 5.58% to 5.63%. Total interest income reversed on loans transferred to non-accrual status for the three months ended June 30, 2010 and 2009 was $51,000 and $210,000, respectively, or 3 and 15 basis points on average interest-earning assets for the respective periods mentioned.

The Company’s average interest-bearing liabilities grew by $14.8 million to $514.6 million for the quarter ended March 31, 2010 from $499.8 million for the same period one year earlier and the cost of those funds decreased from 2.78% to 1.90% or 88 basis points. During the first quarter of 2010, the Company’s net interest margin was 4.02% and net interest spread was 3.73%. For the quarter ended March 31, 2009, net interest margin was 3.18% and net interest spread was 2.81%

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $639,000 provision for loan losses in the second quarter of 2010, representing a decrease of $775,000 from the $1.4 million provision made in the same period of 2009. The second quarter 2010 provision for loan losses was impacted by a decrease of $5.1 million in non-accrual loans during the quarter, primarily as a result of an increase in net charge-offs and loans transferred to foreclosed real estate in the second quarter of 2010.

Non-Interest Income. Non-interest income for the quarter ended June 30, 2010 was $670,000, a decrease of $90,000 from the second quarter of 2009. Service charges on deposit accounts decreased $41,000 to $438,000 for the quarter ended June 30, 2010 compared to $479,000 for the same period for 2009. Mortgage fee income declined $32,000 to $54,000 for the quarter ended June 30, 2010 compared to the same period in 2009. Other non-deposit fees and income decreased $17,000 to $178,000 for the quarter ended June 30, 2010 as compared to the same period in 2009 primarily as a result of a $23,000 decrease in rental income on foreclosed real estate.

Non-Interest Expenses. Non-interest expenses increased by $69,000 to $4.5 million for the quarter ended June 30, 2010, from $4.4 million for the same period in 2009. The following are highlights of the significant differences in non-interest expenses during the second quarter of 2009 versus the second quarter of 2010:

•	Personnel expenses increased to $2.3 million for the quarter ended June 30, 2010 compared to $2.2 million for the same quarter in 2009.

•	FDIC insurance expense was $233,000 for the quarter ended June 30, 2010 compared to $507,000 for the same quarter in 2009, which included a one-time special assessment in the second quarter of 2009.

•

Professional fees increased $116,000 to $400,000 for the quarter ended June 30, 2010 compared to $284,000 for the quarter ended June 30, 2009, primarily as a result of increases in loan related legal fees, and additional costs pertaining to the development of an earnings enhancement program.

•	Information systems expenses increased by only $5,000 to $355,000 for the quarter ending June 30, 2010 as compared to the same period in 2009 as post conversion costs became minimal.

•

Other non-interest expenses increased $120,000 to $781,000 for the quarter ended June 30, 2010 from $661,000 for the same period in 2009 primarily as a result of an increase of $63,000 in expenses related to the managing of foreclosed real estate and an increase in advertising costs of $30,000.

Provision for Income Taxes. The Company’s effective tax rate (benefit) was 33.8% and (49.4%) for the quarters ended June 30, 2010 and 2009, respectively.

Comparison of Results of Operations for the

Six months ended June 30, 2010 and 2009

General. During the first two quarters of 2010, the Company had net income of $1.5 million as compared with net income of $155,000 for the same period in 2009. Net income per share for the first two quarters was $.22 per share, basic and diluted, compared with a net income per share of $.02 per share, basic and diluted, for the same period in 2009. The first six months of 2010 results were impacted by a lower provision for loan losses of $1.9 million, compared to $2.1 million for the same period in 2009. The Company experienced an increase in net interest margin of 84 basis points to 4.06% for the period ending June 30, 2010 as compared to the same period in 2009.

Net Interest Income. Net interest income increased by $2.8 million to $12.0 million for the first two quarters of 2010. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets, partially offset by growth in those assets. Average total interest-earning assets were $595.5 million in the first two quarters of 2010 compared with $574.0 million during the same period in 2009 and the yield on those assets decreased 2 basis points from 5.73% to 5.71%. Total interest income reversed on loans transferred to non-accrual status for the six months ended June 30, 2010 and 2009 was $183,000 and $244,000, respectively, or 6 and 9 basis points on average interest-earning assets for the respective periods mentioned.

The Company’s average interest-bearing liabilities grew by $11.8 million to $505.9 million for the two quarters ended June 30, 2010 from $494.1 million for the same period one year earlier and the cost of those funds decreased from 2.91% to 1.94% or 97 basis points. During the first six months of 2010, the Company’s net interest margin was 4.06% and net interest spread was 3.76%. For the six months ended June 30, 2009, net interest margin was 3.22% and net interest spread was 2.82%

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $1.9 million provision for loan losses in the first two quarters of 2010, representing a decrease of $200,000 from the $2.1 million provision made in the same period of 2009. The first six months of 2010 provision for loan losses was impacted by the continued downgrading of loans which replaced loans that were charged off or transferred to foreclosed real estate which resulted in a $2.6 million decrease in impaired loans at June 30, 2010 compared to December 31, 2009.

Non-Interest Income. Non-interest income for the two quarters ended June 30, 2010 was $1.3 million, a decrease of $245,000 from the first two quarters of 2009. Service charges on deposit accounts declined $37,000 to $877,000 for the two quarters ended June 30, 2010 as compared to $914,000 for the same period for 2009. Mortgage fee income declined $152,000 to $81,000 for the six months ended June 30, 2010 compared to the same period in 2009, primarily as a result of the Company’s third party provider for the funding of mortgage loans going out of business in August of 2009 together with the continued softness in the real estate market. Other non-deposit fees and income decreased $56,000 to $384,000 for the two quarters ended June 30, 2010 as compared to the same period in 2009 primarily as a result of a $47,000 decrease in rental income on foreclosed real estate.

Non-Interest Expenses. Non-interest expenses increased by $605,000 to $9.1 million for the six months ended June 30, 2010, from $8.5 million for the same period in 2009. The following are highlights of the significant differences in non-interest expenses during the first six months of 2009 versus the same period in 2010:

•	Personnel expenses increased to $4.6 million for the two quarters ended June 30, 2010 compared to $4.3 million for the same period in 2009.

•	FDIC insurance expense was $469,000 for the two quarters ended June 30, 2010 compared to $639,000 for the same period in 2009 primarily as result of the 2009 one time FDIC assessment.

•

Professional fees increased $390,000 to $883,000 for the six months ended June 30, 2010 compared to $493,000 for the two quarters ended June 30, 2009, primarily as a result of one-time training, education, and installation costs pertaining to the Company’s core data processing system conversion together with costs pertaining to the development of an earnings enhancement program.

•

Information systems expenses increased by $199,000 to $901,000 for the two quarters ending June 30, 2010 as compared to the same period in 2009 primarily as a result of the costs pertaining to the Company’s core data processing system conversion.

•

Other non-interest expenses increased $150,000 to $1.4 million for the six months ended June 30, 2010 from $1.3 million for the same period in 2009 primarily as a result of an increase of $45,000 in expenses related to the foreclosure of real estate, an increase of $38,700 in advertising costs, and an increase of $48,700 in travel related costs pertaining to the first quarter 2010 core processing system conversion.

Provision for Income Taxes. The Company’s effective tax rate was 33.4% and 2.5% for the two quarters ended June 30, 2010 and 2009, respectively.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 22.1% of total assets at June 30, 2010.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established, as of June 30, 2010, credit lines with other financial institutions to purchase up to $44.0 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $24.0 million of qualifying loans is pledged to the FHLB to secure borrowings. At June 30, 2010, the Company had $8.0 million outstanding in FHLB advances. Another source of short-term borrowings is securities sold under agreements to repurchase. At June 30, 2010, total borrowings consisted of securities sold under agreements to repurchase of $18.1 million and junior subordinated debentures of $12.4 million. In addition, the Company has $3.0 million of securities pledged to the Federal Reserve to be able to access the discount window.

Total deposits were $566.0 million at June 30, 2010. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 62.3% of total deposits at June 30, 2010. Time deposits of $100,000 or more represented 31.1% of the Company’s total deposits at June 30, 2010. At quarter end, the Company had no brokered time deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs. However, the Bank Holding Company’s primary source of funds is dividends from its sole subsidiary, the Bank, and is dependent on these dividends as a cash flow requirement to service debt obligations.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 8.51% at June 30, 2010.

As the following table indicates, at June 30, 2010, the Company and its bank subsidiary exceeded regulatory capital requirements.

New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement

Total risk-based capital ratio	11.53%	8.00%
Tier 1 risk-based capital ratio	10.27%	4.00%
Leverage ratio	8.30%	4.00%

New Century Bank	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement

Total risk-based capital ratio	13.42%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.16%	4.00%	6.00%
Leverage ratio	9.83%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the trust preferred securities qualify as Tier 1 capital as of June 30, 2010. Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the second quarter of 2010. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NEW CENTURY BANCORP, INC.

Date: August 13, 2010	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: August 13, 2010	By:	/s/ Lisa F. Campbell
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