Form 10-Q
period 2010-09-30
NEW CENTURY BANCORP INC
filed 2010-11-15
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of November 9, 2010, the Registrant had outstanding 6,913,636 shares of Common Stock, $1 par value per share.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009*
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$10,662	$9,612
Interest-earning deposits in other banks	33,893	12,647
Federal funds sold	15,537	6,676
Investment securities available for sale, at fair value	82,670	96,259

Loans	467,876	481,176
Allowance for loan losses	(8,081)	(10,359)

NET LOANS	459,795	470,817

Accrued interest receivable	2,673	2,590
Stock in Federal Home Loan Bank of Atlanta, at cost	1,448	1,133
Other non marketable securities	1,082	1,004
Foreclosed real estate	3,812	2,530
Premises and equipment, net	12,886	12,191
Bank owned life insurance	7,661	7,465
Core deposit intangible	737	853
Income taxes receivable	4,352	810
Other assets	5,977	5,832

TOTAL ASSETS	$643,185	$630,419

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$73,930	$72,294
Savings	24,481	26,407
Money market and NOW	99,398	93,677
Time	351,057	347,884

TOTAL DEPOSITS	548,866	540,262

Short term debt	24,540	20,564
Long term debt	16,372	12,372
Accrued interest payable	388	349
Accrued expenses and other liabilities	3,112	2,463

TOTAL LIABILITIES	593,278	576,010

Shareholders’ Equity
Common stock, $1 par value, 10,000,000 shares authorized; 6,913,636 shares issued and outstanding at September 30, 2010 and 6,837,952 shares at December 31, 2009, respectively	6,914	6,838
Additional paid-in capital	41,839	41,467
Retained earnings (accumulated deficit)	(412)	4,668
Accumulated other comprehensive income	1,566	1,436

TOTAL SHAREHOLDERS’ EQUITY	49,907	54,409

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$643,185	$630,419

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,789	$7,382	$23,190	$21,946
Federal funds sold and interest-earning deposits in other banks	25	16	48	30
Investments	614	825	2,047	2,507

TOTAL INTEREST INCOME	8,428	8,223	25,285	24,483

INTEREST EXPENSE
Money market, NOW and savings deposits	293	313	925	1,016
Time deposits	1,993	2,705	5,958	8,779
FHLB Advances and other short term debt	72	69	208	212
Long term debt	81	83	227	295

TOTAL INTEREST EXPENSE	2,439	3,170	7,318	10,302

NET INTEREST INCOME	5,989	5,053	17,967	14,181

PROVISION FOR LOAN LOSSES	12,457	2,377	14,366	4,477

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(6,468)	2,676	3,601	9,704

NON-INTEREST INCOME
Fees from pre-sold mortgages	73	49	154	282
Service charges on deposit accounts	370	547	1,247	1,461
Other fees and income	205	216	574	706

TOTAL NON-INTEREST INCOME	648	812	1,975	2,449

NON-INTEREST EXPENSE
Personnel	2,335	2,105	6,957	6,447
Occupancy and equipment	393	387	1,163	1,138
Deposit insurance	241	310	710	949
Professional fees	571	272	1,454	765
Information systems	356	386	1,257	1,088
Net loss on sale and write downs of foreclosed real estate	96	2	122	241
Loss on impairment on non-marketable securities	—	—	—	51
Other	755	613	2,179	1,902

TOTAL NON-INTEREST EXPENSE	4,747	4,075	13,842	12,581

LOSS BEFORE INCOME TAXES	(10,567)	(587)	(8,266)	(428)
TAX BENEFIT	(3,956)	(218)	(3,186)	(214)

NET LOSS	$(6,611)	$(369)	$(5,080)	$(214)

NET LOSS PER COMMON SHARE

Basic	$(.96)	$(.05)	$(.74)	$(.03)

Diluted	$(.96)	$(.05)	$(.74)	$(.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

Basic	6,908,466	6,837,292	6,864,543	6,833,494

Diluted	6,908,466	6,837,292	6,864,543	6,833,494

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

			Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other com- prehensive income	Total shareholders’ equity
	Common stock
	Shares	Amount
	(Amounts in thousands, except share data)

Balance at December 31, 2008	6,831,149	$6,831	$41,279	$13,110	$1,439	$62,659

Net loss	—	—	—	(214)	—	(214)

Other comprehensive income	—	—	—	—	405	405

Exercise of stock options	6,593	7	21	—	—	28

Tax benefit from stock option exercises	—	—	3	—	—	3

Stock based compensation	—	—	132	—	—	132

Balance at September 30, 2009	6,837,742	$6,838	$41,435	$12,896	$1,844	$63,013

Balance at December 31, 2009	6,837,952	$6,838	$41,467	$4,668	$1,436	$54,409

Net loss	—	—	—	(5,080)	—	(5,080)

Other comprehensive income	—	—	—	—	130	130

Exercise of stock options	75,684	76	256	—	—	332

Tax benefit from stock option exercises	—	—	16	—	—	16

Stock based compensation	—	—	100	—	—	100

Balance at September 30, 2010	6,913,636	$6,914	$41,839	$(412)	$1,566	$49,907

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,080)	$(214)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	14,366	4,477
Depreciation and amortization of premises and equipment	569	570
Amortization and accretion of investment securities	630	345
Amortization of deferred loan fees and costs	(126)	(129)
Amortization of core deposit intangible	115	115
Stock-based compensation	100	132
(Gain) loss on write down on other assets	(2)	13
Increase in cash surrender value of bank owned life insurance	(196)	(196)
Net loss on sale and write-downs of foreclosed real estate	122	241
(Gain) loss on mortgage-backed securities pay-downs	14	(1)
Loss on impairment on non marketable securities	—	51
Change in assets and liabilities:
Increase in accrued interest receivable	(83)	(148)
(Increase) decrease in income taxes receivable	(3,975)	70
(Increase) decrease in other assets	73	(38)
Increase (decrease) in accrued expenses and other liabilities	691	(60)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,218	5,228

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) redemption of FHLB stock	(315)	21
Purchases of investment securities available for sale	(7,291)	(30,292)
Maturities of investment securities available for sale	12,711	9,106
Mortgage-backed securities pay-downs	7,733	9,282
(Increase) decrease in federal funds sold	(8,861)	2,221
Increase interest earning deposits at other banks	(21,246)	(10,988)
Net increase in net loans outstanding	(8,138)	(16,040)
Proceeds from sale of loans	2,019	—
Proceeds from sale of foreclosed real estate	1,495	1,410
Proceeds from sale of premises and equipment	5	65
Purchases of premises and equipment	(1,208)	(858)

NET CASH USED BY INVESTING ACTIVITIES	(23,096)	(36,073)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	8,604	28,231
Increase (decrease) in other short term debt	1,976	2,518
Increase (decrease) in other long term debt	(2,000)	—
Proceeds from short term FHLB advances	2,000	—
Proceeds from long term FHLB advances	6,000	—
Tax benefit from exercise of stock options	16	3
Proceeds from the exercise of stock options	332	28

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,928	30,780

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,050	(65)

CASH AND CASH EQUIVALENTS, BEGINNING	9,612	8,124

CASH AND CASH EQUIVALENTS, ENDING	$10,662	$8,059

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$7,279	$10,407
Income taxes paid	939	50
Non-cash transactions:
Unrealized gains on investment securities available for sale, net of tax	130	405
Transfers from loans to foreclosed real estate	2,901	1,197

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2010. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. There were 424,336 and 419,806 anti-dilutive options as of September 30, 2010 and 2009, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average shares used for basic net income per share	6,908,466	6,837,292	6,864,543	6,833,494

Effect of dilutive stock options	—	—	—	—

Weighted average shares used for diluted net income per share	6,908,466	6,837,292	6,864,543	6,833,494

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE C – COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Net loss	$(6,611)	$(369)	$(5,080)	$(214)

Other comprehensive loss:
Unrealized gain (loss) on investment Securities - available for sale	(103)	627	209	660
Tax effect	41	(238)	(79)	(255)

Total	(62)	389	130	405

Total comprehensive income (loss)	$(6,673)	$20	$(4,950)	$191

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (dollars in thousands):

Investment securities available for sale September 30, 2010	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$43,781	$—	$43,781	$—
Mortgage-backed securities - Government Sponsored Entities (“GSE’s”)	31,333	—	31,333	—
Municipal bonds	7,556	—	7,556	—

Total	$82,670	$—	$82,670	$—

Investment securities available for sale December 31, 2009	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$53,992	$—	$53,992	$—
Mortgage-backed securities - GSE’s	34,884	—	34,884	—
Municipal bonds	7,383	—	7,383	—

Total	$96,259	$—	$96,259	$—

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

Foreclosed Real Estate

Foreclosed real estate are properties recorded at estimated fair value. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy when an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value. At September 30, 2010 assets classified as foreclosed real estate totaled $3.8 million.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009 (dollars in thousands):

Asset Category September 30, 2010	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$1,415	$—	$—	$1,415

Foreclosed real estate	3,812	—	—	3,812

Total	$5,227	$—	$—	$5,227

Asset Category December 31, 2009	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$5,573	$—	$—	$5,573

Foreclosed real estate	2,530	—	—	2,530

Total	$8,103	$—	$—	$8,103

As of September 30, 2010, the Bank identified $9.7 million in impaired loans, of which $1.9 million required a specific allowance of $475,000. As of December 31, 2009, the Bank identified $16.5 million in impaired loans, of which $9.7 million required a specific allowance of $4.2 million.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies
Within 1 year	$23,837	$211	$—	$24,048
After 1 year but within 5 years	19,147	586	—	19,733

U.S. agency sponsored mortgage-backed securities
Within 1 year	2,136	24	—	2,160
After 1 year but within 5 years	24,675	1,362	8	26,029
After 5 years but within 10 years	3,149	—	5	3,144

Municipal bonds
Within 1 year	200	2	—	202
After 1 year but within 5 years	1,545	65	—	1,610
After 5 years but within 10 years	3,611	260	—	3,871
After 10 years	1,822	51	—	1,873

	$80,122	$2,561	$13	$82,670

As of September 30, 2010, accumulated other comprehensive income, net of deferred income taxes, included unrealized net gains of $2.5 million, net of deferred income taxes of $1.0 million.

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

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009.

	September 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
U.S. agency sponsored mortgage- backed securities	$5,230	$13	$—	$—	$5,230	$13

Total temporarily impaired securities	$5,230	$13	$—	$—	$5,230	$13

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
U.S. government agencies	$10,884	$70	$—	$—	$10,884	$70
Municipal bonds	1,630	18	—	—	1,630	18

Total temporarily impaired securities	$12,514	$88	$—	$—	$12,514	$88

Declines in the fair value of available for sale securities that are deemed to be other than temporarily impaired (“OTTI”) are reflected in earnings as realized losses. In estimating OTTI losses, management considers, among other things: the length of time and the extent to which the fair value has been below cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of unrealized loss.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

	Carrying Amount	Estimated Fair Value
	(In thousands)
As of September 30, 2010
Financial assets:
Cash and due from banks	$10,662	$10,662
Interest-earning deposits in other banks	33,893	33,893
Federal funds sold	15,537	15,537
Investment securities available for sale	82,670	82,670
Loans, net	459,795	457,496
Accrued interest receivable	2,673	2,673
Bank owned life insurance	7,661	7,661

Financial liabilities:
Deposits	$548,866	$554,354
Short term debt	24,540	24,540
Long term debt	16,372	12,182
Accrued interest payable	388	388

As of December 31, 2009
Financial assets:
Cash and due from banks	$9,612	$9,612
Interest-earning deposits in other banks	12,647	12,647
Federal funds sold	6,676	6,676
Investment securities available for sale	96,259	96,259
Loans, net	470,817	468,668
Accrued interest receivable	2,590	2,590
Bank owned life insurance	7,465	7,465

Financial liabilities:
Deposits	$540,262	$545,985
Short term debt	20,564	20,564
Long term debt	12,372	7,820
Accrued interest payable	349	349

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

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, the values likely do not represent exit prices due to distressed market conditions. Therefore, incremental market risks and liquidity discounts were subtracted to reflect illiquid and distressed conditions at September 30, 2010 and December 31, 2009.

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

NOTE H – ALLEGED BORROWER LOAN FRAUD

During the third quarter of 2010, the Bank discovered an alleged borrower fraud in connection with one of the Bank’s largest loan relationships. The apparent fraud included multiple loans to the same borrower and related entities and was committed over a period of years.

In September 2010, $10.8 million in loans were charged-off pertaining to this alleged fraud. The Bank is committed to employing every legal remedy available to recover losses arising from this alleged fraud. Through the end of October 2010, $365,000 of losses were recovered on these loans. Additionally, $110,000 in legal and investigative fees have been incurred through September 2010 to determine the extent of the fraud, the potential for any additional losses or recoveries. Any additional future losses, recoveries or expenses related to resolving this alleged fraud are not able to be currently estimated.

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

Overview

The Company is a commercial bank holding company and has one banking subsidiary, New Century Bank (referred to as the “Bank”) and one unconsolidated subsidiary, New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including investment in the Bank. The Company’s only business activity is the ownership of the Bank and New Century Statutory Trust I. This discussion focuses primarily on the financial condition and operating results of the Bank.

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small-to medium-sized businesses located primarily in the North Carolina counties of Harnett, Hoke, Cumberland, Pitt, Robeson, Sampson, and Wayne. The Bank also serves adjacent counties to its primary market area. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking, savings accounts and certificates of deposit. Deposit services are not offered in Pitt County. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

Comparison of Financial Condition at

September 30, 2010 and December 31, 2009

During the first nine months of 2010, total assets grew by $12.8 million to $643.2 million as of September 30, 2010. Earning assets at September 30, 2010 totaled $594.4 million and consisted of $459.8 million in net loans, $82.7 million in investment securities, $49.4 million in overnight investments and interest-bearing deposits in other banks and $2.5 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the third quarter of 2010 were $548.9 million and $49.9 million, respectively.

Since the end of 2009, gross loans have decreased by $13.3 million to $467.9 million as of September 30, 2010. Gross loans consisted of $62.1 million in commercial and industrial loans, $199.0 million in commercial real estate loans, $27.6 million in multi-family residential loans, $10.1 million in consumer loans, $101.7 million in residential real estate, and $67.4 million in construction loans.

At September 30, 2010, the Company held $15.5 million in federal funds sold, an increase of $8.9 million from December 31, 2009. Interest-earning deposits in other banks were $33.9 million at September 30, 2010, a $21.2 million increase from December 31, 2009. The Company’s investment securities at September 30, 2010 were $82.7 million, a decrease of $13.6 million from December 31, 2009. The investment portfolio as of September 30, 2010 consisted of $43.0 million in government agency debt securities, $30.0 million in mortgage-backed securities and $7.2 million in municipal securities. The unrealized gain on these securities was $2.5 million.

The Company also holds at September 30, 2010 an investment of $1.4 million in the form of Federal Home Loan Bank stock and $1.1 million in other non-marketable marketable securities compared to $1.1 million in Federal home Loan Bank Stock and $1.0 million in other non-marketable marketable securities at December 31, 2009.

At September 30, 2010, non-earning assets were $48.8 million, which reflects an increase of $6.9 million from the $41.9 million as of December 31, 2009. Non-earning assets as of September 30, 2010 included $10.7 million in cash and due from banks, bank premises and equipment of $12.9 million, core deposit intangible of $0.7 million, accrued interest receivable of $2.7 million, foreclosed real estate of $3.8 million, $4.3 million in income taxes receivable and other assets totaling $6.0 million. Also, the Company has an investment in bank owned life insurance of $7.7 million at September 30, 2010, which increased $196,000 from December 31, 2009 due to an increase in cash surrender value. Since the income on this investment is included in non-interest income instead of interest income, the asset is not included in the Company’s calculation of earning assets.

Total deposits at September 30, 2010 were $548.9 million and consisted of $73.9 million in non-interest-bearing demand deposits, $99.4 million in money market and NOW accounts, $24.5 million in savings accounts, and $351.1 million in time deposits. Total deposits grew by $8.6 million from $540.2 million as of December 31, 2009. The Bank had $4.0 million in brokered deposits as of September 30, 2010.

As of September 30, 2010, the Company had $24.5 million in short-term debt and $16.4 million in long-term debt. Short-term debt consisted of $20.5 million of repurchase agreements with local customers and $4.0 million of FHLB advances. Long-term debt consisted of $12.4 million of junior subordinated debentures that were issued to New Century Statutory Trust I in September 2004 and $4.0 million in FHLB advances. The proceeds of the junior subordinated debentures have provided capital for the expansion of the Bank.

Total shareholders’ equity at September 30, 2010 was $49.9 million, a decrease of $4.5 million from $54.4 million as of December 31, 2009. Other comprehensive income relating to available for sale securities increased $130,000 to $1.6 million for the quarter ended September 30, 2010. Other changes in shareholders’ equity included $100,000 in stock-based compensation and $348,000 in options exercised, and a net loss of $5.1 million for the nine months ending September 30, 2010.

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

At September 30, 2010, the Company had nearly $5.6 million in loans that were 30-89 days past due. This represented 1.19% of gross loans outstanding on that date. This is an increase from December 31, 2009 when there were $2.0 million in loans that were 30-89 days past due, or 0.41% of gross loans outstanding. The increase in past dues is spread throughout each category of the loan portfolio and is due primarily to the continued weakening of economic conditions both locally and nationally. Non-accrual loans decreased by $6.3 million during the first nine months of 2010 to $9.7 million as of September 30, 2010. Since December 31, 2009, the Company had net charge-offs totaling $16.6 million. Of this total, $10.8 million pertained to an alleged fraudulent loan relationship that was not included in non-accrual loans as of December 31, 2009. The remaining $5.8 million in charge-offs contributed to the reduction in the level of nonperforming loans during the first nine months of 2009.

The percentage of non-performing loans (non-accrual loans and loans that were 90 days or more past due but still in accruing status) to total loans decreased 125 basis points from 3.32% at December 31, 2009 to 2.07% at September 30, 2010. The Company had no loans that were considered troubled debt restructured loans during the first nine months of 2010.

As of September 30, 2010, there were $9.7 million of loans that were considered to be impaired. Of this amount, $1.9 million required a specific reserve of $475,000. The other $7.8 million of impaired loans that did not require a specific reserve had collateral values that exceeded the Company’s recorded investment. During the third quarter, management felt it was prudent to charge off $3.5 million in reserves that were held at June 30, 2010 on $4.2 million of collateral dependent impaired loans and, as a result, these loans have been charged down to the point where no reserves are considered necessary at September 30, 2010. The large increase in charge offs during the third quarter caused an increase in the Company’s historical charge-off ratios and, correspondingly, general reserves on the performing loan portfolio. The reserves on the performing loan portfolio were $7.6 million or 1.66% of the performing loan portfolio at September 31, 2010, compared to $6.2 million or 1.31% of the performing loan portfolio at June 30, 2010.

At December 31, 2009, $16.5 million in loans were classified as impaired of which $9.7 million required a specific reserve of $4.2 million. Impaired loans as of year-end consisted of $16.0 million in non-accrual loans and $500,000 in other loans that management had classified as impaired for other reasons.

The allowance for loan losses was $8.1 million at September 30, 2010 or 1.73% of gross loans outstanding. This is a decrease of 42 basis points from the 2.15% of gross loans at December 31, 2009. This decrease in the allowance for the first nine months of 2010 resulted from net charge-offs of $16.7 million, partially offset by provisions for loan losses of $14.4 million. The net charge-offs reduced the specific reserves on impaired loan while increasing our historical loss ratios which significantly increased the general reserves on the performing loan portfolio.

Total non-performing assets, which include non-accrual loans and foreclosed real estate, were $13.5 million and $18.6 million at September 30, 2010 and December 31, 2009, respectively. It is management’s assessment that the allowance for loan losses as of September 30, 2010 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be made that further adjustments to the allowance for loan losses may not be deemed necessary.

It is management’s assessment that the allowance for loan losses as of September 30, 2010 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be made that further adjustments to the allowance for loan losses may not be deemed necessary.

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

ADC Loans

As of September 30, 2010

(dollars are in thousands)

	Construction	Land and Land Development	Total

Total ADC loans	$46,866	$20,465	$67,331

Average Loan Size	$132	$310

Percentage of total loans	10.02%	4.37%	14.39%

Non-accrual loans	$952	$428	$1,380

At September 30, 2010 the ADC portfolio consisted of $46.9 million in construction loans and $20.4 million in land and land development loans. The average loan size is less than $200,000 for construction loans and less than $350,000 for land and land development loans. Total ADC loans represent 14.39% or $67.3 million of the total loan portfolio. $1.4 million of the ADC portfolio are in non-accrual status. This represents 2.05% of all ADC loans. Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

Included in ADC loans and residential real estate loans were loans that exceeded regulatory loan to value (“LTV”) guidelines. The Company had $9.0 million at September 30, 2010 and $10.8 million at December 31, 2009 in non 1-4 family residential loans that exceeded the regulatory LTV limits; and $14.0 million at September 30, 2010 and $17.2 million at December 31, 2009 of 1-4 family residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 36.0% and 40.7% of total risk based capital as of September 30, 2010 and December 31, 2009, which is less than the 100% maximum allowed. These loans may pose greater than ordinary risk to the Company if the real estate market continues to weaken in terms of both market activity and collateral valuations.

ADC Loans

As of December 31, 2009

(dollars are in thousands)

	Construction	Land and Land Development	Total

Total ADC loans	$46,296	$24,440	$70,736

Average Loan Size	$183	$298

Percentage of total loans	9.62%	5.08%	14.70%

Non-accrual loans	$1,370	$677	$2,047

At December 31, 2009 the ADC portfolio consisted of $46.3 million in construction loans and $24.4 million in land and land development loans. The average loan size was less than $200,000 for construction loans and $300,000 for land and land development loans. At December 31, 2009, total ADC loans represented 14.70% or $70.7 million of the total loan portfolio. $2.0 million of the ADC portfolio at that time was in non-accrual status as of year-end. This represented 2.89% of all ADC loans.

Other Lending Risk Factors

Interest Only Payments – Another potential source of risk that exists in the total loan portfolio pertains to loans with interest only payment terms. At September 30, 2010 and December 31, 2009, the Company had $135.3 million and $157.2 million, respectively, in loans that had terms permitting interest only payments. At September 30, 2010, $10.6 million of the decrease in loans within this risk category from the levels at December 31, 2009 was the result of the third quarter charge-off by the Company due to alleged borrower fraud in connection with one of the Bank’s largest loan relationships. This represented 28.9% and 32.7% of the total loan portfolio at September 30, 2010 and December 31, 2009, respectively. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio are interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations - Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit concentrations totaled $48.2 million or 10.3% of total loans at September 30, 2010 compared to $40.6 million or 8.5% of total loans at December 31, 2009. The Company’s ten largest customer loan relationships totaled $65.4 million or 14.0% of total loans at September 30, 2010 compared to $78.2 million or 16.2% of total loans at December 31, 2009. At September 30, 2010, $10.8 million of the decrease in this risk category from the levels at December 31, 2009 pertain to the third quarter 2010 charge-off of multiple loans made to the Company’s largest customer loan relationship due to an alleged fraud. Deterioration or loss in any one or more of these high dollar loan or customer concentrations has and could continue to have an immediate, material adverse impact on the capital position and results of operations for the Company.

Business Sector Concentrations - Loan concentrations in certain business sectors impacted by lower than normal retail sales, higher unemployment, and lower charitable contribution levels may also pose additional risk to the Company’s capital position and results of operations. The Company has established internally a Commercial Real Estate benchmark of 40% of Risk-Based Capital for any single product line. At September 30, 2010 the Company had two product type groups which exceeded this guideline: 1-4 Family Rental and Office Buildings. The 1-4 Family Rental group represented 44% of Risk-Based Capital or $28.4 million. The Office Building group represented 48% of Risk-Based Capital or $30.6 million. At December 31, 2009 the Company had one product type group which exceeded this guideline: 1-4 Family Rental. At December 31, 2009, the 1-4 Family Rental group represented 44% of Risk-Based Capital or $29.9 million and Office Buildings were just below the benchmark at 39% of Risk-Based Capital or $26.7 million. All other Commercial Real Estate groups were well under the 40% threshold.

Geographic Concentrations - Certain risks exist arising from geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and home equity lines of credit (“HELOC”) loans.

As of September 30, 2010	ADC Loans	Percent	HELOC	Percent
Harnett County	$6,886	10.2%	$7,546	19.4%
Cumberland County	21,630	32.1%	5,049	12.9%
All other locations	38,815	57.7%	26,372	67.7%

Total	$67,331	100.0%	$38,967	100.0%

As of December 31, 2009	ADC Loans	Percent	HELOC	Percent
Harnett County	$7,942	11.2%	$7,947	20.7%
Cumberland County	27,162	38.3%	6,303	17.1%
All other locations	35,632	50.5%	24,232	62.2%

Total	$70,736	100.0%	$38,482	100.0%

The following is a roll forward of the Company’s allowance for loan losses as of September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Allowance for loan losses at beginning of period	$10,006	$8,519	$10,359	$8,860
Provision for loan losses	12,457	2,377	14,366	4,477
Charge-offs	(15,053)	(771)	(18,026)	(3,393)
Recoveries	175	192	1,382	373
Adjustments for loan participant share	496	—	—	—

Allowance for loan losses at end of period	$8,081	$10,317	$8,081	$10,317

Comparison of Results of Operations for the

Three months ended September 30, 2010 and 2009

General. During the third quarter of 2010, the Company had a net loss of $6.6 million as compared with a net loss of $369,000 for the same quarter in 2009. Net loss per share for the quarter was $.96 per share, basic and diluted, compared with a net loss per share of $.05 per share, basic and diluted, for the third quarter of 2009. Third quarter 2010 results were impacted by a higher provision for loan losses of $12.5 million, compared to $2.4 million for the same period in 2009. The higher loan loss provision was a result of the $10.8 million charge-off of a large loan relationship due to an alleged fraud by the borrower. The Company also experienced an increase in net interest margin of 47 basis points to 3.87% for the period ending September 30, 2010 compared to the same period in 2009.

Net Interest Income. Net interest income increased by $936,000 to nearly $6.0 million for the third quarter of 2010. The Company’s total interest income was affected by growth in interest-earning assets partially offset by a reduction in the yield on those assets. Average total interest-earning assets were $614.7 million in the third quarter of 2010 compared with $589.9 million during the same period in 2009 and the yield on those assets decreased 9 basis points from 5.53% to 5.44%. Total interest income reversed on loans transferred to non-accrual status for the three months ended September 30, 2010 and 2009 was $39,000 and $210,000, respectively, or 3 and 15 basis points on average interest-earning assets for the respective periods mentioned.

The Company’s average interest-bearing liabilities grew by $14.6 million to $522.2 million for the quarter ended September 30, 2010 from $507.6 million for the same period one year earlier and the cost of those funds decreased from 2.48% to 1.85% or 63 basis points. During the third quarter of 2010, the Company’s net interest margin was 3.87% and net interest spread was 3.59%. For the quarter ended September 30, 2009, net interest margin was 3.40% and net interest spread was 3.05%

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $12.5 million provision for loan losses in the third quarter of 2010, representing an increase of $10.1 million from the $2.4 million provision made in the same period of 2009. The third quarter of 2010 provision for loan losses was driven primarily by the $10.8 million charge-off previously mentioned. Additionally, the Company charged-off $5.9 million in loans of which approximately $4.2 million were identified in previous quarters as impaired and had specific reserves of $3.5 million. The net charge-offs reduced the specific reserves on impaired loan while increasing our historical loss ratios which significantly increased the general reserves on the performing loan portfolio.

Non-Interest Income. Non-interest income for the quarter ended September 30, 2010 was $648,000, a decrease of $164,000 from the third quarter of 2009. Service charges on deposit accounts decreased $177,000 to $370,000 for the quarter ended September 30, 2010 compared to $547,000 for the same period for 2009, primarily as a result of regulatory changes relating to the assessment of fees on overdraft accounts. Mortgage fee income increased to $73,000 for the quarter ended September 30, 2010 compared to $49,000 the same period in 2009. Other non-deposit fees and income decreased by $11,000 to $205,000 for the quarter ended September 30, 2010.

Non-Interest Expenses. Non-interest expenses increased by $672,000 to $4.7 million for the quarter ended September 30, 2010, from $4.1 million for the same period in 2009. The following are highlights of the significant differences in non-interest expenses during the third quarter of 2010 versus the third quarter of 2009:

•	Personnel expenses increased to $2.3 million for the quarter ended September 30, 2010 compared to $2.1 million for the same quarter in 2009.

•	FDIC insurance expense was $241,000 for the quarter ended September 30, 2010 compared to $310,000 for the same quarter in 2009.

•

Professional fees increased $299,000 to $571,000 for the quarter ended September 30, 2010 compared to $272,000 for the quarter ended September 30, 2009, primarily as a result of increases in loan related legal fees, additional costs pertaining to the development of an earnings enhancement and cost efficiency program, and investigative costs related to the alleged loan fraud.

•

Information systems expenses decreased by $30,000 to $356,000 for the quarter ending September 30, 2010 compared to the same period in 2009 as post conversion cost efficiencies are beginning to be realized.

•

Other non-interest expenses increased by $142,000 to $755,000 for the quarter ended September 30, 2010 from $613,000 for the same period in 2009. This was the result of an increase of $84,000 for expenses related to the managing of foreclosed real estate coupled with an increase in losses and write-downs of $94,000 on foreclosed real estate.

Provision for Income Taxes. The Company’s effective tax benefit was 37.4% and 37.1% for the quarters ended September 30, 2010 and 2009, respectively. See additional discussion and analysis of management’s consideration of deferred tax asset valuation allowances under the caption “Provision for Income Taxes” within the comparison of results of operations for the nine months ended September 30, 2010 and 2009 below.

Comparison of Results of Operations for the

Nine months ended September 30, 2010 and 2009

General. During the first three quarters of 2010, the Company had a net loss of $5.1 million compared with a net loss of $214,000 for the same period in 2009. Net loss per share for the first three quarters of 2010 was $.74 per share, basic and diluted, compared with a net loss per share of $.03 per share, basic and diluted, for the same period in 2009. The first nine months of 2010 results were impacted by a higher provision for loan losses of $14.4 million, compared to $4.5 million for the same period in 2009, driven by the aforementioned $10.8 million charge-off. The Company experienced an increase in net interest margin of 69 basis points to 3.99% for the period ending September 30, 2010 as compared to the same period in 2009.

Net Interest Income. Net interest income increased by $3.8 million to $18.0 million for the first three quarters of 2010. The Company’s total interest income was affected by an increase in interest-earning assets, partially offset by a reduction in yield on those assets. Average total interest-earning assets were $602.0 million in the first three quarters of 2010 compared with $574.0 million during the same period in 2009 and the yield on those assets decreased 8 basis points from 5.70% to 5.62%. Total interest income reversed on loans transferred to non-accrual status for the nine months ended September 30, 2010 and 2009 was $234,000 and $244,000, respectively, or 7 and 9 basis points on average interest-earning assets for the respective periods mentioned.

The Company’s average interest-bearing liabilities grew by $16.7 million to $510.8 million for the three quarters ended September 30, 2010 from $494.1 million for the same period one year earlier and the cost of those funds decreased from 2.79% to 1.92% or 87 basis points. During the first nine months of 2010, the Company’s net interest margin was 3.99% and net interest spread was 3.70%. For the nine months ended September 30, 2009, net interest margin was 3.30% and net interest spread was 2.92%

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $14.4 million provision for loan losses in the first three quarters of 2010, representing an increase of $9.9 million from the $4.5 million provision made in the same period of 2009. The provision for loan losses during the nine months ended September 30, 2010 was impacted by the continued downgrading of loans which replaced loans that were charged off or transferred to foreclosed real estate, as well as an increase in historical charge-offs resulting from the large number of charge-offs during the 3rd quarter 2010 and the previously mentioned $10.8 million charge-off of the Company’s largest loan concentration due to an alleged fraud.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2010 was $2.0 million, a decrease of $474,000 from the first nine months of 2009. Service charges on deposit accounts declined $214,000 to $1.3 million for the three quarters ended September 30, 2010 as compared to $1.5 million for the same period for 2009, primarily as a result of regulatory changes for assessing fees on overdraft accounts. Mortgage fee income declined by $128,000 to $154,000 for the nine months ended September 30, 2010, primarily as a result of the Company’s third party provider for the funding of mortgage loans going out of business in August of 2009. Other non-deposit fees and income decreased $132,000 to $574,000 for the nine months ended September 30, 2010 as compared to the same period in 2009 primarily as a result of a $40,000 decrease in rental income on foreclosed real estate and a $22,000 write down of non-marketable securities.

Non-Interest Expenses. Non-interest expenses increased by $1.3 million to $13.8 million for the nine months ended September 30, 2010, from $12.5 million for the same period in 2009. The following are highlights of the significant differences in non-interest expenses during the first nine months of 2009 versus the same period in 2010:

•

Personnel expenses increased to $7.0 million for the three quarters ended September 30, 2010 compared to $6.5 million for the same period in 2009. The Company had 137 full-time equivalent employees at September 30, 2010 compared to 131 at September 30, 2009.

•

Deposit insurance costs were $710,000 for the three quarters ended September 30, 2010. Deposit insurance costs declined to $949,000 from the same period in 2009 as result of the 2009 one time FDIC assessment.

•

Professional fees increased $689,000 to $1.5 million for the nine months ended September 30, 2010 compared to $765,000 for the nine months ended September 30, 2009, primarily as a result of one-time training, education, and installation costs pertaining to the Company’s core data processing system conversion, costs pertaining to the development of an earnings enhancement and cost efficiencies program and increases in lending related legal fees including investigative fees pertaining to the alleged loan fraud.

•

Information systems expenses increased by $169,000 to $1.3 million for the three quarters ending September 30, 2010 as compared to the same period in 2009 primarily as a result of the costs pertaining to the Company’s core data processing system conversion.

•

Other non-interest expenses increased $277,000 to $2.2 million for the nine months ended September 30, 2010 from $1.9 million for the same period in 2009 primarily as a result of an increase of $129,000 in expenses related to the foreclosure of real estate, an increase of $37,000 in advertising costs, and an increase of $62,000 in travel related costs primarily pertaining to the first quarter 2010 core processing system conversion.

Provision for Income Taxes. The Company’s effective tax benefit was 38.54% and 50.0% for the nine months ended September 30, 2010 and 2009, respectively.

The Company’s net deferred tax asset was $4.5 million at September 30, 2010 and $2.3 million at December 31, 2009, respectively. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things recent earnings trends and projected earnings, and asset quality, etc. As of September 30, 2010, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset and need for valuation allowance. Significant negative trends in credit quality, losses from operations, etc. could impact the realization of the deferred tax asset in the future.

The Company has a history of earnings and no history of expiration of loss carry-forwards. We believe our forecasted earnings provides positive evidence to support a conclusion that a valuation allowance is not needed. Management closely monitors the previous twelve quarters of income (loss) before income taxes in evaluating the need for a deferred tax asset valuation allowance which is called the cumulative loss test. Excluding the goodwill impairment in 2009, as it is a loss of infrequent nature and is an aberration rather than a continuing condition, the Company passed the cumulative loss test by $1.1 million as of December 31, 2009. As of September 30, 2010, the Company passed the cumulative loss test by $3.8 million excluding the one-time non-recurring charge-off pertaining to the alleged fraud by a large relationship borrower and the previously discussed goodwill impaired charge. The Company feels confident that deferred tax assets are more likely than not to be realized. Although the Company had positive earnings in the first and second quarters of 2010, a net loss was recorded for the third quarter. If this trend continues and negative evidence grows, valuation allowances may be necessary in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 22.2% of total assets at September 30, 2010.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established, as of September 30, 2010, credit lines with other financial institutions to purchase up to $44.0 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $23.8 million of qualifying loans is pledged to the FHLB to secure borrowings. At September 30, 2010, the Company had $8.0 million outstanding in FHLB advances. Another source of short-term borrowings is securities sold under agreements to repurchase. At September 30, 2010, total borrowings consisted of securities sold under agreements to repurchase of $20.5 million and junior subordinated debentures of $12.4 million. In addition, the Company has $3.0 million of securities pledged to the Federal Reserve to be able to access the discount window.

Total deposits were $548.9 million at September 30, 2010. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 64.0% of total deposits at September 30, 2010. Time deposits of $100,000 or more represented 31.8% of the Company’s total deposits at September 30, 2010. At quarter end, the Company had $4.0 million in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for our current cash flow needs. However, the Bank Holding Company’s primary source of funds is dividends from its sole subsidiary, the Bank, and it is dependent on these dividends as a cash flow requirement to service debt obligations.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 7.76% at September 30, 2010.

As the following table indicates, at September 30, 2010, the Company and its bank subsidiary exceeded regulatory capital requirements.

New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement
Total risk-based capital ratio	10.63%	8.00%
Tier 1 risk-based capital ratio	9.38%	4.00%
Leverage ratio	7.23%	4.00%

New Century Bank	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Total risk-based capital ratio	12.57%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.31%	4.00%	6.00%
Leverage ratio	8.72%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for general corporate purposes including investment in the Bank. Under the current applicable regulatory guidelines, all of the trust preferred securities qualify as Tier 1 capital as of September 30, 2010. Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the future.

Item 4. Controls and Procedures

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the third quarter of 2010. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NEW CENTURY BANCORP, INC.

Date: November 15, 2010	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President and Chief Financial Officer and Chief Operating Officer

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)