Form 10-K
period 2010-12-31
NEW CENTURY BANCORP INC
filed 2011-04-01
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $39,283,169.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date 6,913,636 shares outstanding as of March 18, 2011.

Documents Incorporated by Reference.

None

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

The Board of Directors of New Century Bancorp as well as the boards of directors of New Century Bank and New Century Bank South, voted to merge the two banks in early 2008. The merger was completed on March 28, 2008. The merged bank is called New Century Bank and the headquarters and operations center of the merged bank are in Dunn, North Carolina. A 17-member holding company board also serves as the board of directors of the Bank.

The Bank operates for the primary purpose of serving the banking needs of individuals and small to medium-sized businesses in its market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer, mortgage and personal loans, and other associated financial services.

Primary Market Area

The Registrant’s market area consists of southeastern North Carolina. The Registrant’s market area has a population of over 1.1 million with an average household income of over $45,000.

The June 2010 total deposits in the Registrant’s market area exceeded $8.3 billion. The leading economic components of Harnett and Johnston Counties are services, manufacturing, and retail trade. In contrast, Cumberland County’s leading sector is federal government and military, followed by services and retail trade. In Sampson County, leading sectors include manufacturing, services, and state and local government. Wayne County’s leading sectors are federal government and military services, retail trade and agriculture. The largest employers in the Registrant’s market area include Goodyear Tire Company, Cape Fear Valley Medical Center, Smithfield Foods Inc. and the United States Military.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. As of June 30, 2010, data provided by the FDIC Deposit Market Share Report indicated that, within the Registrant’s market area, there were 232 offices of 23 other commercial and savings institutions (27 in Harnett County, 48 in Pitt County, 4 in Hoke County, 68 in Cumberland County, 33 in Robeson County, 16 in Sampson County, and 36 in Wayne County).

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

Employees

As of December 31, 2010, the Registrant employed 135 full time equivalent employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes relations with its employees to be good.

REGULATION

Regulation of the Bank

General. The Bank is a North Carolina chartered commercial bank and its deposit accounts are insured by the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to supervision, examination and regulation by the North Carolina Office of the Commissioner of Banks (“Commissioner”) and the FDIC and to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, mergers, subsidiary investments and establishment of branch offices. The FDIC also has the authority to conduct special examinations. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approval prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

As a federally insured depository institution, the Bank is subject to various regulations promulgated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) or (“FRB”), including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank, and is intended primarily for the protection of the FDIC and the depositors of the Bank, rather than shareholders. Changes in the regulatory framework could have a material effect on the Bank that in turn, could have a material effect on the Company. Certain of the legal and regulatory requirements are applicable to the Bank and Company. This discussion does not purport to be a complete explanation of all such laws and regulations and is qualified in its entirety by reference to the statutes and regulations involved.

State Law. The Bank is subject to extensive supervision and regulation by the Commissioner. The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail its resources, assets, liabilities and financial condition. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Dodd–Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things:

•	the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies;

•

the creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank financial companies;

•	the establishment of strengthened capital and prudential standards for banks and bank holding companies;

•	enhanced regulation of financial markets, including derivatives and securitization markets;

•	the elimination of certain trading activities by banks;

•

a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 per account, an extension of unlimited deposit insurance on qualifying noninterest-bearing transaction accounts, and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;

•

amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and

•	new disclosure and other requirements relating to executive compensation and corporate governance.

Although the Dodd-Frank Act has been signed into law, a number of provisions remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact our business. However, we believe that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

Deposit Insurance. The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund (“DIF”) of the FDIC. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of

2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio” or “DRR”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the DRR at 2.0%.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted and temporarily raised the standard minimum deposit insurance amount (the “SMDIA”) from $100,000 to $250,000 per depositor. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the SMDIA to $250,000 per depositor through December 31, 2013. On July 21, 2010, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per depositor.

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011, the FDIC issued a new regulation implementing these revisions to the assessment system. The regulation will be effective April 1, 2011.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt named the Debt Guarantee Program, and a temporary unlimited guarantee of funds in non-interest-bearing transaction accounts at FDIC insured institutions named the Transaction Account Guarantee Program (“TAG”). All newly-issued senior unsecured debt will be charged an annual assessment of up to 100 basis points (depending on term) multiplied by the amount of debt issued and calculated through the date of that debt or June 30, 2012, whichever is earlier. The Bank elected to opt out of the Debt Guarantee Program. The Bank elected to participate in the TAG Program and as a result, does not anticipate a material increase in its deposit insurance premiums. On August 26, 2009, the FDIC adopted a final rule extending the TAG portion of the TLGP for six months through June 30, 2010. It was subsequently extended again through December 31, 2010. The Bank elected to continue to participate in the TAG Program through December 31, 2010. On July 21, 2010, the Dodd-Frank Act extended unlimited FDIC insurance coverage to noninterest-bearing transaction deposit accounts. It does not apply to accounts earning any level of interest with the exception of Interest on Lawyers’ Trust Accounts (“IOLTA”) accounts. This unlimited FDIC insurance coverage is applicable to all applicable deposits at any FDIC-insured financial institution. Therefore, there is no additional FDIC insurance surcharge related to this coverage after December 31, 2010. This change is expected to lower the Bank’s FDIC insurance expense.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2010, the Registrant was classified as well capitalized with Leverage Ratio, Tier 1, and Total Risk-Based Capital of 9.17%, 11.45%, and 12.71%, respectively. Also, as of December 31, 2010, the Bank was classified as well capitalized with Leverage Ratio, Tier 1, and Total Risk-Based Capital of 8.84%, 11.10%, and 12.36%, respectively.

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

Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy the minimum capital requirements discussed above, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution’s ratio of tangible capital to total assets falls below the “critical capital level” established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

Under the implementing regulations, the federal banking regulators, including the FDIC, generally measure an institution’s capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the Bank’s actual capital ratios and the required capital ratios for the various prompt corrective action categories as of December 31, 2010.

	Actual	Well Capitalized	Adequately Capitalized	Undercapitalized	Significantly Undercapitalized
Total risk-based capital ratio	12.36%	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	11.10%	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Leverage ratio	8.84%	5.0% or more	4.0% or more *	Less than 4.0% *	Less than 3.0%

*	3.0% if institution has the highest regulatory rating and meets certain other criteria.

A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. See Note L of the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the “CDRI Act”), each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The interagency guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, asset growth, and information security. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank substantially meets all the standards adopted in the interagency guidelines.

Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act (“CRA”). The purpose of the CRA is to encourage financial institutions to help meet the credit needs of their entire communities, including the needs of low-and moderate-income neighborhoods.

The federal banking agencies have implemented an evaluation system that rates an institution based on its actual performance in meeting community credit needs. Under these regulations, an institution is first evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the institution is given a rating of either “outstanding,” “high satisfactory,” “low satisfactory,” “needs to improve,” or “substantial non-compliance.” A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings currently given are: “outstanding,” “satisfactory,” “needs to improve” or “substantial non-compliance.”

The Bank’s CRA rating would be a factor to be considered by the FRB and the FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than “satisfactory,” could result in the denial of such applications. During the Bank’s last compliance examination, the Bank received a satisfactory rating with respect to CRA compliance.

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $1.4 million at December 31, 2010. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the FRB, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $10.7 million up to $55.2 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2010, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 18.2% of total deposits and short-term borrowings at December 31, 2010, which management believes is adequate.

Dividend Restrictions. Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. In addition, under North Carolina law, the Bank may declare and pay dividends only out of retained earnings. The FDIC and the Commissioner have the power to further restrict the payment of dividends by the Bank.

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank. Under these limits, the Bank’s loans to one borrower were limited to $10.2 million at December 31, 2010. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

Transactions with Related Parties. Transactions between a state nonmember bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state nonmember bank is any company or entity which controls, is controlled by or is under common control with the state nonmember bank. In a holding company context, the parent holding company of a state nonmember bank

(such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution or state nonmember bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

Loans to Directors, Executive Officers and Principal Stockholders. State nonmember banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the applicable regulations there under on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state nonmember bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans-to-one-borrower limit and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

State nonmember banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers. Section 22(g) of the Federal Reserve Act requires approval by the board of directors of a depository institution for such extensions of credit and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the Bank Holding Company Act of 1956, as amended (“BHCA”) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

Restrictions on Certain Activities. State chartered nonmember banks with deposits insured by the FDIC are generally prohibited from engaging in equity investments that are not permissible for a national bank. The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity investment in a subsidiary in which the bank is a majority owner. State chartered banks are also prohibited from engaging as a principal in any type of activity that is not permissible for a national bank and, subject to certain exceptions, subsidiaries of state chartered FDIC-insured banks may not engage as a principal in any type of activity that is not permissible for a subsidiary of a national bank, unless in either case, the FDIC determines that the activity would pose no significant risk to the DIF and the bank is, and continues to be, in compliance with applicable capital standards.

USA Patriot Act. The USA Patriot Act (“Patriot Act”) is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services;

•	acting as fiduciary, investment or financial advisor;

•	leasing personal or real property;

•	making investments in corporations or projects designed primarily to promote community, welfare; and

•	acquiring a savings and loan association.

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

The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

•	leverage capital requirement expressed as a percentage of adjusted total assets;

•	risk-based requirement expressed as a percentage of total risk-weighted assets; and

•	Tier 1 leverage requirement expressed as a percentage of adjusted total assets.

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

Small Business Lending Fund. In September 2010, the Small Business Lending Fund Program (“SBLF”) was created by the Small Business Jobs Act of 2010. Under the SBLF, the U.S. Treasury may invest in preferred stock and other debt instruments issued by financial institutions. To be eligible, an institution must have total assets of $10 billion or less. An institution between $1 billion and $10 billion may apply for up to 3% of its total risk-weighted assets as long as it is otherwise eligible. An institution with assets of $1 billion or less may apply for up to 5% of its total risk-weighted assets as long as it is otherwise eligible. The U.S. Treasury must consult with the institution’s regulators to determine if the institution should receive the investment. Institutions on the FDIC’s problem bank list as of, or within 90 days prior to, the date of the application, are ineligible to participate in the program.

Treasury’s investment must be repaid within 10 years. While the investment is outstanding, the rate at which dividends are payable varies between 1% and 7%, with an initial rate of 5%, and is wholly dependent upon the amount of increase in the bank’s quarterly small business lending following Treasury’s capital investment. If the amount of small business lending does not increase within 2 years, the dividend rate increases to 7%. If Treasury’s investment is not redeemed on or before 4 1/2 years following its investment, the dividend rate increases to 9%.

The application for participation in the SBLF along with a business plan for increasing small business lending must be submitted to the Treasury and the institution’s primary federal regulator prior to March 31, 2011. The Company has not yet determined whether it will submit an application for participation in the SBLF. If the Company chooses to submit an application and it is accepted, there is uncertainty as to whether the Bank will be able to increase the level of small business lending in order to qualify for a reduced level of dividend payments. There is also uncertainty as to the capital treatment of any funds received under the SBLF due to conflicts in capital treatment under the Dodd-Frank Act and the proposed Basel III rules. Further, Treasury could change the rules regarding participation in the SBLF at any time.

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies. Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

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

Office Location	Year Opened	Approximate Square Footage	Owned or Leased

New Century Bank Main Office 700 West Cumberland Street Dunn, NC 28334	2001	12,600	Owned

Clinton Office 111 Northeast Boulevard Clinton, NC 28328	2008	3,100	Owned

Goldsboro Office 431 North Spence Avenue Goldsboro, NC 27534	2005	6,300	Owned

Lillington Office 818 McKinney Parkway Lillington, NC 27546	2007	4,500	Owned

Greenville Loan Production Office 323 Clifton Street, Suite #8 Greenville, NC 27858	2009	500	Leased

Fayetteville Office 2818 Raeford Road Fayetteville, NC 28303	2004	10,000	Owned

Ramsey Street Office 6390 Ramsey Street Fayetteville, NC 28311	2007	2,500	Owned

Lumberton Office 4400 Fayetteville Road Lumberton, NC 28358	2006	3,500	Owned

Pembroke Office 410 East Third Street Pembroke, NC 28372	2006	1,600	Owned

Raeford Office 720 Harris Avenue Raeford, NC 28376	2006	2,900	Owned

Operations Center 861 Tilghman Drive Dunn, NC 28335	2010	7,500	Owned

Operations Center - Annex 863 Tilghman Drive Dunn, NC 28335	2010	5,000	Owned

ITEM 3 – LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant, or any of its subsidiaries, is a party, or of which any of their property is the subject.

ITEM 4 – (RESERVED)

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Market under the trading symbol “NCBC.” Howe Barnes Hoefer & Arnett, Morgan Keegan, McKinnon & Company, Sandler O’Neill & Partners, L.P., Janney, Montgomery, Scott, LLC., and Scott & Stringfellow provide bid and ask quotes for our common stock. At December 31, 2010, there were 6,913,636 shares of common stock outstanding, which were held by 1,402 shareholders of record.

	Sales Prices
	High	Low
2010
First Quarter	$6.23	$4.25
Second Quarter	6.44	5.25
Third Quarter	6.17	3.19
Fourth Quarter	5.00	3.71

2009
First Quarter	$6.25	$4.00
Second Quarter	7.67	4.31
Third Quarter	7.00	5.50
Fourth Quarter	6.24	3.81

The Registrant did not declare or pay cash dividends during 2010 and 2009 and it is not currently anticipated that cash dividends will be declared and paid to shareholders at any time in the foreseeable future.

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the year ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$33,610	$33,030	$35,237	$41,599	$35,812
Total interest expense	9,680	13,122	17,372	20,653	16,167

Net interest income	23,930	19,908	17,865	20,946	19,645
Provision for loan losses	15,634	5,472	4,283	5,974	2,779

Net interest income after provision for loan losses	8,296	14,436	13,582	14,972	16,866
Total non-interest income	2,678	3,098	3,124	3,977	3,278
Impairment of goodwill	—	8,674	—	—	—
Total non-interest expense	19,213	17,375	17,138	16,337	13,816

Income (loss) before income taxes	(8,239)	(8,515)	(432)	2,612	6,328
Provision for income taxes (benefit)	(3,284)	(73)	(239)	953	2,358

Net income (loss)	$(4,955)	$(8,442)	$(193)	$1,659	$3,970

Per Share Data: (1)
Earnings (loss) per share - basic	$(.72)	$(1.24)	$(.03)	$.25	$.69
Earnings (loss) per share - diluted	(.72)	(1.24)	(.03)	.24	.65
Market Price
High	6.44	7.67	10.21	16.33	20.83
Low	3.19	3.81	4.90	8.25	15.75
Close	4.98	4.75	5.00	8.25	16.99
Book value	7.19	7.96	9.17	9.09	8.84
Tangible book value	7.09	7.83	7.76	7.63	7.30

Selected Year-End Balance Sheet Data:
Loans, gross of allowance	$470,484	$481,176	$460,626	$442,875	$427,948
Allowance for loan losses	10,015	10,359	8,860	8,314	7,496
Other interest-earning assets	109,685	107,360	99,908	100,292	87,811
Goodwill and core deposit intangible	699	853	9,680	9,834	9,988
Total assets	626,896	630,419	605,767	591,025	552,965
Deposits	534,599	540,262	505,119	498,122	464,117
Borrowings	40,038	32,936	35,547	29,339	28,813
Shareholders’ equity	49,692	54,409	62,659	61,173	57,439

Selected Average Balances:
Total assets	$644,904	$630,521	$599,913	$583,809	$491,849
Loans, gross of allowance	484,647	471,059	451,558	449,799	369,110
Total interest-earning assets	599,152	578,372	554,798	539,526	458,974
Goodwill and core deposit intangible	775	9,578	9,756	9,910	4,087
Deposits	548,768	527,844	504,188	493,989	412,077
Total interest-bearing liabilities	511,031	498,831	468,044	450,466	381,514
Shareholders’ equity	54,750	63,584	62,107	59,888	45,614

Selected Performance Ratios:
Return on average assets	(.77)%	(1.34)%	(.03)%	.28%	.81%
Return on average equity	(9.05)%	(13.28)%	(.31)%	2.77%	8.70%
Net interest margin (5)	4.03%	3.49%	3.27%	3.93%	4.33%
Net interest spread (5)	3.75%	3.12%	2.69%	3.18%	3.62%
Efficiency ratio (2)	72.71%	75.52%	81.00%	65.40%	60.27%

Asset Quality Ratios:
Nonperforming loans to period-end loans (3)	2.60%	3.34%	1.85%	1.13%	.75%
Allowance for loan losses to period-end loans (4)	2.13%	2.15%	1.92%	1.88%	1.75%
Net loan charge-offs to average loans	3.30%	0.84%	0.82%	1.15%	.27%

	At or for the year ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Capital Ratios:
Total risk-based capital	13.04%	13.89%	14.43%	14.77%	14.63%
Tier 1 risk-based capital	11.78%	12.63%	13.18%	13.51%	13.38%
Leverage ratio	9.40%	10.02%	10.66%	10.77%	10.95%
Tangible equity to assets	7.82%	8.49%	8.75%	8.69%	8.58%
Equity to assets ratio	7.93%	8.63%	10.34%	10.35%	10.39%

Other Data:
Number of banking offices	9	9	10	10	11
Number of full time equivalent employees	135	133	132	144	156

(1)	Adjusted for all years presented to reflect the effects of a 20% stock dividend in December 2006.
(2)	Efficiency ratio is calculated as non-interest expenses divided by the sum of net interest income and non-interest income, excluding goodwill impairment.
(3)	Nonperforming loans consist of non-accrual loans and restructured loans.
(4)	Allowance for loan losses to period-end loans ratio excludes loans held for sale
(5)	Fully taxable equivalent basis

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

DESCRIPTION OF BUSINESS

The Company is a commercial bank holding company that was incorporated on September 19, 2003 and has one wholly-owned banking subsidiary, New Century Bank, which became a subsidiary of the Company as part of a holding company reorganization, (referred to as the “Bank”). In September 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of New Century Bank. New Century Statutory Trust I is not a consolidated subsidiary of the Company. The Company’s only business activity is the ownership of the Bank. Accordingly, this discussion focuses primarily on the financial condition and operating results of the Bank.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

YEARS ENDED DECEMBER 31, 2010 AND 2009

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars are in thousands, except share and per share data)
2010
Interest Income	$8,333	$8,524	$8,428	$8,327
Interest Expense	2,446	2,434	2,439	2,361

Net Interest Income	5,887	6,090	5,989	5,966
Provision for loan losses	1,270	639	12,457	1,267

Net interest income after provision for loan losses	4,617	5,451	(6,468)	4,699
Non interest income	667	670	648	686
Non interest expense	4,606	4,497	4,746	5,357

Income (loss) before taxes	678	1,624	(10,566)	28
Income taxes (benefit)	221	549	(3,955)	(97)

Net income (loss)	$457	$1,075	$(6,611)	$125

Net income (loss) per share
Basic	$.07	$.16	$(.96)	$.02
Diluted	.07	.16	(.96)	.02
Average shares outstanding
Basic	6,837,952	6,846,437	6,908,466	6,913,636
Diluted	6,845,714	6,862,095	6,908,466	6,913,636

2009
Interest Income	$8,283	$8,045	$8,266	$8,438
Interest Expense	3,673	3,459	3,170	2,821

Net Interest Income	4,610	4,586	5,096	5,617
Provision for loan losses	685	1,414	2,377	995

Net interest income after provision for loan losses	3,925	3,172	2,719	4,622
Non interest income	814	756	769	761
Impairment of goodwill	—	—	—	8,674

Non interest expense	4,080	4,428	4,075	4,796
Income (loss) before taxes	659	(500)	(587)	(8,087)
Income taxes (benefit)	251	(247)	(218)	141

Net income (loss)	$408	$(253)	$(369)	$(8,228)

Net income (loss) per share
Basic	$.06	$(.04)	$(.05)	$(1.20)
Diluted	.06	(.04)	(.05)	(1.20)
Average shares outstanding
Basic	6,831,149	6,831,973	6,837,292	6,837,863
Diluted	6,835,476	6,831,973	6,837,292	6,837,863

The quarterly financial data may not aggregate to annual amounts due to rounding.

FINANCIAL CONDITION

DECEMBER 31, 2010 AND 2009

Overview

Total assets at December 31, 2010 were $626.9 million, which represents a decrease of $3.5 million or (0.6)% from December 31, 2009. Earning assets at December 31, 2010 totaled $580.2 million and consisted of $460.5 million in net loans, $89.9 million in investment securities, $27.3 million in overnight investments and interest-bearing deposits in other banks and $2.5 million in non-marketable equity securities. Total deposits and shareholders’ equity at December 31, 2010 were $534.6 million and $49.7 million, respectively.

Investment Securities

Investment securities decreased to $89.9 million from $96.3 million at December 31, 2009. The Company’s investment portfolio at December 31, 2010, which consisted of U.S. government agency securities, mortgage-backed securities and bank-qualified municipal securities, aggregated $89.9 million with a weighted average yield of 2.91%. The Company also holds an investment of $1.4 million in the form of Federal Home Loan Bank Stock with a weighted average yield of 0.33%. The investment portfolio decreased $6.4 million in 2010, the result of $21.8 million in purchases, $26.9 million of maturities and prepayments and a decrease of $1.3 million in the market value of securities held available for sale and net accretion of investment discounts. There were no sales of investment securities during 2010.

The following table summarizes the securities portfolio by major classification:

Securities Portfolio Composition

(dollars are in thousands)

	Amortized Cost	Fair Value	Tax Equivalent Yield
U. S. government agency securities:
Due within one year	$23,783	$23,946	1.93%
Due after one but within five years	22,723	23,141	1.72%

	46,506	47,087	1.83%

Mortgage-backed securities:
Due within one year	2,538	2,581	3.63%
Due after one but within five years	27,614	28,745	4.24%
Due after five but within ten years	4,150	4,186	3.60%

	34,302	35,512	4.12%

State and local governments:
Due within one year	200	203	7.27%
Due after one but within five years	1,543	1,584	5.23%
Due after five but within ten years	3,608	3,760	5.35%
Due after ten years	1,822	1,753	6.01%

	7,173	7,300	5.55%

Total securities available for sale:
Due within one year	26,521	26,730	2.13%
Due after one but within five years	51,880	53,470	3.18%
Due after five but within ten years	7,758	7,946	4.41%
Due after ten years	1,822	1,753	6.01%

	$87,981	$89,899	3.03%

Loans Receivable

The loan portfolio at December 31, 2010 was comprised of $408.5 million in real estate loans, $49.4 million in commercial and industrial loans, and $13.0 million in loans to individuals. Also included in loans outstanding is $383,000 in net deferred loan fees.

The following table describes the Company’s loan portfolio composition by category:

	At December 31,
	2010		2009		2008		2007		2006
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(dollars in thousands)
Real estate loans:
1 to 4 Family Residential	$60,385	12.8%	$69,995	14.5%	$67,353	14.6%	$61,738	13.9%	$59,867	14.0%
Commercial	193,502	41.1%	195,165	40.6%	169,856	36.9%	132,649	30.0%	113,790	26.6%
Multi-family Residential	30,088	6.4%	22,580	4.7%	18,744	4.1%	13,379	3.0%	13,399	3.1%
Construction	84,550	18.0%	70,736	14.7%	65,807	14.3%	84,795	19.1%	79,607	18.6%
Home equity lines of credit	39,938	8.5%	38,482	8.0%	41,352	9.0%	42,016	9.5%	42,130	9.8%

Total real estate loans	408,463	86.8%	396,958	82.5%	363,112	78.9%	334,577	75.5%	308,793	72.2%

Other loans:
Commercial and industrial	49,437	10.5%	70,747	14.7%	76,936	16.7%	81,832	18.5%	88,626	20.7%
Loans to individuals & overdrafts	12,967	2.8%	13,766	2.9%	20,916	4.5%	26,756	6.0%	30,827	7.2%

Total other loans	62,404	13.3%	84,513	17.6%	97,852	21.2%	108,588	24.5%	119,453	27.9%

Less:
Deferred loan origination (fees) cost, net	(383)	-0.1%	(295)	-0.1%	(338)	-0.1%	(290)	-0.1%	(298)	-0.1%

Total loans	470,484	100.0%	481,176	100.0%	460,626	100.0%	442,875	100.0%	427,948	100.0%

Allowance for loan losses	(10,015)		(10,359)		(8,860)		(8,314)		(7,496)

Total loans, net	$460,469		$470,817		$451,766		$434,561		$420,452

During 2010, loans receivable decreased by $10.7 million, or 2.2%, to $470.5 million as of December 31, 2010. The decline in loans during the year is attributable to reduced loan demand in the Company’s markets and to net loan charge-offs of nearly $16.0 million. In the third quarter 2010, the Company reported a large charge-off due to alleged borrower fraud in connection with one of its largest loan relationships. Net of recoveries, this charge off totaled $10.1 million and is included in the $16.0 million for 2010.

The majority of the Company’s loan portfolio is comprised of real estate loans. This category, which includes both commercial and consumer loan balances, increased from 82.5% of the portfolio at December 31, 2009 to 86.8% at December 31, 2010. Total real estate loans increased by $11.5 million during the year as result of a $13.8 million increase in construction loans that offset declines on other real estate loan categories. The increase in construction loans in 2010 from 2009 was comprised of a $7.5 million increase in residential construction loans and a $6.3 million increase in other construction loans. The most significant shift in the overall portfolio was in the commercial and industrial category, which declined by $21.3 million due to the losses from the alleged borrower fraud previously mentioned and reduced loan demand from borrowers.

Management monitors trends in the loan portfolio that may indicate more than normal risk. A discussion of other risk factors follows. Some loans or groups of loans may contain one or more of these individual loan risk factors. Therefore, an accumulation of the amounts or percentages of the individual loan risk factors may not necessarily be an indication of the cumulative risk in the total loan portfolio.

Acquisition, Development and Construction Loans

The Company originates construction loans for the purpose of acquisition, development, and construction of both residential and commercial properties (“ADC” loans).

ADC Loans

As of December 31, 2010

(dollars are in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$60,043	$24,507	$84,550

Average Loan Size	$170	$345

Percentage of total loans	12.76%	5.21%	17.97%

Non-accrual loans	$510	$428	$938

At December 31, 2010, total ADC loans represent 17.97% or $84.6 million of the total loan portfolio. Less than $1 million of the ADC portfolio are in non-accrual status. This represents 1.11% of all ADC loans. Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

Included in ADC loans and residential real estate loans as of December 31, 2010 were loans that exceeded regulatory loan to value (“LTV”) guidelines. The Company had $6.9 million in non 1-4 residential loans that exceeded the regulatory LTV limits and $12.7 million of 1-4 residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 30.7% of total risk based capital as of December 31, 2010, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market continues to soften for both market activity and collateral valuations.

ADC Loans

As of December 31, 2009

(dollars are in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$46,296	$24,440	$70,736

Average Loan Size	$183	$298

Percentage of total loans	9.62%	5.08%	14.70%

Non-accrual loans	$1,370	$677	$2,047

At December 31, 2009, total ADC loans represented 14.70%, or $70.7 million, of the total loan portfolio. $2.0 million of the ADC portfolio were in non-accrual status as of December 31, 2009, which represented 2.89% of all ADC loans.

Included in ADC loans and residential real estate loans as of December 31, 2009 were loans that exceeded regulatory loan to value (“LTV”) guidelines. The Company had $10.8 million in non 1-4 residential loans that exceeded the regulatory LTV limits and $17.2 million of 1-4 residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 40.7% of total risk based capital as of December 31, 2009, which is less than the 100% maximum allowed.

Business Sector Concentrations

Loan concentrations in certain business sectors impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and weakened real estate market values may also pose additional risk to the Company’s capital position. The Company has established an internal commercial real estate guideline of 40% of Risk-Based Capital for any single product line.

The tables below set forth, for the periods indicated, information about the Company’s business sector concentrations.

Product Line	At December 31, 2010	% of Risk Based Capital
1 to 4 Family Rental	$26,992	42%
Office Building	$30,265	47%

At December 31, 2010 the Company had two product type groups which exceeded this guideline; 1-4 Family Rental and Office Buildings. The 1-4 Family Rental group represented 42% of Risk-Based Capital or $27.0 million and Office Buildings were 47% of Risk-Based Capital or $30.3 million. All other commercial real estate groups were well under the 40% threshold.

Product Line	At December 31, 2009	% of Risk Based Capital
1 to 4 Family Rental	$29,851	44%
Office Building	$26,749	39%

At December 31, 2009 the Company had one product type group which exceeded this guideline; 1-4 Family Rental. The 1-4 Family Rental group represented 44% of Risk-Based Capital or $29.9 million. Office Buildings were just below the benchmark at 39% of Risk-Based Capital or $26.7 million. All other commercial real estate groups were well under the 40% threshold.

The Company’s concentration in the 1 –4 Family Rental group decreased from 44% of Risk- Based Capital at December 31, 2009 to 42% of Risk-Based Capital at December 31, 2010. Management does not feel that this level of concentration poses undue risk to the Company.

The Company’s concentration in the Office Building group increased from 39% of Risk-Based Capital at December 31, 2009 to 47% of Risk-Based Capital at December 31, 2010. This increase is almost completely attributed to additional funding to one relationship that management believes was underwritten extensively, with good debt service coverage, good collateral in prime locations, and strong guarantor support. Management does not feel that this increased exposure and this level of concentration poses undue risk to the Company.

Geographic Concentrations

Certain risks exist arising from geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and home equity lines of credit (“HELOC”) loans at December 31, 2010.

	ADC Loans	Percent	HELOC	Percent

Harnett County	$6,029	7.1%	$7,572	19.0%
Cumberland County	26,113	30.9%	5,142	12.9%
All other locations	52,408	62.0%	27,224	68.1%

Total	$84,550	100.0%	$39,938	100.0%

Below is a table showing geographic concentrations for ADC and HELOC loans at December 31, 2009.

	ADC Loans	Percent	HELOC	Percent

Harnett County	$7,942	11.2%	$7,947	20.7%
Cumberland County	27,162	38.3%	6,303	17.1%
All other locations	35,632	50.5%	24,232	62.2%

Total	$70,736	100.0%	$38,482	100.0%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At December 31, 2010, the Company had $107.4 million in loans that had terms permitting interest only payments. This represented 22.8% of the total loan portfolio. At December 31, 2009, the Company had $157.2 million in loans that had terms permitting interest only payments. This represented 32.7% of the total loan portfolio. At December 31, 2010, $10.6 million of the decrease in loans within this risk category from the levels at December 31, 2009 was the result of the third quarter charge-off by the Company due to alleged borrower fraud in connection with one of the Bank’s largest loan relationships. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio are interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit concentrations totaled $52.1 million or 11.1% of total loans at December 31, 2010 compared to $40.6 million or 8.5% of total loans at December 31, 2009. The Company’s ten largest customer loan relationship concentrations totaled $72.1 million, or 15.3% of total loans, at December 31, 2010 compared to $78.2 million, or 16.2% of total loans. at December 31, 2009. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the capital position of the Company as experienced by the Company with the $10.1 million net charge-off from the alleged fraud involving one of its largest customer relationships.

Maturities and Sensitivities of Loans to Interest Rates

The following table presents the maturity distribution of the Company’s loans at December 31, 2010. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate:

	At December 31, 2010
	Due within one year	Due after one year but within five years	Due after five years	Total
	(dollars in thousands)
Fixed rate loans:
1 to 4 Family Residential	$14,169	$31,770	$1,169	$47,108
Commercial Real Estate	22,501	87,933	10,033	120,467
Multi-family Residential	7,434	16,276	29	23,739
Construction	6,393	10,704	123	17,220
Home equity lines of credit	4	83	—	87
Commercial and Industrial	5,153	15,855	74	21,082
Loans to individuals & overdrafts	2,419	4,726	159	7,304

Total at fixed rates	58,073	167,347	11,587	237,007

Variable rate loans:
1 to 4 Family Residential	2,657	6,214	1,284	10,155
Commercial Real Estate	27,811	36,213	3,222	67,246
Multi-family Residential	3,131	3,218	—	6,349
Construction	37,041	29,270	81	66,392
Home equity lines of credit	428	1,119	38,207	39,754
Commercial and Industrial	19,352	7,445	1,161	27,958
Loans to individuals & overdrafts	3,262	1,264	918	5,444

Total at variable rates	93,682	84,743	44,873	223,298

Subtotal	151,755	252,090	56,460	460,305

Non-accrual loans	6,664	2,983	915	10,562

Gross loans	$158,419	$255,073	$57,375

Deferred loan origination (fees) costs, net				(383)

Total loans				$470,484

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may require a principal reduction or modify other terms of the loan at the time of renewal.

Past Due Loans and Nonperforming Assets

At December 31, 2010, the Company had $2.1 million in loans that were 30 days or more past due. This represented 0.46% of gross loans outstanding on that date. This is a slight increase from December 31, 2009 when there were $2.0 million in loans that were past due 30 days or more, or 0.41% of gross loans outstanding. Non-accrual loans decreased by $5.4 million from $16.0 million at December 31, 2009 to $10.6 million at December 31, 2010. As of December 31, 2010, the Company had identified ten loans totaling $3.3 million that were considered to be troubled debt restructured of which two loans totaling

$1.7 million were still accruing. At December 31, 2009, the Company had no troubled debt restructured loans. There were no loans that were 90 days or more past due and still in accruing status at either December 31, 2010 or December 31, 2009.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	As December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)

Non-accrual loans	$10,562	$16,048	$8,630	$5,007	$2,657
Restructured loans	1,688	—	—	—	562

Total non-performing loans	12,250	16,048	8,630	5,007	3,219

Foreclosed real estate	3,655	2,530	2,799	542	164
Repossessed assets	—	—	—	34	—

Total non-performing assets	$15,905	$18,578	$11,429	$5,583	$3,383

Accruing loans past due 90 days or more	$—	$—	$—	$1	$1,197
Allowance for loan losses	$10,015	$10,359	$8,860	$8,314	$7,496

Non-performing loans to period end loans	2.60%	3.34%	1.87%	1.13%	0.75%
Non-performing loans and accruing loans past due 90 days or more to period end loans	2.60%	3.34%	1.87%	1.13%	1.03%
Allowance for loans losses to period end loans	2.13%	2.15%	1.92%	1.88%	1.75%
Allowance for loan losses to non-performing loans	82%	65%	103%	166%	233%
Allowance for loan losses to non-performing assets	63%	56%	78%	149%	222%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	63%	56%	78%	149%	164%
Non-performing assets to total assets	2.54%	2.95%	1.89%	0.94%	0.61%
Non-performing assets and accruing loans past due 90 days or more to total assets	2.54%	2.95%	1.89%	0.94%	0.83%

In addition to the nonperforming assets summarized above, the Company had $5.9 million in loans that were considered to be impaired for reasons other than their past due status. In total, there were $16.5 million of loans that were considered to be impaired at December 31, 2010, approximately the same as the $16.5 million at December 31, 2009. Impaired loans have been evaluated by management in accordance with Accounting Standards Codification (“ASC”) 310 and $3.3 million has been included in the allowance for loan losses as of December 31, 2010 for these loans. All troubled debt restructured assets are included within impaired loans as of December 31, 2010 and in non-accrual status except two loans totaling $1.7 million which were still accruing.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through provisions for loan losses charged to expense and represents management’s best estimate of probable loans losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated losses and risk inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of reserves is designed to account for changes in credit quality as they occur The provision for loan losses reflect loan quality trends, including the levels of and trends related to past due loans and economic conditions at the local and national levels. It also considers the quality and risk characteristics of the Company’s loan origination and servicing policies and practices. Included in the allowance are specific reserves on loans that are considered to be impaired which are identified and measured in accordance with ASC 310.

The following table presents the Company’s allowance for loan losses as a percentage of loans at December 31 for the years indicated.

	At December 31,
	2010	% of Total loans	2009	% of Total loans	2008	% of Total loans	2007	% of Total loans	2006	% of Total loans
	(dollars in thousands)
1 to 4 Family Residential	$2,483	12.83%	$1,854	14.55%	$1,437	14.62%	$682	13.94%	$133	13.99%
Commercial Real Estate	3,111	41.13%	4,281	40.56%	2,761	36.88%	2,135	29.95%	2,078	26.59%
Multi- family Residential	640	6.40%	200	4.69%	115	4.07%	64	3.02%	241	3.13%
Construction	349	17.97%	629	14.70%	1,039	14.29%	586	19.15%	1,593	18.60%
Home equity lines of credit	850	8.49%	1,189	8.00%	499	8.97%	319	9.49%	169	9.84%
Commercial and Industrial	1,052	10.51%	1,699	14.70%	2,381	16.70%	4,270	18.52%	2,022	20.71%
Loans to individuals & overdrafts	1,530	2.76%	501	2.86%	563	4.54%	221	6.04%	1,254	7.20%
Deferred loan originations fees, net	—	(0.09)%	—	(0.06)%	—	(0.07)%	—	(0.11)%	—	(0.07)%

		100.00%		100.00%		100.00%		100.00%		100.00%
Total allocated	10,015		10,353		8,795		8,277		7,490
Unallocated	—		6		65		37		6

Total	$10,015		$10,359		$8,860		$8,314		$7,496

The allowance for loan losses decreased by $344,000 during 2010 to 2.13% of gross loans at December 31, 2010 from 2.15% at December 31, 2009. The change in the allowance during 2010 resulted from net charge-offs of nearly $16.0 million, partially offset by provisions for loan losses of $15.6 million. The net charge-offs reduced the specific reserves on impaired loans while increasing our historical loss ratios which increased the general reserves on the performing loan portfolio. General reserves totaled $6.7 million or 1.42% of gross loans outstanding as of December 31, 2010, and increase from year-end 2009 when they totaled $6.2 million or 1.28% of loans outstanding. At December 31, 2010, specific reserves on impaired loans constituted $3.3 million or 0.71% of gross loans outstanding compared to $4.2 million or 0.87% of loans outstanding as of December 31, 2009. Although net charge-offs have increased from 2009 to 2010, the majority of the increase is attributable to the previously mentioned alleged loan fraud which was included in the general reserves until the relationship was charged off when it was discovered in the third quarter.

The following table presents information regarding changes in the allowance for loan losses in detail for the years indicated:

	As of December 31,
	2010	2009	2008	2007	2006
	(dollars are in thousands)
Allowance for loan losses at beginning of year	$10,359	$8,860	$8,314	$7,496	$5,298
Provision for loan losses	15,634	5,472	4,283	5,974	2,779

	25,993	14,332	12,597	13,470	8,077

Loans charged off:
1 to 4 Family Residential	(2,254)	(567)	(678)	(471)	(92)
Multi-family Residential and Commercial	(2,811)	—	—	(572)	(29)
Construction	(464)	(168)	(118)	(130)	—
Home equity lines of credit	(496)	(404)	(448)	(127)	—
Commercial and Industrial	(11,967)	(2,932)	(2,836)	(3,878)	(835)
Loans to individuals & overdrafts	(421)	(352)	(270)	(626)	(181)

Total charge-offs	(18,413)	(4,423)	(4,350)	(5,804)	(1,137)

Recoveries of loans previously charged off:
1 to 4 Family Residential	15	69	145	119	28
Multi-family Residential and Commercial	1,023	—	—	37	—
Construction	137	12	33	4	—
Home equity lines of credit	44	7	—	—	—
Commercial and Industrial	1,121	325	373	325	58
Loans to individuals & overdrafts	95	37	62	163	66

Total recoveries	2,435	450	613	648	152

Net charge-offs	(15,978)	(3,973)	(3,737)	(5,156)	(985)

Allowance acquired from Progressive State Bank	—	—	—	—	404

Allowance for loan losses at end of year	$10,015	$10,359	$8,860	$8,314	$7,496

Ratios:
Net charge-offs as a percent of average loans	3.30%	0.84%	0.83%	1.15%	0.27%
Allowance for loan losses as a percent of loans at end of year	2.13%	2.15%	1.92%	1.88%	1.75%

While the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making determinations regarding the allowance. While the Company believes that the allowance for loan losses has been established in conformity with generally accepted accounting principles (“GAAP”), there can be no assurance that banking regulators, in reviewing the loan portfolio, will not require adjustments to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increased provisions to the allowance will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations and the value of the Company’s common stock.

Management believes the level of the allowance for loan losses as of December 31, 2010 is appropriate in light of the risk inherent within the Company’s loan portfolio.

Other Assets

At December 31, 2010 non-earning assets totaled $46.7 million, an increase of $4.8 million from $41.9 million at December 31, 2009. Non-earning assets at December 31, 2010 consisted of: cash and due from banks of $8.6 million, premises and equipment totaling $12.9 million, foreclosed real estate totaling $3.7 million, accrued interest receivable of $2.5 million, bank owned life insurance of $7.7 million and others totaling $11.3 million which includes a $2.3 million prepayment in FDIC deposit insurance for the years 2011, and 2012 and net deferred taxes and taxes receivable of $6.9 million. The Company’s goodwill was considered impaired and written off in 2009.

The Company has an investment in bank owned life insurance of $7.7 million, which increased $0.3 million from December 31, 2009. The change reflects an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

Deposits

Total deposits at December 31, 2010 were $534.6 million and consisted of $70.4 million in non-interest-bearing demand deposits, $97.1 million in money market and NOW accounts, $22.5 million in savings accounts, and $344.6 million in time deposits. Total deposits decreased by $5.7 million from $540.3 million as of December 31, 2009. Non-interest-bearing demand deposits decreased by $1.9 million from $72.3 million as of December 31, 2009. During 2010, the Company had a targeted advertising campaign featuring a special MMDA rate. This resulted in the $3.4 million increase in MMDA and NOW accounts. Savings accounts were also affected by this special rate offering and decreased by $3.9 million. Time deposits decreased by $3.3 million during 2010.

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Period Ended December 31,
	2010		2009		2008		2007		2006
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(dollars in thousands)
Savings, NOW and money market deposits	$124,974	0.94%	$108,240	1.22%	$96,191	1.68%	$97,370	2.55%	$87,264	2.56%
Time deposits > $100,000	172,120	2.36%	166,641	3.19%	153,619	4.38%	144,039	5.01%	107,855	4.31%
Other time deposits	175,830	2.19%	187,687	3.11%	187,247	4.30%	181,013	5.16%	154,864	4.89%

Total interest-bearing deposits	472,924	1.92%	462,568	2.70%	437,057	3.75%	422,422	4.51%	349,983	4.13%

Noninterest-bearing deposits	75,844	—	65,276	—	67,131	—	71,567	—	62,094	—

Total deposits	$548,768	1.66%	$527,844	2.36%	$504,188	3.25%	$493,989	3.85%	$412,077	3.51%

Short Term and Long Term Debt

As of December 31 2010, the Company had $23.7 million in short-term debt, which included $19.7 million in repurchase agreements and $4.0 million in FHLB Advances, and $16.4 million in long-term debt, which included $12.4 million in junior subordinated debentures issued to New Century Statutory Trust I in connection with the Company’s issuance of trust preferred securities in September 2004 and $4.0 million in FHLB Advances.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2010 was $49.7 million, a decrease of $4.7 million from $54.4 million as of December 31, 2009. Changes in shareholders’ equity included a $5.0 million net loss primarily as a result of a $10.8 million charge-off pertaining to an alleged fraud net of tax benefit, an increase of $332,000 from stock options exercised, an increase of $148,000 from stock based compensation, a $16,000 tax benefit due to the exercise of stock options and a $258,000 other comprehensive loss.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Overview

During 2010, New Century Bancorp incurred a net loss of $5.0 million compared to a net loss of $8.4 million for 2009. Both basic and diluted loss per share for the year ended December 31, 2010 were $0.72, compared with basic and diluted loss per share of $1.24 for 2009. The decrease in net loss is primarily due to a $10.8 million charge-off pertaining to an alleged fraud net of tax benefit in 2010 compared to a goodwill impairment charge of $8.7 million with no tax benefit in 2009. These negative factors are partially offset by increase in net interest income of $4.0 million.

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

Net interest income increased by $4.0 million to $23.9 million for the year ended December 31, 2010. The Company’s total interest income benefited from growth in interest earning assets that were offset by a low interest rate environment in 2010 that began in 2008 when the Federal Reserve lowered interest rates by more than 400 basis points. Average total interest-earnings assets were $599.2 million in 2010 compared with $578.4 million in 2009. The yield on those assets decreased by 8 basis points from 5.73% in 2009 to 5.65% in 2010. Earning asset yields in both years were adversely impacted by income reversed when loans were placed into non-accrual status. These income reversals were approximately $313,000 in 2010 and $423,000 in 2009. Meanwhile, average interest-bearing liabilities increased by $12.2 million from $498.8 million for the year ended December 31, 2009 to $511.0 million for the year ended December 31, 2010. Cost of funds decreased by 74 basis points in 2010 to 1.89% from 2.63% in 2009. In 2010, the Company’s net interest margin was 4.03% and net interest spread was 3.75%. In 2009, net interest margin was 3.49% and net interest spread was 3.12%.

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

The Company recorded a $15.6 million provision for loan losses in 2010, an increase of $10.1 million from the $5.5 million provision that was recorded in 2009. The 2010 provision for loan losses was impacted by the $10.1 million net charge-off pertaining to the previously mentioned alleged fraud. For more information on changes in the allowance for loan losses, refer to Note D of the financial statements in the section titled Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2010 was $2.7 million down $400,000 from 2009. When compared to last year, the Company had a decrease in deposit service fees and charges of $359,000, or 18%. Fees from pre-sold mortgages decreased to $226,000 in 2010, a decline of $102,000 or 31% as compared to 2009, primarily as a result of continued softness in the real estate market. Other non-interest income remained approximately the same at nearly $800,000 in both 2010 and 2009.

Non-Interest Expenses

Non-interest expenses decreased by $6.8 million or 26% to $19.2 million for the year ended December 31, 2010, from $26.0 million for the same period in 2009, primarily as the result of the goodwill impairment write-off of $8.7 million in 2009. Salaries and employee benefits increased $700,000 to $9.4 million for the year ended December 31, 2010 as compared to the same period in 2009. Occupancy and equipment expenses were approximately the same at $1.6 million for both the years ended December 31, 2010 and 2009. The following highlight other changes in non-interest expenses from 2009 to 2010:

•

Data processing and other outsourced service expenses increased $100,000 to $1.6 million for the year ended December 31, 2010 from $1.5 million for the same period in 2009, primarily as a result of the core system conversion.

•	Losses on the write down of foreclosed real estate increased to $656,000 in 2010 from $565,000 in 2009, a $91,000 or 16% increase.

•	FDIC assessments decreased by approximately $350,000 or 27% in 2010 to $1.0 million as compared to the same period in 2009, primarily as the result of the one-time special assessment in 2009.

•

Other operating expense increased from $3.7 million in 2009 to $5.0 million in 2010 primarily as a result of a $1.0 million increase in professional service expenses from $1.1 million in 2009 to $2.1 million in 2010, as a result of a $460,000 increase in legal lending services and a $600,000 increase in other professional fees primarily to develop and implement an earnings enhancement and cost containment program.

Provision for Income Taxes

The Company’s effective tax rate in 2010 was a tax benefit of 39.9%. This is the result of a net operating loss in addition to non taxable income in 2010, as compared to a 0.9% benefit offset by non taxable income and an adverse permanent difference resulting from the goodwill impairment write-off in 2009. For further discussion pertaining to the Company’s deferred tax analysis see the section titled Deferred Tax Asset under Critical Accounting Policies.

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

Non-Interest Income

Non-interest income for the year ended December 31, 2009 was $3.1 million, the same as for the year ended December 31, 2008. When compared to the prior year, the Company had an increase in deposit service fees and charges of $154,000, or 8%. Fees from pre-sold mortgages decreased to $328,000 in 2009, a decline of $186,000 or 36% as compared to 2008, primarily as a result of the Company’s third party provider, for the funding of mortgage loans, going out of business. Other non-interest income remained approximately the same at nearly $800,000 in both 2009 and 2008.

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

NET INTEREST INCOME

The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Non-accrual loans have been included in determining average loans.

	For the Years Ended December 31,
	2010			2009			2008
	(dollars are in thousands)
	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
INTEREST-EARNING ASSETS:
Loans, net of allowance	$474,849	$30,908	6.51%	$462,247	$29,709	6.39%	$444,094	$30,900	6.96%
Investment securities	87,261	2,870	3.29%	91,709	3,533	3.85%	80,278	3,986	4.97%
Other interest-earning assets	37,042	66	.18%	24,416	43	0.18%	30,426	617	2.03%

Total interest-earning assets	599,152	33,844	5.65%	578,372	33,286	5.73%	554,798	35,503	6.40%

Other assets	48,704			51,915			45,115

Total assets	$647,856			$630,287			$599,913

INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$124,974	1,180	.94%	$108,240	1,317	1.22%	$96,191	1,618	1.68%
Time deposits over $100,000	172,120	4,068	2.36%	166,641	5,312	3.19%	153,620	6,661	4.34%
Other time deposits	175,830	3,853	2.19%	187,687	5,843	3.11%	187,247	8,129	4.34%
Borrowings	38,107	579	1.52%	36,263	650	1.79%	30,987	964	3.11%

Total interest-bearing liabilities	511,031	9,680	1.89%	498,831	13,122	2.63%	468,045	17,372	3.71%

Non-interest-bearing deposits	75,843			65,276			67,131
Other liabilities	6,232			2,597			2,630
Shareholders’ equity	54,750			63,584			62,107

Total liabilities and shareholders’ equity	$647,856			$630,287			$599,913

Net interest income/interest rate spread (taxable-equivalent basis)		$24,164	3.75%		$20,164	3.12%		$18,131	2.69%

Net interest margin (taxable-equivalent basis)			4.03%			3.49%			3.27%

Ratio of interest-earning assets to interest-bearing liabilities	117.24%			115.95%			118.54%

Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$24,164	4.03%		$20,164	3.49%		$18,131	3.27%
Less:
taxable-equivalent adjustment		234			256			266

Net Interest Income		$23,930			$19,908			$17,865

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

	Year Ended			Year Ended			Year Ended
	December 31, 2010 vs. 2009			December 31, 2009 vs. 2008			December 31, 2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income:
Loans	$815	$384	$1,199	$1,215	$(2,409)	$(1,194)	$160	$(6,095)	$(5,935)
Investment securities	(159)	(505)	(664)	504	(957)	(453)	1,073	(239)	834
Other interest-earning assets	23	—	23	(66)	(508)	(574)	(353)	(911)	(1,264)

Total interest income (taxable-equivalent basis)	679	(121)	558	1,653	(3,874)	(2,221)	880	(7,245)	(6,365)

Interest expense:
Deposits:
Savings, NOW and money market	181	(318)	(137)	175	(476)	(301)	(30)	(836)	(866)
Time deposits over $100,000	152	(1,396)	(1,244)	490	(1,838)	(1,348)	480	(1,030)	(550)
Other time deposits	(314)	(1,676)	(1,990)	16	(2,302)	(2,286)	322	(1,542)	(1,220)
Borrowings	31	(102)	(71)	129	(443)	(314)	169	(814)	(645)

Total interest expense	50	(3,492)	(3,442)	810	(5,059)	(4,249)	941	(4,222)	(3,281)

Net interest income Increase/(decrease) (taxable-equivalent basis)	$629	$3,371	4,000	$843	$1,185	2,028	$(61)	$(3,023)	(3,084)

Less:
Taxable-equivalent adjustment			—			—			1

Net interest income Increase/(decrease)			$4,000			$2,028			$(3,083)

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 20.1% and 19.9% of total assets at December 31, 2010 and 2009 respectively.

The Company has been a net seller of federal funds, maintaining liquidity sufficient to fund new loan demand. When the need arises, the Company has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $44.0 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company may obtain advances of up to 10% of assets, subject to our available collateral. A floating lien of $41.1 million on qualifying loans is pledged to FHLB to secure such borrowings. In addition, the Company may borrow at the Federal Reserve discount window and has pledged $2.0 million in securities for that purpose. As another source of short-term borrowings, the Company also utilizes securities sold under agreements to repurchase. At December 31, 2009, borrowings consisted of securities sold under agreements to repurchase of $19.7 million and FHLB advances of $8.0 million.

At December 31, 2010, the Company’s outstanding commitments to extend credit consisted of loan commitments of $33.2 million, undisbursed lines of credit of $49.7 million, and letters of credit of $1.2 million. The Company believes that its combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Total deposits were $534.6 million and $540.3 million at December 31, 2010 and 2009, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 64.5% and 64.4% of total deposits at December 31, 2010 and 2009, respectively. Time deposits of $100,000 or more represented 31.8% and 31.2%, respectively, of the total deposits at December 31, 2010 and 2009. Management believes most other time deposits are relationship-oriented. While competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The parent company (“New Century Bancorp”) maintains minimal cash balances. Management believes that the current cash balances plus taxes receivable will provide adequate liquidity for New Century Bancorp’s current cash flow needs. Chapter 53, Article 7 of the North Carolina General Statutes prohibits banks from declaring and paying dividends at any time during the period that a bank has an accumulated deficit. At December 31, 2010 the Bank has an accumulated deficit of $1.2 million.

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity (including trust preferred securities), and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines that require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 7.93% at December 31, 2010. As the following table indicates, at December 31, 2010, the Company and its bank subsidiary exceeded regulatory capital requirements.

	At December 31, 2010
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
New Century Bancorp, Inc.

Total risk-based capital ratio	12.71%	8.00%	N/A
Tier 1 risk-based capital ratio	11.45%	4.00%	N/A
Leverage ratio	9.17%	4.00%	N/A

New Century Bank

Total risk-based capital ratio	12.36%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.10%	4.00%	6.00%
Leverage ratio	8.84%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a special purpose subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds provided additional capital for the expansion of the Bank. Under the current applicable regulatory guidelines, all of the debentures qualify as Tier 1 capital. Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

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

The analysis of an institution’s interest rate gap (the difference between the re-pricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010, of which are projected to re-price or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which re-price or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate re-pricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Re-pricing at December 31, 2010
	1 Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(dollars are in thousands)
Interest-earning assets:
Loans	$293,696	$132,981	$29,676	$14,131	$470,484
Securities, available for sale	37,168	33,324	6,944	12,463	89,899
Interest-earning deposits in other banks	20,089	—	—	—	20,089
Federal funds sold	7,183	—	—	—	7,183
Stock in FHLB of Atlanta	1,448	—	—	—	1,448
Other non marketable securities	1,082	—	—	—	1,082

Total interest-earning assets	$360,666	$166,305	$36,620	$26,594	$590,185

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$72,708	$46,929	$—	$—	$119,637
Time	111,238	35,483	27,998	—	174,719
Time over $100,000	99,531	35,876	34,473	—	169,880
Short term debt	23,666	—	—	—	23,666
Long term debt	12,372	4,000	—	—	16,372

Total interest-bearing liabilities	$319,515	$122,288	$62,471	$—	$504,274

Interest sensitivity gap per period	$41,151	$44,017	$(25,851)	$26,594	$85,911

Cumulative interest sensitivity gap	$41,151	$85,168	$59,317	$85,911	$85,911

Cumulative gap as a percentage of total interest-earning assets	11.41%	16.16%	10.52%	14.56%	14.56%

Cumulative interest-earning assets as a percentage of interest-bearing liabilities	112.88%	119.28%	111.76%	117.04%	117.04%

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. The following is a summary of the Company’s most complex and judgmental accounting policies: the allowance for loan losses and deferred tax asset.

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

Deferred Tax Asset

The Company’s net deferred tax asset was $5.6 million at December 31, 2010 and $2.3 million at December 31, 2009, respectively. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things recent earnings trends and projected earnings, and asset quality, etc. As of December 31 2010, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset and need for valuation allowance. Significant negative trends in credit quality, losses from operations, etc. could impact the realization of the deferred tax asset in the future.

The Company has a history of earnings and no history of expiration of loss carry-forwards. We believe our forecasted earnings provide positive evidence to support a conclusion that a valuation allowance is not needed. Management closely monitors the previous twelve quarters of income (loss) before income taxes in evaluating the need for a deferred tax asset valuation allowance which is called the cumulative loss test. This test excludes the net charge-off relating to the alleged fraud in 2010 and the goodwill impairment in 2009, as both are losses of infrequent nature and are aberrations rather than continuing conditions. As of December 31, 2010, the Company passed the cumulative loss test by $2.3 million excluding the previously mentioned one-time non-recurring charge-off pertaining to the alleged fraud by a large relationship borrower and the previously discussed goodwill impaired charge. The Company also passed the cumulative loss test by $159,000 as of December 31, 2009 due to exclusion of Goodwill Impairment. The Company feels confident that deferred tax assets are more likely than not to be realized. Although the Company had positive earnings in the first and second quarters of 2010, a net loss was recorded for the third quarter returning to positive earnings in the fourth quarter. If the recent yearly trends in losses continue and negative evidence grows, a valuation allowance may be necessary going forward.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2010.

	Payments Due by Period
Contractual Obligations	Total	On Demand Or Within 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars are in thousands)

Short term debt	$23,666	$23,666	$—	$—	$—
Long term debt	16,372	—	4,000	—	12,372
Lease obligations	1,737	121	199	218	1,199
Deposits	534,599	394,813	73,440	66,346	—

Total contractual cash obligations	$576,374	$418,600	$77,639	$66,564	$13,571

The following table reflects other commitments outstanding as of December 31, 2010.

	Amount of Commitment Expiration Per Period
	(dollars are in thousands)
Other Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Undisbursed home equity credit lines	$24,333	$551	$15	$69	$23,698
Other commitments and credit lines	25,335	21,016	454	617	3,248
Un-disbursed portion of constructions loans	33,229	19,563	13,578	88	—
Letters of credit	1,245	868	312	—	65

Total commercial commitments	$84,142	$41,998	$14,359	$774	$27,011

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

The Company does not undertake a duty to update any forward-looking statements in this report.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

New Century Bancorp, Inc.

Dunn, North Carolina

We have audited the accompanying consolidated balance sheets of New Century Bancorp, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Bancorp, Inc. and subsidiary at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC

Raleigh, North Carolina

March 31, 2011

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
	(In thousands, except share and per share data)
ASSETS

Cash and due from banks	$8,630	$9,612
Interest-earning deposits in other banks	20,089	12,647
Federal funds sold	7,183	6,676
Investment securities available for sale, at fair value	89,899	96,259

Loans	470,484	481,176
Allowance for loan losses	(10,015)	(10,359)

NET LOANS	460,469	470,817

Accrued interest receivable	2,488	2,590
Stock in Federal Home Loan Bank of Atlanta, at cost	1,448	1,133
Other non marketable securities	1,082	1,004
Foreclosed real estate	3,655	2,530
Premises and equipment	12,930	12,191
Bank owned life insurance	7,727	7,465
Core deposit intangible	699	853
Other assets	10,597	6,642

TOTAL ASSETS	$626,896	$630,419

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$70,363	$72,294
Savings	22,541	26,407
Money market and NOW	97,096	93,677
Time	344,599	347,884

TOTAL DEPOSITS	534,599	540,262

Short term debt	23,666	20,564
Long term debt	16,372	12,372
Accrued interest payable	395	349
Accrued expenses and other liabilities	2,172	2,463

TOTAL LIABILITIES	577,204	576,010

Shareholders’ Equity
Common stock, $1 par value, 10,000,000 shares authorized; 6,913,636 and 6,837,952 shares issued and outstanding at December 31, 2010 and 2009, respectively	6,914	6,838
Additional paid-in capital	41,887	41,467
Retained earnings (deficit)	(287)	4,668
Accumulated other comprehensive income	1,178	1,436

TOTAL SHAREHOLDERS’ EQUITY	49,692	54,409

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$626,896	$630,419

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$30,896	$29,694	$30,887
Investments	2,646	3,293	3,733
Federal funds sold and interest-earning deposits	68	43	617

TOTAL INTEREST INCOME	33,610	33,030	35,237

INTEREST EXPENSE
Money market, NOW and savings deposits	1,180	1,317	1,618
Time deposits	7,921	11,155	14,790
Short term debt	276	280	304
Long term debt	303	370	660

TOTAL INTEREST EXPENSE	9,680	13,122	17,372

NET INTEREST INCOME	23,930	19,908	17,865

PROVISION FOR LOAN LOSSES	15,634	5,472	4,283

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,296	14,436	13,582

NON-INTEREST INCOME
Service fees and charges	1,641	2,000	1,846
Fees from presold mortgages	226	328	514
Other	811	770	764

TOTAL NON-INTEREST INCOME	2,678	3,098	3,124

NON-INTEREST EXPENSE
Salaries and employee benefits	9,370	8,706	8,705
Occupancy and equipment	1,557	1,560	1,526
Data processing and other outsourced services	1,625	1,484	1,540
Loss on repurchase of loan participation	—	—	357
Loss on write down of foreclosed real estate	656	565	239
Refund of SBA premiums	—	—	125
FDIC deposit insurance assessment	956	1,307	525
Goodwill impairment	—	8,674	—
Other	5,049	3,753	4,121

TOTAL NON-INTEREST EXPENSE	19,213	26,049	17,138

LOSS BEFORE INCOME TAX BENEFIT	(8,239)	(8,515)	(432)

INCOME TAX BENEFIT	(3,284)	(73)	(239)

NET LOSS	$(4,955)	$(8,442)	$(193)

NET LOSS PER COMMON SHARE
Basic	$(.72)	$(1.24)	$(.03)

Diluted	$(.72)	$(1.24)	$(.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,875,845	6,834,595	6,809,437

Diluted	6,875,845	6,834,595	6,809,437

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Amounts are in thousands)

NET LOSS	$(4,955)	$(8,442)	$(193)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on investment securities available for sale arising during the year	(385)	(4)	1,996
Tax effect	127	1	(769)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(258)	(3)	1,227

COMPREHENSIVE INCOME (LOSS)	$(5,213)	$(8,445)	$1,034

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009 and 2008

	Common stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)

Balance at December 31, 2007	6,730,874	$6,731	$40,651	$13,579	$212	$61,173

Net loss	—	—	—	(193)	—	(193)

Other comprehensive income	—	—	—	—	1,227	1,227

Stock options exercises	100,275	100	413	—	—	513

Compensation expense recognized	—	—	188	—	—	188

Tax benefit from option exercises	—	—	27	—	—	27

Adjustment related to the adoption of ASC 715	—	—	—	(276)	—	(276)

Balance at December 31, 2008	6,831,149	6,831	41,279	13,110	1,439	62,659

Net loss	—	—	—	(8,442)	—	(8,442)

Other comprehensive loss	—	—	—	—	(3)	(3)

Stock options exercises	6,803	7	25	—	—	32

Compensation expense recognized	—	—	160	—	—	160

Tax benefit from option exercises	—	—	3	—	—	3

Balance at December 31, 2009	6,837,952	6,838	41,467	4,668	1,436	54,409

Net loss	—	—	—	(4,955)	—	(4,955)

Other comprehensive loss	—	—	—	—	(258)	(258)

Stock options exercises	75,684	76	256	—	—	332

Compensation expense recognized	—	—	148	—	—	148

Tax benefit from option exercises	—	—	16	—	—	16

Balance at December 31, 2010	6,913,636	$6,914	$41,887	$(287)	$1,178	$49,692

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,955)	$(8,442)	$(193)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization of premises and equipment	751	817	981
Amortization and accretion of investment securities	836	529	(215)
Amortization of deferred loan fees and costs	(176)	(182)	(167)
Loss on write down of other assets	—	13	—
Loss on sale of premises and equipment	11	26	22
Provision for loan losses	15,634	5,472	4,283
Deferred income taxes	(2,405)	(1,008)	(427)
Stock based compensation expense	148	160	188
Net loss on sale and write downs of foreclosed real estate	656	565	239
Loss (gain) on mortgage-backed securities pay-downs	37	4	(73)
Loss on repurchase of loan participation	—	—	357
Increase in cash surrender value of BOLI	(262)	(262)	(268)
Amortization of core deposit intangible	154	153	154
Loss on impairment on non marketable securities	—	51	—
Loss on impairment of goodwill	—	8,674	—
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	102	(71)	663
(Increase) decrease in other assets	(1,444)	(2,804)	(208)
(Decrease) in accrued expenses and other liabilities	(242)	370	(226)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,845	4,065	5,110

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(21,836)	(38,664)	(30,100)
Maturities of investment securities available for sale	15,796	12,586	16,861
Mortgage-backed securities pay-downs	11,104	12,215	9,403
Purchase of other non-marketable securities	(100)	(75)	(500)
Net increase in gross loans outstanding	(11,223)	(22,219)	(9,463)
Repurchase of loan participations	—	(4,269)	(11,197)
Redemption (purchase) of FHLB stock	(315)	21	(67)
Proceeds from sale of loans	2,618	—	—
Proceeds from sale of foreclosed real estate	1,712	1,852	413
Proceeds from the sale of premises and equipment	5	65	18
Purchases of premises and equipment	(1,426)	(1,064)	(564)

NET CASH USED BY INVESTING ACTIVITIES	(3,665)	(39,552)	(25,196)

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	$(5,663)	$35,143	$6,997
Net increase (decrease) in repurchase obligations classified as short term debt	1,102	(2,611)	6,208
Net increase (decrease) in FHLB advances classified as long term debt	(2,000)	—	—
Proceeds from short term FHLB advances	2,000	—	—
Proceeds from long term FHLB advances	6,000	—	—
Tax benefit from stock option exercises	16	3	27
Proceeds from stock options exercises	332	32	513

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,787	32,567	13,745

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,967	(2,920)	(6,341)

CASH AND CASH EQUIVALENTS, BEGINNING	28,935	31,855	38,196

CASH AND CASH EQUIVALENTS, ENDING	$35,902	$28,935	$31,855

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$9,634	$12,887	$17,632
Income tax paid	939	624	77
Net unrealized gain (loss) on investments available for sale, net of tax	(258)	(3)	1,227
Transfer from loans held for sale	—	—	3,905
Transfer from loans to foreclosed real estate	3,495	2,147	2,910
Transfer from foreclosed real estate to premises and equipment	960	—	—

See accompanying notes.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

New Century Bank was incorporated on May 19, 2000 and began banking operations on May 24, 2000. New Century Bank South began operations on January 2, 2004. The two banks merged on March 28, 2008 and New Century Bank continues as the only banking subsidiary of New Century Bancorp with the headquarters and operations center located in Dunn, NC. The Bank is engaged in general commercial and retail banking in southeastern North Carolina and operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonable assured. Loans held for sale are held at the lower of cost or fair market value until sold.

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management’s internal review of the loan portfolio. Loans are considered impaired when it is probable that all amounts due will not be collected in accordance with the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if readily determinable. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case, interest is recognized on a cash basis. Impaired loans, or portions there of, are charged off when deemed uncollectible. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost at December 31, 2010 and 2009. The FHLB suspended paying cash dividends in the fourth quarter of 2008 as a capital preservation move. The FHLB resumed paying cash dividends for the second quarter of 2009. The Company continually monitors the financial strength of the FHLB and evaluates the investment for potential impairment. There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the Company’s investment in FHLB stock.

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

Bank Owned Life Insurance

Bank Owned Life Insurance (“BOLI”) is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefit proceeds received in excess of the policy’s cash surrender value are recognized to income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At December 31, 2010 and 2009, the Company held no policy loans against its BOLI cash surrender values or restrictions on the use of the proceeds.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased intangible assets that can be separately distinguished from goodwill. Intangible assets with finite lives include core deposits and other intangibles. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s core deposit intangible is amortized using the straight-line method over nine years. The gross amount of the core deposit intangible is $1.4 million with $0.7 million being amortized as of December 31, 2010, leaving a remaining net balance of $0.7 million as of that date.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company has certain stock-based employee compensation plans, described more fully in Note O. Generally accepted accounting principles (“GAAP”) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). GAAP also requires the compensation cost for all awards granted after the date of adoption and any unvested awards that remained outstanding as of the date of adoption to be measured based on the fair value of the award on the grant date.

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

Segment Information

The Company follows the provisions of accounting standards codification (“ASC”) 280, Segment Reporting, which specifies guidelines for determining an entity’s operating segments and the type and level of financial information to be disclosed. Based on these guidelines, management has determined that the Bank operates as one business segment, the providing of general commercial and retail financial services to customers located in the Company’s market areas. The various products, as well as the methods used to distribute them, are those generally offered by community banks.

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

	2010	2009	2008
Weighted average number of common shares used in computing basic net income per share	6,875,845	6,834,595	6,809,437

Effect of dilutive stock options	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	6,875,845	6,834,595	6,809,437

All options in 2010, 2009, and 2008 were anti-dilutive due to losses.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20 entitled Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which amends accounting standards codification (“ASC”) No. 820-10. The update requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The amendments that require disclosures as of the end of a reporting period are effective for the periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for the periods beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on our financial position or results of operation.

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

In January 2010, the FASB issued an ASU entitled Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (“ASU 820”) which amends ASC 820-10. This ASU requires new disclosures: (i) of significant transfers in and out of Levels 1 and 2 with reasons for the transfers; and (ii) activity in Level 3 fair value measurements, including purchases, sales, issuances, and settlements on a gross basis. In addition, the reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about inputs and valuation techniques used to measure fair value of both recurring and nonrecurring fair value measurements. The ASU includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (ASC 715-20). These amendments change the terminology from major categories of assets to classes of assets and provide a cross reference to ASC 820-10 on how to determine appropriate class to present fair value disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 non-recurring fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of ASU 820 did not have a material impact on the consolidated financial statements.

The Company has adopted ASC Topic 810, Amendments to FASB Interpretation No. 46(R). The Company has not invested and does not anticipate investing in any Variable Interest Entities. This pronouncement was effective after the beginning of fiscal years beginning after November 15, 2009. The adoption of ASC Topic 810 did not have a material impact on the consolidated financial statements.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

Reclassifications

Certain amounts in the 2008 and 2009 consolidated financial statements have been reclassified to conform to the presentation adopted for 2010. These reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale (“AFS”), with gross unrealized gains and losses, follow:

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies	$46,506	$592	$(11)	$47,087
Mortgage-backed securities – GSE’s	34,302	1,285	(75)	35,512
(“Government Sponsored Entities”) Municipal bonds	7,173	196	(69)	7,300

	$87,981	$2,073	$(155)	$89,899

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies	$53,262	$800	$(70)	$53,992
Mortgage-backed securities – GSE’s	33,466	1,418	—	34,884
(“Government Sponsored Entities”) Municipal bonds	7,191	210	(18)	7,383

	$93,919	$2,428	$(88)	$96,259

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE C - INVESTMENT SECURITIES (Continued)

Securities with a carrying value of $38.4 million and $42.1 million at December 31, 2010 and 2009, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2010 and 2009. For the investment securities with unrealized losses at December 31, 2010, no securities had continuous unrealized losses for more than twelve months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended December 31, 2010 and December 31, 2009.

	2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
U.S. government agencies	$6,177	$11	$—	$—	$6,177	$11

Mortgage-backed securities GSE’s	8,395	75	—	—	8,395	75
Municipal bonds	1,678	69	—	—	1,678	69

Total temporarily impaired securities	$16,250	$155	$—	$—	$16,250	$155

At December 31, 2010, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. Five U.S. government agencies, seven GSE’s and five municipal bonds had unrealized losses for less than twelve months totaling $155,000 at December 31, 2010. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities.

	2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
U.S. government agencies	$10,884	$70	$—	$—	$10,884	$70

Municipal bonds	1,630	18	—	—	1,630	18

Total temporarily impaired securities	$12,514	$88	$—	$—	$12,514	$88

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE C - INVESTMENT SECURITIES (Continued)

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

The following table sets forth certain information regarding the amortized costs, carrying values and contractual maturities of the Company’s investment portfolio at December 31, 2010.

	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government agencies
Due within one year	$23,783	$23,946
Due after one but within five years	22,723	23,141

	46,506	47,087

Mortgage-backed securities – GSE’s
Due within one year	2,538	2,581
Due after one but within five years	27,614	28,745
Due after five but within ten years	4,150	4,186

	34,302	35,512

Municipal bonds
Due within one year	200	203
Due after one but within five years	1,543	1,584
Due after five but within ten years	3,608	3,760
Due after ten years	1,822	1,753

	7,173	7,300

Total securities available for sale
Due within one year	26,521	26,730
Due after one but within five years	51,880	53,470
Due after five but within ten years	7,758	7,946
Due after ten years	1,822	1,753

	$87,981	$89,899

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE D - LOANS

Following is a summary of loans at December 31, 2010 and 2009:

	2010		2009
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Real estate loans:
One to four family residential	$60,385	12.83%	$69,995	14.55%
Commercial	193,502	41.13%	195,165	40.56%
Multi-family residential	30,088	6.40%	22,580	4.69%
Construction	84,550	17.97%	70,736	14.70%
Home equity lines of credit	39,938	8.49%	38,482	8.00%

Total real estate loans	408,463	86.82%	396,958	82.50%

Other loans:
Commercial and industrial	49,437	10.51%	70,747	14.70%
Loans to individuals	12,860	2.73%	13,673	2.84%
Overdrafts	107	0.02%	93	0.02%

Total other loans	62,404	13.26%	84,513	17.56%

Gross loans	470,867		481,471

Less deferred loan origination fees, net	(383)	(.08)%	(295)	(.06)%

Total loans	470,484	100.00%	481,176	100.00%

Allowance for loan losses	(10,015)		(10,359)

Total loans, net	$460,469		$470,817

Loans are primarily made in southeastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and can be affected by the local economic conditions.

At December 31, 2010, the Company had pre-approved but unused lines of credit totaling $84.1 million. In management’s opinion, these commitments, and undisbursed proceeds on construction loans in process reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE D - LOANS (Continued)

The Bank has had loan transactions with its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features. The following table represents loan transactions for directors and executive officers who held that position as of December 31, 2010. A summary of related party loan transactions, in thousands, is as follows:

Balance at January 1, 2010	$29,283
Exposure of directors added on board in 2010	2,882
Borrowings	16,521
Directors Removed from board in 2010	(13,717)
Loan repayments	(18,878)

Balance at December 31, 2010	$16,091

At December 31, 2010, there was $6.5 million of unused lines of credit outstanding to directors and executive officers of the Company and its subsidiaries. Included in loans on Directors removed from the Board in 2010 were $10.8 million in charged off loans.

Non-Accrual and Past Due Loans

Non-accrual loans totaled $10.6 million, $16.0 million, and $8.6 million at December 31, 2010, 2009, and 2008.

The table below details non-accrual loans, segregated by class of loans, as of December 31, 2010.

2010

One to Four Family Residential	$3,122
Commercial Real Estate	5,789
Multi-family Residential	—
Construction	938
Home Equity Lines of Credit (“HELOC”)	98
Commercial and Industrial	435
Loans to individuals & overdrafts	180

Total	$10,562

The average balance of non-accrual loans was $14.5 million and $11.5 million for the years ended December 31, 2010 and 2009, respectively. Had non-accrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of $313,000 in 2010, $423,000 in 2009 and $560,000 in 2008.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE D - LOANS (Continued)

The following table presents as of December 31, 2010 an age analysis of past due loans, segregated by class of loans:

	30-89 Days Past Due	Non- Performing Loans	Total Past Due	Current	Total Loans

Commercial and Industrial	$1,227	$435	$1,662	$47,775	$49,437
Construction	103	938	1,041	83,509	84,550
Multi-family Residential	—	—	—	30,088	30,088
Commercial Real Estate	46	5,789	5,835	187,667	193,502
Loans to individuals & overdrafts	135	180	315	12,652	12,967
1 to 4 family residential and HELOC	633	3,220	3,853	96,470	100,323
Deferred loan (fees) cost, net	—	—	—	(383)	(383)

	$2,144	$10,562	$12,706	$457,778	$470,484

At December 31, 2010 there were no loans 90 days past due and still accruing.

Impaired Loans

The following table presents information on loans that were considered to be impaired as of December 31, 2010:

	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
With no related allowance recorded:
Commercial and Industrial	$—	88	$—	$297	$—
Construction	562	570	—	1,143	11
Commercial Real Estate	3,557	4,830	—	3,375	149
Loans to individuals & overdrafts	152	204		113	—
1 to 4 Family and HELOC’s	1,449	2,062	—	1,519	—

Subtotal:	5,720	7,754	—	6,447	160

With an allowance recorded:
Commercial and Industrial	396	429	132	567	—
Construction	662	1,048	159	529	—
Commercial real estate	5,346	5,746	1,317	4,068	32
Loans to individuals & overdrafts	67	67	13	96	—
1 to 4 Family and HELOC’s	4,324	4,779	1,697	3,056	12

Subtotal:	10,795	12,069	3,318	8,316	44

Totals:
Commercial	10,523	12,711	1,608	9,979	192
Consumer	219	271	13	209	—
Residential	5,773	6,841	1,697	4,575	12

Grand Total:	$16,515	$19,823	$3,318	$14,763	$204

Impaired loans at December 31, 2009 were approximately $16.5 million and were comprised of $16.0 million in non-accrual loans and $0.5 million in loans still in accruing status. The amount of interest income recognized on impaired loans during the portion of the year they were considered impaired for 2010, 2009 and 2008 was approximately less than $1,000, $3,000, and less than $1,000.

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the loan portfolio, management utilizes a risk grading matrix to assign a risk grade to each of the Company’s loans. Commercial loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE D - LOANS (Continued)

•

Risk Grade 1 (Superior) - Credits in this category are virtually risk-free and are well-collateralized by cash-equivalent instruments. The repayment program is well-defined and achievable. Repayment sources are numerous. No material documentation deficiencies or exceptions exist.

•

Risk Grade 2 (Very Good) - This grade is reserved for loans secured by readily marketable collateral, or loans within guidelines to borrowers with liquid financial statements. A liquid financial statement is a financial statement with substantial liquid assets relative to debts. These loans have excellent sources of repayment, with no significant identifiable risk of collection, and conform in all respects to Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind).

•

Risk Grade 3 (Good) - This grade is reserved for the Bank’s top quality loans. These loans have excellent sources of repayment, with no significant identifiable risk of collection. Generally, loans assigned this risk grade will demonstrate the following characteristics:

•	Conformity in all respects with Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind).

•	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.

•	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

•

Risk Grade 4 (Acceptable) - This grade is given to acceptable loans. These loans have adequate sources of repayment, with little identifiable risk of collection. Loans assigned this risk grade will demonstrate the following characteristics:

•

General conformity to the Bank’s policy requirements, product guidelines and underwriting standards, with limited exceptions. Any exceptions that are identified during the underwriting and approval process have been adequately mitigated by other factors.

•	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.

•	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor

•

Risk Grade 5 (Acceptable With Care) - This grade is given to acceptable loans that show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss. Loans assigned this grade may demonstrate some or all of the following characteristics:

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE D - LOANS (Continued)

•

Additional exceptions to the Bank’s policy requirements, product guidelines or underwriting standards that present a higher degree of risk to the Bank. Although the combination and/or severity of identified exceptions is greater, all exceptions have been properly mitigated by other factors.

•

Unproved, insufficient or marginal primary sources of repayment that appear sufficient to service the debt at this time. Repayment weaknesses may be due to minor operational issues, financial trends, or reliance on projected (not historic) performance.

•	Marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.

•	Risk Grade 6 (Watch List or Special Mention) – Loans in this category can have the following characteristics:

•	Loans with underwriting guideline tolerances and/or exceptions and with no mitigating factors.

•

Extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank’s position at some future date. Potential weaknesses are the result of deviations from prudent lending practices.

•

Loans where adverse economic conditions that develop subsequent to the loan origination that don’t jeopardize liquidation of the debt but do substantially increase the level of risk may also warrant this rating.

•

Risk Grade 7 (Substandard) - A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans consistently not meeting the repayment schedule should be downgraded to substandard. Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action.

•

Risk Grade 8 (Doubtful) - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.

•

Risk Grade 9 (Loss) - Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be effected in the future.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE D - LOANS (Continued)

Consumer loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:

•

Risk Grades 1 – 5 (Pass) – The loans in this category range from loans secured by cash with no risk of principal deterioration (Risk Grade 1) to loans that show signs of weakness in either adequate sources of repayment or collateral but have demonstrated mitigating factors that minimize the risk of delinquency or loss (Risk Grade 5).

•	Risk Grade 6 (Watch List or Special Mention) - Watch list or Special Mention loans include the following characteristics:

•	Loans within guideline tolerances or with exceptions of any kind that have not been mitigated by other economic or credit factors.

•

Extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank’s position at some future date. Potential weaknesses are the result of deviations from prudent lending practices.

•

Loans where adverse economic conditions that develop subsequent to the loan origination that don’t jeopardize liquidation of the debt but do substantially increase the level of risk may also warrant this rating.

•

Risk Grade 7 (Substandard) - A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•

Risk Grade 8 (Doubtful) - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt

•

Risk Grade 9 (Loss) - Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be effected in the future.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE D - LOANS (Continued)

The following table presents information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of December 31, 2010:

Commercial Credit Exposure by Internally Assigned Grade	Commercial and Industrial	Construction	Commercial Real Estate	Multi-Family Residential

Superior	$1,298	$67	$—	$—

Very Good	177	130	1,605	—

Good	7,744	5,159	20,444	2,959

Acceptable	17,707	15,467	67,322	13,432

Acceptable with care	18,232	58,056	71,854	9,750

Special mention	2,505	1,506	20,139	2,377

Substandard	1,765	4,165	11,756	1,570

Doubtful	9	—	382	—

Loss	—	—	—	—

	$49,437	$84,550	$193,502	$30,088

Consumer Credit Exposure by Internally Assigned Grade	1 to 4 Family Residential and HELOCs

Pass	$86,262

Special mention	6,389

Substandard	7,672

$100,323

Consumer Credit Exposure based on Payment Activity	Loans to individuals and overdrafts

Performing	$12,581

Non Performing	386

$12,967

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE D - LOANS (Continued)

Nonperforming assets at December 31, 2010 and 2009 consist of the following:

	As December 31,
	2010	2009
	(dollars in thousands)

Non-accrual loans	$10,562	$16,048
Restructured loans	1,688	—

Total non-performing loans	12,250	16,048

Foreclosed real estate	3,655	2,530
Repossessed assets	—	—

Total non-performing assets	$15,905	$18,578

The average recorded investment in impaired loans was approximately $14.7 million and $11.5 million for the years ended December 31, 2010 and 2009, respectively. Approximately, $10.8 million of the $16.5 million in impaired loans at December 31, 2010 had specific allowances provided while the remaining balance had no allowances recorded. Approximately, $9.7 million of the $16.5 million in impaired loans at December 31, 2009 had specific allowances provided while the remaining balance had no allowances recorded. The allowance allocated for impaired loans for 2010 and 2009 was approximately $3.3 million and $4.2 million, respectively.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE D - LOANS (Continued)

Allowance for Loan Losses

The allowance for loan losses is a reserve established through provisions for loan losses charged to expense and represents management’s best estimate of probable loans losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated losses and risk inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of reserves is designed to account for changes in credit quality as they occur The provision for loan losses reflect loan quality trends, including the levels of and trends related to past due loans and economic conditions at the local and national levels. It also considers the quality and risk characteristics of the Company’s loan origination and servicing policies and practices.

Following is a summary of activity in the allowance for loan losses for the years indicated:

	At December 31,
	2010	2009	2008
	(In thousands)

Allowance for loan losses at beginning of year	$10,359	$8,860	$8,314
Provision for loan losses	15,634	5,472	4,283

	25,993	14,332	12,597

Loans charged-off:
Commercial and Industrial	(11,967)	(2,932)	(2,836)
Construction	(464)	(168)	(118)
Home equity lines of credit	(496)	(404)	(448)
1 to 4 Family Residential	(2,254)	(567)	(678)
Multi-family Residential	(2,811)	—	—
Loans to individuals & overdrafts	(421)	(352)	(270)

Total charge-offs	(18,413)	(4,423)	(4,350)

Recoveries of loans previously charged-off:
Commercial and Industrial	1,121	325	373
Construction	137	12	33
Home equity lines of credit	44	7	—
1 to 4 Family Residential	15	69	145
Multi-family Residential	1,023	—	—
Loans to individuals & overdrafts	95	37	62

Total recoveries	2,435	450	613

Net charge-offs	(15,978)	(3,973)	(3,737)

Allowance for loan losses at end of year	$10,015	$10,359	$8,860

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE D - LOANS (Continued)

The following table presents a roll forward of the Company’s allowance for loan losses by loan category:

Allowance for loan losses	Commercial And Industrial	Construction	Commercial Real Estate	1 to 4 Family Residential & HELOC	Loans to Individuals & Overdrafts	Multi- family Residential	Total

Balance, beginning of period 01/01/2010	$1,699	$629	$4,281	$3,043	$507	$200	$10,359
Provision for loan losses	10,199	47	(1,170)	2,981	1,349	2,228	15,634
Loans charged-off	(11,967)	(464)	—	(2,750)	(421)	(2,811)	(18,413)
Recoveries	1,121	137	—	59	95	1,023	2,435

Balance, end of period 12/31/2010	$1,052	$349	$3,111	$3,333	$1,530	$640	$10,015

Ending Balance: individually evaluated for impairment	$132	$159	$1,317	$1,697	$13	$—	$3,318

Ending Balance: collectively evaluated for impairment	$920	$190	$1,794	$1,636	$1,517	$640	$6,697

Loans:
Ending Balance	$49,437	$84,550	$193,502	$100,323	$12,967	$30,088	$470,867

Ending Balance: individually evaluated for impairment	$396	$1,224	$8,903	$5,773	$219	$—	$16,515

Ending Balance: collectively evaluated for impairment	$49,041	$83,326	$184,599	$94,550	$12,748	$30,088	$454,352

NOTE E - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2010 and 2009:

	2010	2009
	(In thousands)

Land	$3,470	$3,278
Buildings	10,021	9,099
Furniture and equipment	3,473	3,226
Leasehold improvements	29	113
Construction in progress	19	19

	17,012	15,735
Less accumulated depreciation	4,082	3,544

Total	$12,930	$12,191

Depreciation amounting to approximately $751,000, $817,000, and $981,000 for the years ended December 31, 2010, 2009 and 2008, respectively, is included in occupancy and equipment expense, data processing and other outsourced services expense and other expenses.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE E - PREMISES AND EQUIPMENT (Continued)

The Company has operating leases for its corporate offices and branches that expire at various times through 2027. Future minimum lease payments under the leases for years subsequent to December 31, 2010 are as follows:

2011	$121
2012	97
2013	102
2014	109
2015	109
Years thereafter	1,199

$1,737

During 2010, 2009, and 2008, payments under operating leases were approximately $213,000, $297,000, and $270,000 respectively. Lease expense was accounted for on a straight line basis.

NOTE F - DEPOSITS

At December 31, 2010, the scheduled maturities of time deposits are as follows:

Total Time Deposits
(In thousands)

Three months or less	$74,660
Over three months through twelve months	110,517
Over one year through two years	72,591
Over two years through three years	19,951
Over three years through four years	20,133
Over four years through five years	45,676
Over five years	1,071

$344,599

Time deposits with balances of $100,000 or more at December 31, 2010 were $169.9 million.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

	2010	2009
	($ in thousands)

Balance at December 31	$19,666	$20,564
Weighted average interest rate at December 31	1.03%	1.00%
Maximum amount outstanding at any month-end during the year	$20,926	$27,408
Average daily balance outstanding during the year	$19,146	$23,891
Average annual interest rate paid during the year	1.06%	1.17%

NOTE H - ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER CREDIT FACILITIES

At December 31, 2010, the Company had available lines of credit totaling approximately $44.0 million with various financial institutions for borrowing on a short-term basis. These lines are subject to annual renewals with varying interest rates. Also, as a member of the Federal Home Loan Bank of Atlanta, the Company may obtain advances of up to 10% of assets, subject to available collateral. Additionally, the Company had pledged $2.0 million in securities to the Federal Reserve Bank for access to the discount window.

At December 31, 2010 and 2009 the Company had $8.0 million and $0 in advances from the Federal Home Loan Bank of Atlanta or borrowings from the Federal Reserve Bank discount window. The $8.0 million in FHLB advances at December 31, 2010 were comprised of $4.0 million in short-term borrowings and $4.0 million in long-term borrowings. The following table sets forth the maturity and interest rate information pertaining to FHLB advances as of December 31, 2010: ($ in Thousands)

Maturity	Rate	Total

March 8, 2011	0.62%	$2,000

September 8, 2011	0.86%	2,000

March 8, 2012	1.17%	2,000

March 8, 2013	1.82%	2,000

		$8,000

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

December 31, 2010, 2009 and 2008

NOTE I - JUNIOR SUBORDINATED DEBENTURES (Continued)

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

The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2010.

NOTE J - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(In thousands)

Current tax provision:
Federal	$(879)	$825	$183
State	—	110	5

Total current tax provision	(879)	935	188

Deferred tax provision:
Federal	(1,876)	(832)	(356)
State	(529)	(175)	(71)

Total deferred tax benefit	(2,405)	(1,008)	(427)

Net provision for income taxes	$(3,284)	$(73)	$(239)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2010	2009	2008
	(In thousands)

Income tax at federal statutory rate	$(2,801)	$(2,895)	$(147)

Increase (decrease) resulting from:
State income taxes, net of federal tax effect	(349)	—	(43)
Goodwill impairment	—	2,949	—
Tax-exempt interest income	(89)	(86)	(88)
Income from life insurance	(89)	(89)	(91)
Incentive stock option expense	50	55	64
Other permanent differences	(6)	(6)	66

Provision for income taxes	$(3,284)	$(73)	$(239)

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE J - INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)

Deferred tax assets relating to:
Allowance for loan losses	$3,861	$3,767
Deferred compensation	388	362
Supplemental executive retirement plan	61	61
Net operating loss/net economic loss	1,951	—
Write-downs on foreclosed real estate	348	121
Other	96	82

Total deferred tax assets	6,705	4,393
Deferred tax liabilities relating to:
Premises and equipment	(750)	(764)
Deferred loan fees/costs	(19)	(16)
Unrealized gain on available-for-sale securities	—	(904)
Core deposit intangible	(269)	(329)
Other	(79)	(102)

Total deferred tax liabilities	(1,117)	(2,115)

Net recorded deferred tax asset, included in other assets	$5,588	$2,279

The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. As of December 31, 2010 the Company has no uncertain tax provisions.

Deferred Tax Asset

The Company’s net deferred tax asset was $5.6 million at December 31, 2010 and $2.3 million at December 31, 2009, respectively. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things recent earnings trends and projected earnings, and asset quality, etc. As of December 31 2010, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset and need for valuation allowance. Significant negative trends in credit quality, losses from operations, etc. could impact the realization of the deferred tax asset in the future.

The Company has a history of earnings and no history of expiration of loss carry-forwards. We believe our forecasted earnings provide positive evidence to support a conclusion that a valuation allowance is not needed. Management closely monitors the previous twelve quarters of income (loss) before income taxes in evaluating the need for a deferred tax asset valuation allowance which is called the cumulative loss test. Excluding the net charge-off relating to the alleged fraud in 2010 and the goodwill impairment in 2009, as both are losses of infrequent nature and are aberrations rather than continuing conditions. The Company passed the cumulative loss test by $159,000 as of December 31, 2009 due to exclusion of Goodwill Impairment.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE J - INCOME TAXES (Continued)

As of December 31, 2010, the Company passed the cumulative loss test by $2.3 million excluding the previously mentioned one-time non-recurring charge-off pertaining to the alleged fraud by a large relationship borrower and the previously discussed goodwill impaired charge. The Company feels confident that deferred tax assets are more likely than not to be realized. Although the Company had positive earnings in the first and second quarters of 2010, a net loss was recorded for the third quarter returning to positive earnings in the fourth quarter. If the recent yearly trends in losses continue and negative evidence grows, a valuation allowance may be necessary going forward.

NOTE K - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(In thousands)

Postage, printing and office supplies	$435	$377	$406
Advertising and promotion	387	339	417
Professional services	2,141	1,069	1,213
Other	2,086	1,968	2,085

Total	$5,049	$3,753	$4,121

NOTE L - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2010, that the Company meets all capital adequacy requirements to which it is subject. The Company’s significant assets are its investments in New Century Bank and New Century Statutory Trust I.

The Bank may not declare or pay a cash dividend, or repurchase any of its capital stock, unless its capital surplus is equal to at least 50% of its paid-in capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank. The North Carolina Commissioner of Banks and the FDIC are also authorized to prohibit the payment of dividends under certain other circumstances. The Bank has sufficient liquidity and is well capitalized, however, Chapter 53, Article 7 of the North Carolina General Statutes prohibits banks from declaring and paying dividends during the period in which the bank has an accumulated deficit. At December 31, 2010 the Bank has an accumulated deficit of $1.2 million.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE L - REGULATORY MATTERS (Continued)

The Company’s actual capital amounts and ratios are presented in the table below as of December 31, 2010 and 2009:

	Actual		Minimum for capital adequacy purposes
	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
December 31, 2010:

Total Capital (to Risk-Weighted Assets)	$64,628	12.71%	$40,624	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	58,227	11.45%	20,312	4.00%
Tier 1 Capital (to Average Assets)	58,227	9.17%	25,451	4.00%

December 31, 2009:

Total Capital (to Risk-Weighted Assets)	$70,517	13.89%	$40,622	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	64,120	12.63%	20,310	4.00%
Tier 1 Capital (to Average Assets)	64,120	10.02%	25,604	4.00%

New Century Bank’s actual capital amounts and ratios are presented in the table below as of December 31, 2010 and 2009:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2010:

Total Capital (to Risk-Weighted Assets)	$62,504	12.36%	$40,465	8.00%	$50,582	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	56,136	11.10%	20,233	4.00%	30,349	6.00%
Tier 1 Capital (to Average Assets)	56,136	8.84%	25,451	4.00%	31,813	5.00%

December 31, 2009:

Total Capital (to Risk-Weighted Assets)	$68,715	13.57%	$40,516	8.00%	$50,646	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	62,335	12.31%	20,258	4.00%	30,388	6.00%
Tier 1 Capital (to Average Assets)	62,335	9.75%	25,587	4.00%	31,980	5.00%

As of December 31, 2010 and 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the tables above. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

December 31, 2010, 2009 and 2008

NOTE M - OFF-BALANCE SHEET RISK (Continued)

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2010 is as follows:

(In thousands)
Financial instruments whose contract amounts represent credit risk:
Undisbursed commitments	$82,897
Letters of credit	1,245

NOTE N - FAIR VALUE MEASUREMENTS

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE N - FAIR VALUE MEASUREMENTS (Continued)

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE N - FAIR VALUE MEASUREMENTS (Continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 (dollars in thousands):

Investment securities available for sale December 31, 2010	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$47,087	$—	$47,087	$—
Mortgage-backed securities - GSE’s	35,512	—	35,512	—
Municipal bonds	7,300	—	7,300	—

Total	$89,899	$—	$89,899	$—

Investment securities available for sale December 31, 2009	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$53,992	$—	$53,992	$—
Mortgage-backed securities - GSE’s	34,884	—	34,884	—
Municipal bonds	7,383	—	7,383	—

Total	$96,259	$—	$96,259	$—

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, ”Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE N - FAIR VALUE MEASUREMENTS (Continued)

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less, at the date acquired. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. At December 31, 2010 total assets classified as foreclosed real estate totaled $3.7 million.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of December 31, 2010 and December 31, 2009 (dollars in thousands):

Asset Category December 31, 2010	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$9,393	$—	$—	$9,393

Foreclosed real estate	3,655	—	—	3,655

Total	$13,048	$—	$—	$13,048

Asset Category December 31, 2009	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$7,546	$—	$—	$7,546

Foreclosed real estate	2,530	—	—	2,530

Total	$10,076	$—	$—	$10,076

As of December 31, 2010, the Bank identified $16.5 million in impaired loans, of which $10.8 million required a specific allowance of $3.3 million. As of December 31, 2009, the Bank identified $16.5 million in impaired loans, of which $9.7 million required a specific allowance of $4.2 million.

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE N - FAIR VALUE MEASUREMENTS (Continued)

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, the values likely do not represent exit prices due to distressed market conditions. Therefore, incremental market risks and liquidity discounts were subtracted to reflect illiquid and distressed conditions at December 31, 2010 and December 31, 2009. The liquidity discount for both December 31, 2010 and December 31, 2009 was 0.5% based on local economic conditions impacting employment, rising energy costs, and extended periods of time to sell or liquidate assets.

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE N - FAIR VALUE MEASUREMENTS (Continued)

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note N, it is not practicable to estimate the fair value of future financing commitments.

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009.

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$8,630	$8,630	$9,612	$9,612
Interest-earning deposits in other banks	20,089	20,089	12,647	12,647
Federal funds sold	7,183	7,183	6,676	6,676
Investment securities available for sale	89,899	89,899	96,259	96,259
Loans, net	460,469	458,167	470,817	468,668
Accrued interest receivable	2,488	2,488	2,590	2,590
Stock in the Federal Home Loan Bank	1,448	1,448	1,133	1,133
Other non marketable securities	1,082	1,082	1,004	1,004
Bank owned life insurance	7,727	7,727	7,465	7,465

Financial liabilities:
Deposits	$534,599	$541,394	$540,262	$545,985
Short term debt	23,666	23,666	20,564	20,564
Long term debt	16,372	12,453	12,372	7,820
Accrued interest payable	395	395	349	349

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Plan

The Company has a 401(k) Plan and substantially all employees participate in the Plan. The Company matches 100% of the first 6% of an employee’s compensation contributed to the plan. Expenses attributable to the Plan amounted to $319,000, $302,000 and $295,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Employment Agreements

The Company has entered into employment agreements with its five executive officers and two of its senior officers to promote a stable and competent management base. The agreements provide for benefits as specified in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ right to receive certain vested rights, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will generally be bound to the terms of those contracts.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Supplemental Executive Retirement Plans

The Company implemented a supplemental executive retirement plan for the former Chief Executive Officer during 2003. Benefits will accrue and vest during the period of employment, and will be paid in monthly benefit payments over the officer’s life after retirement. Provisions of $26,000, $29,000 and $47,000 were expensed for future benefits to be provided under this plan during 2010, 2009 and 2008, respectively. In conjunction with the implementation of this plan, the Company has purchased life insurance on certain key officers to provide future funding of benefit payments. The life insurance policies provide the payment of a death benefit in the event an insured officer dies prior to attainment of retirement age. The total liability under this plan at December 31, 2010 and 2009 was $411,000 and $440,000, respectively.

As part of the acquisition of Progressive State Bank, the Company assumed a liability for the supplemental early retirement plan for Progressive’s Chief Executive Officer. Provisions of $21,000, $20,000 and $21,000 and were expensed in 2010, 2009 and 2008, resulting in a total liability of $351,000 and $330,000 as of December 31, 2010 and 2009. Corresponding to this liability, Progressive had purchased a life insurance policy on certain key officers to provide future funding of benefit payments. This policy was acquired by the Company upon its acquisition of Progressive.

Directors Deferred Compensation

The Company has instituted a Directors’ Deferral Plan whereby individual directors may elect annually to defer receipt of all or a designated portion of their fees for the coming year. Amounts so deferred are used to purchase shares of the Company’s common stock on the open market by the administrator of the Deferral Plan or to issue shares from the Company’s authorized but unissued shares, with such deferred compensation disbursed in the future as specified by the director at the time of his or her deferral election. Compensation and other expenses attributable to this plan for the years ended December 31, 2010, 2009 and 2008 were $245,000, $250,000, and $190,000, respectively.

Stock Option Plans

The Company has shareholder approved stock option plans under which options are granted to directors and employees of the Company and its subsidiary banks. Options granted to employees under the 2000 Incentive Stock Option Plan were subject to a three-year vesting schedule and options granted to directors under the 2000 Nonstatutory Stock Option Plan were vested immediately at the time of grant. No new stock options may be granted under the 2000 Incentive Stock Option Plan of the 2000 Nonstatutory Stock Option Plan. In 2010, the Company granted 10,000 options to employees under the 2004 Incentive Stock Option Plan, which vest over a five-year period with none vested at the time of grant.

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

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

The estimated fair market value of each option awarded, using the Black-Scholes option pricing model, together with the assumptions used in estimating those fair values, are displayed below:

	2010	2009	2008

Estimated fair value of options granted	$3.07	$3.67	$3.13

Assumptions in estimating average option values:
Risk-free interest rate	3.49%	3.15%	3.01%
Dividend yield	0%	0%	0%
Volatility	50.29%	50.23%	39.07%
Expected life (in years)	8.00	4.49	5.45

A summary of the Company’s option plans as of and for the year ended December 31, 2010 is as follows:

		Outstanding Options		Exercisable Options
	Shares Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

At December 31, 2009	17,987	516,378	$8.26	450,947	$7.90

Options authorized	250,000	—	—	—	—
Options granted	(10,000)	10,000	5.16	23,516	5.40
Options exercised	—	(75,684)	4.59	(75,684)	4.59
Options forfeited	50,999	(50,999)	7.05	(48,507)	7.05

At December 31, 2010	308,986	399,695	$9.03	350,272	$9.00

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2010 were both zero. At December 31, 2009, the aggregate intrinsic value of options outstanding and options exercisable were $15,000 each. The unrecognized compensation expense for outstanding options at December 31, 2010, 2009, and 2008 was $237,000, $279,000, and $462,000.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

The weighted average remaining life of options outstanding and options exercisable as of December 31, 2010 was 4.52 years and 4.12 years, respectively. Information regarding the stock options outstanding at December 31, 2010 is summarized below:

Range of Exercise Prices	Number of options outstanding	Number of options exercisable

$4.59 - $7.07	274,554	252,265
$7.08 - $10.69	37,091	24,957
$10.70 - $16.22	88,050	73,050

Outstanding at end of year	399,695	350,272

A summary of the status of the Company’s non-vested shares as of December 31, 2010 and changes during the year ended December 31, 2010, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2010	65,430	$4.96
Granted	10,000	3.07
Vested	24,992	2.22
Forfeited	(50,999)	1.04

Non-vested at December 31, 2010	49,423	4.41

For the years ended December 31, 2010, 2009 and 2008, the intrinsic value of options exercised was $96,000, $8,000, and $293,000, respectively, and the grant-date fair value of options vested was $148,000, $160,000, and $188,000, respectively. Cash received from stock option exercises for the year ended December 31, 2010 was approximately $332,000. The actual tax benefit in shareholders’ equity realized for the tax deductions from option exercises was approximately $16,000.

As of December 31, 2010, there was approximately $237,000 of total unrecognized compensation expense related to the Company’s stock based compensation plans. This cost is expected to be recognized over a weighted average period of 1.24 years.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE P - PARENT COMPANY FINANCIAL DATA

Following are the condensed balance sheets of New Century Bancorp as of and for the years ended December 31, 2010 and 2009 and the related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2010 (amounts in thousands):

Condensed Balance Sheets

December 31, 2010 and 2009

	2010	2009
Assets
Cash balances with New Century Bank	$507	$342
Investment in New Century Bank	59,601	64,624
Investment in New Century Statutory Trust I	493	485
Other assets	1,589	1,448

Total Assets	$62,190	$66,899

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Accrued interest payable	126	118

Shareholders’ equity:
Common stock	6,914	6,838
Additional paid-in capital	41,887	41,467
Retained earnings (deficit)	(287)	4,668
Accumulated other comprehensive income	1,178	1,436

Total Shareholders’ Equity	49,692	54,409

Total Liabilities and Shareholders’ Equity	$62,190	$66,899

Condensed Statements of Operations

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Dividends	$233	$373	$676
Equity in earnings (losses) of subsidiaries	(4,904)	(8,535)	(341)
Operating expense	(425)	(485)	(790)
Income tax benefit	141	205	262

Net loss	$(4,955)	$(8,442)	$(193)

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE P - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,955)	$(8,442)	$(193)
Equity in undistributed losses of subsidiaries	4,904	8,535	341
(Increase) decrease in other assets	(124)	(251)	(259)
Increase in other liabilities	(8)	6	(22)

Net cash used by operating activities	(183)	(152)	(133)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries	—	—	(5,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from other issuance of common stock	332	32	513
Tax benefit from stock option exercises	16	3	27

Net cash provided by financing activities	348	35	540

Net increase (decrease) in cash and cash equivalents	165	(117)	(4,593)

Cash and cash equivalents at beginning of year	342	459	5,052

Cash and cash equivalents, end of year	$507	$342	$459

NOTE Q - RELATED PARTY TRANSACTIONS

During 2010, the Company purchased various insurance policies from a company owned by one of the former directors of New Century Bancorp. Premiums paid totaled approximately $30,000 for these policies, which include one-year policies for directors and officers liability coverage. All such policies were purchased on terms at least as favorable to the Company as could be obtained from an unaffiliated third party.

During 2009, the Company purchased various insurance policies from a company owned by one of the directors of New Century Bancorp. Premiums paid totaled approximately $91,000 for these policies, which include a one-year policy for directors and officers liability coverage as well as commercial property and other insurance policies. All such policies were purchased on terms at least as favorable to the Company as could be obtained from an unaffiliated third party.

Beginning in July 2008, the Company began leasing a building owned by one of the directors of New Century Bancorp for a portion of its operations center. This lease was terminated in October 2010.

All related party transactions are “arms length” transactions.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE R - ALLEGED BORROWER LOAN FRAUD

During the third quarter of 2010, the Bank discovered an alleged borrower fraud in connection with one of the Bank’s largest loan relationships. The apparent fraud included multiple loans to the same borrower and related entities and was committed over a period of years.

In September 2010, $10.8 million in loans were charged-off pertaining to this alleged fraud. The Bank is committed to employing every legal remedy available to recover losses arising from this alleged fraud. Through the end of December 2010, $777,000 of losses were recovered on these loans. Additionally, $211,000 in legal and investigative fees have been incurred through December 2010 to determine the extent of the fraud, the potential for any additional losses or recoveries. Any additional future losses, recoveries or expenses related to resolving this alleged fraud are not able to be currently estimated.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

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

Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework.

Based on this assessment, Management has concluded that that the Company’s internal control over financial reporting as of December 31, 2010 was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Date: March 31, 2011	/s/ William L. Hedgepeth II.
William L. Hedgepeth II.
President and Chief Executive Officer

Date: March 31, 2011	/s/ Lisa F. Campbell
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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board has set the number of directors of the Corporation at 17. Certain information regarding the Company’s directors is set forth in the following table.

Name and Age	Position(s) Held	Term Expires	Principal Occupation and Business Experience During the Past Five Years

J. Gary Ciccone (64)	Chairman of the Board	2013	Real estate developer; Owner, Nimocks, Ciccone & Townsend, Inc. (commercial real estate brokerage).

Watson G. Caviness (45)	Director	2013	President, Caviness & Cates Building and Development Company; President, Caviness Land Development, Inc. and Owner, Caviness & Cates Communities, LLC

T. Dixon Dickens (51)	Director	2011	President, Mercedes-Benz of Fayetteville.

T. C. Godwin, Jr. (70)	Director	2011	President, T-Mart Food Stores, Inc., 1970-Present (convenience stores).

Oscar N. Harris (71)	Director	2012	Senior Partner-President, Oscar N. Harris & Assoc. P.A., (CPA’s) 1979-Present; former North Carolina State Senator; Mayor – City of Dunn.

Gerald W. Hayes (67)	Director	2011	Attorney and President, Hayes, Williams, Turner & Daughtry, P.A., 1969-Present (law firm).

William L. Hedgepeth, II (49)	Director, President, and CEO	2011	President and CEO, New Century Bancorp and New Century Bank.

D. Ralph Huff, III (61)	Director	2013	President, H&H Constructors.

Tracy L. Johnson (49)	Director	2011	President, Ace Services, Inc.; Vice President Contech, Inc., Dunn, NC

John W. McCauley (43)	Director	2012	Chief Executive Officer, Highland Paving Co, LLC; General Manager, McCauley-McDonald Investments, Inc.; General Manager, AOM Investments, LLC.

Carlie C. McLamb, Jr. (46)	Director	2011	President – Carlie C’s IGA

Michael S. McLamb (60)	Director	2012	Certified Public Accountant; Retired Treasurer, K&M Maintenance Services, Inc.

Anthony E. Rand (71)	Director	2011	Chairman, State of North Carolina Post Release Supervision and Parole Commission; former Majority Leader, North Carolina State Senate; President, Rand & Gregory, P.A. (law firm).

Sharon Raynor (53)	Director	2012	President, Life, Inc., Goldsboro, NC

Name and Age	Position(s) Held	Term Expires	Principal Occupation and Business Experience During the Past Five Years

C. L. Tart, Jr. (76)	Director	2013	President, Chief Executive Officer and Chairman, Tart & Tart, Inc., 1969-Present (holding company).

Ann H. Thornton (70)	Director	2013	President, Thornton Ventures, Clinton, NC

W. Lyndo Tippett (71)	Director	2012	Former Secretary, State of North Carolina Department of Transportation; Partner, Tippett, Padrick, Bryan & Merritt (CPA’s).

Qualifications of Directors

A description of the specific experience, qualifications, attributes, or skills that led to the conclusion that each of the directors listed above should serve as a director of the Corporation is presented below.

Watson G. Caviness. Mr. Caviness was a founding director of New Century Bank South. He is President of Caviness & Cates Building and Development Company, President of Caviness Land Development, Inc. and owner of Caviness & Cates Communities, LLC, named one of the top 100 builders in the United States in 2008 by Builder Magazine. Mr. Caviness holds a Bachelor of Arts from the University of North Carolina at Wilmington.

J. Gary Ciccone. Mr. Ciccone has served as Chairman of the Board of Directors since April 2008 and was a founding director of New Century Bank South, serving as Chairman of the Board of that institution from inception until its merger with New Century Bank. Mr. Ciccone has completed the North Carolina Bank Directors’ College and Advanced Bank Directors’ College programs. As a partner with Nimocks, Ciccone & Townsend in Fayetteville, he has extensive experience in real estate development and commercial real estate brokerage. In addition, he holds a Bachelor of Science in Business Administration from the University of North Carolina at Chapel Hill and a law degree from the University of North Carolina School of Law, Chapel Hill, NC. Mr. Ciccone has prior experience as a bank director, serving on the board of directors and as secretary of New East Bank of Fayetteville, Fayetteville, NC. Mr. Ciccone also currently serves on the North Carolina Board of Transportation.

T. Dixon Dickens. Mr. Dickens was a founding member of New Century Bank South and has served as a member of the Corporation’s Board of Directors since 2008. He has completed North Carolina Bank Directors’ College. Mr. Dickens is President of Mercedes-Benz of Fayetteville. In addition, he holds a Bachelor of Arts in Economics from Wake Forest University, Winston-Salem, NC.

T.C. Godwin, Jr. Mr. Godwin was a founding director of New Century Bank and has served as a member of the Corporation’s Board of Directors since inception. Mr. Godwin also chairs the Compensation Committee. He has extensive business experience, serving as President of T-Mart Food Stores, Inc., Dunn, NC. He has completed North Carolina Bank Directors’ College. Mr. Godwin is also involved in various community activities, including service as Chairman of the Board for the Betsy Johnson Regional Hospital Foundation.

Oscar N. Harris. Mr. Harris was a founding director of New Century Bank and has served as a member of the Corporation’s Board of Directors since inception. He has completed North Carolina Bank Directors’ College and the Advanced Bank Directors’ College program. Mr. Harris is a Certified Public Accountant and is Senior Partner and President of Oscar Harris & Associates, P.A., Dunn, NC. His background provides valuable financial and accounting expertise to the Board of Directors and the Audit Committee, which Mr. Harris chairs. In addition to his accounting background, Mr. Harris is also involved in numerous real estate businesses and in state and local matters. He served as a North Carolina State Senator from 1999 to 2002 and currently serves a Mayor of the City of Dunn. He is a graduate of

Edwards Military Academy, Salemburg, NC and holds a Bachelor of Science degree in Business Administration from Campbell University, Buies Creek, NC, where he currently serves on the Presidential Board of Advisors. Mr. Harris has extensive prior bank director experience, formerly serving on the Board of Directors of First Federal Savings Bank from 1987 to 1988 and as a director of Standard Bank & Trust from 1988 to 1996. Mr. Harris was awarded the Man of the Year in Dunn, NC in 1986 and again in 2006 and received the Boy Scouts of America Distinguished Service Award in 1997.

Gerald W. Hayes. Mr. Hayes was a founding director of New Century Bank and has served as a member of the Corporation’s Board of Directors since inception. He has completed North Carolina Bank Directors’ College. Mr. Hayes is a member of Hayes, Williams, Turner & Daughtry, P.A. and has practiced law in Harnett County for over 40 years, providing the board with excellent perspective on legal issues and the Harnett County market area in general. He holds a Bachelor of Arts degree from the University of North Carolina at Chapel Hill and a law degree from Wake Forest University Law School, Winston-Salem, NC.

William L. Hedgepeth II. Mr. Hedgepeth is the President and Chief Executive Officer of the Corporation and of New Century Bank. He previously served as Executive Vice President and Chief Operating Officer of the Corporation, New Century Bank and New Century Bank South. Mr. Hedgepeth has 27 years of experience in banking, previously serving as Senior Vice President and Fayetteville Area Executive for another well established North Carolina community bank. He has completed the North Carolina Bank Directors’ College and Advanced Bank Directors’ College programs. He holds a Bachelor of Arts degree from the University of North Carolina at Chapel Hill. Mr. Hedgepeth is a member of the Dunn Rotary Club and serves on the Boards of Directors of the North Carolina Bankers Association and the March of Dimes.

D. Ralph Huff, III. Mr. Huff was a founding director of New Century Bank South and has served as a director of the Corporation since 2008. Mr. Huff, who is Chief Executive Officer and Owner of H&H Homes and Co-Owner of Coldwell Banker, Huff & Pennink, Advantage Real Estate Company, Fayetteville, has extensive experience in the real estate and construction industries. He currently chairs the Building Committee. He has completed North Carolina Bank Directors’ College and holds a Bachelor of Arts degree in Business Administration from the University of North Carolina at Chapel Hill.

Tracy L. Johnson. Mr. Johnson was a founding director of New Century Bank. He has extensive experience in business management, serving as President of Ace Services, Inc., Dunn, NC, Vice President of Contech Services, and President of Universal Management Group. Mr. Johnson holds a Bachelor of Science in Biological & Agricultural Engineering from North Carolina State University.

John W McCauley. Mr. McCauley was a founding member of New Century Bank South and has served as a member of the Corporation’s Board of Directors since 2004. He currently chairs the Loan Committee. Mr. McCauley is Chief Executive Officer of Highland Paving Co., LLC and General Manager of McCauley-McDonald Investments and AOM Investments, LLC, Fayetteville, NC. He has completed North Carolina Bank Directors’ College and holds a Bachelor of Science in Economics from Davidson College, Davidson, NC and a law degree from the University of North Carolina School of Law, Chapel Hill, NC.

Carlie C. McLamb, Jr. Mr. McLamb was a founding Director of Computer World Inc. and has served as a Director and a former Chairman of the Board. He currently serves as a member of the Loan Committee for New Century Bank. Mr. McLamb is the President of Carlie C’s IGA which is a retail grocery store chain with 15 stores. Mr. McLamb is also a current Director of East Coast Ethanol, LLC. and a former Elder and Deacon of Beulah Baptist Church.

Michael S. McLamb. Mr. McLamb was a founding director of New Century Bank and has served as a member of the Corporation’s Board of Directors since 2008. He currently chairs the Asset/Liability Management Committee. Mr. McLamb has completed North Carolina Bank Directors’ College. He is also a Certified Public Accountant and is the retired Treasurer of K&M Maintenance Services, Inc., a service contracting company based in Dunn, NC. Mr. McLamb has a Bachelors degree in Business Administration from Campbell University, Buies Creek, NC and currently serves on the Campbell University Presidential Board of Advisors and on various steering committees at Campbell University.

Anthony E. Rand. Mr. Rand was a founding director of New Century Bank South and has served as a member of the Corporation’s Board of Directors since 2004. Mr. Rand served in the North Carolina Senate for 22 years and was the Senate Majority Leader in 1987-88 and from 2001-2009. He currently serves as Chairman of the North Carolina Post Release Supervision and Parole Commission. He has completed North Carolina Bank Directors’ College. Mr. Rand holds a Bachelor of Arts in Political Science from the University of North Carolina at Chapel Hill and a law degree from the University of North Carolina School of Law, Chapel Hill, NC. Mr. Rand is President of the law firm of Rand & Gregory, P.A., Fayetteville, NC and also serves on numerous boards and commissions including the Board of Directors and Treasurer, General Alumni Association of the University of North Carolina. Mr. Rand has prior experience as a bank director, formerly serving on the board of State Bank, Fayetteville, NC and on the local advisory board for First-Citizens Bank.

Sharon L. Raynor. Ms. Raynor has served as a director of New Century Bank since 2005 and as a member of the Corporation’s Board of Directors since 2009. She is President of LIFE, Inc., a provider of intermediate care facilities for the mentally handicapped and contract services to area mental health agencies throughout eastern North Carolina. Ms. Raynor is very involved in the Bank’s local community, serving as a member of the Betsy Johnson Foundation & Friends of the Foundation Fighting Cancer Fundraising committee, the Lucknow Garden Club, the Dunn schools advisory board and the advisory board for Harnett County schools. She worked in the public schools for seven years as a special education teacher. She is a member of the American Association on Intellectual and Developmental Disabilities, having been appointed by former Governor James B. Hunt. Ms. Raynor holds a Bachelor of Science in Special Education from East Carolina University, Greenville, NC.

C.L. (Bozie) Tart. Mr. Tart was a founding director of New Century Bank and served as Chairman of the Corporation’s Board of Directors from 2000 to 2007. He currently serves as Vice Chairman of the Board. Mr. Tart has completed North Carolina Bank Directors’ College. As President and Chief Executive Officer of Tart & Tart, Inc., Dunn, NC, Mr. Tart has deep experience in various local real estate and business matters. In addition, he holds a Bachelor of Arts degree in Industrial Relations with a Minor in Business from the University of North Carolina at Chapel Hill. Mr. Tart has extensive prior experience as a financial institution director, previously serving as a director of United Carolina Bank, Whiteville, NC and as a member of the United Carolina Bank/BB&T local advisory board of directors.

Ann H. Thornton. Ms. Thornton has served as a director of New Century Bank since 2002 and as a member of the Corporation’s Board of Directors since 2009. She is President of Thornton Ventures, Clinton, NC and the owner of Brightleaf Warehouse, Clinton, NC. Ms. Thornton is very involved in her local community, formerly serving as President of the Clinton-Sampson Chamber of Commerce and President of the Clinton-Sampson leadership development committee. She also serves as President of the Clinton Committee of 100, President of the Clinton Rotary Club and formerly served as President of the Sampson Community College Foundation Board. In addition, she serves on the Sampson County Agri-Exposition advisory board, the Sampson Regional Hospital foundation board, the North Carolina Museum of History Board of Directors, Raleigh, NC and the Coharie Country Club board of directors, Clinton, NC. She is a former schoolteacher. Ms. Thornton has completed North Carolina Bank Directors’ College. She holds a Bachelor of Arts from Wake Forest University, Winston-Salem, NC and is a Trustee of Methodist University, Fayetteville, NC.

W. Lyndo Tippett. Mr. Tippet was a founding director of New Century Bank South and has served as a member of the Corporation’s Board of Directors since 2008. He has been a partner in the accounting firm of Tippett Padrick Bryan and Merritt, CPAs, Fayetteville, NC since 1976 and is a member of the AICPA and the NCACPA. He served as Secretary of Transportation for the State of North Carolina from 2001 through 2009, and served as a member of the North Carolina Board of Transportation for eight years prior to becoming Secretary. He currently serves as a Director of the North Carolina State Health Plan of Teachers and State Employees. He was Chief Executive Officer of Bybon, Inc., a manufacturing, retail and real estate concern, from 1970 through 1976. He previously served as a staff accountant with Ernst & Young. Mr. Tippett holds a Bachelor of Science in Accounting from Barton College. He also has prior experience as a bank director, serving on the board of State Bank, Fayetteville, NC and on the local advisory board for First-Citizens Bank.

Director Independence

With the exception of Mr. Hedgepeth, each member of the Corporation’s Board of Directors is “independent” as defined by NASDAQ listing standards and the regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). In making this determination the Board considered certain insider transactions with directors for the provision of goods or services to the Corporation and its subsidiary bank. All such transactions were conducted at arm’s length upon terms no less favorable than those that would be available from an independent third party. Specific transactions considered by the Board of Directors included certain legal services rendered to New Century Bank by Hayes, Williams, Turner & Daughtry, P.A., Attorneys at Law, a related interest of Gerald W. Hayes.

Director Relationships

With the exception of Messrs. Rand and Tippett, who are directors of Law Enforcement Associates Corporation, and Mr. Harris, who is a director of East Coast Ethanol, LLC, no director of the Corporation is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940.

There are no family relationships among directors, nominees or executive officers of the Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and executive officers of the Corporation are required by federal law to file reports with the Securities and Exchange Commission (the “SEC”) regarding the amount of, and changes in, their beneficial ownership of the Corporation’s common stock. Based upon a review of copies of reports received by the Corporation, all required reports of directors and executive officers of the Corporation during 2009 were filed on a timely basis, with the exception of a Form 4 filed by Mr. Harris.

Executive Officers

The following table sets forth certain information regarding the Corporation’s executive officers.

NAME	AGE	POSITION	BUSINESS EXPERIENCE

William L. Hedgepeth, II	49	President and Chief Executive Officer of the Corporation and New Century Bank	President and Chief Executive Officer, New Century Bancorp, Inc. and New Century Bank, 2008-Present; Executive Vice President and Chief Operating Officer, New Century Bancorp, Inc. and New Century Bank; President and Chief Executive Officer, New Century Bank South, 2004-2008; Senior Vice President and Area Executive for First South Bank, Fayetteville, NC, 2001-2004.

Lisa F. Campbell	43	Executive Vice President, Chief Operating Officer, and Chief Financial Officer of the Corporation and New Century Bank	Executive Vice President and Chief Financial Officer, New Century Bancorp, Inc., New Century Bank, 2000-Present; Senior Vice President and Controller, Triangle Bancorp, Inc., Raleigh, NC, 1997-2000; Assurance Senior Manager, KPMG LLP, Raleigh, NC, 1993-1997.

Kevin S. Bunn	49	Executive Vice President and Chief Banking Officer of the Corporation and New Century Bank	Executive Vice President and Chief Banking Officer, New Century Bancorp, Inc. and New Century Bank, 2008-Present; Chief Lending Officer, New Century Bank South, 2003–2007; Senior Vice President, Wachovia Bank, N.A., 1985-2003.

J. Daniel Fisher	61	Executive Vice President and Chief Credit Officer of the Corporation and New Century Bank	Senior Executive Vice President and Chief Credit Officer, Gateway Bank & Trust Co., 2004-2007; Special Loans Group Manager, RBC Centura; Regional Credit Administrator, Centura Bank, 1994-1998; Executive Vice President, Mid-South Bank; 1990-1994.

Joan I. Patterson	64	Executive Vice President and Chief Deposit Operations Officer of the Corporation and New Century Bank	Executive Vice President and Chief Deposit Operations Officer, New Century Bancorp, Inc. and New Century Bank, 2000-Present; Branch Manager, BB&T (previously UCB), Dunn, NC, 1973-2000.

The Registrant has adopted a code of ethics that applies, among others to its principal executive officer and principal financial officer. The Registrant’s code of ethics will be provided to any person upon written request made to Ms. Brenda Bonner, New Century Bancorp, Inc., 700 W. Cumberland Street, Dunn, NC 28334.

Meetings and Committees of the Board of Directors

The Company’s Board of Directors held 14 meetings during 2010. Each director attended 75% or more of all board meetings and the meetings of any committee(s) of which he was a member. It is the policy of the Company that directors attend each annual meeting of shareholders. All members of the Corporation’s Board of Directors attended the 2010 Annual Meeting of Shareholders. The Company’s Board has several standing committees including an Audit/Compliance Committee, a Nominating Committee and a Compensation Committee.

Audit/Compliance Committee. The members of the Audit/Compliance Committee during 2010 were J. Gary Ciccone, T. C. Godwin, Oscar N. Harris, John McCauley, Sharon L. Raynor, D. Ralph Huff, III, W. Lyndo Tippett and C. L. Tart, Jr. The members of the committee are “independent” as defined by NASDAQ listing standards and the regulations promulgated under the Securities Exchange Act of 1934. The Audit/Compliance Committee met 6 times during 2010. The Board of Directors has adopted a written Audit Committee Charter, which is available under the Corporate Governance link in the Investor Relations section of the Company’s website, www.newcenturybanknc.com. The report of the Audit/Compliance Committee is included under Item 14 of this Annual Report.

Each of the Audit/Compliance Committee members is “independent” and “financially literate” as defined by NASDAQ listing standards and applicable SEC rules and regulations. The Board of Directors has determined that Oscar N. Harris, a member of the Audit/Compliance Committee, meets the requirements adopted by the SEC for qualification as an “audit committee financial expert.” An audit committee financial expert is defined as a person who has the following attributes: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of GAAP in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that are of the same level of complexity that can be expected in the registrant’s financial statements, or experience supervising people engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions.

Nominating Committee. The duties of the Nominating Committee are: (i) to assist the Board of Directors, on an annual basis, by identifying individuals qualified to become board members, and to recommend to the board the director nominees for the next meeting of shareholders at which directors are to be elected; and (ii) to assist the Board of Directors by identifying individuals qualified to become board members, in the event a vacancy on the board exists and that such vacancy should be filled.

The members of the Nominating Committee during 2010 were J. Gary Ciccone, Gerald W. Hayes, and Anthony Rand. each of whom is “independent” as defined by NASDAQ listing standards and applicable SEC rules and regulations. The nominating committee met one time in 2010. The Bylaws of the Company state that candidates may be nominated for election to the Board of Directors by the Nominating Committee or by any shareholder of the Company’s common stock. It is the policy of the Nominating Committee to consider all shareholder nominations. Shareholder nominations must be submitted to the Nominating Committee in writing on or before September 30th of the year preceding the annual meeting at which the nominee would stand for election to the Board of Directors and must be accompanied by each nominee’s written consent to serve as a director of the Company if elected. The Bylaws of the Company require that all nominees for director, including shareholder nominees, have business, economic or residential ties to the Company’s market area. In evaluating nominees for director, the Nominating Committee values community involvement and experience in finance or banking including prior service as an officer or director of an entity engaged in the financial services business, although such experience is not a prerequisite for nomination. Although there is not currently a formal policy requiring that the Nominating Committee consider diversity in its identification of nominees to the Board of Directors, the committee values diversity, including diversity of background, experience and expertise. The Nominating Committee has adopted a formal written charter which is reviewed annually for adequacy and which is available under the Corporate Governance link in the Investor Relations section of the Company’s website, www.newcenturybanknc.com.

Compensation Committee. The members of the Compensation Committee are J. Gary Ciccone, Michael McLamb, Anthony E. Rand, Gerald Hayes, Ann H. Thornton, and W. Lyndo Tippett. The Compensation Committee meets on an as needed basis to review the salaries and compensation programs required to attract and retain the Company’s executive officers. The Compensation Committee met 3 times in 2010. The Committee approves the compensation of the President and Chief Executive Officer. The compensation of “reporting officers” to the President including the Chief Financial Officer, Chief Banking Officer, Chief Credit Officer, and Chief Deposit Operations Officer is determined by the President and Chief Executive Officer based on such officer’s experience, managerial effectiveness, contribution to the Company’s overall profitability, maintenance of regulatory compliance standards and professional leadership. The Committee compares the compensation of the Company’s executive officers with compensation paid to executives of similarly situated bank holding companies, other businesses in the Company’s market area and appropriate state and national salary data. The Committee is not bound by recommendations made by the President and Chief Executive Officer. Furthermore, the President and Chief Executive Officer does not have any input into his own compensation. The Compensation Committee engages third party compensation consultants on occasion to assist in determining executive pay or additional benefits, but does not delegate its duties. The Board of Directors has adopted a written Compensation Committee Charter, which is available under the Corporate Governance link in the Investor Relations section of the Company’s website, www.newcenturybanknc.com.

Indebtedness of and Transactions with Management

The Bank, has had, and expects to have in the future, banking and other transactions in the ordinary course of business with certain of its current directors, nominees for director, executive officers and associates. All such transactions are made on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing for comparable transactions with unaffiliated persons, and will not involve more than the normal risk of collection or present other unfavorable features. Loans made by the Bank to directors and executive officers are subject to the requirements of Regulation O of the Board of Governors of the Federal Reserve System. Regulation O requires, among other things, prior approval of the Board of Directors with any “interested director” not participating, dollar limitations on amounts of certain loans and prohibits any favorable treatment being extended to any director or executive officer in any of the Bank’s lending matters. To the best knowledge of the management of the Company and the Bank, Regulation O has been complied with in its entirety.

ITEM 11 – EXECUTIVE COMPENSATION

The following Summary Compensation Table shows all cash and non-cash compensation paid to or received or deferred by William L Hedgepeth, II, Lisa F. Campbell, Kevin S. Bunn, J. Daniel Fisher and Joan I. Patterson (the “Named Executive Officers”) for services rendered in all capacities during the fiscal years ended December 31, 2010 and 2009. Compensation paid to the Named Executive Officers consisted of cash salary, non-equity incentive plan compensation paid in cash, equity compensation in the form of incentive stock option awards, 401(k) matching contributions, insurance premiums paid on behalf of each of the Named Executive Officers and certain perquisites. The following table summarizes the dollar amounts of each element of compensation and for incentive stock options, the grant date fair value computed in accordance with FASB ASC Topic 718.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus(1)		Option Awards(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation(3)		Total

William L. Hedgepeth, II President and Chief Executive Officer	2010 2009	$277,200 231,000	$	— 500	$7,838 57,838	— —	— —	$48,516 53,683	(4)	$333,554 285,183

Lisa F. Campbell Executive Vice President, Chief Financial Officer, and Chief Operating Officer	2010 2009	$203,280 169,400		$1,000 500	$4,703 —	— —	— —	$31,318 32,204		$240,301 202,104

Kevin S. Bunn Executive Vice President and Chief Banking Officer	2010 2009	$160,069 145,517		$1,000 500	$3,135 —	— —	— —	$23,685 20,104		$187,889 166,121

J. Daniel Fisher Executive Vice President and Chief Credit Officer	2010 2009	$212,750 185,000		$1,000 500	$3,135 —	— —	— —	$29,174 27,339		$246,059 212,839

Joan I. Patterson Executive Vice President and Chief Deposit Operations Officer	2010 2009	$133,403 121,275		$1,000 500	$3,135 —	— —	— —	$18,527 17,189		$156,065 138,964

(1)	Consists of Christmas bonuses.
(2)	Calculated in accordance with FASB ASC Topic 718 and represents the fair value of stock options awarded based on the market price of the Company’s common stock on the date of grant of such award; the values do not represent actual cash compensation earned. The assumptions used in estimating the fair value of stock options are set forth in Note O to the Company’s audited consolidated financial statements at December 31, 2010.
(3)	Includes 401(k) matching contributions and the dollar value of insurance premiums paid on behalf of the named officers for group term life, health, dental and disability insurance. Also includes an automobile allowance and country club dues paid to, or on behalf of, the named executives.
(4)	Includes fees earned in connection with Mr. Hedgepeth’s service as a member of the Company’s Board of Directors

2000 Incentive Stock Option Plan. At the 2000 Annual Meeting, the shareholders approved the adoption of the New Century Bank 2000 Incentive Stock Option Plan.

The 2000 Incentive Stock Option Plan was adopted by the Board of Directors of the Company in connection with the reorganization of New Century Bank into the holding company form of organization. Upon adoption of the 2000 Incentive Stock Option Plan by the Company, all outstanding options to purchase shares of New Century Bank were converted into options to purchase shares of the Company’s common stock. At the 2004 Annual Meeting, the shareholders approved an amendment to the 2000 Incentive Stock Option Plan that increased the number of shares of the Company’s common stock available for issuance under the Plan. The 2000 Incentive Stock Option Plan expired in June 2010. No further stock options may be granted under the 2000 Incentive Stock Option Plan.

2004 Incentive Stock Option Plan. At the 2004 Annual Meeting, the shareholders approved the adoption of the New Century Bancorp, Inc. 2004 Incentive Stock Option Plan. The 2004 Incentive Stock Option Plan currently provides for the issuance of up to 357,000 shares of the Company’s common stock to officers and employees of the Company and its subsidiaries upon the exercise of stock options.

2010 Omnibus Stock Ownership and Long Term Incentive Plan. The Omnibus Stock Ownership and Long-Term Incentive Plan was approved at the 2010 annual meeting of shareholders. The 2010 Omnibus Plan provides for issuance of up to 250,000 shares of the Company’s common stock. The awards may be issued in the form of incentive stock option grants, non-qualified stock option grants, restricted stock grants, long-term incentive compensation units, or stock appreciation rights. There were no awards granted under this plan in 2010.

The following table sets forth information regarding vested and unvested incentive stock options outstanding as of December 31, 2010. All of the Company’s outstanding stock options have been granted at 100% of fair market value on the date of grant. The number of shares underlying the stock options, and the exercise prices associated with each option grant, have been adjusted for a 20% stock dividend in December 2006, a 50% stock dividend in July 2005 and three separate 10% stock dividends in June 2004, September 2003 and May 2002, respectively.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	No. of Securities Underlying Unexercised Options Exercisable	No. of Securities Underlying Unexercised Options Unexerciseable	Equity Incentive Plan Awards; No. of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards; No. of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

William L. Hedgepeth, II	30 3,333 4,000 13,200 5,400 29,520	120 6,667 6,000 -0- -0- -0-	— — — — — —	$5.75 7.73 14.15 16.22 10.69 7.07	Oct. 22, 2018 May 22, 2018 June 7, 2017 Aug. 3, 2016 Jan. 19, 2015 June 9, 2014	— — — — — —	— — — — — —	— — — — — —	— — — — — —

Lisa F. Campbell	30 600 2,000 3,600 11,979	120 2,400 3,000 2,400 -0-	— — — — —	5.75 7.94 15.81 16.22 4.59	Oct. 22, 2018 June 18, 2018 Feb. 6, 2017 Aug. 3, 2016 July 25, 2010	— — — — —	— — — — —	— — — — —	— — — — —

Kevin S. Bunn	30 300 4,800 1,350 19,800	120 1,200 -0- -0- -0-	— — — — —	5.75 7.94 16.22 13.44 7.07	Oct. 22, 2018 June 18, 2018 Aug. 3, 2016 July 13, 2015 June 9, 2014	— — — — —	— — — — —	— — — — —	— — — — —

J. Daniel Fisher	30 2,000 2,800	120 1,000 4,200	— — —	5.75 8.39 8.39	Oct. 22, 2018 Jan. 16, 2018 Jan. 16, 2018	— —	— —	— —	— —

Joan I. Patterson	30 300 3,600 7,174	120 1,200 2,400 -0-	— — — —	5.75 7.94 16.22 4.59	Oct. 22, 2018 June 18, 2018 Aug. 3, 2016 July 25, 2010	— — — —	— — — —	— — — —	— — — —

The following chart contains details regarding the Company’s outstanding stock option grants:

Plan Category	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	399,695	$9.03	308,986
Equity compensation plans not approved by security holders	none	n/a	none

Total	399,695	$9.03	308,986

The Company and New Century Bank have entered into employment agreements with each of William L. Hedgepeth, II, Lisa F. Campbell, Kevin S. Bunn, J. Daniel Fisher, and Joan I. Patterson. The agreements establish the scope, terms, and conditions of each employee’s employment by the Company and New Century Bank. The following discussion summarizes the employment agreements and is qualified in its entirety by reference to the employment agreements.

Employment Agreement with William L. Hedgepeth, II

The Company has entered into an employment agreement with William L. Hedgepeth, II as its President and Chief Executive Officer. The employment agreement establishes Mr. Hedgepeth’s duties and compensation and provides for his continued employment with the Company.

Term. Mr. Hedgepeth’s employment agreement provides for an initial term of three (3) years with renewal on each anniversary thereafter for an additional one-year term unless there is an affirmative decision not to renew the contract by the Board of Directors or by Mr. Hedgepeth.

Base Salary and Benefits. The agreement provides Mr. Hedgepeth with an annual salary of $231,000, with guaranteed salary increases of 5% on the first and second anniversaries of the agreement’s original effective date. Mr. Hedgepeth is also entitled to receive cash bonuses on an annual basis as determined by the Board of Directors or the Compensation Committee. The agreement also provides for Mr. Hedgepeth’s participation in any and all retirement and employee benefit plans maintained by the Company on behalf of its employees, as well as fringe benefits normally associated with Mr. Hedgepeth’s position with the Company or made available to all other employees.

Change in Control Benefits. The employment agreement provides that if an “adverse change” occurs within 12 months of a “change in control” of the Company and either (1) the Company terminates Mr. Hedgepeth’s employment other than for “cause,” disability, or death, or (2) Mr. Hedgepeth terminates his employment with the Company, he will be entitled to receive a payment equal to 299% of his “base amount,” as that term is defined in the Internal Revenue Code of 1986, as amended.

An “adverse change” will be deemed to have occurred if (i) Mr. Hedgepeth is assigned duties and/or responsibilities that are inconsistent with his position, duties, or status at the time of the change in control or with his reporting responsibilities or titles with the Company in effect at the time of the change in control; (ii) Mr. Hedgepeth’s annual base salary is reduced below the amount in effect as of the change in control; (iii) Mr. Hedgepeth’s life insurance, major medical insurance, disability insurance, dental insurance, stock option plans, stock purchase plans, deferred compensation plans, management retention plans, retirement plans, or similar plans or benefits being provided by the Company to the executive as of the effective date of the change in control are reduced in their level, scope, or coverage, or any such insurance, plans, or benefits are eliminated, unless such reduction or elimination applies proportionately to all salaried employees of the Company who participated in such benefits prior to such change in control; or (iv) Mr. Hedgepeth is transferred to a location more than twenty (20) miles from Dunn, North Carolina, or Fayetteville, North Carolina, without his express written consent.

For purposes of Mr. Hedgepeth’s employment agreement, a “change in control” will be deemed to have occurred upon (1) any person directly or indirectly acquiring beneficial ownership of voting stock, or acquiring irrevocable proxies or any combination of voting stock and irrevocable proxies representing 25% or more of any class of voting securities of the Company, or acquiring control of the election of a majority of the directors of the Company in any manner; (2) the consolidation or merger of the Company with or into another corporation, association, or entity, or any other reorganization, in which the Company is not the surviving corporation, or (3) the sale, transfer, or acquisition of all or substantially all of the assets of the Company by any other corporation, association, or other person, entity, or group.

Lisa F. Campbell and Kevin S. Bunn

New Century Bank has also entered into employment agreements with Lisa F. Campbell and Kevin S. Bunn.

Term. The initial term of Ms. Campbell’s employment agreement is three years. The term of Ms. Campbell’s employment agreement automatically extends for an additional year on each anniversary of the effective date, unless written notice of termination is received prior to renewal. The initial term of Mr. Bunn’s employment agreement is two years. The term of Mr. Bunn’s employment agreement automatically extends for an additional two years on the anniversary of the effective date, unless written notice of termination is given prior to renewal.

Benefits. Each of the officers’ employment agreements also entitles them to certain fringe benefits normally associated with individuals serving in their capacities with a community bank.

Change in Control Benefits. Each officer’s employment agreement provides that if a “termination event” occurs within a certain period of time following a “change in control,” such officer will be entitled to terminate the employment agreement and receive a lump sum payment equal to 150% of such officer’s “base amount” of compensation. The termination event must occur within six months of the change in control in the case of Mr. Bunn’s employment agreement, and within twelve months of the change in control in the case of Ms. Campbell’s employment agreement.

A “termination event” will be deemed to have occurred if (i) the executive is assigned duties and/or responsibilities that are inconsistent with his or her position, duties, or status at the time of the change in control or with his reporting responsibilities or titles with the Company in effect at the time of the change in control; (ii) the executive’s annual base salary is reduced below the amount in effect as of the change in control; (iii) the executive’s life insurance, major medical insurance, disability insurance, dental insurance, stock option plans, stock purchase plans, deferred compensation plans, management retention plans, retirement plans, or similar plans or benefits being provided by the Company to the executive as of the effective date of the change in control are reduced in their level, scope, or coverage, or any such insurance, plans, or benefits are eliminated, unless such reduction or elimination applies proportionately to all salaried employees of the Company who participated in such benefits prior to such change in control; or (iv) the executive is transferred to a location outside Fayetteville, North Carolina, in the case of Mr. Bunn and Dunn, North Carolina in the case of Ms. Campbell; without the executive’s express written consent.

J. Daniel Fisher

As of January 14, 2008, the Company and New Century Bank entered into an employment agreement with J. Daniel Fisher, Executive Vice President and Chief Credit Officer of the Company and New Century Bank.

Base Salary. The agreement provides for a base salary of $185,000 per year, to be reviewed at least annually by the board of directors of New Century Bank. Mr. Fisher’s base salary may only be decreased if he is demoted for “cause” or if he voluntarily accepts a position with New Century Bank that involves a material reduction in his duties or responsibilities. If a “change in control” of New Century Bank occurs, then Mr. Fisher’s base salary must be increased by at least 6% per year during the term of the employment agreement. The agreement also entitled Mr. Fisher to receive a one-time bonus payment of $25,000 payable on or before January 31, 2008.

Benefits. Mr. Fisher is entitled to participate in any and all employee benefit programs and compensation plans that are available to all employees of the Bank. In addition, the Bank has agreed to provide Mr. Fisher with the following benefits:

•	Five weeks of paid vacation leave per year and ten days of paid sick leave per year (in addition to federal banking holidays, which are paid holidays)

•	Reimbursement for relocation expenses

•	Reimbursement for reasonable expenses incurred in the performance of his duties under the employment agreement

•	Payment of expenses associated with membership in one country club, including initiation fees and monthly dues not to exceed $7,500 per year

•	Major medical insurance

•	Life insurance coverage in an amount equal to at least twice Mr. Fisher’s annual base salary

•	Stock options

•	Participation in incentive and bonus compensation plans

•	Participation in all savings, pension and retirement plans (including the Bank’s 401(k) savings plan)

•	A car allowance of $1,000 per month

Term. The initial term of Mr. Fisher’s employment agreement is three years. The term is automatically extended for an additional year on each anniversary of the execution of the agreement unless written notice is received by Mr. Fisher or the Bank ninety days prior to the anniversary of the execution of the Agreement.

Change in Control Benefits. Mr. Fisher is also entitled to certain benefits in the event of a change in control of the Bank. A change in control means any of the following events:

•

The acquisition by any “person” (as such term is defined in section 7(j)(8)(A) of the Change in Bank Control Act of 1978), directly or indirectly, of beneficial ownership of voting stock representing 25% or more of any class of voting securities of the Bank, or the acquisition of control of the election of a majority of the directors of the Bank

•	The consolidation or merger of the Bank with or into another entity where the Bank is not the surviving corporation

•	The sale or transfer of all or substantially all of the assets of the Bank to another entity

If the Bank terminates Mr. Fisher’s employment other than for cause or disability or Mr. Fisher terminates his employment following a “termination event,” in either case within one year after a change in control, then Mr. Fisher will be entitled to receive a lump sum cash payment equal to 299% of Mr. Fisher’s “base amount,” as that term is defined in the Internal Revenue Code.

A “termination event” includes any of the following events:

•	If Mr. Fisher is assigned duties and/or responsibilities that are inconsistent with his position, duties, responsibilities, or status at the time of the change in control

•	If Mr. Fisher’s annual base salary is reduced below the amount in effect as of the effective date of the change in control

•	If Mr. Fisher’s insurance or other plans and benefits are reduced or eliminated (unless such reduction or elimination applies proportionately to all salaried employees)

•	If Mr. Fisher is transferred to a location outside of Cumberland County, North Carolina, and Harnett County, North Carolina, without his express written consent.

Joan I. Patterson

As of May 24, 2001, the Bank entered into an employment agreement with Joan I. Patterson, executive vice president and chief deposit operations officer of the Company and New Century Bank.

Base Salary. The agreement provides for a base salary of $121,275 per year, to be reviewed at least annually by the board of directors. If a “change in control” occurs, then Ms. Patterson’s base salary must be increased by at least 6% per year during the term of the employment agreement.

Benefits. Ms. Patterson is entitled to participate in any and all employee benefit programs and compensation plans that are available to all employees of the Bank. In addition, the Bank has agreed to provide Ms. Patterson with the following benefits:

•	Five weeks of paid vacation leave

•	Payment of certain club dues

•	Stock options

The initial term of Ms. Patterson’s employment agreement is three years. The term is automatically extended for an additional year at the end of each year of the agreement unless written notice is received by Ms. Patterson or the Bank thirty days prior to such date.

Change in Control Benefits. Ms. Patterson is also entitled to certain benefits in the event of a change in control of the Bank. A change in control means any of the following events:

•

The acquisition by any “person” (as such term is defined in section 7(j)(8)(A) of the Change in Bank Control Act of 1978), directly or indirectly, of beneficial ownership of voting stock representing 25% or more of any class of voting securities of the Bank, or the acquisition of control of the election of a majority of the directors of the Bank

•	The consolidation or merger of the Bank with or into another entity where the Bank is not the surviving corporation

•	The sale or transfer of all or substantially all of the assets of the Bank to another entity

In the event of a change in control, Ms. Patterson is entitled to terminate her employment agreement if a “termination event” occurs within one year of the change in control. In that case, Ms. Patterson would be entitled to receive all amounts due and owing to the end of the term of the agreement as well as an amount equal to 150% of her “base amount,” as that term is defined in the Internal Revenue Code.

A “termination event” includes any of the following events:

•	If Ms. Patterson is assigned duties and/or responsibilities that are inconsistent with her position, duties, responsibilities, or status at the time of the change in control

•	If Ms. Patterson’s annual base salary is reduced below the amount in effect as of the effective date of the change in control

•	If Ms. Patterson’s insurance or other plans and benefits are reduced or eliminated (unless such reduction or elimination applies proportionately to all salaried employees)

•	If Ms. Patterson is transferred to a location outside of Harnett County, North Carolina, without her express written consent.

401(k) Plan. The Company has adopted a tax-qualified savings plan for employees. The 401(k) Plan covers all employees beginning the first day of their first full month of service. Employees may contribute up to 15% of their compensation, subject to the maximum allowed by law. The Company matches up to 100% of up to 6% of compensation contributed by participants beginning on January 1, 2006. Matching contributions vest at a rate of 25% per year following the participant’s first year of service.

Director Compensation

Board Fees. Each director receives a fee of $500 for each meeting of the Company’s Board of Directors attended, with the exception of the chairman, who receives $700 for each meeting of the Company’s Board of Directors attended. Members of all other committees of the Board of Directors receive $300 for each committee meeting attended, with the exception of committee chairmen, who receive $400 per committee meeting attended. In addition, all members of the Board of Directors receive a monthly retainer of $333, with the exception of Mr. Hedgepeth.

The Company has instituted a Directors’ Deferral Plan whereby individual directors may elect annually to defer receipt of all or a designated portion of their fees for the coming year. Directors’ fees deferred under the plan are used to purchase shares of the Company’s common stock by the administrator of the Deferral Plan, with such deferred compensation disbursed in the future as specified by the director at the time of his or her deferral election.

2000 Nonstatutory Stock Option Plan. The shareholders of New Century Bank ratified the 2000 Nonstatutory Stock Option Plan at the 2000 Annual Meeting. In connection with the reorganization of New Century Bank into the holding company form of organization, which resulted in the creation of the Company in 2003, the 2000 Nonstatutory Option Plan was adopted by the Company and options under that plan were converted into options to purchase shares of the Company’s common stock. At the 2004 Annual Meeting, the shareholders of the Company approved an amendment to the 2000 Nonstatutory Stock Option Plan that increased the number of shares of the Company’s common stock available for issuance under the Plan. Under the terms of the Plan, options on a total of 478,668 shares (as adjusted for stock dividends) of the Company’s common stock are currently available for issuance to members of the Company’s Board of Directors and the board of any subsidiary of the Company.

The 2000 Nonstatutory Stock Option Plan expired in June 2010. No further stock options may be granted under the 2000 Nonstatutory Stock Option Plan.

The following table presents a summary of all compensation paid by the Company to its directors for their service as such during the year ended December 31, 2010.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total

Watson Caviness	$6,166	—	—	—	$6,166

J. Gary Ciccone	22,700	—	—	—	22,700

T. Dixon Dickens	12,000	—	—	—	12,000

T.C. Godwin, Jr.	9,800	—	—	—	9,800

Oscar N. Harris	13,200	—	—	—	13,200

Gerald W. Hayes	10,800	—	—	—	10,800

William L. Hedgepeth II	6,500	—	—	—	6,500

D. Ralph Huff, III	11,200	—	—	—	11,200

Tracy L. Johnson	15,900	—	—	—	15,900

John W. McCauley	18,000	—	—	—	18,000

Carlie C. McLamb	6,000	—	—	—	6,000

Carlie C. McLamb Jr.	6,500	—	—	—	6,500

Michael S. McLamb	13,700	—	—	—	13,700

Raymond L. Mulkey, Jr.	9,933	—	—	—	9,933

Anthony E. Rand	10,700	—	—	—	10,700

Sharon Raynor	12,300	—	—	—	12,300

James H. Smith	12,266	—	—	—	12,266

C. L. Tart, Jr.	15,900	—	—	—	15,900

Sidney E. Thompson	0	—	—	—	0

Ann H. Thornton	11,500	—	—	—	11,500

W. Lyndo Tippett	13,800	—	—	—	13,800

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 18, 2011, no shareholder known to management owned more than 5% of the Company’s common stock. As of March 18, 2011, the beneficial ownership of the Company’s common stock, by directors and named executive officers individually, and by directors and named executive officers as a group, was as follows:

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENT OF CLASS (3)

Kevin S. Bunn Fayetteville, NC	30,988	0.45

Lisa F. Campbell(4) Lillington, NC	14,376	0.21

Watson G. Caviness Fayetteville, NC	45,665	0.67

J. Gary Ciccone(5) Fayetteville, NC	125,432	1.83

T. Dixon Dickens(6) Fayetteville, NC	45,210	0.66

J. Daniel Fisher Dunn, NC	14,868	0.22

T. C. Godwin, Jr.(7) Dunn, NC	53,953	0.79

Oscar N. Harris(8) Dunn, NC	306,030	4.48

Gerald W. Hayes Dunn, NC	104,690	1.53

William L. Hedgepeth, II Fayetteville, NC	92,134	1.35

D. Ralph Huff, III(9) Fayetteville, NC	58,054	0.85

Tracy L. Johnson(10) Dunn, NC	68,965	1.01

John W. McCauley Fayetteville, NC	44,964	0.66

Carlie C. McLamb, Jr.(11) Dunn, NC	30,321	0.44

Michael S. McLamb(12) Dunn, NC	51,882	0.76

Joan I. Patterson Coats, NC	20,991	0.31

Anthony E. Rand(13) Fayetteville, NC	82,863	1.21

Sharon L. Raynor(14) Dunn, NC	254,429	3.72

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENT OF CLASS (3)

C. L. Tart, Jr.(15) Dunn, NC	147,157	2.15

W. Lyndo Tippett Fayetteville, NC	32,528	0.48

Ann H. Thornton Clinton, NC	38,483	0.56

All Directors and Executive Officers as a group (21 persons)	1,663,983	24.33

(1)	Except as otherwise noted, to the best knowledge of the Company’s management, the above individuals and group exercise sole voting and investment power with respect to all shares shown as beneficially owned other than the following shares as to which such powers are shared: Mr. Fisher – 5,114 shares; Mr. Harris –89,299 shares; Mr. Hedgepeth – 930 shares; Ms. Patterson – 957 shares; Ms. Raynor – 72,958; Mr. C.L. Tart – 18,783 shares; and Mr. Tippett – 16,985 shares.
(2)	Included in the beneficial ownership tabulations are the following options to purchase shares of common stock of the Company: Mr. Bunn – 26,810 shares; Ms. Campbell – 10,360 shares; Mr. Caviness – 11,070 shares; Mr. Ciccone – 14,485 shares; Mr. Dickens – 8,746 shares; Mr. Fisher – 7,460 shares; Mr. Godwin – 2,653 shares; Mr. Hedgepeth – 61,346 shares; Mr. Huff – 12,482 shares; Mr. Johnson – 4,653 shares; Mr. McCauley – 2,839 shares; Ms. Patterson – 5,660 shares; Mr. Rand – 13,992 shares; Mr. Tart – 1,153 shares; Ms. Thornton – 9,499 shares; and Mr. Tippett – 6,116 shares and for all directors and executive officers as a group – 199,324 shares.
(3)	The calculation of the percentage of class beneficially owned by each individual and the group is based on the sum of (i) a total of 6,913,636 shares of common stock outstanding as of March 18, 2011, and (ii) options to purchase shares of common stock which are exercisable within 60 days of March 18, 2011.
(4)	Includes 325 shares held in the IRA of Ms. Campbell’s spouse.
(5)	Includes 720 shares owned by Mr. Ciccone’s spouse and 4,301 shares held in the IRA of Mr. Ciccone’s spouse.
(6)	Includes 3,264 shares held by Mr. Dickens as custodian for minor children, 3,932 shares held in the IRA of Mr. Dickens’ spouse and 2,303 shares owned by Mr. Dickens’ business.
(7)	Includes 1,196 shares owned by Mr. Godwin’s spouse.
(8)	Includes 2,395 shares owned by Mr. Harris’ spouse.
(9)	Includes 14,700 shares owned by Mr. Huff’s business and 3,632 shares owned by Mr. Huff’s spouse.
(10)	Includes 1,194 shares held by Mr. Johnson as custodian for minor children.
(11)	Includes 25,369 shares held in the IRA of Mr. C. McLamb’s spouse.
(12)	Includes 3,159 shares owned by Mr. M. McLamb’s spouse.
(13)	Includes 9,298 shares held by Mr. Rand’s IRA spouse and 600 shares owned by Mr. Rand’s spouse.
(14)	Includes 180,062 shares owned by Ms. Raynor’s husband and 2,395 shares held as custodian for minor children.
(15)	Includes 85,971 shares owned by Mr. Tart’s business, 4,633 shares owned by Mr. Tart’s spouse, and 3,415 shares held in the IRA of Mr. Tart’s spouse.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Indebtedness of and Transactions with Management

The Company’s bank subsidiary, New Century Bank, has had, and expects to have in the future, banking and other transactions in the ordinary course of business with certain of its current directors, nominees for director, executive officers and associates. All such transactions are made on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing for comparable transactions with unaffiliated persons, and will not involve more than the normal risk of collection or present other unfavorable features. Loans made by New Century Bank to directors and executive officers are subject to the requirements of Regulation O of the Board of Governors of the Federal Reserve System. Regulation O requires, among other things, prior approval of the Board of Directors with any “interested director” not participating, dollar limitations on amounts of certain loans and prohibits any favorable treatment being extended to any director or executive officer in any of the Bank’s lending matters. To the best knowledge of the management of the Company and the Bank, Regulation O has been complied with in its entirety.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has paid Dixon Hughes PLLC fees in connection with its assistance in the Company’s annual audit and review of the Company’s financial statements. From time to time, the Company engages Dixon Hughes PLLC to assist in other areas of financial planning.

The following table sets forth the fees billed by Dixon Hughes PLLC in various categories during 2010 and 2009.

AUDIT FEES

Category	2010	2009

Audit Fees(1)	$119,935	$116,244
Audit-Related Fees(2)	4,516	3,640
Tax Fees(3)	12,425	13,775
All Other Fees	—	—

Total Fees Paid	136,876	$133,659

(1)	Includes fees paid or expected to be paid for audits of annual consolidated financial statements, reviews of consolidated financial statements included in quarterly reports on Form 10-Q, report production assistance relating to said financial statements and related documents.
(2)	Includes fees paid for accounting consultations.
(3)	Includes fees paid for services relating to tax planning, preparation and compliance.

All services rendered by Dixon Hughes PLLC during 2010 were subject to pre-approval by the Audit/Compliance Committee. The Audit/Compliance Committee has considered whether Dixon Hughes PLLC’s provision of other non-audit services to the Company is compatible with maintaining independence of Dixon Hughes PLLC. The Audit/Compliance Committee has determined that it is compatible with maintaining the independence of Dixon Hughes PLLC.

Report of the Audit/Compliance Committee

The Audit/Compliance Committee of the Company is responsible for receiving and reviewing the annual audit report of the Company’s independent auditors and reports of examinations by bank regulatory agencies, and helps formulate, implement, and review the Company’s internal audit program. The Audit/Compliance Committee assesses the performance and independence of the Company’s independent auditors and recommends their appointment and retention. The Audit/Compliance Committee has in place pre-approval policies and procedures that involve an assessment of the performance and independence of the Company’s independent auditors, an evaluation of any conflicts of interest that may impair the independence of the independent auditors and pre-approval of an engagement letter that outlines all services to be rendered by the independent auditors.

During the course of its examination of the Company’s audit process in 2010, the Audit/Compliance Committee reviewed and discussed the audited financial statements with management. The Audit/Compliance Committee also discussed with the independent auditors, Dixon Hughes PLLC, all matters that are required to be discussed by the Statement of Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. Furthermore, the Audit/Compliance Committee received from Dixon Hughes PLLC disclosures regarding their independence required by the Public Company Accounting Oversight Board Rule 3526, as amended and discussed with Dixon Hughes PLLC their independence.

Based on the review and discussions above, the Audit/Compliance Committee (i) recommended to the Board that the audited financial statements be included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 for filing with the SEC and (ii) has recommended that shareholders ratify the appointment of Dixon Hughes PLLC as independent auditors for 2011.

This report is submitted by the Audit/Compliance Committee:

J. Gary Ciccone

Oscar N. Harris

John McCauley

Sharon L. Raynor

W. Lyndo Tippett

D. Ralph Huff, III

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1. Financial statements required to be filed by Item 8 of this Form:

Report of independent registered public accounting firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements.

2. Financial statement schedules required to be filed by Item 8 of this Form:

None

3. Exhibits

Exhibits

3(i)	Articles of Incorporation of Registrant(1)

3(ii)	Bylaws of Registrant(1)

4	Form of Stock Certificate(1)

10(i)	2000 Incentive Stock Option Plan, a compensatory plan(2)

10(ii)	2000 Nonstatutory Stock Option Plan, a compensatory plan(2)

10(iii)	Employment Agreement of William L. Hedgepeth II, a management contract(3)

10(iv)	Employment Agreement of Lisa F. Campbell, a management contract(1)

10(v)	2004 Incentive Stock Option Plan, a compensatory plan(2)

10(vi)	Directors’ Deferral Plan, as amended(4)

10(vii)	Employment Agreement of Kevin S. Bunn, a management contract(3)

10(viii)	Employment Agreement of J. Daniel Fisher, a management contract(3)

10(ix)	Employment Agreement of Joan I. Patterson, a management contract(3)

10(x)	2010 Omnibus Stock Ownership and Long Term Incentive Plan(5)

21	Subsidiaries (Filed herewith)

23	Consent of Dixon Hughes PLLC (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

1.	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.
2.	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.
3.	Incorporated by reference from Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008.
4.	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (Registration No. 333-117816), filed with the Securities and Exchange Commission on July 30, 2004.
5.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.
Registrant

	By:	/s/ William L. Hedgepeth, II
William L. Hedgepeth, II
Date: March 31, 2011		President and Chief Executive Office

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William L. Hedgepeth, II.	March 31, 2011
William L. Hedgepeth, II., President, Chief Executive Officer and Director

/s/ Lisa F. Campbell	March 31, 2011
Lisa F. Campbell, Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ J. Gary Ciccone	March 31, 2011
J. Gary Ciccone, Director

/s/ T. Dixon Dickens	March 31, 2011
T. Dixon Dickens, Director

/s/ John W. McCauley John W. McCauley, Director	March 31, 2011

/s/ Oscar N. Harris Oscar N. Harris, Director	March 31, 2011

/s/ Clarence L. Tart, Jr. Clarence L. Tart, Jr., Director	March 31, 2011

/s/ Gerald W. Hayes, Jr. Gerald W. Hayes, Jr., Director	March 31, 2011

/s/ D. Ralph Huff, III D. Ralph Huff III, Director	March 31, 2011

/s/ Thurman C. Godwin, Jr. Thurman C. Godwin, Jr., Director	March 31, 2011

/s/ Tracy L. Johnson Tracy L. Johnson, Director	March 31, 2011

/s/ Carlie C. McLamb Jr. Carlie C. McLamb Jr., Director	March 31, 2011

/s/ Michael S. McLamb Michael S. McLamb, Director	March 31, 2011

/s/ Anthony Rand Anthony Rand, Director	March 31, 2011

/s/ Sharon L. Raynor Sharon L. Raynor, Director	March 31, 2011

/s/ W. Lyndo Tippett W. Lyndo Tippett, Director	March 31, 2011

/s/ Ann H. Thornton Ann H. Thornton, Director	March 31, 2011

/s/ Watson G. Caviness Watson G. Caviness, Director	March 31, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit

3(i)	Articles of Incorporation.	*

3(ii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	2000 Incentive Stock Option Plan	*

10(ii)	2000 Nonstatutory Stock Option Plan	*

10(iii)	Employment Agreement with William L. Hedgepeth II	*

10(iv)	Employment Agreement of Lisa F. Campbell	*

10(v)	2004 Incentive Stock Option Plan	*

10(vi)	Directors’ Deferral Plan	*

10(vii)	Employment Agreement of Kevin S. Bunn	*

10(viii)	Employment Agreement of J. Daniel Fisher	*

10(ix)	Employment Agreement of Joan I. Patterson	*

10(x)	2010 Omnibus Stock Ownership and Long Term Incentive Plan	*

21	Subsidiaries	Filed herewith

23	Consent of Dixon Hughes PLLC	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

*	Incorporated by reference