Form 10-Q
period 2011-03-31
NEW CENTURY BANCORP INC
filed 2011-05-13
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended from              to

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

As of May 6, 2011, the Registrant had outstanding 6,913,636 shares of Common Stock, $1 par value per share.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010*
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$11,303	$8,630
Interest-earning deposits in other banks	31,446	20,089
Federal funds sold	17,043	7,183
Investment securities available for sale, at fair value	79,437	89,899

Loans	461,604	470,484
Allowance for loan losses	(10,118)	(10,015)

NET LOANS	451,486	460,469

Accrued interest receivable	2,396	2,488
Stock in Federal Home Loan Bank of Atlanta, at cost	1,448	1,448
Other non marketable securities	1,082	1,082
Foreclosed real estate	5,019	3,655
Premises and equipment, net	12,777	12,930
Bank owned life insurance	7,790	7,727
Core deposit intangible	660	699
Other assets	10,440	10,597

TOTAL ASSETS	$632,327	$626,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$74,013	$70,363
Savings	23,951	22,541
Money market and NOW	100,072	97,096
Time	344,235	344,599

TOTAL DEPOSITS	542,271	534,599

Other short term debt	23,295	23,666
Long term debt	14,372	16,372
Accrued interest payable	394	395
Accrued expenses and other liabilities	2,217	2,172

TOTAL LIABILITIES	582,549	577,204

Shareholders’ Equity
Common stock, $1 par value, 10,000,000 shares authorized; 6,913,636 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	6,914	6,914
Additional paid-in capital	41,958	41,887
Accumulated deficit	(166)	(287)
Accumulated other comprehensive income	1,072	1,178

TOTAL SHAREHOLDERS’ EQUITY	49,778	49,692

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$632,327	$626,896

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except share and per share data)

INTEREST INCOME
Loans	$7,304	$7,586
Federal funds sold and interest-earning deposits in other banks	18	6
Investments	593	741

TOTAL INTEREST INCOME	7,915	8,333

INTEREST EXPENSE
Money market, NOW and savings deposits	217	302
Time deposits	1,880	2,008
FHLB Advances and other short term debt	69	64
Long term debt	74	72

TOTAL INTEREST EXPENSE	2,240	2,446

NET INTEREST INCOME	5,675	5,887

PROVISION FOR LOAN LOSSES	1,164	1,270

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,511	4,617

NON-INTEREST INCOME
Fees from pre-sold mortgages	26	28
Service charges on deposit accounts	382	439
Other fees and income	233	200

TOTAL NON-INTEREST INCOME	641	667

NON-INTEREST EXPENSE
Personnel	2,391	2,311
Occupancy and equipment	362	380
Deposit insurance	263	236
Professional fees	630	484
Information systems	386	546
Net loss on sale and write downs of foreclosed real estate	203	1
Other	844	648

TOTAL NON-INTEREST EXPENSE	5,079	4,606

INCOME BEFORE INCOME TAXES	73	678
INCOME TAXES	(48)	221

NET INCOME	$121	$457

NET INCOME PER COMMON SHARE
Basic	$0.02	$0.07

Diluted	$0.02	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,913,636	6,837,952

Diluted	6,913,653	6,845,714

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

			Additional paid-in	Retained earnings (Accumulated	Accumulated other comprehensive	Total Shareholders’
	Common stock
	Shares	Amount	capital	deficit)	income	equity
	(Amounts in thousands, except share data)

Balance at December 31, 2009	6,837,952	$6,838	$41,467	$4,668	$1,436	$54,409

Net income	—	—	—	457	—	457

Other comprehensive gain, net	—	—	—	—	36	36

Stock based compensation	—	—	32	—	—	32

Balance at March 31, 2010	6,837,982	$6,838	$41,499	$5,125	$1,472	$54,934

Balance at December 31, 2010	6,913,636	$6,914	$41,887	$(287)	$1,178	$49,692

Net income	—	—	—	121	—	121

Other comprehensive loss, net	—	—	—	—	(106)	(106)

Stock based compensation	—	—	71	—	—	71

Balance at March 31, 2011	6,913,636	$6,914	$41,958	$(166)	$1,072	$49,778

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$121	$457
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,164	1,270
Depreciation and amortization of premises and equipment	170	167
Amortization and accretion of investment securities	217	212
Amortization of deferred loan fees and costs	(46)	(41)
Amortization of core deposit intangible	39	38
Stock-based compensation	71	32
Increase in cash surrender value of bank owned life insurance	(63)	(65)
Net loss on sale and write-downs of foreclosed real estate	203	1
Loss on mortgage-backed securities pay-downs	24	5
Change in assets and liabilities:
Decrease in accrued interest receivable	92	11
Decrease in other assets	199	299
Increase in accrued expenses and other liabilities	44	2,673

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,235	5,059

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Federal Home Loan Bank (“FHLB”) stock	—	(315)
Maturities of investment securities available for sale	6,921	1,000
Mortgage-backed securities pay-downs	3,139	2,819
Net (increase) decrease in net loans outstanding	6,175	(15,780)
Proceeds from sale of foreclosed real estate	123	1
Purchases of premises and equipment	(4)	(193)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	16,354	(12,468)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	7,672	2,086
Decrease in other short term debt	(371)	(820)
Decrease in other long term debt	(2,000)	—
Proceeds from short term FHLB advances	—	2,000
Proceeds from long term FHLB advances	—	6,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,301	9,266

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,890	1,857

CASH AND CASH EQUIVALENTS, BEGINNING	35,902	28,935

CASH AND CASH EQUIVALENTS, ENDING	$59,792	$30,792

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	Three Months Ended March 31,
	2011	2010
	(In thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$2,241	$2,407
Income taxes paid	—	164
Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	(106)	36
Transfers from loans to foreclosed real estate	1,690	152

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2011. This quarterly report should be read in conjunction with the Annual Report.

NOTE B – PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. There were 428,878 and 427,846 anti-dilutive options as of March 31, 2011 and 2010, respectively.

	Three Months Ended March 31,
	2011	2010

Weighted average shares used for basic net income per share	6,913,636	6,837,952

Effect of dilutive stock options	17	7,762

Weighted average shares used for diluted net income per share	6,913,653	6,845,714

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE C – COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2011	2010
	(Amounts in thousands)

Net income	$121	$457

Other comprehensive (loss) income:
Unrealized gains (losses) on investment securities available for sale	(161)	59
Tax effect	55	(23)

Total	(106)	36

Total comprehensive income	$15	$493

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In April, 2011, the Financial Accounting Standards Board (“FASB”) issued A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring Accounting Standards Update (“ASU”) No. 2011-02. In an effort to increase comparability, ASU 2011-02 seeks to clarify when a creditor has granted a concession in a modification and whether a borrower is experiencing financial difficulty. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The provisions of ASU 2011-02 are not expected to have a material impact on the financial condition, results of operations or liquidity.

In July 2010, FASB issued (ASU 2010-20) entitled Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which amends Accounting Standards Codification (“ASC”) No. 820-10. The update requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The amendments that require disclosures as of the end of a reporting period are effective for the periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for the periods beginning on or after December 15, 2010. The adoption of the activity disclosures within the standard did not have a material impact on our financial position or results of operation.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In January 2010, the FASB issued an ASU entitled Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (“ASU 820”) which amends ASC 820-10. This ASU requires new disclosures: (i) of significant transfers in and out of Levels 1 and 2 with reasons for the transfers; and (ii) activity in Level 3 fair value measurements, including purchases, sales, issuances, and settlements on a gross basis. In addition, the reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about inputs and valuation techniques used to measure fair value of both recurring and nonrecurring fair value measurements. The ASU includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (ASC 715-20). These amendments change the terminology from major categories of assets to classes of assets and provide a cross reference to ASC 820-10 on how to determine the appropriate class in which to present fair value disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 non-recurring fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of ASU 820 did not have a material impact on the consolidated financial statements.

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

Investment Securities Available-for-Sale (“AFS”)

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (dollars in thousands):

Investment securities available for sale March 31, 2011	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$40,772	$—	$40,772	$—
Mortgage-backed securities - Government Sponsored-Enterprises (“GSE’s”)	31,816	—	31,816	—
Municipal bonds	6,849	—	6,849	—

Total	$79,437	$—	$79,437	$—

Investment securities available for sale December 31, 2010	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$47,087	$—	$47,087	$—
Mortgage-backed securities - GSE’s	35,512	—	35,512	—
Municipal bonds	7,300	—	7,300	—

Total	$89,899	$—	$89,899	$—

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less, at the date acquired. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. At March 31, 2011 and December 31, 2010 total assets classified as foreclosed real estate totaled $5.0 million and $3.7 million, respectively.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010 (dollars in thousands):

Asset Category March 31, 2011	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$11,326	$—	$—	$11,326

Foreclosed real estate	5,019	—	—	5,019

Total	$16,345	$—	$—	$16,345

Asset Category December 31, 2010	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$9,393	$—	$—	$9,393

Foreclosed real estate	3,655	—	—	3,655

Total	$13,048	$—	$—	$13,048

As of March 31, 2011, the Bank identified $18.1 million in impaired loans, of which $9.0 million required a specific allowance of $3.4 million. As of December 31, 2010, the Bank identified $16.5 million in impaired loans, of which $10.8 million required a specific allowance of $3.3 million.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F – INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	March 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies
Within 1 year	$21,180	$143	$—	$21,323
After 1 year but within 5 years	19,140	332	23	19,449

U.S. agency sponsored mortgage-backed Securities
Within 1 year	2,525	49	—	2,574
After 1 year but within 5 years	24,534	1,140	51	25,623
After 5 years but within 10 years	3,632	—	13	3,619

Municipal bonds
After 1 year but within 5 years	1,891	54	—	1,945
After 5 years but within 10 years	2,956	162	—	3,118
After 10 years	1,822	4	40	1,786

	$77,680	$1,884	$127	$79,437

As of March 31, 2011, accumulated other comprehensive income, net of deferred income taxes, included unrealized net gains of $1.8 million, net of deferred income taxes of $700,000.

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies
Within 1 year	$23,783	$163	$11	$23,946
After 1 year but within 5 years	22,723	418	—	23,141

U.S. agency sponsored mortgage-backed Securities
Within 1 year	2,538	43	75	2,581
After 1 year but within 5 years	27,614	1,131	—	28,745
After 5 years but within 10 years	4,150	36	—	4,186

Municipal bonds
Within 1 year	200	3		203
After 1 year but within 5 years	1,543	41	69	1,584
After 5 years but within 10 years	3,608	152	—	3,760
After 10 years	1,822	—	—	1,753

	$87,981	$2,073	$155	$89,899

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F – INVESTMENT SECURITIES (continued)

As of December 31, 2010, accumulated other comprehensive income, net of deferred income taxes, included unrealized net gains of $1.9 million, net of deferred income taxes of $800,000.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010.

	March 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
U.S. government agencies	$7,163	$23	$—	$—	$7,163	$23
Mortgage-backed securities GSE’s	7,938	64	—	—	7,938	64
Municipal bonds	1,099	40	—	—	1,099	40

Total temporarily impaired securities	$16,200	$127	$—	$—	$16,200	$127

At March 31, 2011, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. Six U.S. government agencies, seven GSE’s and three municipal bonds had unrealized losses for less than twelve months totaling $127,000 at March 31, 2011. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities.

	December 31, 2010
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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS

Following is a summary of loans at March 31, 2011 and December 31, 2010:

	2011		2010
	Amount	Percent of total	Amount	Percent of total
	(In thousands)
Real estate loans:
1 to 4 family residential	$58,591	12.69%	$60,385	12.83%
Commercial Real Estate	188,314	40.79%	193,502	41.13%
Multi-family Residential	29,983	6.50%	30,088	6.40%
Construction	85,963	18.62%	84,550	17.97%
Home equity lines of credit	39,780	8.62%	39,938	8.49%

Total real estate loans	402,631	87.22%	408,463	86.82%

Other loans:
Commercial and Industrial	47,250	10.24%	49,437	10.51%
Loans to Individuals	11,959	2.59%	12,860	2.73%
Overdrafts	131	0.03%	107	0.02%

Total other loans	59,340	12.86%	62,404	13.26%

Gross loans	461,971		470,867

Less deferred loan origination fees, net	(367)	(.08)%	(383)	(.08)%

Total loans	461,604	100.00%	470,484	100.00%

Allowance for loan losses	(10,118)		(10,015)

Total loans, net	$451,486		$460,469

Loans are primarily made in southeastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and can be affected by the local economic conditions.

At March 31, 2011, the Company had pre-approved but unused lines of credit totaling $79.3 million. In management’s opinion, these commitments, and undisbursed proceeds on construction loans in process, reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS (continued)

Non-Accrual and Past Due Loans

Non-accrual loans totaled $11.5 million and $10.6 million at March 31, 2011 and December 31, 2010, respectively.

The tables below detail non-accrual loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010:

March 31, 2011
(In thousands)

1 to 4 Family Residential	$3,897
Commercial Real Estate	5,787
Multi-family Residential	—
Construction	522
Home Equity Lines of Credit (“HELOC”)	74
Commercial and Industrial	898
Loans to Individuals & Overdrafts	333

Total	$11,511

December 31, 2010
(In thousands)

1 to 4 Family Residential	$3,122
Commercial Real Estate	5,789
Multi-family Residential	—
Construction	938
Home Equity Lines of Credit (“HELOC”)	98
Commercial and Industrial	435
Loans to Individuals & Overdrafts	180

Total	$10,562

The average balance of non-accrual loans was $11.6 million and $14.5 million for the periods ended March 31, 2011 and December 31, 2010, respectively.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011
	30-89 Days Past Due	Non- Accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and Industrial	$196	$898	$1,094	$46,156	$47,250
Construction	—	522	522	85,441	85,963
Multi-family Residential	—	—	—	29,983	29,983
Commercial Real Estate	1,570	5,787	7,357	180,957	188,314
Loans to Individuals & Overdrafts	71	333	404	11,686	12,090
1 to 4 Family Residential and HELOCs	906	3,971	4,877	93,494	98,371
Deferred loan (fees) cost, net	—	—	—	(367)	(367)

	$2,743	$11,511	$14,254	$447,350	$461,604

	December 31, 2010
	30-89 Days Past Due	Non- Accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)

Commercial and Industrial	$1,227	$435	$1,662	$47,775	$49,437
Construction	103	938	1,041	83,509	84,550
Multi-family Residential	—	—	—	30,088	30,088
Commercial Real Estate	46	5,789	5,835	187,667	193,502
Loans to Individuals & Overdrafts	135	180	315	12,652	12,967
1 to 4 family residential and HELOCs	633	3,220	3,853	96,470	100,323
Deferred loan (fees) cost, net	—	—	—	(383)	(383)

	$2,144	$10,562	$12,706	$457,778	$470,484

There were no loans that were 90 days past due and still accruing at March 31, 2011 or December 31, 2010.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of March 31, 2011 and December 31, 2010:

March 31, 2011	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial and Industrial	$371	457	$—	$186	$—
Construction	488	870	—	525	—
Commercial Real Estate	4,497	6,111	—	4,027	20
Loans to Individuals & Overdrafts	192	230	—	172	—
Multi-family Residential	2,122	2,122	—	1,061	—
1 to 4 Family Residential and HELOCs	1,375	2,030	—	1,411	—

Subtotal:	9,045	11,820	—	7,382	20

With an allowance recorded:
Commercial and Industrial	645	678	262	520	5
Construction	1,488	1,488	668	1,075	47
Commercial Real Estate	3,820	3,910	832	4,583	78
Loans to individuals & overdrafts	278	292	264	173	1
Multi-family Residential	—	—	—	—	—
1 to 4 Family Residential and HELOCs	2,829	3,103	1,419	3,577	1

Subtotal:	9,060	9,471	3,445	9,928	132

Totals:
Commercial	11,309	13,514	1,763	10,916	151
Consumer	470	522	264	345	—
Residential	6,326	7,255	1,418	6,049	1

Grand Total:	$18,105	$21,291	$3,445	$17,310	$152

Impaired loans at March 31, 2011 were approximately $18.1 million and were comprised of $11.5 million in non-accrual loans and $6.6 million in loans still in accruing status.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS (continued)

December 31, 2010	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial and Industrial	$—	88	$—	$297	$—
Construction	562	570	—	1,143	11
Commercial Real Estate	3,557	4,830	—	3,375	149
Loans to Individuals & Overdrafts	152	204		113	—
1 to 4 Family Residential and HELOCs	1,449	2,062	—	1,519	—

Subtotal:	5,720	7,754	—	6,447	160

With an allowance recorded:
Commercial and Industrial	396	429	132	567	—
Construction	662	1,048	159	529	—
Commercial Real Estate	5,346	5,746	1,317	4,068	32
Loans to Individuals & Overdrafts	67	67	13	96	—
1 to 4 Family Residential and HELOCs	4,324	4,779	1,697	3,056	12

Subtotal:	10,795	12,069	3,318	8,316	44

Totals:
Commercial	10,523	12,711	1,608	9,979	192
Consumer	219	271	13	209	—
Residential	5,773	6,841	1,697	4,575	12

Grand Total:	$16,515	$19,823	$3,318	$14,763	$204

Impaired loans at December 31, 2010 were approximately $16.5 million and were comprised of $16.0 million in non-accrual loans and $0.5 million in loans still in accruing status.

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

NOTE G – LOANS (continued)

Credit Quality Indicators (continued)

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS (continued)

Credit Quality Indicators (continued)

•	Risk Grade 6 (Watch List or Special Mention) - Loans in this category can have the following characteristics:

•	Loans with underwriting guideline tolerances and/or exceptions and with no mitigating factors.

•

Extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank’s position at some future date. Potential weaknesses are the result of deviations from prudent lending practices.

•

Loans where adverse economic conditions that develop subsequent to the loan origination do not jeopardize liquidation of the debt but do substantially increase the level of risk may also warrant this rating.

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

•

Risk Grade 9 (Loss) - Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future.

Consumer loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:

•

Risk Grades 1 - 5 (Pass) - The loans in this category range from loans secured by cash with no risk of principal deterioration (Risk Grade 1) to loans that show signs of weakness in either adequate sources of repayment or collateral but have demonstrated mitigating factors that minimize the risk of delinquency or loss (Risk Grade 5).

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS (continued)

Credit Quality Indicators (continued)

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

•

Loans where adverse economic conditions that develop subsequent to the loan origination do not jeopardize liquidation of the debt but do substantially increase the level of risk may also warrant this rating.

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

•

Risk Grade 8 (Doubtful) - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt

•

Risk Grade 9 (Loss) - Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of March 31, 2011 and December 31, 2010, respectively:

March 31, 2011
Commercial Credit Exposure by Internally Assigned Grade	Commercial and Industrial	Construction	Commercial Real Estate	Multi-family Residential
		(In thousands)

Superior	$1,230	$65	$—	$—
Very Good	171	128	324	—
Good	7,515	5,352	17,407	2,210
Acceptable	16,662	15,369	66,907	13,225
Acceptable with care	15,907	58,692	70,199	10,873
Special mention	4,021	2,704	21,976	—
Substandard	1,744	3,653	11,130	3,675
Doubtful	—	—	371	—
Loss	—	—	—	—

	$47,250	$85,963	$188,314	$29,983

Consumer Credit Exposure by Internally Assigned Grade	1 to 4 Family Residential and HELOCs

Pass	$84,428
Special mention	7,121
Substandard	6,822

$98,371

Consumer Credit Exposure based On Payment Activity	Loans to Individuals & Overdrafts

Performing	$11,757
Non Performing	333

$12,090

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS (continued)

December 31, 2010
Commercial Credit Exposure by Internally Assigned Grade	Commercial and Industrial	Construction	Commercial Real Estate	Multi-family Residential
		(In thousands)

Superior	$1,298	$67	$—	$—
Very Good	177	130	1,605	—
Good	7,744	5,159	20,444	2,959
Acceptable	17,707	15,467	67,322	13,432
Acceptable with care	18,232	58,056	71,854	9,750
Special mention	2,505	1,506	20,139	2,377
Substandard	1,765	4,165	11,756	1,570
Doubtful	9	—	382	—
Loss	—	—	—	—

	$49,437	$84,550	$193,502	$30,088

Consumer Credit Exposure by Internally Assigned Grade	1 to 4 Family Residential and HELOCs

Pass	$86,262
Special mention	6,389
Substandard	7,672

$100,323

Consumer Credit Exposure based On Payment Activity	Loans to Individuals & Overdrafts

Performing	$12,581
Non Performing	386

$12,967

Nonperforming assets at March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
	(In thousands)

Non-accrual loans	$11,511	$10,562
Restructured loans	3,695	1,688

Total non-performing loans	15,206	12,250

Foreclosed real estate	5,019	3,655
Repossessed assets	—	—

Total non-performing assets	$20,225	$15,905

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS (continued)

The average recorded investment in impaired loans was approximately $17.3 million and $14.7 million for the periods ended March 31, 2011 and December 31, 2010. Approximately, $9.0 million of the $18.1 million in impaired loans at March 31, 2011 had specific allowances provided while the remaining balance had no allowances recorded. Approximately $10.8 million of the $16.5 million in impaired loans at December 31, 2010 had specific allowances provided while the remaining balance had no allowances recorded. The allowance allocated for impaired loans for March 31, 2011 and December 31, 2010 was approximately $3.4 million and $3.3 million, respectively.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through provisions for loan losses charged to income and represents management’s best estimate of probable loans losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated losses and risk inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of reserves is designed to account for changes in credit quality as they occur The provision for loan losses reflect loan quality trends, including the levels of and trends related to past due loans and economic conditions at the local and national levels. It also considers the quality and risk characteristics of the Company’s loan origination and servicing policies and practices.

Following is a summary of activity in the allowance for loan losses for the periods indicated:

	March 31, 2011	December 31, 2010
	(In thousands)
Allowance for loan losses at beginning of year	$10,015	$10,359
Provision for loan losses	1,164	15,634

	11,179	25,993

Loans charged-off:
Commercial and Industrial	(773)	(11,967)
Construction	(222)	(464)
HELOCs	(65)	(496)
1 to 4 Family Residential	(190)	(2,254)
Multi-family Residential	—	(2,811)
Loans to Individuals & Overdrafts	(22)	(421)

Total charge-offs	(1,272)	(18,413)

Recoveries of loans previously charged-off:
Commercial and Industrial	74	1,121
Construction	—	137
HELOCs	2	44
1 to 4 Family Residential	130	15
Multi-family Residential	—	1,023
Loans to Individuals & Overdrafts	5	95

Total recoveries	211	2,435

Net charge-offs	(1,061)	(15,978)

Allowance for loan losses at end of year	$10,118	$10,015

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS (continued)

The following table presents a roll forward of the Company’s allowance for loan losses by loan category for the periods ended March 31, 2011 and December 31, 2010, respectively:

March 31, 2011 Allowance for loan losses	Commercial and Industrial	Construction	Commercial Real Estate	1 to 4 Family Residential & HELOCs	Loans to Individuals & Overdrafts	Multi- family Residential	Total
	(In thousands)

Balance, beginning of period 01/01/2011	$1,052	$349	$3,111	$3,333	$1,530	$640	$10,015
Provision for loan losses	(43)	1,144	1,269	381	(1,130)	(457)	1,164
Loans charged-off	—	(222)	(773)	(255)	(22)	—	(1,272)
Recoveries	72	—	2	132	5	—	211

Balance, end of period 3/31/2011	$1,081	$1,271	$3,609	$3,591	$383	$183	$10,118

Ending Balance: individually evaluated for impairment	$262	$668	$832	$1,419	$264	$—	$3,445

Ending Balance: collectively evaluated for impairment	$819	$603	$2,777	$2,172	$119	$183	$6,673

Loans:
Ending Balance	$47,250	$85,963	$188,314	$98,371	$12,090	$29,983	$461,971

Ending Balance: individually evaluated for impairment	$1,016	$1,976	$8,317	$4,204	$470	$2,122	$18,105

Ending Balance: collectively evaluated for impairment	$46,234	$83,987	$179,997	$94,167	$11,620	$27,861	$443,866

December 31, 2010 Allowance for loan losses	Commercial and Industrial	Construction	Commercial Real Estate	1 to 4 Family Residential & HELOCs	Loans to Individuals & Overdrafts	Multi- family Residential	Total
	(In thousands)

Balance, beginning of period 01/01/2009	$1,699	$629	$4,281	$3,043	$507	$200	$10,359
Provision for loan losses	10,199	47	(1,170)	2,981	1,349	2,228	15,634
Loans charged-off	(11,967)	(464)	—	(2,750)	(421)	(2,811)	(18,413)
Recoveries	1,121	137	—	59	95	1,023	2,435

Balance, end of period 12/31/2010	$1,052	$349	$3,111	$3,333	$1,530	$640	$10,015

Ending Balance: individually evaluated for impairment	$132	$159	$1,317	$1,697	$13	$—	$3,318

Ending Balance: collectively evaluated for impairment	$920	$190	$1,794	$1,636	$1,517	$640	$6,697

Loans:
Ending Balance	$49,437	$84,550	$193,502	$100,323	$12,967	$30,088	$470,867

Ending Balance: individually evaluated for impairment	$396	$1,224	$8,903	$5,773	$219	$—	$16,515

Ending Balance: collectively evaluated for impairment	$49,041	$83,326	$184,599	$94,550	$12,748	$30,088	$454,352

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$11,303	$11,303	$8,630	$8,630
Interest-earning deposits in other banks	31,446	31,446	20,089	20,089
Federal funds sold	17,043	17,043	7,183	7,183
Investment securities available for sale	79,437	79,437	89,899	89,899
Loans, net	451,486	449,229	460,469	458,167
Accrued interest receivable	2,396	2,396	2,488	2,488
Stock in the Federal Home Loan Bank	1,448	1,448	1,448	1,448
Other non marketable securities	1,082	1,082	1,082	1,082
Bank owned life insurance	7,790	7,790	7,727	7,727

Financial liabilities:
Deposits	$542,271	$549,164	$534,599	$541,394
Short term debt	23,295	23,295	23,666	23,666
Long term debt	14,372	10,453	16,372	12,453
Accrued interest payable	394	394	395	395

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

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, the values likely do not represent exit prices due to distressed market conditions. Therefore, incremental market risks and liquidity discounts were subtracted to reflect illiquid and distressed conditions at March 31, 2011 and December 31, 2010. The liquidity discount for both March 31, 2011 and December 31, 2010 was 0.5% based on local economic conditions impacting employment, rising energy costs, and extended periods of time to sell or liquidate assets.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

Short Term Debt

The fair values of short term debt (sweep accounts that re-price daily and short term FHLB advances) are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

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

Overview

The Company is a commercial bank holding company and has one banking subsidiary, New Century Bank (referred to as the “Bank”) and one unconsolidated subsidiary, New Century Statutory Trust I, which issued trust preferred securities in 2004 to provide additional capital for general corporate purposes, including the current and future expansion of the Bank. The Company’s only business activity is the ownership of the Bank and New Century Statutory Trust I. This discussion focuses primarily on the financial condition and operating results of the Bank.

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small-to medium-sized businesses located in Harnett, Hoke, Cumberland, Johnston, Robeson, Sampson, Wayne, and Pitt counties in North Carolina. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking accounts, savings accounts and certificates of deposit. Deposit services are not offered in Pitt County. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

Comparison of Financial Condition at

March 31, 2011 and December 31, 2010

During the first three months of 2011, total assets grew by $5.4 million to $632.3 million as of March 31, 2011. Earning assets at March 31, 2011 totaled $581.9 million and consisted of $451.5 million in net loans, $79.4 million in investment securities, $48.5 million in overnight investments and interest-bearing deposits in other banks and $2.5 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the first quarter were $542.3 million and $49.8 million, respectively.

Since the end of 2010, gross loans have decreased by $8.9 million to $461.6 million as of March 31, 2011. Gross loans consisted of $47.3 million in commercial and industrial loans, $188.3 million in commercial real estate loans, $30.0 million in multi-family residential loans, $12.1 million in consumer loans, $98.3 million in residential real estate, and $86.0 million in construction loans.

At March 31, 2011, the Company held $17.0 million in federal funds sold, an increase of $9.9 million from December 31, 2010. Interest-earning deposits in other banks were $31.4 million at March 31, 2011, an $11.4 million increase from December 31, 2010. The Company’s investment securities at March 31, 2011 were $79.4 million, a decrease of $10.5 million from December 31, 2010. The investment portfolio as of March 31, 2011 consisted of $40.3 million in government agency debt securities, $30.7 million in mortgage-backed securities and $6.7 million in municipal securities. The unrealized gain on these securities was $1.7 million.

At March 31, 2011, the Company also held an investment of $1.4 million in the form of Federal Home Loan Bank stock and $1.1 million in other non-marketable securities in which each was approximately the same at December 31, 2010.

At March 31, 2011, non-earning assets were $50.4 million, which reflects an increase of $3.7 million from the $46.7 million as of December 31, 2010. Non-earning assets as of March 31, 2011 included $11.3 million in cash and due from banks, bank premises and equipment of $12.8 million, core deposit intangible of $0.7 million, accrued interest receivable of $2.4 million, foreclosed real estate of $5.0 million, and other assets totaling $18.2 million, which consisted of $7.8 million bank owned life insurance (“BOLI”), $4.9 million in deferred tax assets, $2.0 million in taxes receivable, $2.5 million in prepaid expenses, and $1.0 million in all other assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets.

Total deposits at March 31, 2011 were $542.3 million and consisted of $74.0 million in non-interest-bearing demand deposits, $100.1 million in money market and NOW accounts, $24.0 million in savings accounts, and $344.2 million in time deposits. Total deposits grew by $7.7 million from $534.6 million as of December 31, 2010. The Bank had $4.0 million in brokered deposits as of March 31, 2011.

As of March 31, 2011, the Company had $23.3 million in short-term debt and $14.4 million in long-term debt. Short-term debt consisted of $19.3 million of repurchase agreements with local customers and $4.0 million of FHLB advances. Long-term debt consisted of $12.4 million of junior subordinated debentures that were issued in September 2004 and $2.0 million in FHLB advances.

Total shareholders’ equity at March 31, 2011 was $49.8 million, an increase of $0.1 million from $49.7 million as of December 31, 2010. Other comprehensive income relating to available for sale securities decreased $106,000 to $1.1 million for the quarter ended March 31, 2011. Other changes in shareholders’ equity included increases of $71,000 in stock-based compensation, and net income of $121,000 for the three months ending March 31, 2011.

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

At March 31, 2011, the Company had $2.7 million in loans that were 30-89 days past due. This represented 0.59% of gross loans outstanding on that date. This is an increase from December 31, 2010 when there were $2.1 million in loans that were 30-89 days past due, or 0.46% of gross loans outstanding. The increase in past dues is spread throughout each category of the loan portfolio and is due primarily to the continued weakening of economic conditions both locally and nationally. Non-accrual loans increased $950,000 million during the first three months of 2011 to $11.5 million as of March 31, 2011.

The percentage of non-performing loans (non-accrual loans and restructured loans) to total loans increased 69 basis points from 2.60% at December 31, 2010 to 3.29% at March 31, 2011. The Company

had four loans totaling $3.7 million that were considered troubled debt restructured loans at March 31, 2011.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	For Periods Ended
	March 31, 2011	December 31, 2010
	(In thousands)

Non-accrual loans	$11,511	$10,562
Restructured loans	3,695	1,688

Total non-performing loans	15,206	12,250

Foreclosed real estate	5,019	3,655
Repossessed assets	—	—

Total non-performing assets	$20,225	$15,905

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	$10,118	$10,015

Non-performing loans to period end loans	3.29%	2.60%
Non-performing loans and accruing loans past due 90 days or more to period end loans	3.29%	2.60%
Allowance for loans losses to period end loans	2.19%	2.13%
Allowance for loan losses to non-performing loans	67%	82%
Allowance for loan losses to non-performing assets	50%	63%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	50%	63%
Non-performing assets to total assets	3.20%	2.54%
Non-performing assets and accruing loans past due 90 days or more to total assets	3.20%	2.54%

The total non-performing assets, (non-accrual loans, restructured loans, and foreclosed real estate), at March 31, 2011 and December 31, 2010 were $20.2 million and $15.9 million. The allowance for loan losses at March 31, 2011 represented 50% of non-performing assets compared to 63% at December 31, 2010.

Total impaired loans at March 31, 2011 were $18.1 million, this includes $11.5 million in loans that were classified as impaired because they were in non-accrual and $6.6 million in loans that were determined to be impaired for other reasons. Of these loans, $9.0 million required a specific reserve of $3.4 million at March 31, 2011. Total impaired loans at December 31, 2010 were $16.5 million. This includes $10.6 million in loans that were considered to be impaired due to being in non-accrual status and $5.9 million in loans that were deemed to be impaired for other reasons. Of these loans, $10.8 required a specific reserve of $3.3 million at December 31, 2010.

The allowance for loan losses was $10.1 million at March 31, 2011 or 2.19% of gross loans outstanding. This is an increase of 6 basis points from the 2.13% of gross loans at December 31, 2010. The allowance for loan losses at March 31, 2011 represented 55.88% of impaired loans compared to 60.64% at December 31, 2010. This increase in the allowance for the first three months of 2011 resulted from provisions for loan losses of $1.2 million, partially offset by net charge-offs of $1.1 million. Most of the loans charged-off in the first quarter of 2011 were classified as impaired at December 31, 2010 and had been specifically reserved for as part of the allowance for loan loss calculation. It is management’s assessment that the allowance for loan losses as of March 31, 2011 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be made that further adjustments to the allowance for loan losses may not be deemed necessary.

Other Lending Risk Factors

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

Regulatory Loan to Value

The Company monitors its exposure to loans that exceed the guidelines established by regulators for loan to value (“LTV”).

The Company had $15.7 million at March 31, 2011 and $6.9 million at December 31, 2010 in non 1-4 family residential loans that exceeded the regulatory LTV limits and $11.1 million at March 31, 2011 and $12.7 million at December 31, 2010 of 1-4 family residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 43.3% and 30.7% of total risk based capital as of March 31, 2011 and December 31, 2010, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market continues to weaken in terms of both market activity and collateral valuations.

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

The tables below set forth, for the periods indicated, information about the Company’s business sector concentrations.

	At March 31, 2011 (In thousands)	% of Risk Based Capital
1 to 4 Family Rental	$24,755	41%
Office Building	$28,119	47%
Real Estate Construction Speculative and Presold	$26,750	44%

At March 31, 2011 the Company had three product type groups which exceeded this guideline; 1-4 Family Rental, Office Buildings, and Real Estate Construction Speculative and Presold. The 1-4 Family

Rental group represented 41% of Risk-Based Capital or $24.8 million, Office Buildings were 47% of Risk-Based Capital or $28.1 million, and Real Estate Construction Speculative and Presold were 44% of Risk-Based Capital or $26.8 million. All other commercial real estate groups were under the 40% threshold.

	At December 31, 2010 (In thousands)	% of Risk Based Capital
1 to 4 Family Rental	$26,992	42%
Office Building	$30,265	47%
Real Estate Construction Speculative and Presold	$24,546	38%

At December 31, 2010 the Company had two product type groups which exceeded this guideline; 1-4 Family Rental and Office Buildings. The 1-4 Family Rental group represented 42% of Risk-Based Capital or $27.0 million and Office Buildings were 47% of Risk-Based Capital or $30.3 million. All other commercial real estate groups were under the 40% threshold.

The Company’s concentration in the 1–4 Family Rental group decreased from 42% of Risk- Based Capital at December 31, 2010 to 41% of Risk-Based Capital at March 31, 2011.

The Company’s concentration in the Office Building group remained approximately the same at 47% of Risk-Based Capital at March 31, 2011 compared to December 31, 2010.

Acquisition, Development, and Construction Loans (“ADC”)

The table below sets forth construction loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties.

ADC Loans

As of March 31, 2011

(In thousands)

	Construction	Land and Land Development	Total

Total ADC loans	$60,913	$25,050	$85,963

Average Loan Size	$162	$343	$—

Percentage of total loans	13.20%	5.43%	18.62%

Non-accrual loans	$186	$336	$522

At March 31, 2011 the ADC portfolio consisted of $60.9 million in construction loans and $25.1 million in land and land development loans. The average loan size is less than $0.2 million for construction loans and $0.4 million for land and land development loans. Total ADC loans represent 18.62% or $86.0 million of the total loan portfolio. Nonaccrual loans in the ADC category total $0.5 million or 0.6% of ADC loans. Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

ADC Loans

As of December 31, 2010

(In thousands)

	Construction	Land and Land Development	Total

Total ADC loans	$60,043	$24,507	$84,550

Average Loan Size	$170	$345	$—

Percentage of total loans	12.76%	5.21%	17.97%

Non-accrual loans	$510	$428	$938

At December 31, 2010 the ADC portfolio consisted of $60.0 million in construction loans and $24.5 million in land and land development loans. The average loan size is less than $0.2 million for construction loans and $0.4 million for land and land development loans. At December 31, 2010, total ADC loans represented 17.97% or $84.6 million of the total loan portfolio. $0.9 million of the ADC portfolio was in non-accrual status as of December 31, 2010. This represents 1.11% of all ADC loans at December 31, 2010.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at March 31, 2011.

	ADC Loans	Percent	HELOC	Percent
	(In thousands)

Harnett County	$6,437	7.5%	$7,397	18.6%
Cumberland County	28,104	32.7%	5,783	14.5%
All other locations	51,422	59.8%	26,600	66.9%

Total	$85,963	100.0%	$39,780	100.0%

Below is a table showing geographic concentrations for ADC and HELOC loans at December 31, 2010.

	ADC Loans	Percent	HELOC	Percent
	(In thousands)

Harnett County	$6,029	7.1%	$7,572	19.0%
Cumberland County	26,113	30.9%	5,142	12.9%
All other locations	52,408	62.0%	27,224	68.1%

Total	$84,550	100.0%	$39,938	100.0%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At March 31, 2011, the Company had $141.3 million in loans that had terms permitting interest only payments. This represented 30.6% of the total loan portfolio. At December 31, 2010, the Company had $107.4 million in loans that had terms permitting interest only payments. This represented 22.8% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio require interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $52.0 million or 11.3% of total loans at March 31, 2011 compared to $52.1 million or 11.1% of total loans at December 31, 2010. The Company’s ten largest customer relationships totaled $72.1 million or 15.6% of total loans at March 31, 2011 compared to $72.1 million or 15.3% of total loans at December 31, 2010. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended March 31, 2011 and 2010

General. During the first quarter of 2011, the Company had net income of $121,000 as compared with net income of $457,000 for the same quarter in 2010. Net income per share for the first quarter of 2011 was $0.02 per share, basic and diluted, compared with net income per share of $0.07 per share, basic and diluted, for the first quarter of 2010. First quarter 2011 results were impacted by a higher net loss and write downs of foreclosed real estate of $203,000, compared to $1,000 for the same period in 2010. The Company also experienced a decrease in net interest margin of 14 basis points to 3.94% for the period ending March 31, 2011 as compared to the same period in 2010.

Net Interest Income. Net interest income decreased by $0.2 million to $5.7 million for the first quarter of 2011. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets, partially offset by growth in those assets. Average total interest-earning assets were $581.1 million in the first quarter of 2011 compared with $585.3 million during the same period in 2010 and the yield on those assets decreased 30 basis points from 5.82% to 5.52%. Total interest income reversed on loans transferred to non-accrual status for the three months ended March 31, 2011 and 2010 was $72,000 and $132,000, respectively, or 1 and 2 basis points on average interest-earning assets for the respective periods mentioned.

The Company’s average interest-bearing liabilities grew by $7.2 million to $504.2 million for the quarter ended March 31, 2011 from $497.1 million for the same period one year earlier and the cost of those funds decreased from 2.00% to 1.80% or 20 basis points. During the first quarter of 2011, the Company’s net interest margin was 3.96% and net interest spread was 3.72%. For the quarter ended March 31, 2010, net interest margin was 4.12% and net interest spread was 3.82%

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $1.2 million provision for loan losses in the first quarter of 2011, representing a decrease of $0.1 million from the $1.3 million provision made in the same period of 2010. The first quarter 2011 provision for loan losses was impacted by the downgrading of loans, resulting from both internal and external loan reviews and an increase in the level of non-performing loans resulting in changes in the specific reserves provided on these loans.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2011 was $641,000, a decrease of $26,000 from the first quarter of 2010. Service charges on deposit accounts decreased $57,000 to $382,000 for the quarter ended March 31, 2011 as compared to $439,000 for the same period for 2010. Mortgage fee income declined $2,000 to $26,000 for the quarter ended March 31, 2011 as compared to the same period in 2010. Other non-deposit fees and income increased $33,000 to $233,000 for the quarter ended March 31, 2011 as compared to the same period in 2010 primarily as a result of a $21,000 increase in dividends on FHLB stock and other non-marketable securities.

Non-Interest Expenses. Non-interest expenses increased by $473,000 to $5.1 million for the quarter ended March 31, 2011, from $4.6 million for the same period in 2010. The following are highlights of the significant differences in non-interest expenses during the first quarter of 2010 versus the first quarter of 2011:

•	Personnel expenses increased $80,000 to $2.4 million for the quarter ended March 31, 2011 compared to $2.3 million for the same quarter in 2010.

•	FDIC insurance expense was $263,000 for the quarter ended March 31, 2011 compared to $236,000 for the same quarter in 2010.

•

Professional fees increased $146,000 to $630,000 for the quarter ended March 31, 2011 compared to $484,000 for the quarter ended March 31, 2010, primarily as a result of increased legal fees pertaining to an alleged fraud by a large relationship borrower and increased expenses in the managing and liquidation of foreclosed real estate.

•

Information systems expenses decreased by $160,000 to $386,000 for the quarter ending March 31, 2011 as compared to the same period in 2010 primarily as a result of the 2010 costs pertaining to the Company’s core processing system conversion not being a recurring expense.

•

Other non-interest expenses increased $452,000 to $1.2 million for the quarter ended March 31, 2011 from $0.8 million for the same period in 2010 primarily as a result of $203,000 in losses and write-downs on foreclosed real estate, a $100,000 loan litigation settlement, and $96,000 in other costs relating to the management and liquidation of foreclosed real estate.

Provision for Income Taxes. The Company’s effective tax rate was (65.8%) for the quarter ended March 31, 2011 as a result of permanent tax differences that were in excess of taxable income and 32.6% for the quarter ended December 31, 2010.

The Company’s net deferred tax asset was $4.9 million at March 31, 2011 and December 31, 2010. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends and projected earnings, and asset quality, etc. As of March 31, 2011 and December 31 2010, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 22.02% of total assets at March 31, 2011.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established, as of March 31, 2011, new credit lines with other financial institutions to purchase up to $44.0 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $29.9 million of qualifying loans is pledged to the FHLB to secure borrowings. At March 31, 2011, the Company had $6.0 million outstanding in FHLB advances. Another source of short-term borrowings is securities sold under agreements to repurchase. At March 31, 2011, total borrowings consisted of securities sold under agreements to repurchase of $19.3 million and junior subordinated debentures of $12.4 million. In addition, the Company has $2.0 million of securities pledged to the Federal Reserve to be able to access the discount window.

Total deposits were $542.3 million at March 31, 2011. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 63.48% of total deposits at March 31, 2011. Time deposits of $100,000 or more represented 31.42% of the Company’s total deposits at March 31, 2011. At quarter end, the Company had no brokered time deposits and $4.0 million in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The parent company (“New Century Bancorp”) maintains minimal cash balances. Management believes that the current cash balances plus taxes receivable will provide adequate liquidity for New Century Bancorp’s current cash flow needs. Chapter 53, Article 7 of the North Carolina General Statutes prohibits banks from declaring and paying dividends at any time during the period that a bank has an accumulated deficit. At March 31, 2011 the Bank has an accumulated deficit of $1.0 million.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 7.9% at March 31, 2011.

As the following table indicates, at March 31, 2011, the Company and its bank subsidiary exceeded minimum regulatory capital requirements.

New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement

Total risk-based capital ratio	12.38%	8.00%
Tier 1 risk-based capital ratio	11.12%	4.00%
Leverage ratio	9.00%	4.00%

New Century Bank	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement

Total risk-based capital ratio	12.02%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.76%	4.00%	6.00%
Leverage ratio	8.67%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the trust preferred securities qualify as Tier 1 capital as of March 31, 2011.

Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future.

Legal Proceedings

The Company is currently not engaged in any material legal proceedings. From time to time, the Bank is a party to legal proceedings within the ordinary course of business wherein it enforces its security interest in loans, and other matters of similar nature.

REGULATORY MATTERS

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2011. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NEW CENTURY BANCORP, INC.

Date: May 11, 2011	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: May 11, 2011	By:	/s/ Lisa F. Campbell
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