Form 10-Q
period 2011-06-30
NEW CENTURY BANCORP INC
filed 2011-08-12
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

As of July 28, 2011, the Registrant had outstanding 6,913,636 shares of Common Stock, $1 par value per share.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010*
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$8,349	$7,071
Interest-earning deposits in other banks	36,921	21,648
Federal funds sold	19,529	7,183
Investment securities available for sale, at fair value	76,813	89,899
Loans	458,523	470,484
Allowance for loan losses	(10,378)	(10,015)

NET LOANS	448,145	460,469
Accrued interest receivable	2,352	2,488
Stock in Federal Home Loan Bank of Atlanta, at cost	1,365	1,448
Other non marketable securities	1,082	1,082
Foreclosed real estate	3,380	3,655
Premises and equipment, net	12,650	12,930
Bank owned life insurance	7,854	7,727
Core deposit intangible	622	699
Other assets	10,073	10,597

TOTAL ASSETS	$629,135	$626,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$75,986	$70,363
Savings	24,708	22,541
Money market and NOW	96,099	97,096
Time	342,019	344,599

TOTAL DEPOSITS	538,812	534,599
Other short term debt	23,746	23,666
Long term debt	14,372	16,372
Accrued interest payable	378	395
Accrued expenses and other liabilities	2,862	2,171

TOTAL LIABILITIES	580,170	577,203

Shareholders’ Equity
Common stock, $1 par value, 10,000,000 shares authorized; and 6,913,636 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	6,914	6,914
Common stock receivable	(242)	—
Additional paid-in capital	42,072	41,887
Accumulated deficit	(1,026)	(286)
Accumulated other comprehensive income	1,247	1,178

TOTAL SHAREHOLDERS’ EQUITY	48,965	49,693

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$629,135	$626,896

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,251	$7,815	$14,555	$15,402
Federal funds sold and interest-earning deposits in other banks	22	18	39	23
Investments	525	691	1,119	1,432

TOTAL INTEREST INCOME	7,798	8,524	15,713	16,857

INTEREST EXPENSE
Money market, NOW and savings deposits	180	331	397	633
Time deposits	1,873	1,957	3,753	3,964
Other short term debt	66	72	135	136
Long term debt	74	74	148	146

TOTAL INTEREST EXPENSE	2,193	2,434	4,433	4,879

NET INTEREST INCOME	5,605	6,090	11,280	11,978
PROVISION FOR LOAN LOSSES	2,542	639	3,706	1,909

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,063	5,451	7,574	10,069

NON-INTEREST INCOME
Fees from pre-sold mortgages	61	54	87	81
Service charges on deposit accounts	376	438	758	877
Other fees and income	455	178	688	384

TOTAL NON-INTEREST INCOME	892	670	1,533	1,342

NON-INTEREST EXPENSE
Personnel	2,284	2,312	4,675	4,623
Occupancy and equipment	358	390	720	770
Deposit insurance	235	233	497	469
Professional fees	503	400	1,133	883
Information systems	441	355	827	901
Net loss on sale and write downs of foreclosed real estate	700	26	903	26
Other	818	781	1,662	1,439

TOTAL NON-INTEREST EXPENSE	5,339	4,497	10,417	9,111

INCOME (LOSS) BEFORE
INCOME TAXES (BENEFIT)	(1,384)	1,624	(1,310)	2,300
INCOME TAXES (BENEFIT)	(523)	549	(570)	769

NET INCOME (LOSS)	$(861)	$1,075	$(740)	$1,531

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(.13)	$.16	$(.11)	$.22

Diluted	$(.13)	$.16	$(.11)	$.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,913,636	6,846,437	6,913,636	6,842,218

Diluted	6,913,636	6,862,095	6,913,636	6,851,055

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Common stock receivable	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other com- prehensive income	Total Shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2009	6,837,952	$6,838	$—	$41,467	$4,668	$1,436	$54,409
Net income	—	—	—	—	1,531	—	1,531
Other comprehensive income, net	—	—	—	—	—	192	192
Exercise of stock options	53,832	54	—	177	—	—	231
Tax benefit from option exercises	—	—	—	16	—	—	16
Stock based compensation	—	—	—	63	—	—	63

Balance at June 30, 2010	6,891,784	$6,892	$—	$41,723	$6,199	$1,628	$56,442

Balance at December 31, 2010	6,913,636	$6,914	$—	$41,887	$(286)	$1,178	$49,693
Net loss	—	—	—	—	(740)	—	(740)
Common stock receivable	—	—	(242)	—	—	—	(242)
Other comprehensive income, net	—	—	—	—	—	69	69
Stock based compensation	—	—	—	185	—	—	185

Balance at June 30, 2011	6,913,636	$6,914	$(242)	$42,072	$(1,026)	$1,247	$48,965

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(740)	$1,531
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,706	1,909
Depreciation and amortization of premises and equipment	336	381
Amortization and accretion of investment securities	410	424
Amortization of deferred loan fees and costs	(104)	(80)
Amortization of core deposit intangible	77	77
Stock-based compensation	185	63
Increase in cash surrender value of bank owned life insurance	(127)	(131)
Net loss on sale and write-downs of foreclosed real estate	903	26
Net loss on investment security sales	26	14
Change in assets and liabilities:
Net change in accrued interest receivable	136	(116)
Net change in other assets	170	607
Net change in accrued expenses and other liabilities	673	(793)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,651	3,912

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Federal Home Loan Bank (“FHLB”) stock	—	(315)
Redemption of FHLB stock	83	—
Purchase of investment securities available for sale	(7,256)	—
Maturities of investment securities available for sale	14,237	4,000
Mortgage-backed securities pay-downs	5,274	6,096
Sale of investment securities available for sale	500	—
Net change in loans outstanding	6,970	(15,161)
Proceeds from sale of loans	—	1,300
Proceeds from sale of foreclosed real estate	1,177	1,260
Purchases of premises and equipment	(32)	(1,185)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	20,953	(4,005)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	4,213	25,769
Net change in other short term debt	80	(426)
Net change in long term debt	(2,000)	6,000
Tax benefit from exercise of stock options	—	16
Proceeds from the exercise of stock options	—	231

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,293	31,590

NET CHANGE IN CASH AND CASH EQUIVALENTS	28,897	31,497
CASH AND CASH EQUIVALENTS, BEGINNING	35,902	28,935

CASH AND CASH EQUIVALENTS, ENDING	$64,799	$60,432

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$4,450	$4,830
Income taxes paid	—	939
Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	69	192
Transfers from loans to foreclosed real estate	1,805	1,972
Common stock receivable	(242)	—

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2011. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. There were 431,274 and 414,644 anti-dilutive options for the three month period ending June 30, 2011 and 2010 and 428,878 and 424,336 anti-dilutive options for the six month period ending June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average shares used for basic net income per share	6,913,636	6,846,437	6,913,636	6,842,218
Effect of dilutive stock options	—	15,658	—	8,837

Weighted average shares used for diluted net income per share	6,913,636	6,862,095	6,913,636	6,851,055

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE C – COMPREHENSIVE INCOME

A summary of comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(Amounts in thousands)
Net income (loss)	$(861)	$1,075	$(740)	$1,531
Other comprehensive income:
Unrealized gain on investment securities - available for sale	268	262	130	326
Reclassification adjustment for losses included in net income	(2)	(10)	(26)	(14)
Tax effect	(91)	(97)	(35)	(120)

Total	175	155	69	192
Total comprehensive income (loss)	$(686)	$1,230	$(671)	$1,723

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In April, 2011, the Financial Accounting Standards Board (“FASB”) issued A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring Accounting Standards Update (“ASU”) No. 2011-02. In an effort to increase comparability, ASU 2011-02 seeks to clarify when a creditor has granted a concession in a modification and whether a borrower is experiencing financial difficulty. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The provisions of ASU 2011-02 are not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.

ASU No. 2011-03, Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a significant impact on the Company’s financial statements.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

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

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (dollars in thousands):

Investment securities available for sale June 30, 2011	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$38,273	$—	$38,273	$—
Mortgage-backed securities - Government Sponsored Enterprises (“GSE’s”)	32,425	—	32,425	—
Municipal bonds	6,115	—	6,115	—

Total	$76,813	$—	$76,813	$—

Investment securities available for sale December 31, 2010	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$47,087	$—	$47,087	$—
Mortgage-backed securities - GSE’s	35,512	—	35,512	—
Municipal bonds	7,300	—	7,300	—

Total	$89,899	$—	$89,899	$—

The following is a description of valuation methodologies used for assets recorded at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. At June 30, 2011 and December 31, 2010 assets classified as foreclosed real estate totaled $3.4 million and $3.7 million, respectively.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010 (dollars in thousands):

Asset Category June 30, 2011	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,447	$—	$—	$10,447
Foreclosed real estate	3,380	—	—	3,380

Total	$13,827	$—	$—	$13,827

Asset Category December 31, 2010	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$9,393	$—	$—	$9,393
Foreclosed real estate	3,655	—	—	3,655

Total	$13,048	$—	$—	$13,048

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F – INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	June 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
Securities available for sale:
U.S. government agencies
Within 1 year	$19,152	$110	$—	$19,262
After 1 year but within 5 years	18,666	354	8	19,012
U.S. agency sponsored mortgage-backed
Securities
Within 1 year	1,886	34	1	1,919
After 1 year but within 5 years	22,643	1,219	—	23,862
After 5 years but within 10 years	6,629	44	30	6,643
Municipal bonds
After 1 year but within 5 years	1,373	67	—	1,440
After 5 years but within 10 years	2,695	201	—	2,896
After 10 years	1,747	32	—	1,779

	$74,791	$2,061	$39	$76,813

As of June 30, 2011, accumulated other comprehensive income, net of deferred income taxes, included unrealized net gains of $2.0 million, net of deferred income taxes of $800,000.

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
Securities available for sale:
U.S. government agencies
Within 1 year	$23,783	$174	$11	$23,946
After 1 year but within 5 years	22,723	418	—	23,141
U.S. agency sponsored mortgage-backed
Securities
Within 1 year	2,538	118	75	2,581
After 1 year but within 5 years	27,614	1,131	—	28,745
After 5 years but within 10 years	4,150	36	—	4,186
Municipal bonds
Within 1 year	200	3	—	203
After 1 year but within 5 years	1,543	41	—	1,584
After 5 years but within 10 years	3,608	152	—	3,760
After 10 years	1,822	—	69	1,753

	$87,981	$2,073	$155	$89,899

As of December 31, 2010, accumulated other comprehensive income, net of deferred income taxes, included unrealized net gains of $1.9 million, net of deferred income taxes of $800,000.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F – INVESTMENT SECURITIES (continued)

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010.

	June 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
			(In thousands)
Securities available for sale:
U.S. government agencies	$2,027	$8	$—	$—	$2,027	$8
Mortgage-backed securities GSE’s	3,056	31	—	—	3,056	31

Total temporarily impaired securities	$5,083	$39	$—	$—	$5,083	$39

At June 30, 2011, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. One U.S. government agency and four GSE bonds had unrealized losses for less than twelve months totaling $39,000 at June 30, 2011. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities.

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS

Following is a summary of loans at June 30, 2011 and December 31, 2010:

	2011		2010
	Amount	Percent of total	Amount	Percent of total
	(In thousands)
Real estate loans:
1 to 4 family residential	$59,504	12.98%	$60,385	12.83%
Commercial Real Estate	204,412	44.59%	193,502	41.13%
Multi-family Residential	28,168	6.14%	30,088	6.40%
Construction	77,211	16.84%	84,550	17.97%
Home equity lines of credit	40,532	8.84%	39,938	8.49%

Total real estate loans	409,827	89.39%	408,463	86.82%

Other loans:
Commercial and Industrial	40,646	8.86%	49,437	10.51%
Loans to Individuals	8,311	1.81%	12,860	2.73%
Overdrafts	98	.02%	107	0.02%

Total other loans	49,055	10.69%	62,404	13.26%

Gross loans	458,882		470,867
Less deferred loan origination fees, net	(359)	(0.08)%	(383)	(.08)%

Total loans	458,523	100.00%	470,484	100.00%

Allowance for loan losses	(10,378)		(10,015)

Total loans, net	$448,145		$460,469

Loans are primarily made in southeastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and can be affected by the local economic conditions.

At June 30, 2011, the Company had pre-approved but unused lines of credit totaling $66.7 million. In management’s opinion, these commitments, and undisbursed proceeds on construction loans in process represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS (continued)

Non-Accrual and Past Due Loans

The tables below detail non-accrual loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010:

June 30, 2011
(In thousands)
1 to 4 Family Residential	$3,078
Commercial Real Estate	8,472
Multi-family Residential	—
Construction	1,815
Home Equity Lines of Credit (“HELOC”)	442
Commercial and Industrial	93
Loans to Individuals & Overdrafts	182

Total	$14,082

December 31, 2010
(In thousands)
1 to 4 Family Residential	$3,122
Commercial Real Estate	5,789
Multi-family Residential	—
Construction	938
Home Equity Lines of Credit (“HELOC”)	98
Commercial and Industrial	435
Loans to Individuals & Overdrafts	180

Total	$10,562

The average balance of non-accrual loans was $12.3 million and $14.5 million for the periods ended June 30, 2011 and December 31, 2010, respectively.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011
	30-89 Days Past Due	Non- Accrual Loans	Total Past Due	Current	Total Loans
			(In thousands)
Commercial and Industrial	$50	$93	$143	$40,503	$40,646
Construction	470	1,815	2,285	74,926	77,211
Multi-family Residential	—	—	—	28,168	28,168
Commercial Real Estate	1,357	8,472	9,829	194,583	204,412
Loans to Individuals & Overdrafts	11	182	193	8,216	8,409
1 to 4 Family Residential and HELOCs	320	3,520	3,840	96,196	100,036
Deferred loan (fees) cost, net	—	—	—	(359)	(359)

	$2,208	$14,082	$16,290	$442,233	$458,523

	December 31, 2010
	30-89 Days Past Due	Non- Accrual Loans	Total Past Due	Current	Total Loans
			(In thousands)
Commercial and Industrial	$1,227	$435	$1,662	$47,775	$49,437
Construction	103	938	1,041	83,509	84,550
Multi-family Residential	—	—	—	30,088	30,088
Commercial Real Estate	46	5,789	5,835	187,667	193,502
Loans to Individuals & Overdrafts	135	180	315	12,652	12,967
1 to 4 family residential and HELOCs	633	3,220	3,853	96,470	100,323
Deferred loan (fees) cost, net	—	—	—	(383)	(383)

	$2,144	$10,562	$12,706	$457,778	$470,484

There were no loans that were 90 days past due and still accruing at June 30, 2011 or December 31, 2010.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of June 30, 2011 and December 31, 2010:

June 30, 2011

				Quarter To Date		Year To Date
	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized on Impaired Loans
				(In thousands)
With no related allowance recorded:
Commercial and Industrial	$269	$403	$—	$320	$6	$213	$6
Construction	1,892	2,682	—	1,190	49	981	49
Commercial Real Estate	9,732	10,890	—	7,115	73	5,929	93
Loans to Individuals & Overdrafts	150	214	—	171	—	165	—
Multi-family Residential	—	—	—	1,061	—	707	—
1 to 4 Family Residential and HELOCs	1,757	2,726	—	1,566	19	1,527	19

Subtotal:	13,800	16,915	—	11,423	147	9,522	167

With an allowance recorded:
Commercial and Industrial	269	339	191	457	4	437	9
Construction	437	600	106	962	—	862	2
Commercial Real Estate	3,915	4,558	761	3,868	—	4,360	57
Loans to individuals & overdrafts	63	63	46	171	—	136	1
Multi-family Residential	—	—	—	—	—	—	—
1 to 4 Family Residential and HELOCs	2,093	2,117	969	2,461	—	3,082	—

Subtotal:	6,777	7,677	2,073	7,919	4	8,877	69

Totals:
Commercial	16,514	19,472	1,058	13,912	132	12,782	216
Consumer	213	277	46	342	—	301	1
Residential	3,850	4,843	969	5,088	19	5,316	19

Grand Total:	$20,577	$24,592	$2,073	$19,342	$151	$18,399	$236

Impaired loans at June 30, 2011 were approximately $20.6 million and were comprised of $14.1 million in non-accrual loans and $6.5 million in loans still in accruing status. Approximately, $6.8 million of the $20.6 million in impaired loans at June 30, 2011 had specific allowances provided while the remaining $13.8 million had no allowances recorded. Of the $13.8 million with no allowance recorded, $5.7 million of those loans had previous chargeoffs.

Loans are placed on non-accrual basis when it has been determined that all contractual principal and interest will not be received. Any payments received on these loans are applied to principal first and then to interest only after all principal has been collected. In the case of an impaired loan that is still on accrual basis, payments are applied to both principal and interest with all accrued interest being included in the provision for loan losses.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS (continued)

December 31, 2010

				Year To Date
	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized on Impaired Loans
			(In thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$88	$—	$297	$—
Construction	562	570	—	1,143	11
Commercial Real Estate	3,557	4,830	—	3,375	149
Loans to Individuals & Overdrafts	152	204	—	113	—
1 to 4 Family Residential and HELOCs	1,449	2,062	—	1,519	—

Subtotal:	5,720	7,754	—	6,447	160

With an allowance recorded:
Commercial and Industrial	396	429	132	567	—
Construction	662	1,048	159	529	—
Commercial Real Estate	5,346	5,746	1,317	4,068	32
Loans to Individuals & Overdrafts	67	67	13	96	—
1 to 4 Family Residential and HELOCs	4,324	4,779	1,697	3,056	12

Subtotal:	10,795	12,069	3,318	8,316	44

Totals:
Commercial	10,523	12,711	1,608	9,979	192
Consumer	219	271	13	209	—
Residential	5,773	6,841	1,697	4,575	12

Grand Total:	$16,515	$19,823	$3,318	$14,763	$204

Impaired loans at December 31, 2010 were approximately $16.5 million and were comprised of $16.0 million in non-accrual loans and $0.5 million in loans still in accruing status. Approximately, $10.8 million of the $16.5 million in impaired loans at December 31, 2010 had specific allowances provided while the remaining $5.7 million had no allowances recorded.

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of June 30, 2011 and December 31, 2010, respectively:

June 30, 2011
Commercial Credit Exposure by Internally Assigned Grade	Commercial and Industrial	Construction	Commercial Real Estate	Multi-family Residential
(In thousands)
Superior	$990	$63	$—	$—
Very good	166	8	439	—
Good	5,717	2,579	19,779	2,094
Acceptable	11,028	11,540	70,140	13,277
Acceptable with care	18,947	56,847	62,749	11,262
Special mention	3,112	2,556	30,414	—
Substandard	686	3,618	20,527	1,535
Doubtful	—	—	364	—
Loss	—	—	—	—

	$40,646	$77,211	$204,412	$28,168

Consumer Credit Exposure by Internally Assigned Grade	1 to 4 Family Residential and HELOCs
Pass	$85,270
Special mention	6,277
Substandard	8,489

	$100,036

Consumer Credit Exposure based On Payment Activity	Loans to Individuals & Overdrafts
Performing	$8,100
Non performing	309

	$8,409

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS (continued)

December 31, 2010
Commercial Credit Exposure by Internally Assigned Grade	Commercial and Industrial	Construction	Commercial Real Estate	Multi-family Residential
(In thousands)
Superior	$1,298	$67	$—	$—
Very good	177	130	1,605	—
Good	7,744	5,159	20,444	2,959
Acceptable	17,707	15,467	67,322	13,432
Acceptable with care	18,232	58,056	71,854	9,750
Special mention	2,505	1,506	20,139	2,377
Substandard	1,765	4,165	11,756	1,570
Doubtful	9	—	382	—
Loss	—	—	—	—

	$49,437	$84,550	$193,502	$30,088

Consumer Credit Exposure by Internally Assigned Grade	1 to 4 Family Residential and HELOCs
Pass	$86,262
Special mention	6,389
Substandard	7,672

	$100,323

Consumer Credit Exposure based On Payment Activity	Loans to Individuals & Overdrafts
Performing	$12,581
Non performing	386

	$12,967

Nonperforming assets at June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Non-accrual loans	$14,082	$10,562
Restructured loans	2,225	1,688

Total non-performing loans	16,307	12,250
Foreclosed real estate	3,380	3,655

Total non-performing assets	$19,687	$15,905

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

Individual reserves are calculated according to ASC Section 310-10-35 against loans evaluated individually and deemed to most likely be impaired. All loans in non-accrual status and all substandard loans that are deemed to be collateral dependent are assessed for impairment.

Loans are deemed uncollectible at the discretion of the Chief Credit Officer, based on a variety of credit, collateral, documentation and other issues. In the case of uncollectible receivables, the collateral is considered unsecured and therefore fully charged off.

The following table presents a roll forward of the Company’s allowance for loan losses by loan category for the three and six month periods ended June 30, 2011 and the twelve month period ended December 31, 2010, respectively:

Three months ended June 30, 2011 Allowance for loan losses	Commercial and Industrial	Construction	Commercial Real Estate	1-4 Family Residential & HELOCs	Loans to Individuals & Overdrafts	Multi-family Residential	Total
	(In thousands)
Balance, beginning of period 03/31/2011	$1,081	$1,271	$3,609	$3,591	$383	$183	$10,118
Provision for loan losses	203	570	1,864	146	(232)	(9)	2,542
Other	—	—	(53)	—	—	—	(53)
Loans charged-off	(3,880)	(669)	(926)	(479)	(65)	—	(6,019)
Recoveries	3,648	—	8	84	50	—	3,790

Balance, end of period 6/30/2011	$1,052	$1,172	$4,502	$3,342	$136	$174	$10,378

Ending Balance: individually evaluated for impairment	$191	$106	$761	$969	$46	$—	$2,073

Ending Balance: collectively evaluated for impairment	$861	$1,066	$3,741	$2,373	$90	$174	$8,305

Loans:
Ending Balance	$40,646	$77,211	$204,412	$100,036	$8,409	$28,168	$458,882

Ending Balance: individually evaluated for impairment	$538	$2,329	$13,647	$3,850	$213	$—	$20,577

Ending Balance: collectively evaluated for impairment	$40,108	$74,882	$190,765	$96,186	$8,196	$28,168	$438,305

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS (continued)

Six months ended June 30, 2011 Allowance for loan losses	Commercial and Industrial	Construction	Commercial Real Estate	1 to 4 Family Residential & HELOCs	Loans to Individuals & Overdrafts	Multi-family Residential	Total
	(In thousands)
Balance, beginning of period 01/01/2011	$1,052	$349	$3,111	$3,333	$1,530	$640	$10,015
Provision for loan losses	160	1,714	3,133	527	(1,362)	(466)	3,706
Other	—	—	(53)	—	—	—	(53)
Loans charged-off	(3,880)	(891)	(1,699)	(734)	(87)	—	(7,291)
Recoveries	3,720	—	10	216	55	—	4,001

Balance, end of period 6/30/2011	$1,052	$1,172	$4,502	$3,342	$136	$174	$10,378

Ending Balance: individually evaluated for impairment	$191	$106	$761	$969	$46	$—	$2,073

Ending Balance: collectively evaluated for impairment	$861	$1,066	$3,741	$2,373	$90	$174	$8,305

Loans:
Ending Balance	$40,646	$77,211	$204,412	$100,036	$8,409	$28,168	$458,882

Ending Balance: individually evaluated for impairment	$538	$2,329	$13,647	$3,850	$213	$—	$20,577

Ending Balance: collectively evaluated for impairment	$40,108	$74,882	$190,765	$96,186	$8,196	$28,168	$438,305

Twelve months ended December 31, 2010 Allowance for loan losses	Commercial and Industrial	Construction	Commercial Real Estate	1 to 4 Family Residential & HELOCs	Loans to Individuals & Overdrafts	Multi-family Residential	Total
	(In thousands)
Balance, beginning of period 01/01/2009	$1,699	$629	$4,281	$3,043	$507	$200	$10,359
Provision for loan losses	10,199	47	(1,170)	2,981	1,349	2,228	15,634
Other	—	—	—	—	—	—	—
Loans charged-off	(11,967)	(464)	—	(2,750)	(421)	(2,811)	(18,413)
Recoveries	1,121	137	—	59	95	1,023	2,435

Balance, end of period 12/31/2010	$1,052	$349	$3,111	$3,333	$1,530	$640	$10,015

Ending Balance: individually evaluated for impairment	$132	$159	$1,317	$1,697	$13	$—	$3,318

Ending Balance: collectively evaluated for impairment	$920	$190	$1,794	$1,636	$1,517	$640	$6,697

Loans:
Ending Balance	$49,437	$84,550	$193,502	$100,323	$12,967	$30,088	$470,867

Ending Balance: individually evaluated for impairment	$396	$1,224	$8,903	$5,773	$219	$—	$16,515

Ending Balance: collectively evaluated for impairment	$49,041	$83,326	$184,599	$94,550	$12,748	$30,088	$454,352

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$8,349	$8,349	$7,071	$7,071
Interest-earning deposits in other banks	36,921	36,921	21,648	21,648
Federal funds sold	19,529	19,529	7,183	7,183
Investment securities available for sale	76,813	76,813	89,899	89,899
Loans, net	448,145	464,998	460,469	458,167
Accrued interest receivable	2,352	2,352	2,488	2,488
Stock in the Federal Home Loan Bank	1,365	1,365	1,448	1,448
Other non marketable securities	1,082	1,082	1,082	1,082
Bank owned life insurance	7,854	7,854	7,727	7,727
Financial liabilities:
Deposits	$538,812	$545,222	$534,599	$541,394
Short term debt	23,746	23,746	23,666	23,666
Long term debt	14,372	10,453	16,372	12,453
Accrued interest payable	378	378	395	395

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

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, the values likely do not represent exit prices due to distressed market conditions. Therefore, incremental market risks and liquidity discounts were subtracted to reflect illiquid and distressed conditions at June 30, 2011 and December 31, 2010. No liquidity discount is applied at June 30, 2011 due to lack of comparable metrics. The liquidity discount for December 31, 2010 was 0.5% based on local economic conditions impacting employment, volatile energy costs, and extended periods of time to sell or liquidate assets.

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE I – RESOLUTION OF PARTICIPATION INTERESTS

During the quarter, the Company received insurance proceeds totaling $3,005,000 as a result of their claim related to losses incurred from a previously disclosed borrower fraud. Given that the Company’s loans related to this borrower fraud had been previously charged off against the allowance for loan losses, the receipt of these insurance proceeds, together with an additional $599,000 in third party insurance proceeds receivable were treated as a loan recovery.

In connection with the previously disclosed borrower fraud, the Company agreed to pay $3,700,000 to another financial institution which held a significant participation interest in loans related to the alleged borrower fraud. The Company also received from the participating institution certain rights to claims against the borrower, an interest in the participated loan balance, and 52,269 shares of Company common stock that was previously held as collateral against personal loans between the participating institution and the fraudulent borrower. Upon payment to the participating institution, the Company recorded a $3,700,000 charge-off of the participating interest that they obtained.

Also, in connection with the resolution of this downstream loan participation transaction that was related to the previously disclosed alleged borrower fraud, the Bank recorded a loss of approximately $96,500 at June 30, 2011, along with additional expenses of $144,839 relating to professional fees incurred in connection with the matter. In addition, the shares of the previously mentioned common stock receivable had a market value of approximately $242,005 as of June 30, 2011, and as a result, the resolution of this matter had no material impact on earnings for the fiscal quarter ended June 30, 2011.

For purposes of the Company’s financial statements as of and for the period ended June 30, 2011, these shares of the Company’s common stock have been deducted from Shareholders’ Equity as reflected in the Company’s Consolidated Balance Sheet and Statement of Changes in Shareholders’ Equity. In accordance with the requirements of Section 53-64 of the North Carolina General Statutes, the Bank intends to liquidate these securities within six months. Until such time as the shares are liquidated, they will be marked to market.

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

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small-to medium-sized businesses located in Harnett, Hoke, Cumberland, Johnston, Pitt, Robeson, Sampson, and Wayne counties in North Carolina. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking accounts, savings accounts and certificates of deposit. Deposit services are not offered in Pitt County. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

Comparison of Financial Condition at

June 30, 2011 and December 31, 2010

During the first six months of 2011, total assets grew by $2.2 million to $629.1 million as of June 30, 2011. Earning assets at June 30, 2011 totaled $583.8 million and consisted of $448.1 million in net loans, $76.8 million in investment securities, $56.5 million in overnight investments and interest-bearing deposits in other banks and $2.5 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the second quarter of 2011 were $538.8 million and $49.0 million, respectively.

Since the end of 2010, gross loans have decreased by $12.0 million to $458.5 million as of June 30, 2011 due to continued soft loan demand and efforts to reduce concentration levels in construction and commercial real estate loans. Gross loans consisted of $40.6 million in commercial and industrial loans, $204.4 million in commercial real estate loans, $28.2 million in multi-family residential loans, $8.4 million in consumer loans, $100.0 million in residential real estate, and $77.2 million in construction loans. The deferred loan fees and costs on these loans was ($359,000).

At June 30, 2011, the Company held $19.5 million in federal funds sold, an increase of $12.3 million from December 31, 2010. Interest-earning deposits in other banks were $36.9 million at June 30, 2011, a $15.3 million increase from December 31, 2010. The Company’s investment securities at June 30, 2011 were $76.8 million, a decrease of $13.1 million from December 31, 2010. The investment portfolio as of June 30, 2011 consisted of $37.8 million in government agency debt securities, $31.2 million in mortgage-backed securities and $5.8 million in municipal securities. The unrealized gain on these securities was $2.0 million.

At June 30, 2011, the Company also held an investment of $1.4 million in the form of Federal Home Loan Bank stock and $1.1 million in other non marketable securities, each of which was approximately the same at December 31, 2010. The FHLB redeemed $83,000 in stock in 2011.

At June 30, 2011, non-earning assets were $45.3 million, which reflects an increase of $0.1 million from the $45.2 million as of December 31, 2010. Non-earning assets as of June 30, 2011 included $8.3 million in cash and due from banks, bank premises and equipment of $12.7 million, core deposit intangible of $622,000, accrued interest receivable of $2.3 million, foreclosed real estate of $3.4 million, and other assets which consisted of $7.9 million in bank owned life insurance (“BOLI”), $4.8 million in deferred tax assets, $1.6 million in taxes receivable, $2.2 million in prepaid expenses, and $1.5 million in all other assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets.

Total deposits at June 30, 2011 were $538.8 million and consisted of $76.0 million in non-interest-bearing demand deposits, $96.1 million in money market and NOW accounts, $24.7 million in savings accounts, and $342.0 million in time deposits. Total deposits increased by $4.2 million from $534.6 million as of December 31, 2010. The Bank had $4.0 million in brokered demand deposits and no brokered time deposits as of June 30, 2011.

As of June 30, 2011, the Company had $23.7 million in short-term debt and $14.4 million in long-term debt. Short-term debt consisted of $19.7 million of repurchase agreements with local customers and $4.0 million of FHLB advances. Long-term debt consisted of $12.4 million of junior subordinated debentures that were issued in September 2004 and $2.0 million in FHLB advances.

Total shareholders’ equity at June 30, 2011 was $49.0 million, a decrease of $0.7 million from $49.7 million as of December 31, 2010. Other comprehensive income relating to available for sale securities increased $69,000 for the six months ended June 30, 2011. Other changes in shareholders’ equity included increases of $185,000 in stock-based compensation, and a net loss of $740,000 for the six months ending June 30, 2011, and the addition of $242,000 in common stock receivable.

Past Due Loans, Nonperforming Assets, and Asset Quality

At June 30, 2011, the Company had $2.2 million in loans that were 30-89 days past due. This represented 0.48% of gross loans outstanding on that date. This is a slight increase from December 31, 2010 when there were $2.1 million in loans that were 30-89 days past due, or 0.46% of gross loans outstanding. The increase in past dues is due primarily to the continued weak economic conditions. Non-accrual loans increased $3.5 million during the first six months of 2011 to $14.1 million as of June 30, 2011.

The percentage of non-performing loans (non-accrual loans and restructured loans) to total loans increased 96 basis points from 2.60% at December 31, 2010 to 3.56% at June 30, 2011. The Company had three loans totaling $2.2 million that were considered troubled debt restructured loans that were not included in nonaccrual loans at June 30, 2011.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	For Periods Ended
	June 30, 2011	December 31, 2010
	(In thousands)
Non-accrual loans	$14,082	$10,562
Restructured loans	2,225	1,688

Total non-performing loans	16,307	12,250

Foreclosed real estate	3,380	3,655
Repossessed assets	—	—

Total non-performing assets	$19,687	$15,905

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	$10,378	$10,015
Non-performing loans to period end loans	3.56%	2.60%
Non-performing loans and accruing loans past due 90 days or more to period end loans	3.56%	2.60%
Allowance for loans losses to period end loans	2.26%	2.13%
Allowance for loan losses to non-performing loans	63.64%	81.76%
Allowance for loan losses to non-performing assets	52.71%	62.97%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	52.71%	62.97%
Non-performing assets to total assets	3.13%	2.54%
Non-performing assets and accruing loans past due 90 days or more to total assets	3.13%	2.54%

The total non-performing assets (non-accrual loans, restructured loans, and foreclosed real estate), at June 30, 2011 and December 31, 2010 were $19.7 million and $15.9 million. The allowance for loan losses at June 30, 2011 represented 52.71% of non-performing assets compared to 62.97% at December 31, 2010.

Total impaired loans at June 30, 2011 were $20.6 million, this includes $14.1 million in loans that were classified as impaired because they were in non-accrual and $6.5 million in loans that were determined to be impaired for other reasons. Of these loans, $6.8 million required a specific reserve of $2.1 million at June 30, 2011. Total impaired loans at December 31, 2010 were $16.5 million. This includes $10.6 million in loans that were considered to be impaired due to being in non-accrual status and $5.9 million in loans that were deemed to be impaired for other reasons. Of these loans, $10.8 required a specific reserve of $3.3 million at December 31, 2010.

The allowance for loan losses was $10.4 million at June 30, 2011 or 2.26% of gross loans outstanding. This is an increase of 13 basis points from the 2.13% of gross loans at December 31, 2010. The allowance for loan losses at June 30, 2011 represented 50.43% of impaired loans compared to 60.64% at December 31, 2010. This increase in the allowance for the six months of 2011 resulted from provisions for loan losses of $3.7 million, partially offset by net charge-offs of $3.3 million. It is management’s assessment that the allowance for loan losses as of June 30, 2011 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be made that further adjustments to the allowance for loan losses may not be deemed necessary.

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

The Company had $11.9 million at June 30, 2011 and $6.9 million at December 31, 2010 in non 1-4 family residential loans that exceeded the regulatory LTV limits and $15.6 million at June 30, 2011 and $12.7 million at December 31, 2010 of 1-4 family residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 46.8% and 30.7% of total risk based capital as of June 30, 2011 and December 31, 2010, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market continues to weaken in terms of both market activity and collateral valuations.

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

The tables below set forth, for the periods indicated, information about the Company’s business sector concentrations.

	At June 30, 2011 (In thousands)	% of Risk Based Capital
1 to 4 Family Rental	$24,061	41%
Office Building	$27,742	47%
Real Estate Construction Speculative and Presold	$24,544	42%
Real Estate Multifamily Residential	$23,740	40%

At June 30, 2011 the Company had four product type groups which exceeded this guideline; 1-4 Family Rental, Office Buildings, Real Estate Construction Speculative and Presold and Real Estate Multifamily Residential. The 1-4 Family Rental group represented 41% of Risk-Based Capital or $24.1 million, Office Buildings were 47% of Risk-Based Capital or $27.8 million, Real Estate Construction Speculative and Presold were 42% of Risk-Based Capital or $24.5 million and Real Estate Multifamily Residential were 40% of Risk-Based Capital or $23.7 million. All other commercial real estate groups were under the 40% threshold.

	At December 31, 2010 (In thousands)	% of Risk Based Capital
1 to 4 Family Rental	$26,992	42%
Office Building	$30,265	47%
Real Estate Construction Speculative and Presold	$24,546	38%
Real Estate Multifamily Residential	$23,814	37%

At December 31, 2010 the Company had two product type groups which exceeded this guideline; 1-4 Family Rental and Office Buildings. The 1-4 Family Rental group represented 42% of Risk-Based Capital or $27.0 million and Office Buildings were 47% of Risk-Based Capital or $30.3 million. All other commercial real estate groups were under the 40% threshold.

The Company’s concentration in the 1–4 Family Rental group decreased from 42% of Risk- Based Capital at December 31, 2010 to 41% of Risk-Based Capital at June 30, 2011.

The Company’s concentration in the Office Building group remained approximately the same at 47% of Risk-Based Capital at June 30, 2011 compared to December 31, 2010.

The Company’s concentration in the Real Estate Construction Speculative and Presold group increased from 38% of Risk- Based Capital at December 31, 2010 to 42% of Risk-Based Capital at June 30, 2011.

The Company’s concentration in the Real Estate Multifamily Residential group increased from 37% of Risk- Based Capital at December 31, 2010 to 40% of Risk-Based Capital at June 30, 2011.

Acquisition, Development, and Construction Loans (“ADC”)

The table below sets forth construction loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties.

ADC Loans

As of June 30, 2011

(Dollars in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$52,721	$24,490	$77,211
Average Loan Size	$168	$299	$—
Percentage of total loans	11.50%	5.34%	16.84%
Nonaccrual loans	$723	$1,092	$1,815

At June 30, 2011 the ADC portfolio consisted of $52.7 million in construction loans and $24.5 million in land and land development loans. The average loan size is less than $0.2 million for construction loans and $0.3 million for land and land development loans. Total ADC loans represent 16.84% or $77.2 million of the total loan portfolio. Nonaccrual loans in the ADC category total $1.8 million or 2.4% of

ADC loans. Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

ADC Loans

As of December 31, 2010

(Dollars in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$60,043	$24,507	$84,550
Average Loan Size	$170	$345	$—
Percentage of total loans	12.76%	5.21%	17.97%
Nonaccrual loans	$510	$428	$938

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

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at June 30, 2011.

	ADC Loans	Percent	HELOC	Percent
	(In thousands)
Harnett County	$7,513	10%	$8,036	20%
Cumberland County	22,847	29%	5,978	15%
All other locations	46,851	61%	26,518	65%

Total	$77,211	100.0%	$40,532	100.0%

Below is a table showing geographic concentrations for ADC and HELOC loans at December 31, 2010.

	ADC Loans	Percent	HELOC	Percent
	(In thousands)
Harnett County	$6,029	7.1%	$7,572	19.0%
Cumberland County	26,113	30.9%	5,142	12.9%
All other locations	52,408	62.0%	27,224	68.1%

Total	$84,550	100.0%	$39,938	100.0%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At June 30, 2011, the Company had $140.3 million in loans that had terms permitting interest only payments. This represented 30.6% of the total loan portfolio. At December 31, 2010, the Company had $107.4 million in loans that had terms permitting interest only payments. This represented 22.8% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio require interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $51.8 million or 11.3% of total loans at June 30, 2011 compared to $52.1 million or 11.1% of total loans at December 31, 2010. The Company’s ten largest customer relationships totaled $69.0 million or 15.0% of total loans at June 30, 2011 compared to $72.1 million or 15.3% of total loans at December 31, 2010. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended June 30, 2011 and 2010

General. During the second quarter of 2011, the Company had net a net loss of $861,000 as compared with net income of $1.1 million for the same quarter in 2010. Net loss per share for the second quarter of 2011 was $0.13 per share, basic and diluted, compared with net income per share of $0.16 per share, basic and diluted, for the second quarter of 2010. Second quarter 2011 results were impacted by a higher net loss and write downs of foreclosed real estate of $700,000, compared to $26,000 for the same period in 2010 and a higher provision for loan losses of $2.5 million for the second quarter 2011 compared to $639,000 for the same period in 2010. The Company also experienced a decrease in net interest margin of 13 basis points to 3.89% for the period ending June 30, 2011 as compared to the same period in 2010.

Net Interest Income. Net interest income decreased by $0.5 million to $5.6 million for the second quarter of 2011. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets, partially offset by growth in those assets. Average total interest-earning assets were $582.2 million in the second quarter of 2011 compared with $607.8 million during the same period in 2010 and the yield on those assets decreased 23 basis points from 5.63% to 5.40%. Total interest income reversed on loans transferred to non-accrual status for the three months ended June 30, 2011 and 2010 was $58,000 and $51,000, respectively, or 1 basis point on average interest-earning assets for both periods mentioned.

The Company’s average interest-bearing liabilities decreased by $13.3 million to $501.3 million for the quarter ended June 30, 2011 from $514.6 million for the same period one year earlier and the cost of those funds decreased from 1.90% to 1.75% or 15 basis points. During the second quarter of 2011, the Company’s net interest margin was 3.89% and net interest spread was 3.65%. For the quarter ended June 30, 2010, net interest margin was 4.02% and net interest spread was 3.73%

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $2.5 million provision for loan losses in the second quarter of 2011, representing an increase of $1.9 million from the $0.6 million provision made in the same period of 2010. The second quarter 2011 provision for loan losses was impacted by the downgrading of loans, resulting from both internal and external loan reviews and an increase in the level of non-performing loans resulting in changes in the specific reserves provided on these loans.

Non-Interest Income. Non-interest income for the quarter ended June 30, 2011 was $892,000, an increase of $222,000 from the second quarter of 2010. Service charges on deposit accounts decreased $62,000 to $376,000 for the quarter ended June 30, 2011 as compared to $438,000 for the same period for 2010. Mortgage fee income increased $7,000 to $61,000 for the quarter ended June 30, 2011 as compared to the same period in 2010. Other non-deposit fees and income increased $277,000 to $455,000 for the quarter ended June 30, 2011 as compared to the same period in 2010 primarily as a result of $242,000 in common stock receivable as consideration in the resolution of a loan participation interest pertaining to the alleged borrower fraud.

Non-Interest Expenses. Non-interest expenses increased by $842,000 to $5.3 million for the quarter ended June 30, 2011, from $4.5 million for the same period in 2010. The following are highlights of the significant differences in non-interest expenses during the second quarter of 2010 versus the second quarter of 2011:

•	Personnel expenses were approximately the same at $2.3 million for the both quarters ended June 30, 2011 and 2010.

•	FDIC insurance expense was $235,000 for the quarter ended June 30, 2011 compared to $233,000 for the same quarter in 2010.

•

Professional fees increased $103,000 to $503,000 for the quarter ended June 30, 2011 compared to $400,000 for the quarter ended June 30, 2010, primarily as a result of increased legal expenses relating to the resolution of problem loans and liquidation of foreclosed real estate.

•

Information systems expenses increased by $86,000 to $441,000 for the quarter ending June 30, 2011 compared to the same period in 2010 primarily as a result of the costs pertaining to software application exit and de-conversion fees.

•

Net loss on sale and write downs of foreclosed real estate increased by $674,000 to $700,000 for the quarter ending June 30, 2011 compared to the same period for 2010, primarily as a result of obtaining current market appraisals and accelerated liquidation of foreclosed real estate.

Provision for Income Taxes. The Company’s effective tax rate was (37.8%) for the quarter ended June 30, 2011 as a result of permanent tax differences that were in excess of taxable income and 33.8% for the quarter ended June 30, 2010.

In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends and projected earnings, and asset quality, etc. As of June 30, 2011 and December 31 2010, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Comparison of Results of Operations for the

Six months ended June 30, 2011 and 2010

General. During the first six months of 2011, the Company had a net loss of $740,000 as compared with net income of $1.5 million for the same period in 2010. Net loss per share for the first two quarters of 2011 was $0.11 per share, basic and diluted, compared with net income per share of $0.22 per share, basic and diluted, for the same periods in 2010. Six month 2011 results were impacted by a higher net loss and write downs of foreclosed real estate of $903,000, compared to $26,000 for the same period in 2010 and a higher provision for loan losses of $3.7 million for the two quarters ended June 30, 2011 compared to $1.9 million for the same period in 2010. The Company also experienced a decrease in net interest margin of 12 basis points to 3.94% for the six month period ending June 30, 2011 compared to the same period in 2010.

Net Interest Income. Net interest income decreased by $0.7 million to $11.3 million for the six month period ended June 30, 2011. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets and a decrease in those assets. Average total interest-earning assets were $582.5 million in the first six months of 2011 compared with $595.5 million during the same period in 2010 and the yield on those assets decreased 24 basis points from 5.71% to 5.47%. Total interest income reversed on loans transferred to non-accrual status for the six months ended June 30, 2011 and 2010 was $130,000 and $183,000, respectively, or 5 and 6 basis points on average interest-earning assets for the respective periods mentioned.

The Company’s average interest-bearing liabilities decreased by $3.2 million to $502.7 million for the two quarters ended June 30, 2011 from $505.9 million for the same period one year earlier and the cost of those funds decreased from 1.94% to 1.78% or 16 basis points. During the first six months of 2011, the Company’s net interest margin was 3.94% and net interest spread was 3.70%. For the same quarters in 2010, net interest margin was 4.06% and net interest spread was 3.76%

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $3.7 million provision for loan losses in the two quarters of 2011, representing an increase of $1.8 million from the $1.9 million provision made in the same period of 2010. The provision for loan losses during the six months ended June 30, 2011 was impacted by the downgrading of loans, resulting from both internal and external loan reviews and an increase in the level of non-performing loans resulting in changes in the specific reserves provided on these loans.

Non-Interest Income. Non-interest income for the six months ended June 30, 2011 was $1.5 million, an increase of $191,000 from the same period in 2010. Service charges on deposit accounts decreased $119,000 to $758,000 for the two quarters ended June 30, 2011 compared to $877,000 for the same period for 2010. Mortgage fee income increased $6,000 to $87,000 for the two quarters ended June 30, 2011 as compared to the same period in 2010. Other non-deposit fees and income increased $304,000 to $688,000 for the two quarters ended June 30, 2011 as compared to the same period in 2010, primarily as a result of a $242,000 in consideration received in connection with the resolution of a loan participation transaction that was related to the previously disclosed alleged borrower fraud. The Bank intends to continue to pursue all possible avenues of collection.

Non-Interest Expenses. Non-interest expenses increased by $1.3 million to $10.4 million for the six months ended June 30, 2011, from $9.1 million for the same period in 2010. The following are highlights of the significant differences in non-interest expenses during the first six months of 2010 versus the same period 2011:

•	Personnel expenses increased $52,000 to $4.7 million for the two quarters ended June 30, 2011 compared to $4.6 million for the same period in 2010.

•	FDIC insurance expense was $497,000 for the two quarters ended June 30, 2011 compared to $469,000 for the same periods in 2010.

•

Professional fees increased $250,000 to $1.1 million for the two quarters ended June 30, 2011 compared to $0.9 million for the same quarters in 2010, primarily as a result of increased legal fees pertaining to an alleged fraud by a large relationship borrower and increased expenses in the managing and liquidation of foreclosed real estate and other problem loans.

•

Information systems expenses decreased by $74,000 to $827,000 for the two quarters ending June 30, 2011 as compared to the same period in 2010 primarily as a result of the 2010 costs pertaining to the Company’s core processing system conversion not being a recurring expense.

•

Net loss on sale and write downs of foreclosed real estate increased by $877,000 to $903,000 for the six months ending June 30, 2011 compared to the same period for 2010, primarily as a result of obtaining current market appraisals and accelerated liquidation of foreclosed real estate.

Provision for Income Taxes. The Company’s effective tax rate was (43.5%) for the two quarters ended June 30, 2011 as a result of permanent tax differences that were in excess of taxable income and 33.4% for the same period in 2010.

In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends and projected earnings, and asset quality, etc. As of June 30, 2011 and December 31 2010, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 22.50% of total assets at June 30, 2011.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established, as of June 30, 2011, new credit lines with other financial institutions to purchase up to $44.0 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (FHLB), the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $28.2 million of qualifying loans is pledged to the FHLB to secure borrowings. At June 30, 2011, the Company had $6.0 million outstanding in FHLB advances. Another source of short-term borrowings is securities sold under agreements to repurchase. At June 30,

2011, total borrowings consisted of securities sold under agreements to repurchase of $19.7 million and junior subordinated debentures of $12.4 million.

Total deposits were $538.8 million at June 30, 2011. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 63.48% of total deposits at June 30, 2011. Time deposits of $100,000 or more represented 31.58% of the Company’s total deposits at June 30, 2011. At quarter end, the Company had no brokered time deposits and $4.0 million in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The parent company (“New Century Bancorp”) maintains minimal cash balances. Management believes that the current cash balances plus taxes receivable will provide adequate liquidity for New Century Bancorp’s current cash flow needs. Chapter 53, Article 7 of the North Carolina General Statutes prohibits banks from declaring and paying dividends at any time during the period that a bank has an accumulated deficit. At June 30, 2011, the Bank has an accumulated deficit of $1.8 million.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 7.8% at June 30, 2011.

Effective June 10, 2011, the Board of Directors of New Century Bank entered into a MOU with the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks. The MOU represents an informal agreement between the Board of Directors of New Century Bank, the Regional Director of the FDIC’s Atlanta Regional Office and the North Carolina Commissioner of Banks and requires that New Century Bank’s management take certain actions to improve the bank’s lending function. The Memorandum also requires the Bank to maintain minimum Tier 1 Leverage and Total Risk Based Capital Ratios of 8.0% and 11.5%, respectively, during the life of the Memorandum. The Memorandum also restricts the ability of the Bank to grow its total assets at a rate in excess of 10% per year or to declare cash dividends without the prior approval of the Commissioner and the FDIC.

The Bank intends to comply fully with all terms of the MOU.

As the following table indicates, at June 30, 2011, the Company and related Bank subsidiary both exceeded minimum regulatory capital requirements as specified in the tables below.

New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement
Total risk-based capital ratio	12.27%	8.00%
Tier 1 risk-based capital ratio	11.01%	4.00%
Leverage ratio	8.70%	4.00%

New Century Bank	Actual Ratio	Regulatory Minimum Requirement	Well- Capitalized Requirement
Total risk-based capital ratio	11.95%	11.50%	10.00%
Tier 1 risk-based capital ratio	10.69%	8.00%	6.00%
Leverage ratio	8.43%	8.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the trust preferred securities qualify as Tier 1 capital as of June 30, 2011.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the second quarter of 2011. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL(eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.

Date: August 12, 2011	By:	/s/ WILLIAM L. HEDGEPETH II
William L. Hedgepeth II
President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ LISA F. CAMPBELL
Lisa F. Campbell
Executive Vice President and Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL(eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.