Form 10-Q
period 2011-09-30
NEW CENTURY BANCORP INC
filed 2011-11-14
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

As of November 3, 2011, the Registrant had outstanding 6,860,367 shares of Common Stock, $1 par value per share.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31,
	(Unaudited)	2010*
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$15,857	$7,071
Interest-earning deposits in other banks	55,637	21,648
Federal funds sold	3,028	7,183
Investment securities available for sale, at fair value	74,735	89,899

Loans	439,410	470,484
Allowance for loan losses	(10,338)	(10,015)

NET LOANS	429,072	460,469

Accrued interest receivable	2,212	2,488
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	1,325	1,448
Other non marketable securities	1,132	1,082
Foreclosed real estate	3,230	3,655
Premises and equipment, net	12,501	12,930
Bank owned life insurance	7,917	7,727
Core deposit intangible	583	699
Other assets	9,351	10,597

TOTAL ASSETS	$616,580	$626,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$76,120	$70,363
Savings	25,491	22,541
Money market and NOW	95,793	97,096
Time	329,768	344,599

TOTAL DEPOSITS	527,172	534,599

Short term debt	23,850	23,666
Long term debt	14,372	16,372
Accrued interest payable	321	395
Accrued expenses and other liabilities	1,916	2,172

TOTAL LIABILITIES	567,631	577,204

Shareholders’ Equity
Common stock, $1 par value, 25,000,000 and 10,000,000 shares authorized; 6,860,367 and 6,913,636 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	6,860	6,914
Additional paid-in capital	41,836	41,887
Accumulated deficit	(1,049)	(287)
Accumulated other comprehensive income	1,302	1,178

TOTAL SHAREHOLDERS’ EQUITY	48,949	49,692

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$616,580	$626,896

*	Derived from audited consolidated financial statements.

See accompanying notes.	3

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,050	$7,789	$21,605	$23,190
Federal funds sold and interest-earning deposits in other banks	29	25	68	48
Investments	505	614	1,624	2,047

TOTAL INTEREST INCOME	7,584	8,428	23,297	25,285

INTEREST EXPENSE
Money market, NOW and savings deposits	149	293	546	925
Time deposits	1,812	1,993	5,565	5,958
Other short term debt	54	72	189	208
Long term debt	74	81	222	227

TOTAL INTEREST EXPENSE	2,089	2,439	6,522	7,318

NET INTEREST INCOME	5,495	5,989	16,775	17,967

PROVISION FOR LOAN LOSSES	2,194	12,457	5,900	14,366

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	3,301	(6,468)	10,875	3,601

NON-INTEREST INCOME
Fees from pre-sold mortgages	47	73	134	154
Service charges on deposit accounts	363	370	1,121	1,247
Other fees and income	233	205	921	574

TOTAL NON-INTEREST INCOME	643	648	2,176	1,975

NON-INTEREST EXPENSE
Personnel	1,985	2,335	6,660	6,957
Occupancy and equipment	348	393	1,068	1,163
Deposit insurance	209	241	706	710
Professional fees	329	571	1,462	1,454
Information systems	383	356	1,210	1,257
Net loss on sale and write downs of foreclosed real estate	156	96	1,059	122
Other	704	755	2,366	2,179

TOTAL NON-INTEREST EXPENSE	4,114	4,747	14,531	13,842

LOSS BEFORE INCOME TAX BENEFIT	(170)	(10,567)	(1,480)	(8,266)

INCOME TAX BENEFIT	(148)	(3,956)	(718)	(3,186)

NET LOSS	$(22)	$(6,611)	$(762)	$(5,080)

NET LOSS PER COMMON SHARE
Basic	$(.00)	$(.96)	$(.11)	$(.74)

Diluted	$(.00)	$(.96)	$(.11)	$(.74)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,861,034	6,908,466	6,896,102	6,864,543

Diluted	6,861,034	6,908,466	6,896,102	6,864,543

See accompanying notes.	4

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Common stock received as collateral on	Additional paid-in	Retained earnings (Accumulated	Accumulated other comprehensive	Total Shareholders’
	Shares	Amount	loan default	capital	deficit)	income	Equity
	(Amounts in thousands, except share and per share data)

Balance at December 31, 2009	6,837,952	$6,838	$—	$41,467	$4,668	$1,436	$54,409

Net loss	—	—	—	—	(5,080)	—	(5,080)

Other comprehensive income, net	—	—	—	—	—	130	130

Exercise of stock options	75,684	76	—	256	—	—	332

Tax benefit from stock option exercises	—	—	—	16	—	—	16
Stock based compensation	—	—	—	100	—	—	100

Balance at September 30, 2010	6,913,636	$6,914	$—	$41,839	$(412)	$1,566	$49,907

Balance at December 31, 2010	6,913,636	$6,914	$—	$41,887	$(287)	$1,178	$49,692

Net loss	—	—	—	—	(762)	—	(762)

Common stock received as collateral on loan default	(53,269)	(54)	—	(111)	—	—	(165)

Other comprehensive income, net	—	—	—	—	—	124	124

Stock based compensation	—	—	—	60	—	—	60

Balance at September 30, 2011	6,860,367	$6,860	$—	$41,836	$(1,049)	$1,302	$48,949

See accompanying notes.	5

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(762)	$(5,080)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	5,900	14,366
Depreciation and amortization of premises and equipment	500	569
Amortization and accretion of investment securities	572	630
Amortization of deferred loan fees and costs	(152)	(126)
Amortization of core deposit intangible	115	115
Stock-based compensation	60	100
(Gain) loss on write down on other assets	82	(2)
Increase in cash surrender value of bank owned life insurance	(190)	(196)
Net loss on sale and write-downs of foreclosed real estate	1,059	122
Net loss on investment security sales	47	14
Change in assets and liabilities:
Net change in accrued interest receivable	276	(83)
Net change in other assets	693	(3,902)
Net change in accrued expenses and other liabilities	(332)	691

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,868	7,218

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	—	(315)
Redemption of FHLB stock	123	—
Purchase of investment securities available for sale	(16,209)	(7,291)
Maturities of investment securities available for sale	22,737	12,711
Mortgage-backed securities pay-downs	7,750	7,733
Sale of investment securities available for sale	500	—
Net change in loans outstanding	23,544	(8,138)
Proceeds from sale of loans	—	2,019
Proceeds from sale of foreclosed real estate	1,583	1,495
Proceeds from sale of premises and equipment	1	5
Purchases of premises and equipment	(34)	(1,208)

NET CASH PROVIDED BY INVESTING ACTIVITIES	39,995	7,011

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(7,427)	8,604
Proceeds from short term debt	2,184	3,976
Repayments from short term debt	(2,000)	—
Proceeds from long term debt	—	4,000
Repayments from long term debt	(2,000)	—
Tax benefit from exercise of stock options	—	16
Proceeds from the exercise of stock options	—	332

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(9,243)	16,928

NET CHANGE IN CASH AND CASH EQUIVALENTS	38,620	31,157

CASH AND CASH EQUIVALENTS, BEGINNING	35,902	28,935

CASH AND CASH EQUIVALENTS, ENDING	$74,522	$60,092

See accompanying notes.	6

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$6,596	$7,279
Income taxes paid	—	939
Non-cash transactions:
Unrealized gains on investment securities available for sale, net of tax	124	130
Transfers from loans to foreclosed real estate	2,217	2,901
Common stock received as collateral on loan default	(165)	—

See accompanying notes.	7

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2011. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications have been made to conform prior year financial information to current period presentation. These reclassifications had no material impact on the unaudited consolidated financial statements.

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At September 30, 2011 and 2010 there were 426,929 and 424,336 anti-dilutive options for each three and nine month period, respectively, due to repeated net losses for each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average shares used for basic net loss per share	6,861,034	6,908,466	6,896,102	6,864,543

Effect of dilutive stock options	—	—	—	—

Weighted average shares used for diluted net loss per share	6,861,034	6,908,466	6,896,102	6,864,543

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE C - COMPREHENSIVE LOSS

A summary of comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in thousands)

Net loss	$(22)	$(6,611)	$(762)	$(5,080)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities- available for sale	149	(116)	279	195
Tax effect	(81)	46	(126)	(74)

	68	(70)	153	121

Reclassification adjustment for gains (losses) included in net income	(21)	13	(47)	14
Tax effect	8	(5)	18	(5)

	(13)	8	(29)	9

Total	55	(62)	124	130

Total comprehensive income (loss)	$33	$(6,673)	$(638)	$(4,950)

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In April, 2011, the Financial Accounting Standards Board (“FASB”) issued A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring Accounting Standards Update (“ASU”) No. 2011-02. In an effort to increase comparability, ASU 2011-02 seeks to clarify when a creditor has granted a concession in a modification and whether a borrower is experiencing financial difficulty. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the provisions of ASU 2011-02 did not have a material impact on the Company’s financial condition, results of operations or liquidity. However, the guidance did result in an increase in troubled debt restructured loans.

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 - Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E - FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (dollars in thousands):

Investment securities available for sale September 30, 2011	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$29,589	$—	$29,589	$—
Mortgage-backed securities - Government Sponsored - Enterprises (“GSE’s”)	38,943	—	38,943	—
Municipal bonds	6,203	—	6,203	—

Total	$74,735	$—	$74,735	$—

Investment securities available for sale December 31, 2010	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$47,087	$—	$47,087	$—
Mortgage-backed securities - GSE’s	35,512	—	35,512	—
Municipal bonds	7,300	—	7,300	—

Total	$89,899	$—	$89,899	$—

The following is a description of valuation methodologies used for assets recorded at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E - FAIR VALUE MEASUREMENTS (continued)

When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. There were no transfers between levels from the prior reporting periods.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010 (dollars in thousands):

Asset Category September 30, 2011	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$12,168	$—	$—	$12,168

Foreclosed real estate	3,230	—	—	3,230

Total	$15,398	$—	$—	$15,398

Asset Category December 31, 2010	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$9,393	$—	$—	$9,393

Foreclosed real estate	3,655	—	—	3,655

Total	$13,048	$—	$—	$13,048

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	September 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
Securities available for sale:
U.S. government agencies
Within 1 year	$13,549	$81	$—	$13,630
After 1 year but within 5 years	15,632	327	—	15,959
Mortgage-backed securities -GSE’s
Within 1 year	2,340	65	—	2,405
After 1 year but within 5 years	19,891	1,178	—	21,069
After 5 years but within 10 years	15,362	159	(52)	15,469

Municipal bonds
After 1 year but within 5 years	1,371	75	—	1,446
After 5 years but within 10 years	2,693	246	—	2,939
After 10 years	1,747	71	—	1,818

	$72,585	$2,202	$(52)	$74,735

As of September 30, 2011, accumulated other comprehensive income included unrealized net gains of $2.1 million, net of deferred income taxes of $847,000.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES (continued)

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies
Within 1 year	$23,783	$174	$11	$23,946
After 1 year but within 5 years	22,723	418	—	23,141
Mortgage-backed securities - GSE’s
Within 1 year	2,538	118	75	2,581
After 1 year but within 5 years	27,614	1,131	—	28,745
After 5 years but within 10 years	4,150	36	—	4,186

Municipal bonds
Within 1 year	200	3	—	203
After 1 year but within 5 years	1,543	41	—	1,584
After 5 years but within 10 years	3,608	152	—	3,760
After 10 years	1,822	—	69	1,753

	$87,981	$2,073	$155	$89,899

As of December 31, 2010, accumulated other comprehensive income included unrealized net gains of $1.9 million net of deferred income taxes of $800,000.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010.

	September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
Mortgage-backed securities - GSE’s	$8,916	$52	$—	$—	$8,916	$52

Total temporarily impaired securities	$8,916	$52	$—	$—	$8,916	$52

At September 30, 2011, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. Eight GSE’s had unrealized losses for less than twelve months totaling $52,000 at September 30, 2011. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES (continued)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
U.S. government agencies	$6,177	$11	$—	$—	$6,177	$11
Mortgage-backed securities - GSE’s	8,395	75	—	—	8,395	75
Municipal bonds	1,678	69	—	—	1,678	69

Total temporarily impaired securities	$16,250	$155	$—	$—	$16,250	$155

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS

Following is a summary of loans at September 30, 2011 and December 31, 2010:

	2011		2010
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Real estate loans:
1 to 4 family residential	$56,615	12.89%	$60,385	12.83%
Commercial real estate	200,681	45.69%	193,502	41.13%
Multi-family residential	26,078	5.94%	30,088	6.40%
Construction	72,858	16.58%	84,550	17.97%
Home equity lines of credit (“HELOC”)	38,829	8.84%	39,938	8.49%

Total real estate loans	395,061	89.94%	408,463	86.82%

Other loans:
Commercial and industrial	36,691	8.35%	49,437	10.51%
Loans to individuals	7,940	1.79%	12,860	2.73%
Overdrafts	73	.02%	107	0.02%

Total other loans	44,704	10.16%	62,404	13.26%

Gross loans	439,765		470,867

Less deferred loan origination fees, net	(355)	(.08%)	(383)	(0.08)%

Total loans	439,410	100.00%	470,484	100.00%

Allowance for loan losses	(10,338)		(10,015)

Total loans, net	$429,072		$460,469

Loans are primarily made in southeastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and by the local economic conditions.

At September 30, 2011, the Company had pre-approved but unused lines of credit totaling $58 million. In management’s opinion, these commitments, and undisbursed proceeds on construction loans in process represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Construction loans are non-revolving extensions of credit secured by real property of which the proceeds are used to acquire and develop land and to construct commercial or residential buildings. The primary source of repayment for these types of loans is the sale of the improved property or permanent financing in which case the property is expected to generate the cash flow necessary for repayment on a permanent loan basis. Property cash flow may be supplemented with financial support from the borrowers/guarantors. Proper underwriting of a construction loan consists of the initial process of obtaining, analyzing, and approving various aspects of information pertaining to: the analysis of the permanent financing source, creditworthiness of the borrower and guarantors, ability of contractor to perform under the terms of the contract, and the feasibility, marketability, and valuation of the project. Also much consideration needs to be given to the cost of the project and sources of funds needed to complete construction as well as identifying any sources of equity funding. Construction loans are traditionally considered to be higher risk loans involving technical and legal requirements inherently different from other types of loans; however with thorough credit underwriting, proper loan structure, and diligent loan servicing, these risks can be mitigated. Some examples of risks inherent in this type of lending include: underestimated costs, inflation of material and labor costs, site difficulties (i.e. rock, soil), project not built to plans, weather delays and natural disasters, borrower/contractor/subcontractor disputes which prompt liens, interest rates increasing beyond budget.

Commercial real estate loans are underwritten based on the borrower’s ability to generate adequate cash flow to repay the subject debt within reasonable terms. Commercial real estate loans typically include both owner and non-owner occupied properties with higher principal loan amounts and the repayment of these loans is generally dependent on the successful management of the property. Commercial real estate loans are sensitive to market and general economic conditions. Repayment analysis must be performed and consists of an identified primary/cash flow source of repayment and a secondary/liquidation source of repayment. The primary source of repayment is cash flow from income generated from rental or lease of the property. However, the cash flow can be supplemented with the borrower’s and guarantor’s global cash flow position. Other credit issues such as the business fundamentals and financial strength of the borrower/guarantor can be considered in determining adequacy of repayment ability. The secondary source of repayment is liquidation of the collateral, supplemented by liquidation cushion provided by the financial assets of the borrower/guarantor. Management monitors and evaluates commercial real estate loans based on collateral, market area, and risk grade.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to generate positive cash flow, operate profitably and prudently expand its business. Underwriting standards are designed to promote relationships to include a full range of loan, deposit, and cash management services. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and the guarantors. The cash flows of the borrower, however, may not be as expected and the collateral securing these loans may fluctuate in value. In the case of loans secured by accounts receivable, the availability of funds for repayment can be impacted by the borrower’s ability to collect amounts due from its customers.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Residential 1 to 4 family loans are mortgage loans that typically convert from construction loans into permanent financing and are secured by properties within the Bank’s market areas. Also included in 1 to 4 family residential are loans that the Bank underwrites which are secured by second lien positions.

Multi-family residential loans are typically nonfarm properties with 5 or more dwelling units in structures which include apartment buildings used primarily to accommodate households on a more or less permanent basis. Successful performance of these types of loans is primarily dependant on occupancy rates, rental rates, and property management.

Home equity lines of credit are consumer-purpose revolving extensions of credit which are secured by first or second liens on owner-occupied residential real estate. Appropriate risk management and compliance practices are exercised to ensure that loan-to-value, lien perfection, and compliance risks are addressed and managed within the Bank’s established guidelines. The degree of utilization of revolving commitments within this loan segment is reviewed periodically to identify changes in the behavior of this borrowing group.

Consumer loans are approved using Bank policies and procedures established to evaluate each credit request. All lending decisions and credit risks are clearly documented. Several factors are considered in making these decisions such as credit score, adjusted net worth, liquidity, debt ratio, disposable income, credit history, and loan-to-value of the collateral. This process combined with the relatively smaller loan amounts spreads the risk among many individual borrowers.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011
	30+ Days Past Due	Non- Accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)

Commercial and industrial	$—	$221	$221	$36,470	$36,691
Construction	1,349	2,861	4,210	68,648	72,858
Multi-family residential	—	—	—	26,078	26,078
Commercial real estate	1,906	11,056	12,962	187,719	200,681
Loans to individuals & overdrafts	79	196	275	7,738	8,013
1 to 4 family residential and HELOCs	740	3,428	4,168	91,276	95,444
Deferred loan (fees) cost, net					(355)

	$4,074	$17,762	$21,836	$417,929	$439,410

There were two loans in the construction loan category totaling $341,000 and one loan in the loans to individuals and overdrafts category totaling $44,000 that were over 90 days past due and still accruing at September 30, 2011. The average balance of non-accrual loans was $13.8 million for the nine month period ended September 30, 2011.

	December 31, 2010
	30+ Days Past Due	Non- Accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)

Commercial and industrial	$1,227	$435	$1,662	$47,775	$49,437
Construction	103	938	1,041	83,509	84,550
Multi-family residential	—	—	—	30,088	30,088
Commercial real estate	46	5,789	5,835	187,667	193,502
Loans to individuals & overdrafts	135	180	315	12,652	12,967
1 to 4 family residential and HELOCs	633	3,220	3,853	96,470	100,323
Deferred loan (fees) cost, net					(383)

	$2,144	$10,562	$12,706	$458,161	$470,484

There were no loans that were 90 days past due and still accruing at December 31, 2010. The average balance of non-accrual loans was $14.5 million for the year ended December 31, 2010.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of September 30, 2011 and December 31, 2010:

				September 30, 2011
				Quarter to Date		Year to Date
	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized on Impaired Loans	Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$331	$598	$—	$323	$3	$243	$9
Construction	3,743	4,657	—	2,041	—	1,671	39
Commercial real estate	12,461	14,137	—	8,897	6	7,562	99
Loans to individuals & overdrafts	165	214	—	169	1	165	1
Multi-family residential	1,543	1,543	—	1,222	102	916	102
1 to 4 family residential and HELOCs	3,352	4,539	—	2,161	30	1,983	49

Subtotal:	21,595	25,688	—	14,813	142	12,540	299

With an allowance recorded:
Commercial and industrial	50	50	50	321	—	340	—
Construction	397	422	116	774	11	746	13
Commercial real estate	2,096	2,582	439	3,277	35	3,794	92
Loans to individuals & overdrafts	86	86	70	142	1	123	2
Multi-family residential	—	—	—	—	—	—	—
1 to 4 family residential and HELOCs	1,206	1,267	605	2,043	14	2,614	14

Subtotal:	3,835	4,407	1,280	6,557	61	7,617	121

Totals:
Commercial	20,621	23,989	605	16,855	157	15,272	354
Consumer	251	300	70	311	2	288	3
Residential	4,558	5,806	605	4,204	44	4,597	63

Grand Total:	$25,430	$30,095	$1,280	$21,370	$203	$20,157	$420

Impaired loans at September 30, 2011 were approximately $25.4 million and were comprised of $17.8 million in non-accrual loans and $7.6 million in loans still in accruing status. Approximately, $3.8 million of the $25.4 million in impaired loans at September 30, 2011 had specific allowances provided while the remaining $21.6 million had no specific allowances recorded. Of the $21.6 million with no allowance recorded, $9.6 million of those loans have had partial chargeoffs recorded.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans (continued)

		Contractual		December 31, 2010 Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$—	$88	$—	$297	$—
Construction	562	570	—	1,143	11
Commercial real estate	3,557	4,830	—	3,375	149
Loans to individuals & overdrafts	152	204	—	113	—
1 to 4 family residential and HELOCs	1,449	2,062	—	1,519	—

Subtotal:	5,720	7,754	—	6,447	160

With an allowance recorded:
Commercial and industrial	396	429	132	567	—
Construction	662	1,048	159	529	—
Commercial real estate	5,346	5,746	1,317	4,068	32
Loans to individuals & overdrafts	67	67	13	96	—
1 to 4 family residential and HELOCs	4,324	4,779	1,697	3,056	12

Subtotal:	10,795	12,069	3,318	8,316	44

Totals:
Commercial	10,523	12,711	1,608	9,979	192
Consumer	219	271	13	209	—
Residential	5,773	6,841	1,697	4,575	12

Grand Total:	$16,515	$19,823	$3,318	$14,763	$204

Impaired loans at December 31, 2010 were approximately $16.5 million and were comprised of $16.0 million in non-accrual loans and $0.5 million in loans still in accruing status. Approximately $10.8 million of the $16.5 million in impaired loans at December 31, 2010 had specific allowances provided while the remaining $5.7 million had no allowances recorded.

Loans are placed on non-accrual basis when it has been determined that all contractual principal and interest will not be received. Any payments received on these loans are applied to principal first and then to interest only after all principal has been collected. In the case of an impaired loan that is still on accrual basis, payments are applied to both principal and interest.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructured

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) within the previous 12 months for which there was a payment default together with a breakdown of the types of concessions made by loan class during the three and nine months ended September 30, 2011:

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
(Dollars in thousands)

Below market interest rate:	—	$—	$—	—	$—	$—
Commercial and Industrial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Loans to individuals and overdrafts	—	—	—	—	—	—
1 to 4 family residential and HELOCs	—	—	—	—	—	—

Total	—	—	—	—	—	—

Extended payment terms:
Commercial and Industrial	—	—	—
Construction	—	—	—	1	1,170	1,170
Commercial real estate	—	—	—	1	1,486	1,472
Loans to individuals and overdrafts	—	—	—	—	—	—
1 to 4 family residential and HELOCs	—	—	—	—	—	—

Total	—	—	—	2	$2,656	$2,642

Forgiveness of principal:
Commercial and Industrial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Loans to individuals and overdrafts	—	—	—	—	—	—
1 to 4 family residential and HELOCs	—	—	—	—	—	—

Total	—	—	—	—	—	—

Total	—	$—	—	2	$2,656	$2,642

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructured (continued)

The following table presents loans that were modified as TDRs within the previous 12 months with a breakdown of the types of concessions made by loan class during the three and nine months ended September 30, 2011:

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Number of loans	Recorded investment	Number of loans	Recorded investment
		(Dollars in thousands)
Below market interest rate:
Commercial and Industrial	—	$—	—	$—
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Loans to individuals and overdrafts	—	—	—	—
1 to 4 family residential and HELOCs	—	—	—	—

Total	—	—	—	—

Extended payment terms:
Commercial and Industrial	3	682	3	682
Construction	2	2,056	3	3,226
Commercial real estate	2	2,052	8	5,672
Loans to individuals and overdrafts	—	—	—	—
1 to 4 family residential and HELOCs	2	163	3	225

Total	9	4,953	17	9,805

Forgiveness of principal:
Commercial and Industrial	—	—	—	—
Construction	—	—	—	—
Commercial real estate	1	635	1	635
Loans to individuals and overdrafts	—	—	—	—
1 to 4 family residential and HELOCs	—	—	—	—

Total	1	635	1	635

Total	10	$5,588	18	$10,440

The following table presents the successes and failures of the types of modifications within the previous 12 months as of September 30, 2011:

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
				(Dollars in thousands)

Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment terms	—	—	5	2,052	10	5,111	2	2,642
Forgiveness of principal	—	—	1	635	—	—	—	—

Total	—	$—	6	$2,687	10	$5,111	2	$2,642

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructured (continued)

At September 30, 2011, the Company had sixteen loans with a balance of $8.4 million that were considered to be troubled debt restructured. Of those TDRs, four loans with a balance totaling $2.3 million were still accruing as of September 30, 2011 with one of these loans with a balance of $752,000 in delinquent status. The remaining twelve TDRs with a balance totaling $6.1 million as of September 30, 2011 were in nonaccrual status which included two TDRs listed as performing as restructured but included with nonaccrual TDRs as a result of insufficient time to evaluate performance. Specific reserves in the allowance for loan losses totaling $195,000 were provided for nonaccruing and delinquent TDRs. In addition, two TDRs were placed in foreclosure or defaulted totaling $2.6 million as of September 30, 2011. These loans were comprised of a commercial real estate loan totaling $1.4 million and a construction loan totaling $1.2 million.

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

NOTE G - LOANS (continued)

Credit Quality Indicators (continued)

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

NOTE G - LOANS (continued)

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

NOTE G - LOANS (continued)

Credit Quality Indicators (continued)

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of September 30, 2011 and December 31, 2010, respectively:

September 30, 2011
Commercial Credit Exposure By Internally Assigned Grade	Commercial and industrial	Construction	Commercial real estate	Multi-family residential
(In thousands)

Superior	$665	$61	$—	$—
Very good	160	7	434	—
Good	5,556	2,638	18,013	1,080
Acceptable	9,421	7,303	70,853	12,996
Acceptable with care	16,880	55,421	61,372	10,459
Special mention	3,485	3,722	28,916	—
Substandard	524	3,698	21,093	1,543
Doubtful	—	8	—	—
Loss	—	—	—	—

	$36,691	$72,858	$200,681	$26,078

Consumer Credit Exposure By Internally Assigned Grade	1 to 4 Family residential and HELOCs

Pass	$81,827
Special mention	5,201
Substandard	8,416

$95,444

Consumer Credit Exposure Based On Payment Activity	Loans to individuals & overdrafts

Performing	$7,689
Non performing	324

$8,013

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

December 31, 2010
Commercial Credit Exposure By Internally Assigned Grade	Commercial and industrial	Construction	Commercial real estate	Multi-family residential
(In thousands)

Superior	$1,298	$67	$—	$—
Very good	177	130	1,605	—
Good	7,744	5,159	20,444	2,959
Acceptable	17,707	15,467	67,322	13,432
Acceptable with care	18,232	58,056	71,854	9,750
Special mention	2,505	1,506	20,139	2,377
Substandard	1,765	4,165	11,756	1,570
Doubtful	9	—	382	—
Loss	—	—	—	—

	$49,437	$84,550	$193,502	$30,088

Consumer Credit Exposure By Internally Assigned Grade	1 to 4 Family residential and HELOCs

Pass	$86,262
Special mention	6,389
Substandard	7,672

$100,323

Consumer Credit Exposure Based On Payment Activity	Loans to individuals & overdrafts

Performing	$12,581
Non performing	386

$12,967

Nonperforming assets at September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)

Non-accrual loans	$17,762	$10,562
Restructured loans	2,354	1,688

Total non-performing loans	20,116	12,250
Foreclosed real estate	3,230	3,655

Total non-performing assets	$23,346	$15,905

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

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

The following tables present a roll forward of the Company’s allowance for loan losses by loan segment for the three and nine month periods ended September 30, 2011 and the twelve month period ended December 31, 2010, respectively:

		Three months ended September 30, 2011
Allowance for loan losses	Commercial and industrial	Construction	Commercial real estate	1 to 4 Family residential & HELOCs	Loans to individuals & overdrafts	Multi-family residential	Total
			(In thousands)

Balance, beginning of period 6/30/2011	$1,052	$1,172	$4,502	$3,342	$136	$174	$10,378
Provision for loan losses	(134)	4	1,068	1,223	55	(22)	2,194
Other	(5)	(10)	(26)	(13)	(1)	(4)	(59)
Loans charged-off	(186)	(83)	(783)	(1,192)	(53)	—	(2,297)
Recoveries	19	9	34	42	18	—	122

Balance, end of period 9/30/2011	$746	$1,092	$4,795	$3,402	$155	$148	$10,338

Ending balance: individually evaluated for impairment	$50	$116	$440	$604	$70	$—	$1,280

Ending balance: collectively evaluated for impairment	$696	$976	$4,355	$2,798	$85	$148	$9,058

Loans:
Ending balance	$36,691	$72,858	$200,681	$95,444	$8,013	$26,078	$439,765

Ending balance: individually evaluated for impairment	$381	$4,140	$14,557	$4,558	$251	$1,543	$25,430

Ending balance: collectively evaluated for impairment	$36,310	$68,718	$186,124	$90,886	$7,762	$24,535	$414,335

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (continued)

		Nine months ended September 30, 2011
Allowance for loan losses	Commercial and industrial	Construction	Commercial real estate	1 to 4 Family residential & HELOCs	Loans to individuals & overdrafts	Multi-family residential	Total
			(In thousands)

Balance, beginning of period 01/01/2011	$1,052	$349	$3,111	$3,333	$1,530	$640	$10,015
Provision for loan losses	26	1,718	4,201	1,750	(1,307)	(488)	5,900
Other	(5)	(10)	(79)	(13)	(1)	(4)	(112)
Loans charged-off	(4,066)	(974)	(2,482)	(1,926)	(140)	—	(9,588)
Recoveries	3,739	9	44	258	73	—	4,123

Balance, end of period 9/30/2011	$746	$1,092	$4,795	$3,402	$155	$148	$10,338

Ending balance: individually evaluated for impairment	$50	$116	$440	$604	$70	$—	$1,280

Ending balance: collectively evaluated for impairment	$696	$976	$4,355	$2,798	$85	$148	$9,058

Loans:
Ending balance	$36,691	$72,858	$200,681	$95,444	$8,013	$26,078	$439,765

Ending balance: individually evaluated for impairment	$381	$4,140	$14,557	$4,558	$251	$1,543	$25,430

Ending balance: collectively evaluated for impairment	$36,310	$68,718	$186,124	$90,886	$7,762	$24,535	$414,335

		Twelve months ended December 31, 2010
Allowance for loan losses	Commercial and industrial	Construction	Commercial real estate	1 to 4 Family residential & HELOCs	Loans to individuals & overdrafts	Multi-family residential	Total
			(In thousands)

Balance, beginning of period 01/01/2009	$1,699	$629	$4,281	$3,043	$507	$200	$10,359
Provision for loan losses	10,199	47	618	2,981	1,349	440	15,634
Other	—	—	—	—	—	—	—
Loans charged-off	(11,967)	(464)	(2,811)	(2,750)	(421)	—	(18,413)
Recoveries	1,121	137	1,023	59	95	—	2,435

Balance, end of period 12/31/2010	$1,052	$349	$3,111	$3,333	$1,530	$640	$10,015

Ending balance: individually evaluated for impairment	$132	$159	$1,317	$1,697	$13	$—	$3,318

Ending balance: collectively evaluated for impairment	$920	$190	$1,794	$1,636	$1,517	$640	$6,697

Loans:
Ending balance	$49,437	$84,550	$193,502	$100,323	$12,967	$30,088	$470,867

Ending balance: individually evaluated for impairment	$396	$1,224	$8,903	$5,773	$219	$—	$16,515

Ending balance: collectively evaluated for impairment	$49,041	$83,326	$184,599	$94,550	$12,748	$30,088	$454,352

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets:
Cash and due from banks	$15,857	$15,857	$7,071	$7,071
Interest-earning deposits in other banks	55,637	55,637	21,648	21,648
Federal funds sold	3,028	3,028	7,183	7,183
Investment securities available for sale	74,735	74,735	89,899	89,899
Loans, net	429,072	449,506	460,469	458,167
Accrued interest receivable	2,212	2,212	2,488	2,488
Stock in the FHLB	1,325	1,325	1,448	1,448
Other non marketable securities	1,132	1,132	1,082	1,082
Bank owned life insurance	7,917	7,917	7,727	7,727

Financial liabilities:
Deposits	$527,172	$534,667	$534,599	$541,394
Short term debt	23,850	23,850	23,666	23,666
Long term debt	14,372	10,453	16,372	12,453
Accrued interest payable	321	321	395	395

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

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, the values likely do not represent exit prices due to distressed market conditions. No liquidity discount is applied at September 30, 2011 due to lack of comparable metrics. The liquidity discount for December 31, 2010 was 0.5% based on local economic conditions impacting employment, volatile energy costs, and extended periods of time to sell or liquidate assets.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE I - AUTHORIZED SHARES OF COMMON STOCK AND PREFERRED STOCK OF THE COMPANY

The Company’s Board of Directors adopted amendments on June 9, 2011 increasing the authorized shares of common stock from 10,000,000 to 25,000,000 and authorized up to 5,000,000 shares of preferred stock. Shareholders of the Company voted in favor of these amendments at the Annual Meeting of Shareholders on August 23, 2011. These shares may be issued in one or more series with such preferences, limitations, and relative rights per share as the Board of Directors shall designate.

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

Overview

The Company is a commercial bank holding company and has one banking subsidiary, New Century Bank (referred to as the “Bank”) and one unconsolidated subsidiary, New Century Statutory Trust I, which issued trust preferred securities in 2004 to provide additional capital for general corporate purposes. The Company’s only business activity is the ownership of the Bank and New Century Statutory Trust I. This discussion focuses primarily on the financial condition and operating results of the Bank.

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

Comparison of Financial Condition at

September 30, 2011 and December 31, 2010

During the first nine months of 2011, total assets decreased by $10.3 million to $616.6 million as of September 30, 2011. Earning assets at September 30, 2011 totaled $565.0 million and consisted of $429.1 million in net loans, $74.7 million in investment securities, $58.7 million in overnight investments and interest-bearing deposits in other banks and $2.5 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the third quarter of 2011 were $527.2 million and $48.9 million, respectively.

Since the end of 2010, gross loans have decreased by $31.1 million to $439.4 million as of September 30, 2011 due to continued soft loan demand and efforts to reduce concentration levels in construction and commercial real estate loans. Gross loans consisted of $36.7 million in commercial and industrial loans, $200.7 million in commercial real estate loans, $26.1 million in multi-family residential loans, $8.0 million in consumer loans, $95.4 million in residential real estate, and $72.8 million in construction loans. The deferred loan fees and costs on these loans was ($355,000).

At September 30, 2011, the Company held $3.0 million in federal funds sold, a decrease of $4.2 million from December 31, 2010. Interest-earning deposits in other banks were $55.6 million at September 30, 2011, a $34.0 million increase from December 31, 2010. The Company’s investment securities at September 30, 2011 were $74.7 million, a decrease of $15.2 million from December 31, 2010. The investment portfolio as of September 30, 2011 consisted of $29.2 million in government agency debt securities, $37.6 million in mortgage-backed securities and $5.8 million in municipal securities. The unrealized gain on these securities was $2.1 million.

At September 30, 2011, the Company also held an investment of $1.3 million in the form of Federal Home Loan Bank (“FHLB”) stock and $1.1 million in other non marketable securities, each of which was approximately the same at December 31, 2010. The FHLB redeemed $123,000 in stock in 2011.

At September 30, 2011, non-earning assets were $51.7 million, which reflects an increase of $6.5 million from the $45.2 million as of December 31, 2010. Non-earning assets as of September 30, 2011 included $15.9 million in cash and due from banks, bank premises and equipment of $12.5 million, core deposit intangible of $583,000, accrued interest receivable of $2.2 million, foreclosed real estate of $3.2 million, and other assets which consisted of $7.9 million in bank owned life insurance (“BOLI”), $4.7 million in deferred tax assets, $2.0 million in taxes receivable, $2.1 million in prepaid expenses, and $0.9 million in all other assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets.

Total deposits at September 30, 2011 were $527.2 million and consisted of $76.1 million in non-interest-bearing demand deposits, $95.8 million in money market and NOW accounts, $25.5 million in savings accounts, and $329.8 million in time deposits. Total deposits decreased by $7.4 million from $534.6 million as of December 31, 2010. The Bank had $2.6 million in brokered demand deposits and no brokered time deposits as of September 30, 2011.

As of September 30, 2011, the Company had $23.9 million in short-term debt and $14.4 million in long-term debt. Short-term debt consisted of $21.9 million of repurchase agreements with local customers and $2.0 million of FHLB advances. Long-term debt consisted of $12.4 million of junior subordinated debentures that were issued in September 2004 and $2.0 million in FHLB advances.

Total shareholders’ equity at September 30, 2011 was $48.9 million, a decrease of $0.8 million from $49.7 million as of December 31, 2010. Other comprehensive income relating to available for sale securities increased $124,000 for the nine months ended September 30, 2011. Other changes in shareholders’ equity included increases of $60,000 in stock-based compensation, and a net loss of $762,000 for the nine months ending September 30, 2011, and the addition of $165,000 in common stock received as collateral on loan default.

Past Due Loans, Nonperforming Assets, and Asset Quality

At September 30, 2011, the Company had $4.1 million in loans that were past due with $3.7 million being 30-89 days past due and $400,000 being 90 or more days past due and still accruing. This represented 0.93% of gross loans outstanding on that date. This is an increase from December 31, 2010 when there were $2.1 million in loans that were 30-89 days past due and no loans that were 90 days or more past due and still accruing. This represented 0.46% of gross loans outstanding. The increase in past dues is due primarily to the continued weak economic conditions. Non-accrual loans increased $7.2 million during the first nine months of 2011 to $17.8 million as of September 30, 2011.

The percentage of non-performing loans (non-accrual loans and restructured loans) to total loans increased 198 basis points from 2.60% at December 31, 2010 to 4.58% at September 30, 2011.

The Company had four loans totaling $2.3 million that were considered troubled debt restructured loans (“TDRs”) that were not included in nonaccrual loans at September 30, 2011.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	For Periods Ended
	September 30, 2011	December 31, 2010
	(Dollars in thousands)

Non-accrual loans	$17,762	$10,562
Restructured loans	2,354	1,688

Total non-performing loans	20,116	12,250

Foreclosed real estate	3,230	3,655
Repossessed assets	—	—

Total non-performing assets	$23,346	$15,905

Accruing loans past due 90 days or more	$385	$—
Allowance for loan losses	$10,338	$10,015

Non-performing loans to period end loans	4.58%	2.60%
Non-performing loans and accruing loans past due 90 days or more to period end loans	4.67%	2.60%
Allowance for loans losses to period end loans	2.35%	2.13%
Allowance for loan losses to non-performing loans	51.39%	81.76%
Allowance for loan losses to non-performing assets	44.28%	62.97%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	43.56%	62.97%
Non-performing assets to total assets	3.79%	2.54%
Non-performing assets and accruing loans past due 90 days or more to total assets	3.85%	2.54%

The total non-performing assets (non-accrual loans, restructured loans, and foreclosed real estate), at September 30, 2011 and December 31, 2010 were $23.3 million and $15.9 million. The allowance for loan losses at September 30, 2011 represented 44.28% of non-performing assets compared to 62.97% at December 31, 2010.

Total impaired loans at September 30, 2011 were $25.4 million, this includes $17.8 million in loans that were classified as impaired because they were in non-accrual and $7.6 million in loans that were determined to be impaired for other reasons. Of these loans, $3.8 million required a specific reserve of $1.3 million at September 30, 2011. Total impaired loans at December 31, 2010 were $16.5 million. This includes $10.6 million in loans that were considered to be impaired due to being in non-accrual status and $5.9 million in loans that were deemed to be impaired for other reasons. Of these loans, $10.8 required a specific reserve of $3.3 million at December 31, 2010.

The allowance for loan losses was $10.3 million at September 30, 2011 or 2.35% of gross loans outstanding. This is an increase of 22 basis points from the 2.13% of gross loans at December 31, 2010. The allowance for loan losses at September 30, 2011 represented 40.65% of impaired loans compared to 60.64% at December 31, 2010. This increase in the allowance for the nine months of 2011 resulted from provisions for loan losses of $5.9 million, partially offset by net charge-offs of $5.5 million. It is management’s assessment that the allowance for loan losses as of September 30, 2011 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be made that further adjustments to the allowance for loan losses may not be deemed necessary.

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

Regulatory Loan to Value

The Company monitors its exposure to loans that exceed the guidelines established by regulators for loan to value (“LTV”) ratios.

The Company had $11.9 million at September 30, 2011 and $6.9 million at December 31, 2010 in non 1-4 family residential loans that exceeded the regulatory LTV limits and $15.9 million at September 30, 2011 and $12.7 million at December 31, 2010 of 1-4 family residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 47.5% and 30.7% of total risk based capital as of September 30, 2011 and December 31, 2010, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market continues to weaken in terms of both market activity and collateral valuations.

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

The tables below set forth, for the periods indicated, information about the Company’s business sector concentrations.

	At September 30, 2011 (In thousands)	% of Risk Based Capital
1 to 4 Family Rental	$24,061	41%
Office Building	$27,742	47%
Real Estate Construction Speculative and Presold	$24,544	42%
Real Estate Multifamily Residential	$23,740	41%

At September 30, 2011 the Company had four product type groups which exceeded this guideline; 1-4 Family Rental, Office Buildings, Real Estate Construction Speculative and Presold and Real Estate Multifamily Residential. The 1-4 Family Rental group represented 41% of Risk-Based Capital or $24.1 million, Office Buildings were 47% of Risk-Based Capital or $27.7 million, Real Estate Construction Speculative and Presold were 42% of Risk-Based Capital or $24.5 million and Real Estate Multifamily Residential were 41% of Risk-Based Capital or $23.7 million. All other commercial real estate groups were under the 40% threshold.

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

The Company’s concentration in the 1–4 Family Rental group decreased from 42% of Risk-Based Capital at December 31, 2010 to 41% of Risk-Based Capital at September 30, 2011.

The Company’s concentration in the Office Building group remained approximately the same at 47% of Risk-Based Capital at September 30, 2011 compared to December 31, 2010.

The Company’s concentration in the Real Estate Construction Speculative and Presold group increased from 38% of Risk-Based Capital at December 31, 2010 to 42% of Risk-Based Capital at September 30, 2011.

The Company’s concentration in the Real Estate Multifamily Residential group increased from 37% of Risk-Based Capital at December 31, 2010 to 41% of Risk-Based Capital at September 30, 2011.

Acquisition, Development, and Construction Loans (“ADC”)

The table below sets forth construction loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties.

ADC Loans

As of September 30, 2011

(Dollars in thousands)

	Construction	Land and Land Development	Total

Total ADC loans	$51,609	$21,249	$72,858

Average Loan Size	$159	$299

Percentage of total loans	11.77%	4.85%	16.62%

Nonaccrual loans	$343	$1,208	$1,551

At September 30, 2011 the ADC portfolio consisted of $51.6 million in construction loans and $21.2 million in land and land development loans. The average loan size is less than $0.2 million for construction loans and $0.3 million for land and land development loans. Total ADC loans represent 16.62% or $72.9 million of the total loan portfolio. Nonaccrual loans in the ADC category total $1.6 million or 2.13% of ADC loans. Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

ADC Loans

As of December 31, 2010

(Dollars in thousands)

	Construction	Land and Land Development	Total

Total ADC loans	$60,043	$24,507	$84,550

Average Loan Size	$170	$345

Percentage of total loans	12.76%	5.21%	17.97%

Nonaccrual loans	$510	$428	$938

At December 31, 2010 the ADC portfolio consisted of $60.0 million in construction loans and $24.5 million in land and land development loans. The average loan size is less than $0.2 million for construction loans and $0.4 million for land and land development loans. At December 31, 2010, total ADC loans represented 17.97% or $84.6 million of the total loan portfolio. $0.9 million of the ADC portfolio was in non-accrual status as of December 31, 2010. This represented 1.11% of all ADC loans at December 31, 2010.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at September 30, 2011.

	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)

Harnett County	$7,252	9.9%	$8,083	20.8%
Cumberland County	20,098	27.6%	6,173	15.9%
All other locations	45,508	62.5%	24,573	63.3%

Total	$72,858	100.0%	$38,829	100.0%

Below is a table showing geographic concentrations for ADC and HELOC loans at December 31, 2010.

	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)

Harnett County	$6,029	7.1%	$7,572	19.0%
Cumberland County	26,113	30.9%	5,142	12.9%
All other locations	52,408	62.0%	27,224	68.1%

Total	$84,550	100.0%	$39,938	100.0%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At September 30, 2011, the Company had $132.2 million in loans that had terms permitting interest only payments. This represented 30.1% of the total loan portfolio. At December 31, 2010, the Company had $140.6 million in loans that had terms permitting interest only payments. This represented 29.9% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio require interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $49.1 million or 11.2% of total loans at September 30, 2011 compared to $52.1 million or 11.1% of total loans at December 31, 2010. The Company’s ten largest customer relationships totaled $73.9 million or 16.8% of total loans at September 30, 2011 compared to $72.1 million or 15.3% of total loans at December 31, 2010. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended September 30, 2011 and 2010

General. During the third quarter of 2011, the Company had a net loss of $22,000 as compared with a net loss of $6.6 million for the same quarter in 2010. Net loss per share for the third quarter of 2011 was $0.00 per share, basic and diluted, compared with net loss per share of $0.96 per share, basic and diluted, for the third quarter of 2010. Third quarter 2011 results were impacted by a higher net loss and write downs of foreclosed real estate of $156,000, compared to $96,000 for the same period in 2010 and a lower provision for loan losses of $2.2 million for the third quarter 2011 compared to $12.5 for the same period in 2010 when the previous reported loan fraud was discovered. The Company also experienced a decrease in net interest margin of 5 basis points to 3.82% for the period ending September 30, 2011 as compared to the same period in 2010.

Net Interest Income. Net interest income decreased by $0.5 million to $5.5 million for the third quarter of 2011. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets combined with a decrease in those assets. Average total interest-earning assets were $574.9 million in the third quarter of 2011 compared with $614.7 million during the same period in 2010 and the yield on those assets decreased 18 basis points from 5.44% to 5.26%. Total interest income reversed on loans transferred to non-accrual status for the three months ended September 30, 2011 and 2010 was $53,000 and $39,000, respectively, or 1 basis point on average interest-earning assets for both periods mentioned.

The Company’s average interest-bearing liabilities decreased by $26.6 million to $495.6 million for the quarter ended September 30, 2011 from $522.2 million for the same period one year earlier and the cost of those funds decreased from 1.85% to 1.67% or 18 basis points. During the third quarter of 2011, the Company’s net interest margin was 3.82% and net interest spread was 3.59%. For the quarter ended September 30, 2010, net interest margin was 3.87% and net interest spread was 3.59%

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $2.2 million provision for loan losses in the third quarter of 2011, representing a decrease of $10.3 million from the $12.5 million provision made in the same period of 2010 when the previously reported loan fraud was discovered.

Non-Interest Income. Non-interest income for the quarter ended September 30, 2011 was $643,000, a decrease of $5,000 from the third quarter of 2010. Service charges on deposit accounts decreased $7,000 to $363,000 for the quarter ended September 30, 2011 as compared to $370,000 for the same period in 2010. Mortgage fee income decreased $26,000 to $47,000 for the quarter ended September 30, 2011 as compared to the same period in 2010. Other non-deposit fees and income increased $28,000 to $233,000 for the quarter ended September 30, 2011 as compared to the same period in 2010.

Non-Interest Expenses. Non-interest expenses decreased by $633,000 to $4.1 million for the quarter ended September 30, 2011, from $4.7 million for the same period in 2010. The following are highlights of the significant differences in non-interest expenses during the third quarter of 2010 versus the third quarter of 2011:

•

Personnel expenses decreased $350,000 to $2.0 million in the third quarter of 2011 as compared to the same period of 2010 primarily as the result of a decrease in staff size to 114 at September 30, 2011 as compared to 137 at September 30, 2010.

•	FDIC insurance expense was $209,000 for the quarter ended September 30, 2011 compared to $241,000 for the same quarter in 2010.

•

Professional fees decreased $242,000 to $329,000 for the quarter ended September 30, 2011 compared to $571,000 for the quarter ended September 30, 2010, primarily as a result of decreased legal expenses relating to the resolution of the previously reported loan fraud that was initially reported in the third quarter of 2010.

•	Information systems expenses increased by $27,000 to $383,000 for the quarter ending September 30, 2011 compared to the same period in 2010.

•

Net loss on sale and write downs of foreclosed real estate increased by $60,000 to $156,000 for the quarter ending September 30, 2011 compared to the same period for 2010, primarily as a result of obtaining current market appraisals and accelerated liquidation of foreclosed real estate.

Provision for Income Taxes. The Company’s effective tax rate was (87.1%) for the quarter ended September 30, 2011 as a result of permanent tax differences that were in excess of taxable income and (37.4%) for the quarter ended September 30, 2010.

In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends and projected earnings, and asset quality, etc. As of September 30, 2011 and December 31 2010, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Comparison of Results of Operations for the

Nine months ended September 30, 2011 and 2010

General. During the first nine months of 2011, the Company had a net loss of $762,000 as compared with a net loss of $5.1 million for the same period in 2010. Net loss per share for the first nine months of 2011 was $0.11 per share, basic and diluted, compared with net loss per share of $0.74 per share, basic and diluted, for the same periods in 2010. Results for the nine months ended September 30, 2011 were impacted by a higher net loss and write downs of foreclosed real estate of $1.1 million, compared to $122,000 for the same period in 2010 and a lower provision for loan losses of $5.9 million for the nine months ended September 30, 2011 compared to $14.4 million for the same period in 2010 when the previously reported loan fraud was discovered. The Company also experienced a decrease in net interest margin of 9 basis points to 3.90% for the nine month period ending September 30, 2011 compared to the same period in 2010.

Net Interest Income. Net interest income decreased by $1.2 million to $16.8 million for the nine month period ended September 30, 2011. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets and a decrease in those assets. Average total interest-earning assets were $580.3 million in the first nine months of 2011 compared with $602.0 million during the same period in 2010 and the yield on those assets decreased 22 basis points from 5.62% to 5.40%. Total interest income reversed on loans transferred to non-accrual status for the nine months ended September 30, 2011 and 2010 was $183,000 and $234,000, respectively, or 3 and 4 basis points on average interest-earning assets for the respective periods mentioned.

The Company’s average interest-bearing liabilities decreased by $10.5 million to $500.3 million for the nine months ended September 30, 2011 from $510.8 million for the same period one year earlier and the cost of those funds decreased from 1.92% to 1.74% or 18 basis points. During the first nine months of 2011, the Company’s net interest margin was 3.90% and net interest spread was 3.66%. For the same period in 2010, net interest margin was 3.99% and net interest spread was 3.70%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The Company recorded a $5.9 million provision for loan losses in the first nine months of 2011, representing a decrease of $8.5 million from the $14.4 million provision made in the same period of 2010 when the previously reported loan fraud was discovered.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2011 was $2.2 million, an increase of $201,000 from the same period in 2010. Service charges on deposit accounts decreased $126,000 to $1.1 million for the nine months ended September 30, 2011 compared to $1.2 million for the same period for 2010. Mortgage fee income decreased $20,000 to $134,000 for the nine months ended September 30, 2011 as compared to the same period in 2010. Other non-deposit fees and income increased $347,000 to $921,000 for the nine months ended September 30, 2011 as compared to the same period in 2010, primarily as a result of $247,000 in consideration received in connection with the resolution of a loan participation transaction that was related to the previously reported loan fraud. The Bank intends to continue to pursue all possible avenues of collection.

Non-Interest Expenses. Non-interest expenses increased by $689,000 to $14.5 million for the nine months ended September 30, 2011, from $13.8 million for the same period in 2010.

The following are highlights of the significant differences in non-interest expenses during the first nine months of 2010 versus the same period 2011:

•

Personnel expenses decreased $297,000 to $6.7 million for the nine months ended September 30, 2011 compared to $7.0 million for the same period in 2010 primarily as the result of a decrease in staff size to 114 at September 30, 2011 compared to 137 at September 30, 2010.

•

Information systems expenses decreased by $47,000 to $1.2 million for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily as a result of the 2010 costs pertaining to the Company’s core processing system conversion not being a recurring expense.

•

Net loss on sale and write downs of foreclosed real estate increased by $937,000 to $1.1 million for the nine months ended September 30, 2011 compared to the same period for 2010, primarily as a result of obtaining current market appraisals and accelerated liquidation of foreclosed real estate.

Provision for Income Taxes. The Company’s effective tax rate was (48.5%) for the nine months ended September 30, 2011 as a result of permanent tax differences that were in excess of taxable income and (38.5%) for the same period in 2010.

In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends and projected earnings, and asset quality, etc. As of September 30, 2011 and December 31, 2010, management concluded that the net deferred tax assets were fully realizable.

The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 24.21% of total assets at September 30, 2011.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Company has established, as of September 30, 2011, new credit lines with other financial institutions to purchase up to $44.0 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $26.1 million of qualifying loans is pledged to the FHLB to secure borrowings. At September 30, 2011, the Company had $4.0 million outstanding in FHLB advances. Another source of short-term borrowings is securities sold under agreements to repurchase. At September 30, 2011, total borrowings consisted of securities sold under agreements to repurchase of $21.9 million and junior subordinated debentures of $12.4 million.

Total deposits were $527.2 million at September 30, 2011. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 62.55% of total deposits at September 30, 2011. Time deposits of $100,000 or more represented 31.52% of the Company’s total deposits at September 30, 2011. At quarter end, the Company had no brokered time deposits and $2.6 million in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. New Century Bancorp maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances plus taxes receivable will provide adequate liquidity for the Company’s current cash flow needs. Chapter 53, Article 7 of the North Carolina General Statutes prohibits banks, including New Century Bank, from declaring and paying dividends at any time during the period that a bank has an accumulated deficit. At September 30, 2011, the Bank has an accumulated deficit of $1.7 million.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 7.94% at September 30, 2011.

Effective June 10, 2011, the Board of Directors of New Century Bank entered into a Memorandum of Understanding (“MOU”) with the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks. The MOU represents an informal agreement between the Board of Directors of New Century Bank, the Regional Director of the FDIC’s Atlanta Regional Office and the North Carolina Commissioner of Banks and requires that New Century Bank’s management take certain actions to improve the bank’s lending function. The Memorandum also requires the Bank to maintain minimum Tier 1 Leverage and Total Risk Based Capital Ratios of 8.0% and 11.5%, respectively, during the life of the Memorandum. The Memorandum also restricts the ability of the Bank to grow its total assets at a rate in excess of 10% per year or to declare cash dividends without the prior approval of the Commissioner and the FDIC.

The Bank intends to comply fully with all terms of the MOU.

As the following table indicates, at September 30, 2011, the Company and related Bank subsidiary both exceeded minimum regulatory capital requirements as specified in the tables below.

New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement

Total risk-based capital ratio	12.78%	8.00%
Tier 1 risk-based capital ratio	11.52%	4.00%
Leverage ratio	8.78%	4.00%

New Century Bank	Actual Ratio	Regulatory Minimum Requirement	Well-Capitalized Requirement

Total risk-based capital ratio	12.44%	11.50%	10.00%
Tier 1 risk-based capital ratio	11.17%	8.00%	6.00%
Leverage ratio	8.50%	8.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of September 30, 2011. The Company is currently required to obtain prior regulatory approval before making interest payments on its outstanding junior subordinated debentures.

Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future.

Legal Proceedings

The Company is not currently engaged in, nor are any of its properties subject to, any material legal proceedings. From time to time, the Bank is a party to legal proceedings within the ordinary course of business wherein it enforces its security interest in loans, and other matters of similar nature.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the third quarter of 2011. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, in XBRL(eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.

Date: November 9, 2011	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: November 9, 2011	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President and Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, in XBRL(eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.