Form 10-K
period 2011-12-31
NEW CENTURY BANCORP INC
filed 2012-03-28
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $31,763,499.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date 6,913,636 shares outstanding as of March 20, 2012.

Documents Incorporated by Reference.

Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders as filed pursuant to Section 14 of the Securities Exchange Act of 1934, incorporated into Part III of this Form 10-K

FORM 10-K CROSS-REFERENCE INDEX

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

The Board of Directors of New Century Bancorp as well as the boards of directors of New Century Bank and New Century Bank South, voted to merge the two banks in early 2008. The merger was completed on March 28, 2008. The merged bank is called New Century Bank and the headquarters and operations center of the merged bank are in Dunn, North Carolina. A 16-member holding company board also serves as the board of directors of the Bank.

The Bank operates for the primary purpose of serving the banking needs of individuals and small to medium-sized businesses in its market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer, mortgage and personal loans, and other associated financial services.

Primary Market Area

The Registrant’s market area consists of southeastern North Carolina which includes Hoke, Cumberland, Sampson, Robeson, Wayne, Harnett, Pender and Bladen County. The Registrant’s market area has a population of over 970,000 with an average household income of over $45,000.

Total deposits in the Registrant’s market area exceeded $8.4 billion at June 30, 2011. The leading economic components of Harnett County are services, manufacturing, and retail trade. Cumberland County’s leading sector is federal government and military, followed by services and retail trade. In Sampson County, leading sectors include manufacturing, services, and state and local government. Wayne County’s leading sectors are federal government and military services, retail trade and agriculture. The largest employers in the Registrant’s market area include Goodyear Tire Company, Cape Fear Valley Medical Center, Smithfield Foods Inc. and the United States Military.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. As of June 30, 2011, data provided by the FDIC Deposit Market Share Report indicated that, within the Registrant’s market area, there were 228 offices of 23 other commercial and savings institutions (23 in Harnett County, 49 in Pitt County, 4 in Hoke County, 69 in Cumberland County, 32 in Robeson County, 16 in Sampson County, and 35 in Wayne County).

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of Registrant’s competitors. In addition, as a result of interstate banking and the recent economic recession, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina.

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

Employees

As of December 31, 2011, the Registrant employed 113 full time equivalent employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes relations with its employees to be good.

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

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). The Federal Reserve released a final rule on February 9, 2011 (effective on April 1, 2011) which requires a “banking entity,” a term that is defined to include bank holding companies like the Registrant, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (1) July 21, 2012, or (2) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the Federal Reserve. On October 11, 2011, the federal banking agencies released for comment proposed regulations implementing the Volcker Rule. The public comment period closed on February 13, 2012. The proposal has been criticized and there is no consensus as to what the provisions will ultimately include. The Registrant will be reviewing the implications of the interagency rules on its investments once those rules are issued and will plan for any adjustments of its activities or its holdings in order to be in compliance by the announced compliance date.

A number of other provisions under the Dodd-Frank Act remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact our business. However, we believe that certain aspects of the legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

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

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011, the FDIC issued a new regulation implementing these revisions to the assessment system. The regulation went into effective April 1, 2011.

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

On December 30, 2009, the Bank paid a $3.1 million prepaid assessment, creating a prepaid expense with a zero risk-weighting for risk-based regulatory capital purposes. On a quarterly basis after December 31, 2009, the Bank will expense its regular quarterly assessment and record an offsetting credit to the prepaid assessment asset until the asset is exhausted. If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the Bank.

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

Effective June 10, 2011, the Board of Directors of New Century Bank entered into a Memorandum of Understanding (“MOU”) with the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks. The MOU represents an informal agreement between the Board of Directors of New Century Bank, the Regional Director of the FDIC’s Atlanta Regional Office and the North Carolina Commissioner of Banks and requires that New Century Bank’s management take certain actions to improve the bank’s lending function. The Memorandum also requires the Bank to maintain minimum Tier 1 Leverage and Total Risk Based Capital Ratios of 8.0% and 11.5%, respectively, during the life of the Memorandum. The Memorandum also restricts the ability of the Bank to grow its total assets at a rate in excess of 10% per year or to declare cash dividends without the prior approval of the Commissioner and the FDIC. As of December 31, 2011, the Registrant was classified as well capitalized with Leverage Ratio, Tier 1, and Total Risk-Based Capital of 9.14%, 12.22%, and 13.49%, respectively. Also, as of December 31, 2011, the Bank was classified as well capitalized with Leverage Ratio, Tier 1, and Total Risk-Based Capital of 8.87%, 11.88%, and 13.14%, respectively.

The Bank intends to comply fully with all terms of the MOU.

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

The following table shows the Bank’s actual capital ratios and the required capital ratios for the various prompt corrective action categories as of December 31, 2011.

	Actual	Well Capitalized	Adequately Capitalized		Undercapitalized	Significantly Undercapitalized	Regulatory Minimum Requirement
Total risk-based capital ratio	13.14%	10.0% or more	8.0% or more		Less than 8.0%	Less than 6.0%	11.50% or more
Tier 1 risk-based capital ratio	11.88%	6.0% or more	4.0% or more		Less than 4.0%	Less than 3.0%	8.00% or more
Leverage ratio	8.87%	5.0% or more	4.0% or more	*	Less than 4.0% *	Less than 3.0%	8.00% or more

*	3.0% if institution has the highest regulatory rating and meets certain other criteria.

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

Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the “CDRI Act”), each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The interagency guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for the documentation of loans, credit underwriting, interest rate risk exposure, asset growth, and information security. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank substantially meets all the standards adopted in the interagency guidelines.

Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act (“CRA”). The purpose of the CRA is to encourage financial institutions to help meet the credit needs of their entire communities, including the needs of low-and moderate-income neighborhoods.

The federal banking agencies have implemented an evaluation system that rates an institution based on its asset size and actual performance in meeting community credit needs. Under these regulations, the institution is first evaluated and rated under two categories: a lending test and a community development test. For each of these tests, the institution is given a rating of either “outstanding,” “high satisfactory,” “low satisfactory,” “needs to improve,” or “substantial non-compliance.” A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings currently given are: “outstanding,” “satisfactory,” “needs to improve” or “substantial non-compliance.”

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

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $1.2 million at December 31, 2011. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the FRB, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $25.0 million up to $55.2 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2011, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 23.2% of total deposits and short-term borrowings at December 31, 2011, which management believes is adequate.

Dividend Restrictions. Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. In addition, under North Carolina law, the Bank may declare and pay dividends only out of retained earnings. The FDIC and the Commissioner have the power to further restrict the payment of dividends by the Bank which is further outlined in the previously mentioned MOU.

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. In addition, the Bank has an internal policy that loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank. Under the internal policy, the Bank’s loans to one borrower were limited to $8.5 million at December 31, 2011.

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

The merger or consolidation of the Registrant with another bank, or the acquisition by the Registrant of assets of another bank, or the assumption of liability by the Registrant to pay any deposits in another bank, will require the prior written approval of the primary federal bank regulatory agency of the acquiring or surviving bank under the federal Bank Merger Act. The decision is based upon a consideration of statutory factors similar to those outlined above with respect to the Bank Holding Company Act. In addition, in certain such cases, an application to, and the prior approval of, the Federal Reserve Board under the Bank Holding Company Act and/or the North Carolina Banking Commission may be required.

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

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Registrant’s ability to pay cash dividends depends upon the cash dividends the Registrant receives from the Bank. At present, the Registrant’s only source of income is dividends paid by the Bank and interest earned on any investment securities the Registrant holds. The Registrant must pay all of its operating expenses from funds it receives from the Bank. Therefore, shareholders may receive dividends from the Registrant only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings where the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the Bank to the Company will be impacted by restrictions outlined in the previously mentioned MOU.

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

In addition, in March 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the Securities and Exchange Commission, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. Specifically, the proposed rule would require compensation practices of the Registrant and the Bank to be consistent with the following principles: (1) compensation arrangements appropriately balance risk and financial reward; (2) such arrangements are compatible with effective controls and risk management; and (3) such arrangements are supported by strong corporate governance. In addition, financial institutions with $1 billion or more in assets would be required to have policies and procedures to ensure compliance with the rule and would be required to submit annual reports to their primary federal regulator. The comment period has closed and a final rule has not yet been published.

Future Legislation

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant’s operations.

ITEM 1A – RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2 - PROPERTIES

The following table sets forth the location of the main office, branch offices, and operation centers of the Registrant’s subsidiary depository institution, New Century Bank, as well as certain information relating to these offices. The Registrant is currently party to a definitive agreement to sell its offices in Pembroke and Raeford, North Carolina, subject to certain conditions and regulatory approvals.

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

ITEM 3 - LEGAL PROCEEDINGS

As of December 31, 2011 there are no material pending legal proceedings to which the Registrant, or any of its subsidiaries, is a party, or of which any of their property is the subject.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Market under the trading symbol “NCBC.” Raymond James & Associates, Inc., Morgan Keegan & Company, McKinnon & Company, Automated Trading Desk Financial Services, B-Trade Services, Citadel Securities, Domestic Securities, Hill Thompson Magid & Company, Hudson Securities, J. P. Morgan Securities, Knight Capital Americas, L.P., Monroe Securities, UBS Securities, Sandler O’Neill & Partners, L.P., and Scott & Stringfellow provide bid and ask quotes for our common stock. At December 31, 2011, there were 6,860,367 shares of common stock outstanding, which were held by 1,381 shareholders of record.

	Sales Prices
	High	Low
2011
First Quarter	$6.00	$4.35
Second Quarter	5.75	4.45
Third Quarter	4.99	3.00
Fourth Quarter	3.62	1.84

2010
First Quarter	$6.23	$4.25
Second Quarter	6.44	5.25
Third Quarter	6.17	3.19
Fourth Quarter	5.00	3.71

The Registrant did not declare or pay cash dividends during 2011 and 2010 and it is not currently anticipated that cash dividends will be declared and paid to shareholders at any time in the foreseeable future. As a provision of the previously mentioned MOU, the Bank and the Registrant require prior regulatory approval to make dividend payments.

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the year ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Operating Data:
Total interest income	$30,383	$33,610	$33,030	$35,237	$41,599
Total interest expense	8,425	9,680	13,122	17,372	20,653

Net interest income	21,958	23,930	19,908	17,865	20,946
Provision for loan losses	6,218	15,634	5,472	4,283	5,974

Net interest income after provision for loan losses	15,740	8,296	14,436	13,582	14,972
Total non-interest income	2,817	2,678	3,098	3,124	3,977
Impairment of goodwill	-	-	8,674	-	-
Total non-interest expense	19,105	19,213	17,375	17,138	16,337

Income (loss) before income taxes	(548)	(8,239)	(8,515)	(432)	2,612
Provision for income taxes (benefit)	(385)	(3,284)	(73)	(239)	953

Net income (loss)	$(163)	$(4,955)	$(8,442)	$(193)	$1,659

Per Share Data:
Earnings (loss) per share - basic	$(.02)	$(.72)	$(1.24)	$(.03)	$.25
Earnings (loss) per share - diluted	(.02)	(.72)	(1.24)	(.03)	.24
Market Price
High	6.00	6.44	7.67	10.21	16.33
Low	1.84	3.19	3.81	4.90	8.25
Close	2.00	4.98	4.75	5.00	8.25
Book value	7.22	7.19	7.96	9.17	9.09
Tangible book value	7.14	7.09	7.83	7.76	7.63

Selected Year-End Balance Sheet Data:
Loans, gross of allowance	$417,624	$470,484	$481,176	$460,626	$442,875
Allowance for loan losses	10,034	10,015	10,359	8,860	8,314
Other interest-earning assets	128,800	109,685	107,360	99,908	100,292
Goodwill and core deposit intangible	545	699	853	9,680	9,834
Total assets	589,651	626,896	630,419	605,767	591,025
Deposits	501,377	534,599	540,262	505,119	498,122
Borrowings	36,249	40,038	32,936	35,547	29,339
Shareholders’ equity	49,546	49,692	54,409	62,659	61,173

Selected Average Balances:
Total assets	$624,015	$644,904	$630,521	$599,913	$583,809
Loans, gross of allowance	451,358	484,647	471,059	451,558	449,799
Total interest-earning assets	565,867	599,152	578,372	554,798	539,526
Goodwill and core deposit intangible	621	775	9,578	9,756	9,910
Deposits	533,000	548,768	527,844	504,188	493,989
Total interest-bearing liabilities	494,520	511,031	498,831	468,044	450,466
Shareholders’ equity	50,094	54,750	63,584	62,107	59,888

Selected Performance Ratios:
Return on average assets	(.03)%	(.77)%	(1.34)%	(.03)%	.28%
Return on average equity	(.33)%	(9.05)%	(13.28)%	(.31)%	2.77%
Net interest margin (4)	3.91%	4.03%	3.49%	3.27%	3.93%
Net interest spread (4)	3.70%	3.75%	3.12%	2.69%	3.18%
Efficiency ratio (1)	77.10%	72.71%	75.52%	81.00%	65.40%

Asset Quality Ratios:
Nonperforming loans to period-end loans (2)	4.70%	2.60%	3.34%	1.85%	1.13%
Allowance for loan losses to period-end loans (3)	2.40%	2.13%	2.15%	1.92%	1.88%
Net loan charge-offs to average loans	1.37%	3.30%	0.84%	0.82%	1.15%

	At or for the year ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Capital Ratios:
Total risk-based capital	13.49%	13.04%	13.89%	14.43%	14.77%
Tier 1 risk-based capital	12.22%	11.78%	12.63%	13.18%	13.51%
Leverage ratio	9.14%	9.40%	10.02%	10.66%	10.77%
Tangible equity to assets	8.31%	7.82%	8.49%	8.75%	8.69%
Equity to assets ratio	8.40%	7.93%	8.63%	10.34%	10.35%

Other Data:
Number of banking offices	9	9	9	10	10
Number of full time equivalent employees	113	135	133	132	144

(1)	Efficiency ratio is calculated as non-interest expenses divided by the sum of net interest income and non-interest income, excluding goodwill impairment.
(2)	Nonperforming loans consist of non-accrual loans and restructured loans.
(3)	Allowance for loan losses to period-end loans ratio excludes loans held for sale
(4)	Fully taxable equivalent basis

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

DESCRIPTION OF BUSINESS

The Company is a commercial bank holding company that was incorporated on September 19, 2003 and has one wholly-owned banking subsidiary, New Century Bank (referred to as the “Bank”), which became a subsidiary of the Company as part of a holding company reorganization. In September 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of the Bank. New Century Statutory Trust I is not a consolidated subsidiary of the Company. The Company’s only business activity is the ownership of the Bank. Accordingly, this discussion focuses primarily on the financial condition and operating results of the Bank.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

YEARS ENDED DECEMBER 31, 2011 AND 2010

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars are in thousands, except share and per share data)
2011
Interest Income	$7,915	$7,798	$7,584	$7,086
Interest Expense	2,240	2,193	2,089	1,903

Net Interest Income	5,675	5,605	5,495	5,183
Provision for loan losses	1,164	2,542	2,194	319

Net interest income after provision for loan losses	4,511	3,063	3,301	4,864
Non interest income	641	892	643	642
Non interest expense	5,079	5,339	4,114	4,574

Income (loss) before taxes	73	(1,384)	(170)	932
Income taxes (benefit)	(48)	(523)	(148)	333

Net income (loss)	$121	$(861)	$(22)	$599

Net income (loss) per share
Basic	$.02	$(.13)	$(.00)	$.09
Diluted	.02	(.13)	(.00)	.09
Average shares outstanding
Basic	6,913,636	6,913,636	6,861,034	6,860,367
Diluted	6,913,653	6,913,636	6,861,034	6,860,367

2010
Interest Income	$8,333	$8,524	$8,428	$8,327
Interest Expense	2,446	2,434	2,439	2,361

Net Interest Income	5,887	6,090	5,989	5,966
Provision for loan losses	1,270	639	12,457	1,267

Net interest income after provision for loan losses	4,617	5,451	(6,468)	4,699
Non interest income	667	670	648	686
Non interest expense	4,606	4,497	4,746	5,357

Income (loss) before taxes	678	1,624	(10,566)	28
Income taxes (benefit)	221	549	(3,955)	(97)

Net income (loss)	$457	$1,075	$(6,611)	$125

Net income (loss) per share
Basic	$.07	$.16	$(.96)	$.02
Diluted	.07	.16	(.96)	.02
Average shares outstanding
Basic	6,837,952	6,846,437	6,908,466	6,913,636
Diluted	6,845,714	6,862,095	6,908,466	6,913,636

The quarterly financial data may not aggregate to annual amounts due to rounding.

FINANCIAL CONDITION

DECEMBER 31, 2011 AND 2010

Overview

Total assets at December 31, 2011 were $589.7 million, which represents a decrease of $37.2 million or (5.9)% from December 31, 2010. Earning assets at December 31, 2011 totaled $536.4 million and consisted of $407.6 million in net loans, $67.9 million in investment securities, $58.6 million in overnight investments and interest-bearing deposits in other banks and $2.3 million in non-marketable equity securities. Total deposits and shareholders’ equity at December 31, 2011 were $501.4 million and $49.5 million, respectively.

Investment Securities

Investment securities decreased to $67.9 million from $89.9 million at December 31, 2011. The Company’s investment portfolio at December 31, 2011, which consisted of U.S. government agency securities, mortgage-backed securities and bank-qualified municipal securities, aggregated $67.9 million with a weighted average taxable equivalent yield of 2.91%. The Company also holds an investment of $1.2 million in the form of Federal Home Loan Bank Stock with a weighted average yield of 0.81%. The investment portfolio decreased $22.0 million in 2011, the result of $16.2 million in purchases, $37.1 million of maturities and prepayments and a decrease of $0.6 million in the market value of securities held available for sale and net accretion of investment discounts. There were also $0.5 million in sales of investment securities during 2011.

The following table summarizes the securities portfolio by major classification:

Securities Portfolio Composition

(dollars are in thousands)

	Amortized Cost	Fair Value	Tax Equivalent Yield
U. S. government agency securities:
Due within one year	$13,508	$13,614	1.77%
Due after one but within five years	12,577	12,798	1.37%

	26,085	26,412	1.58%

Mortgage-backed securities:
Due within one year	1,858	1,914	3.69%
Due after one but within five years	29,584	30,816	3.60%
Due after five but within ten years	2,429	2,439	2.45%

	33,871	35,169	3.54%

State and local governments:
Due after one but within five years	1,369	1,439	4.41%
Due after five but within ten years	2,691	2,978	5.18%
Due after ten years	1,747	1,856	6.01%

	5,807	6,273	5.25%

Total securities available for sale:
Due within one year	15,366	15,528	1.99%
Due after one but within five years	43,530	45,053	2.99%
Due after five but within ten years	5,120	5,417	3.90%
Due after ten years	1,747	1,856	6.01%

	$65,763	$67,854	2.91%

Loans Receivable

The loan portfolio at December 31, 2011 totaled $417.6 million and was comprised of $377.2 million in real estate loans, $33.1 million in commercial and industrial loans, and $7.7 million in loans to individuals. Also included in loans outstanding is $347,000 in net deferred loan fees.

The following table describes the Company’s loan portfolio composition by category:

	At December 31,
	2011		2010		2009		2008		2007
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(dollars in thousands)
Real estate loans:
1 to 4 family residential	$52,182	12.5%	$60,385	12.8%	$69,995	14.5%	$67,353	14.6%	$61,738	13.9%
Commercial real estate	192,047	46.0%	193,502	41.1%	195,165	40.6%	169,856	36.9%	132,649	30.0%
Multi-family residential	23,377	5.6%	30,088	6.4%	22,580	4.7%	18,744	4.1%	13,379	3.0%
Construction	70,846	16.9%	84,550	18.0%	70,736	14.7%	65,807	14.3%	84,795	19.1%
Home equity lines of credit	38,702	9.3%	39,938	8.5%	38,482	8.0%	41,352	9.0%	42,016	9.5%

Total real estate loans	377,154	90.3%	408,463	86.8%	396,958	82.5%	363,112	78.9%	334,577	75.5%

Other loans:
Commercial and industrial	33,146	8.0%	49,437	10.5%	70,747	14.7%	76,936	16.7%	81,832	18.5%
Loans to individuals & overdrafts	7,671	1.8%	12,967	2.8%	13,766	2.9%	20,916	4.5%	26,756	6.0%

Total other loans	40,817	9.8%	62,404	13.3%	84,513	17.6%	97,852	21.2%	108,588	24.5%

Less:
Deferred loan origination (fees) cost, net	(347)	(.1)%	(383)	(.1)%	(295)	(0.1)%	(338)	(0.1)%	(290)	(0.1)%

Total loans	417,624	100%	470,484	100.0%	481,176	100.0%	460,626	100.0%	442,875	100.0%

Allowance for loan losses	(10,034)		(10,015)		(10,359)		(8,860)		(8,314)

Total loans, net	$407,590		$460,469		$470,817		$451,766		$434,561

During 2011, loans receivable decreased by $52.9 million, or 11.5%, to $407.6 million as of December 31, 2011. The decline in loans during the year is attributable to reduced loan demand in the Company’s markets and to net loan charge-offs of nearly $6.2 million.

The majority of the Company’s loan portfolio is comprised of real estate loans. This category, which includes both commercial and consumer loan balances, increased from 86.8% of the portfolio at December 31, 2010 to 90.3% at December 31, 2011. Total real estate loans decreased by $31.3 million during the year as result of a $13.7 million decrease in construction loans, an $8.2 million decrease in 1 to 4 family residential loans, and a $6.7 million decrease in multi-family residential loans with the remaining decrease of $2.7 million in commercial real estate loans and home equity lines of credit. The most significant shift in the overall portfolio was in the commercial and industrial category, which declined by $16.3 million primarily as a result of loan repayments which exceeded the loan demand from borrowers.

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

ADC Loans

As of December 31, 2011

(dollars are in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$49,958	$20,888	$70,846
Average Loan Size	$174	$307
Percentage of total loans	11.96%	5.00%	16.96%
Non-accrual loans	$596	$3,172	$3,768

At December 31, 2011, total ADC loans represent 16.96% or $70.8 million of the total loan portfolio, of which $3.8 million of the ADC portfolio is in nonaccrual status. This represents 5.3% of all ADC loans. Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

Included in ADC loans and residential real estate loans as of December 31, 2011 were certain loans that exceeded regulatory loan to value (“LTV”) guidelines. The Company had $13.3 million in non 1-4 residential loans that exceeded the regulatory LTV limits and $12.5 million of 1-4 residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 43.8% of total risk based capital as of December 31, 2011, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market continues to soften for both market activity and collateral valuations.

ADC Loans

As of December 31, 2010

(dollars are in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$60,043	$24,507	$84,550
Average Loan Size	$170	$345
Percentage of total loans	12.76%	5.21%	17.97%
Non-accrual loans	$510	$428	$938

At December 31, 2010, total ADC loans represented 17.97%, or $84.6 million, of the total loan portfolio. Less than $1.0 million of the ADC portfolio was in non-accrual status as of December 31, 2010, which represented 1.11% of all ADC loans.

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

The tables below set forth, for the periods indicated, information about the Company’s business sector concentrations.

	At December 31, 2011 (In thousands)	% of Risk Based Capital
1 to 4 Family Rental	$22,195	38%
Office Building	$27,350	46%

At December 31, 2011 the Company exceeded the 40% guideline in the Office Building product type group. The Office Buildings were 46% of Risk-Based Capital or $27.4 million. All other commercial real estate groups were under the 40% threshold.

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

Geographic Concentrations

Certain risks exist arising from geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and home equity lines of credit (“HELOC”) loans at December 31, 2011.

	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)
Harnett County	$5,637	8.0%	$7,432	19.2%
Cumberland County	18,424	26.0%	6,652	17.2%
All other locations	46,785	66.0%	24,618	63.6%

Total	$70,846	100.0%	$38,702	100.0%

Below is a table showing geographic concentrations for ADC and HELOC loans at December 31, 2010.

	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)
Harnett County	$6,029	7.1%	$7,572	19.0%
Cumberland County	26,113	30.9%	5,142	12.9%
All other locations	52,408	62.0%	27,224	68.1%

Total	$84,550	100.0%	$39,938	100.0%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At December 31, 2011, the Company had $125.8 million in loans that had terms permitting interest only payments. This represented 30.1% of the total loan portfolio. At December 31, 2010, the Company had $140.6 million in loans that had terms permitting interest only payments. This represented 29.9% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio are interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit concentrations totaled $48.6 million or 11.6% of total loans at December 31, 2011 compared to $52.1 million or 11.1% of total loans at December 31, 2010. The Company’s ten largest customer loan relationship concentrations totaled $68.3 million, or 16.4% of total loans, at December 31, 2011 compared to $72.1 million, or 15.3% of total loans at December 31, 2010. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the capital position of the Company.

Maturities and Sensitivities of Loans to Interest Rates

The following table presents the maturity distribution of the Company’s loans at December 31, 2011. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate:

	At December 31, 2011
	Due within one year	Due after one year but within five years	Due after five years	Total
	(dollars in thousands)
Fixed rate loans:
1 to 4 family residential	$15,390	$25,521	$663	$41,574
Commercial real estate	29,788	79,200	17,271	126,259
Multi-family residential	1,560	15,628	25	17,213
Construction	700	7,924	116	8,740
Home equity lines of credit	-	125	-	125
Commercial and industrial	5,468	8,869	169	14,506
Loans to individuals & overdrafts	1,247	3,057	61	4,365

Total at fixed rates	54,153	140,324	18,305	212,782

Variable rate loans:
1 to 4 family residential	3,508	4,415	810	8,733
Commercial real estate	16,740	35,613	3,010	55,363
Multi-family residential	3,312	2,852	-	6,164
Construction	42,584	15,450	-	58,034
Home equity lines of credit	179	91	37,403	37,673
Commercial and industrial	13,067	5,057	345	18,469
Loans to individuals & overdrafts	1,716	644	770	3,130

Total at variable rates	81,106	64,122	42,338	187,566

Subtotal	135,259	204,446	60,643	400,348
Non-accrual loans	10,490	5,169	1,964	17,623

Gross loans	$145,749	$209,615	$62,607

Deferred loan origination (fees) costs, net				(347)

Total loans				$417,624

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may require a principal reduction or modify other terms of the loan at the time of renewal.

Past Due Loans and Nonperforming Assets

At December 31, 2011, the Company had $4.2 million in loans that were 30 days or more past due. This represented 1.02% of gross loans outstanding on that date. This is an increase from December 31, 2010 when there were $2.1 million in loans that were past due 30 days or more, or 0.46% of gross loans outstanding. Non-accrual loans increased by $7.0 million from $10.6 million at December 31, 2010 to $17.6 million at December 31, 2011. As of December 31, 2011, the Company had 21 loans totaling $9.1million that were considered to be troubled debt restructured of which eight loans totaling $2.0 million were still accruing interest. At December 31, 2010, the Company had ten loans totaling $3.3 million that were considered to be troubled debt restructured of which two loans totaling $1.7 million were still accruing. There were three loans totaling $108,000 that were over 90 days past due and still accruing interest at December 31, 2011. There were no loans 90 days or more past due and still in accruing at December 31, 2010.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	As December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Non-accrual loans	$17,623	$10,562	$16,048	$8,630	$5,007
Restructured loans	2,013	1,688	-	-	-

Total non-performing loans	19,636	12,250	16,048	8,630	5,007

Foreclosed real estate	3,031	3,655	2,530	2,799	542
Repossessed assets	-	-	-	-	34

Total non-performing assets	$22,667	$15,905	$18,578	$11,429	$5,583

Accruing loans past due 90 days or more	$109	$-	$-	$-	$1
Allowance for loan losses	$10,034	$10,015	$10,359	$8,860	$8,314
Non-performing loans to period end loans	4.70%	2.60%	3.34%	1.87%	1.13%
Non-performing loans and accruing loans past due 90 days or more to period end loans	4.73%	2.60%	3.34%	1.87%	1.13%
Allowance for loans losses to period end loans	2.40%	2.13%	2.15%	1.92%	1.88%
Allowance for loan losses to non-performing loans	51%	82%	65%	103%	166%
Allowance for loan losses to non-performing assets	44%	63%	56%	78%	149%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	44%	63%	56%	78%	149%
Non-performing assets to total assets	3.84%	2.54%	2.95%	1.89%	0.94%
Non-performing assets and accruing loans past due 90 days or more to total assets	3.86%	2.54%	2.95%	1.89%	0.94%

The Company had $5.2 million in loans that were considered to be impaired for reasons other than their past due status. In total, there were $24.8 million of loans that were considered to be impaired at December 31, 2011 which is an $8.3 million increase compared to $16.5 million at December 31, 2010. Impaired loans have been evaluated by management in accordance with Accounting Standards Codification (“ASC”) 310 and $1.5 million has been included in the allowance for loan losses as of December 31, 2011 for these loans. All troubled debt restructured and other non-performing loans are included within impaired loans as of December 31, 2011.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through provisions for loan losses charged to expense and represents management’s best estimate of probable loans losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated losses and risk inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of reserves is designed to account for changes in credit quality as they occur. The provision for loan losses reflect loan quality trends, including the levels of and trends related to past due loans and economic conditions at the local and national levels. It also considers the quality and risk characteristics of the Company’s loan origination and servicing policies and practices. Included in the allowance are specific reserves on loans that are considered to be impaired which are identified and measured in accordance with ASC 310.

The following table presents the Company’s allowance for loan losses as a percentage of loans at December 31 for the years indicated.

	At December 31,
	2011	% of Total loans	2010	% of Total loans	2009	% of Total loans	2008	% of Total loans	2007	% of Total loans
					(dollars in thousands)
1 to 4 family residential	$1,597	12.49%	$2,483	12.83%	$1,854	14.55%	$1,437	14.62%	$682	13.94%
Commercial real estate	4,771	45.98%	3,111	41.13%	4,281	40.56%	2,761	36.88%	2,135	29.95%
Multi- family residential	127	5.60%	640	6.40%	200	4.69%	115	4.07%	64	3.02%
Construction	1,540	16.96%	349	17.97%	629	14.70%	1,039	14.29%	586	19.15%
Home equity lines of credit	1,186	9.27%	850	8.49%	1,189	8.00%	499	8.97%	319	9.49%
Commercial and industrial	719	7.94%	1,052	10.51%	1,699	14.70%	2,381	16.70%	4,270	18.52%
Loans to individuals & overdrafts	94	1.84%	1,530	2.76%	501	2.86%	563	4.54%	221	6.04%
Deferred loan origination (fees) cost, net	-	(0.08)%	-	(0.09)%	-	(0.06)%	-	(0.07)%	-	(0.11)%

		100.00%		100.00%		100.00%		100.00%		100.00%
Total allocated	10,034		10,015		10,353		8,795		8,277
Unallocated	-		-		6		65		37

Total	$10,034		$10,015		$10,359		$8,860		$8,314

The allowance for loan losses increased by 0.27% during 2011 to 2.40% of gross loans at December 31, 2011 from 2.13% at December 31, 2010. The change in the allowance during 2011 resulted from net charge-offs of nearly $6.2 million, offset by provisions for loan losses of $6.2 million. General reserves totaled $8.5 million or 2.04% of gross loans outstanding as of December 31, 2011, an increase from year-end 2010 when they totaled $6.7 million or 1.42% of loans outstanding. At December 31, 2011, specific reserves on impaired loans constituted $1.5 million or 0.36% of gross loans outstanding compared to $3.3 million or 0.71% of loans outstanding as of December 31, 2010.

The following table presents information regarding changes in the allowance for loan losses in detail for the years indicated:

	As of December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Allowance for loan losses at beginning of year	$10,015	$10,359	$8,860	$8,314	$7,496
Provision for loan losses	6,218	15,634	5,472	4,283	5,974

	16,233	25,993	14,332	12,597	13,470

Loans charged off:
Commercial and industrial	(4,116)	(11,967)	(2,932)	(2,836)	(3,878)
Construction	(993)	(464)	(168)	(118)	(130)
Commercial real estate	(2,970)	(2,811)	-	-	(572)
Multi-family residential	-	-	-	-
Home equity lines of credit	(661)	(496)	(404)	(448)	(127)
1 to 4 family residential	(1,512)	(2,254)	(567)	(678)	(471)
Loans to individuals & overdrafts	(170)	(421)	(352)	(270)	(626)

Total charge-offs	(10,422)	(18,413)	(4,423)	(4,350)	(5,804)

Recoveries of loans previously charged off:
Commercial and industrial	3,765	1,121	325	373	325
Construction	12	137	12	33	4
Multi-family residential	-	-	-	-	-
Commercial real estate	60	1,023	-	-	37
Home equity lines of credit	52	44	7	-	-
1 to 4 family residential	247	15	69	145	119
Loans to individuals & overdrafts	87	95	37	62	163

Total recoveries	4,223	2,435	450	613	648

Net charge-offs	(6,199)	(15,978)	(3,973)	(3,737)	(5,156)

Allowance for loan losses at end of year	$10,034	$10,015	$10,359	$8,860	$8,314

Ratios:
Net charge-offs as a percent of average loans	1.37%	3.30%	0.84%	0.83%	1.15%
Allowance for loan losses as a percent of loans at end of year	2.40%	2.13%	2.15%	1.92%	1.88%

While the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making determinations regarding the allowance.

Management believes the level of the allowance for loan losses as of December 31, 2011 is appropriate in light of the risk inherent within the Company’s loan portfolio.

Other Assets

At December 31, 2011 non-earning assets totaled $53.2 million, an increase of $8.1 million from $45.1 million at December 31, 2010. Non-earning assets at December 31, 2011 consisted of: cash and due from banks of $18.5 million, premises and equipment totaling $12.3 million, foreclosed real estate totaling $3.0 million, accrued interest receivable of $2.0 million, bank owned life insurance of $8.0 million and other assets totaling $9.4 million which includes a $1.4 million net prepayment in FDIC deposit insurance for the year 2012 and net deferred taxes and taxes receivable of $6.2 million.

The Company has an investment in bank owned life insurance of $8.0 million, which increased $0.3 million from December 31, 2010. The change reflects an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

Deposits

Total deposits at December 31, 2011 were $501.4 million and consisted of $74.6 million in non-interest-bearing demand deposits, $92.6 million in money market and NOW accounts, $24.5 million in savings accounts, and $309.7 million in time deposits. Total deposits decreased by $33.2 million from $534.6 million as of December 31, 2010. Non-interest-bearing demand deposits increased by $4.2 million from $70.4 million as of December 31, 2010. MMDA and NOW accounts decreased by $4.5 million from $97.1 million as of December 31, 2010. Savings accounts increased by $2.0 million from $22.5 million as of December 31, 2010. Time deposits decreased by $34.9 million during 2011.

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Period Ended December 31,
	2011		2010		2009		2008		2007
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(dollars in thousands)
Savings, NOW and money market deposits	$120,363	0.53%	$124,974	0.94%	$108,240	1.22%	$96,191	1.68%	$97,370	2.55%
Time deposits >$100,000	167,689	2.32%	172,120	2.36%	166,641	3.19%	153,619	4.38%	144,039	5.01%
Other time deposits	168,172	2.00%	175,830	2.19%	187,687	3.11%	187,247	4.30%	181,013	5.16%

Total interest-bearing deposits	456,224	1.73%	472,924	1.92%	462,568	2.70%	437,057	3.75%	422,422	4.51%
Noninterest-bearing deposits	76,776	-	75,844	-	65,276	-	67,131	-	71,567	-

Total deposits	$533,000	1.48%	$548,768	1.66%	$527,844	2.36%	$504,188	3.25%	$493,989	3.85%

Short Term and Long Term Debt

As of December 31 2011, the Company had $21.9 million in short-term debt, which included $19.9 million in repurchase agreements and $2.0 million in FHLB Advances, and $14.4 million in long-term debt, which included $12.4 million in junior subordinated debentures issued to New Century Statutory Trust I in connection with the Company’s trust preferred securities and $2.0 million in FHLB Advances.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2011 was $49.5 million, a decrease of $0.2 million from $49.7 million as of December 31, 2010. Changes in shareholders’ equity included a $163,000 net loss, an increase of $76,000 from stock based compensation, $165,000 in common stock received as collateral on loan default resulting in a decrease to shareholders’ equity, and a $107,000 other comprehensive income.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Overview

During 2011, New Century Bancorp incurred a net loss of $163,000 compared to a net loss of $5.0 million for 2010. Both basic and diluted loss per share for the year ended December 31, 2011 were $0.02, compared with basic and diluted loss per share of $0.72 for 2010. The decrease in net loss is primarily due to a reduction in provision for loan loss from 2010 when the Company reported a $10.8 million charge-off from the previously reported loan fraud in 2010.

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

Net interest income decreased by $2.0 million to $22.0 million for the year ended December 31, 2011. The Company’s total interest income was impacted by a decrease in interest earning assets and a low interest rate environment in 2011. Average total interest-earnings assets were $565.9 million in 2011 compared with $599.2 million in 2010. The yield on those assets decreased by 25 basis points from 5.65% in 2010 to 5.40% in 2011. Earning asset yields in both years were adversely impacted by income reversed when loans were placed into non-accrual status. These income reversals were approximately $240,000 in 2011 and $313,000 in 2010. Meanwhile, average interest-bearing liabilities decreased by $16.5 million from $511.0 million for the year ended December 31, 2010 to $494.5 million for the year ended December 31, 2011. Cost of funds decreased by 19 basis points in 2011 to 1.70% from 1.89% in 2010. In 2011, the Company’s net interest margin was 3.91% and net interest spread was 3.70%. In 2010, net interest margin was 4.03% and net interest spread was 3.75%.

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

The Company recorded a $6.2 million provision for loan losses in 2011, a decrease of $9.4 million from the $15.6 million provision that was recorded in 2010. For more information on changes in the allowance for loan losses, refer to Note D of the financial statements in the section titled Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2011 was $2.8 million up $139,000 from 2010. When compared to last year, the Company had a decrease in deposit service fees and charges of $166,000, or 10.1%. Fees from pre-sold mortgages decreased to $183,000 in 2011, a decline of $43,000 or 19.0% as compared to 2010, primarily as a result of continued softness in the real estate market. Other non-interest income increased approximately $348,000 during 2011 primarily as a result of a one time gain of $242,000 related to common stock received as collateral on loan default.

Non-Interest Expenses

Non-interest expenses decreased by $108,000 or 0.6% to $19.1 million for the year ended December 31, 2011, from $19.2 million for the same period in 2010. Salaries and employee benefits decreased $0.5 million to $8.8 million for the year ended December 31, 2011 as compared to the same period in 2010 primarily as a result of staff reductions. Occupancy and equipment expenses decreased $139,000 to $1.4 million for the year ended December 31, 2011. The following highlights other changes in non-interest expenses from 2010 to 2011:

•	Foreclosure-related expenses increased to $1.8 million in 2011 from $1.0 million in 2010, an $800,000 or 86.9% increase.

•	FDIC assessments decreased by approximately $46,000 or 4.8% in 2011 to $910,000 as compared to the same period in 2010.

•	Other operating expense remained approximately the same at $2.6 million for the years 2011 and 2010.

Provision for Income Taxes

The Company’s effective tax rate in 2011 was a tax benefit of 70.3%. This is the result of a net operating loss in addition to non taxable income in 2011, as compared to a 39.9% benefit offset by non taxable income. For further discussion pertaining to the Company’s deferred tax analysis see the section titled Deferred Tax Asset under Critical Accounting Policies.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Overview

During 2010, New Century Bancorp incurred a net loss of $5.0 million compared to a net loss of $8.4 million for 2009. Both basic and diluted loss per share for the year ended December 31, 2010 were $0.72, compared with basic and diluted loss per share of $1.24 for 2009. The decrease in net loss is primarily due to a $10.8 million charge-off pertaining to the previously reported loan fraud net of tax benefit in 2010 compared to a goodwill impairment charge of $8.7 million with no tax benefit in 2009. These negative factors are partially offset by an increase in net interest income of $4.0 million.

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

The Company recorded a $15.6 million provision for loan losses in 2010, an increase of $10.1 million from the $5.5 million provision that was recorded in 2009. The 2010 provision for loan losses was impacted by the $10.1 million net charge-off pertaining to the previously reported loan fraud. For more information on changes in the allowance for loan losses, refer to Note D of the financial statements in the section titled Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2010 was $2.7 million down $400,000 from 2009. When compared to last year, the Company had a decrease in deposit service fees and charges of $359,000, or 18%. Fees from pre-sold mortgages decreased to $226,000 in 2010, a decline of $102,000 or 31% as compared to 2009, primarily as a result of continued softness in the real estate market. Other non-interest income remained approximately the same at approximately $800,000 in both 2010 and 2009.

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

•	Foreclosure-related expenses increased to $1.0 million in 2010 from $725,000 in 2009, a $160,000 or 22.1% increase.

•	FDIC assessments decreased by approximately $350,000 or 27% in 2010 to $1.0 million as compared to the same period in 2009, primarily as the result of the one-time special assessment in 2009.

•

Other operating expense increased from $2.5 million in 2009 to $2.6 million in 2010 primarily as a result of an increase of $34,000 in losses on security sales, an increase of $44,000 in travel expenses and $61,000 increase in appraisal fee expense.

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

	For the Years Ended December 31,
	2011			2010			2009
				(dollars in thousands)
	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
INTEREST-EARNING ASSETS:
Loans, net of allowance	$441,207	$28,183	6.39%	$474,849	$30,908	6.51%	$462,247	$29,709	6.39%
Investment securities	77,038	2,284	2.96%	87,261	2,870	3.29%	91,709	3,533	3.85%
Other interest-earning assets	47,622	109	0.23%	37,042	66	.18%	24,416	43	0.18%

Total interest-earning assets	565,867	30,576	5.40%	599,152	33,844	5.65%	578,372	33,286	5.73%

Other assets	58,148			48,704			51,915

Total assets	$624,015			$647,856			$630,287

INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$120,363	643	0.53%	$124,974	1,180	.94%	$108,240	1,317	1.22%
Time deposits over $100,000	167,694	3,885	2.32%	172,120	4,068	2.36%	166,641	5,312	3.19%
Other time deposits	168,168	3,370	2.00%	175,830	3,853	2.19%	187,687	5,843	3.11%
Borrowings	38,296	527	1.38%	38,107	579	1.52%	36,263	650	1.79%

Total interest-bearing liabilities	494,521	8,425	1.70%	511,031	9,680	1.89%	498,831	13,122	2.63%

Non-interest-bearing deposits	76,775			75,843			65,276
Other liabilities	2,625			6,232			2,597
Shareholders’ equity	50,094			54,750			63,584

Total liabilities and shareholders’ equity	$624,015			$647,856			$630,287

Net interest income/interest rate spread(taxable-equivalent basis)		$22,151	3.70%		$24,164	3.75%		$20,164	3.12%

Net interest margin (taxable-equivalent basis)			3.91%			4.03%			3.49%

Ratio of interest-earning assets to interest-bearing liabilities	114.43%			117.24%			115.95%

Reported net interest income
Net interest income/net interest margin(taxable-equivalent basis)		$22,151	0%		$24,164	4.03%		$20,164	3.49%
Less:
taxable-equivalent adjustment		193			234			256

Net Interest Income		$21,958			$23,930			$19,908

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

	Year Ended			Year Ended			Year Ended
	December 31, 2011 vs. 2010			December 31, 2010 vs. 2009			December 31, 2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income:
Loans	$(2,169)	$(554)	$(2,723)	$815	$384	$1,199	$1,215	$(2,409)	$(1,194)
Investment securities	(320)	(267)	(587)	(159)	(505)	(664)	504	(957)	(453)
Other interest-earning assets	22	19	41	23	-	23	(66)	(508)	(574)

Total interest income(taxable-equivalent basis)	(2,467)	(802)	(3,269)	679	(121)	558	1,653	(3,874)	(2,221)

Interest expense:
Deposits:
Savings, NOW and money market	(34)	(503)	(537)	181	(318)	(137)	175	(476)	(301)
Time deposits over $100,000	(104)	(79)	(183)	152	(1,396)	(1,244)	490	(1,838)	(1,348)
Other time deposits	(161)	(322)	(483)	(314)	(1,676)	(1,990)	16	(2,302)	(2,286)
Borrowings	3	(55)	(52)	31	(102)	(71)	129	(443)	(314)

Total interest expense	(296)	(959)	(1,255)	50	(3,492)	(3,442)	810	(5,059)	(4,249)

Net interest income
Increase/(decrease) (taxable-equivalent basis)	$(2,171)	$157	(2,014)	$629	$3,371	4,000	$843	$1,185	2,028

Less:
Taxable-equivalent adjustment			42			22			15

Net interest income Increase/(decrease)			$(1,972)			$4,022			$2,043

LIQUIDITY

Market and public confidence in the Company’s financial strength and in the strength of financial institutions in general will largely determine the Company’s access to appropriate levels of liquidity. This confidence is significantly dependent on the Company’s ability to maintain sound asset quality and appropriate levels of capital resources. The term “liquidity” refers to the Company’s ability to generate adequate amounts of cash to meet current needs for funding loan originations, deposit withdrawals, maturities of borrowings and operating expenses. Management measures the Company’s liquidity position by giving consideration to both on and off-balance sheet sources of, and demands for, funds on a daily and weekly basis.

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 24.6% and 20.1% of total assets at December 31, 2011 and 2010 respectively.

The Company has been a net seller of federal funds, maintaining liquidity sufficient to fund new loan demand. When the need arises, the Company has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $44.0 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company may obtain advances of up to 10% of assets, subject to our available collateral. A floating lien of $28.4 million on qualifying loans is pledged to FHLB to secure such borrowings. In addition, the Company may borrow at the Federal Reserve discount window and has pledged $1.0 million in securities for that purpose. As another source of short-term borrowings, the Company also utilizes securities sold under agreements to repurchase. At December 31, 2011, borrowings consisted of securities sold under agreements to repurchase of $19.9 million and FHLB advances of $4 million.

At December 31, 2011, the Company’s outstanding commitments to extend credit consisted of loan commitments of $12.8 million, undisbursed lines of credit of $34.3 million, and letters of credit of $1.8 million. The Company believes that its combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Total deposits were $501.4 million and $534.6 million at December 31, 2011 and 2010, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 61.8% and 64.5% of total deposits at December 31, 2011 and 2010, respectively. Time deposits of $100,000 or more represented 31.2% and 31.8%, respectively, of the total deposits at December 31, 2011 and 2010. Management believes most other time deposits are relationship-oriented. While competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Bank’s parent company (“New Century Bancorp”) maintains minimal cash balances. Management believes that the current cash balances plus taxes receivable will provide adequate liquidity for New Century Bancorp’s current cash flow needs. Chapter 53, Article 7 of the North Carolina General Statutes prohibits banks from declaring and paying dividends at any time during the period that a bank has an accumulated deficit. At December 31, 2011 the Bank has an accumulated deficit of $1.1 million.

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity (including trust preferred securities), and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines that require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 8.40% at December 31, 2010. As the following table indicates, at December 31, 2011, the Company and its bank subsidiary exceeded regulatory capital requirements.

Effective June 10, 2011, the Board of Directors of New Century Bank entered into a Memorandum of Understanding (“MOU”) with the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks. The MOU represents an informal agreement between the Board of Directors of New Century Bank, the Regional Director of the FDIC’s Atlanta Regional Office and the North Carolina Commissioner of Banks and requires that New Century Bank’s management take certain actions to improve the bank’s lending function. The Memorandum also requires the Bank to maintain minimum Tier 1 Leverage and Total Risk Based Capital Ratios of 8.0% and 11.5%, respectively, during the life of the Memorandum. The Memorandum also restricts the ability of the Bank to grow its total assets at a rate in excess of 10% per year or to declare cash dividends without the prior approval of the Commissioner and the FDIC. As of December 31, 2011, the Registrant was classified as well capitalized with Leverage Ratio, Tier 1, and Total Risk-Based Capital of 9.14%, 12.22%, and 13.49%, respectively. Also, as of December 31, 2011, the Bank was classified as well capitalized with Leverage Ratio, Tier 1, and Total Risk-Based Capital of 8.87%, 11.88%, and 13.14%, respectively.

The Bank intends to comply fully with all terms of the MOU.

	At December 31, 2011
	Actual Ratio	Minimum Requirement	Regulatory Minimum Requirement
New Century Bancorp, Inc.

Total risk-based capital ratio	13.49%	8.00%	N/A
Tier 1 risk-based capital ratio	12.22%	4.00%	N/A
Leverage ratio	9.14%	4.00%	N/A

New Century Bank

Total risk-based capital ratio	13.14%	8.00%	11.50%
Tier 1 risk-based capital ratio	11.88%	4.00%	8.00%
Leverage ratio	8.87%	4.00%	8.00%

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

The analysis of an institution’s interest rate gap (the difference between the re-pricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011, of which are projected to re-price or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which re-price or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate re-pricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Re-pricing at December 31, 2011
	1 Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$270,306	$105,190	$25,039	$17,089	$417,624
Securities, available for sale	24,313	23,732	9,104	10,705	67,854
Interest-earning deposits in other banks	55,590	-	-	-	55,590
Federal funds sold	3,028	-	-	-	3,028
Stock in FHLB of Atlanta	1,248	-	-	-	1,248
Other non marketable securities	1,080	-	-	-	1,080

Total interest-earning assets	$355,565	$128,922	$34,143	$27,794	$546,424

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$53,623	$63,438	$-	$-	$117,061
Time	88,086	28,817	36,477	-	153,380
Time over $100,000	81,718	30,751	43,898	-	156,367
Short term debt	21,877	-	-	-	21,877
Long term debt	12,372	2,000	-	-	14,372

Total interest-bearing liabilities	$257,676	$125,006	$80,375	$-	$463,057

Interest sensitivity gap per period	$97,889	$3,916	$(46,232)	$27,794	$83,367
Cumulative interest sensitivity gap	$97,889	$101,805	$55,573	$83,367	$83,367
Cumulative gap as a percentage of total interest-earning assets	27.53%	21.01%	10.72%	15.26%	15.26%
Cumulative interest-earning assets as a percentage of interest-bearing liabilities	137.99%	126.60%	112.00%	118.00%	118.00%

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

Deferred Tax Asset

The Company’s net deferred tax asset was $5.1 million at December 31, 2011 and $4.9 million at December 31, 2010, respectively. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things recent earnings trends and projected earnings, and asset quality. As of December 31 2011, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations, or other factors could impact the realization of the deferred tax asset in the future.

The Company has no history of expiration of loss carry forwards. Management believes the Company’s forecasted earnings support a conclusion that a valuation allowance is not needed. Management closely monitors the previous twelve quarters of income (loss) before income taxes in evaluating the need for a deferred tax asset valuation allowance. This is referred to as the cumulative loss test. This test excludes the net charge-off relating to the previously reported fraud in 2010 and the goodwill impairment in 2009, as both are losses of infrequent nature stemming from aberrations rather than continuing conditions. As of December 31, 2011, the Company passed the cumulative loss test by $2.2 million excluding the previously mentioned one-time non-recurring charge-off pertaining to the previously reported loan fraud by a large relationship borrower and the previously discussed goodwill impaired charge. The Company also passed the cumulative loss test by $2.3 million as of December 31, 2010 due to the exclusion of Goodwill Impairment and the previously mentioned one-time non-recurring charge-off pertaining to the previously reported loan fraud. The Company feels confident that deferred tax assets are more likely than not to be realized.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2011.

	Payments Due by Period
	(dollars in thousands)
Contractual Obligations	Total	On Demand Or Within 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars are in thousands)
Short term debt	$21,877	$21,877	$-	$-	$-
Long term debt	14,372	-	2,000	-	12,372
Lease obligations	1,640	121	211	218	1,090
Deposits	501,377	197,648	154,635	146,042	3,052

Total contractual cash obligations	$539,266	$219,646	$156,846	$146,260	$16,514

The following table reflects other commitments outstanding as of December 31, 2011.

	Amount of Commitment Expiration Per Period
	(dollars in thousands)
Other Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Undisbursed home equity credit lines	$22,900	$45	$5	$295	$22,555
Other commitments and credit lines	12,801	9,983	299	23	2,496
Un-disbursed portion of constructions loans	11,364	11,308	56	-	-
Letters of credit	1,801	1,709	27	-	65

Total loan commitments	$48,866	$23,045	$387	$318	$25,116

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

New Century Bancorp, Inc.

Dunn, North Carolina

We have audited the accompanying consolidated balance sheets of New Century Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Bancorp, Inc. and subsidiary at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina

March 28, 2012

2501 Blue Ridge Road, Suite 500, Raleigh, NC 27607 | T 919.876.4546 | F 919.876.8680 | dhgllp.com

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
	(In thousands, except share and per share data)
ASSETS

Cash and due from banks	$18,478	$7,071
Interest-earning deposits in other banks	55,590	21,648
Federal funds sold	3,028	7,183
Investment securities available for sale, at fair value	67,854	89,899

Loans	417,624	470,484
Allowance for loan losses	(10,034)	(10,015)

NET LOANS	407,590	460,469
Accrued interest receivable	2,003	2,488
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	1,248	1,448
Other non marketable securities	1,080	1,082
Foreclosed real estate	3,031	3,655
Premises and equipment held for sale	1,113	—
Premises and equipment, net	11,243	12,930
Bank owned life insurance	7,981	7,727
Core deposit intangible	545	699
Other assets	8,867	10,597

TOTAL ASSETS	$589,651	$626,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$74,569	$70,363
Savings	24,461	22,541
Money market and NOW	92,600	97,096
Time	309,747	344,599

TOTAL DEPOSITS	501,377	534,599
Short term debt	21,877	23,666
Long term debt	14,372	16,372
Accrued interest payable	330	395
Accrued expenses and other liabilities	2,149	2,172

TOTAL LIABILITIES	540,105	577,204

Shareholders’ Equity
Common stock, $1 par value, 25,000,000 and 10,000,000 shares authorized; 6,860,367 and 6,913,636 shares issued and outstanding at December 31, 2011 and 2010, respectively	6,860	6,914
Additional paid-in capital	41,851	41,887
Accumulated deficit	(450)	(287)
Accumulated other comprehensive income	1,285	1,178

TOTAL SHAREHOLDERS’ EQUITY	49,546	49,692

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$589,651	$626,896

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$28,172	$30,896	$29,694
Federal funds sold and interest-earning deposits in other banks	109	68	43
Investments	2,102	2,646	3,293

TOTAL INTEREST INCOME	30,383	33,610	33,030

INTEREST EXPENSE
Money market, NOW and savings deposits	643	1,180	1,317
Time deposits	7,255	7,921	11,155
Short term debt	228	276	280
Long term debt	299	303	370

TOTAL INTEREST EXPENSE	8,425	9,680	13,122

NET INTEREST INCOME	21,958	23,930	19,908

PROVISION FOR LOAN LOSSES	6,218	15,634	5,472

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,740	8,296	14,436

NON-INTEREST INCOME
Fees from pre-sold mortgages	183	226	328
Service charges on deposit accounts	1,475	1,641	2,000
Other fees and income	1,159	811	770

TOTAL NON-INTEREST INCOME	2,817	2,678	3,098

NON-INTEREST EXPENSE
Personnel	8,842	9,370	8,706
Occupancy and equipment	1,418	1,557	1,560
Deposit insurance	910	956	1,307
Professional fees	1,861	2,141	1,069
Information systems	1,586	1,625	1,484
Foreclosure- related expenses	1,841	985	725
Goodwill impairment	-	-	8,674
Other	2,647	2,579	2,524

TOTAL NON-INTEREST EXPENSE	19,105	19,213	26,049

LOSS BEFORE INCOME TAX BENEFIT	(548)	(8,239)	(8,515)

INCOME TAX BENEFIT	(385)	(3,284)	(73)

NET LOSS	$(163)	$(4,955)	$(8,442)

NET LOSS PER COMMON SHARE
Basic	$(.02)	$(.72)	$(1.24)

Diluted	$(.02)	$(.72)	$(1.24)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,887,168	6,875,845	6,834,595

Diluted	6,887,168	6,875,845	6,834,595

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Amounts in thousands)

Net Loss	$(163)	$(4,955)	$(8,442)

Other comprehensive income (loss):
Unrealized gains (loss) on investment securities-available for sale	286	(348)	(4)
Tax effect	104	(116)	(2)

	182	(232)	(2)

Reclassification adjustment for losses included in net loss	(113)	(37)	(4)
Tax effect	(38)	(11)	(3)

	(75)	(26)	(1)

Total	107	(258)	(3)

Total comprehensive loss	$(56)	$(5,213)	$(8,445)

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

	Common stock		Additional paid-in	Retained earnings (Accumulated)	Accumulated other com- prehensive	Total shareholders’
	Shares	Amount	capital	(deficit)	income (loss)	equity
	(Amounts in thousands, except share and per data share)
Balance at December 31, 2008	6,831,149	$6,831	$41,279	$13,110	$1,439	$62,659
Net loss	-	-	-	(8,442)	-	(8,442)
Other comprehensive loss, net	-	-	-	-	(3)	(3)
Exercise of stock options	6,803	7	25	-	-	32
Tax benefit from stock option exercises	-	-	3	-	-	3
Stock based compensation	-	-	160	-	-	160

Balance at December 31, 2009	6,837,952	6,838	41,467	4,668	1,436	54,409
Net loss	-	-	-	(4,955)	-	(4,955)
Other comprehensive loss, net	-	-	-	-	(258)	(258)
Exercise of stock options	75,684	76	256	-	-	332
Tax benefit from stock option exercises	-	-	16	-	-	16
Stock based compensation	-	-	148	-	-	148

Balance at December 31, 2010	6,913,636	6,914	41,887	(287)	1,178	49,692
Net loss	-	-	-	(163)	-	(163)
Common stock received as collateral on loan default	(53,269)	(54)	(111)	-	-	(165)
Other comprehensive income, net	-	-	-	-	107	107
Stock based compensation	-	-	75	-	-	75

Balance at December 31, 2011	6,860,367	$6,860	$41,851	$(450)	$1,285	$49,546

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(163)	$(4,955)	$(8,442)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	6,218	15,634	5,472
Depreciation and amortization of premises and equipment	659	751	817
Amortization and accretion of investment securities	718	836	529
Amortization of deferred loan fees and costs	(200)	(176)	(182)
Amortization of core deposit intangible	153	154	153
Loss on impairment on non marketable securities	-	-	51
Loss on impairment of goodwill	-	-	8,674
Loss on sale of premises and equipment	-	11	26
Deferred income taxes	(366)	(2,405)	(1,008)
Stock-based compensation	75	148	160
Loss on write down on other assets	82	-	13
Increase in cash surrender value of bank owned life insurance	(254)	(262)	(262)
Net loss on sale and write-downs of foreclosed real estate	1,423	656	565
Net loss on investment security sales	113	37	4
Change in assets and liabilities:
Net change in accrued interest receivable	485	102	(71)
Net change in other assets	1,733	(1,444)	(2,804)
Net change in accrued expenses and other liabilities	(90)	(242)	370

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,586	8,845	4,065

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock-	-	(315)	(24)
Redemption of FHLB stock	200	-	45
Purchase of investment securities available for sale	(16,209)	(21,836)	(38,664)
Maturities of investment securities available for sale	25,836	15,796	12,586
Mortgage-backed securities pay-downs	11,261	11,104	12,215
Proceeds from investment securities available for sale	500	-	-
Net change in loans outstanding	44,051	(11,223)	(22,219)
Purchase of other non-marketable securities	(50)	(100)	(75)
Redemption of other-non-marketable securities	52	-	-
Repurchase of loan participations	-	-	(4,269)
Proceeds from sale of loans	-	2,618	-
Proceeds from sale of foreclosed real estate	2,011	1,712	1,852
Proceeds from the sale of premises and equipment	1	5	65
Purchases of premises and equipment	(34)	(1,426)	(1,064)

NET CASH PROVIDED BY INVESTING ACTIVITIES	67,619	(3,665)	(39,552)

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(33,222)	$(5,663)	$35,143
Proceeds from short term debt	2,184	2,000	-
Repayments from short term debt	(3,973)	1,102	(2,611)
Proceeds from long term debt	-	6,000	-
Repayments from long term debt	(2,000)	(2,000)	-
Tax benefit from exercise of stock options	-	16	3
Proceeds from the exercise of stock options	-	332	32

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(37,011)	1,787	32,567

NET CHANGE IN CASH AND CASH EQUIVALENTS	41,194	6,967	(2,920)

CASH AND CASH EQUIVALENTS, BEGINNING	35,902	28,935	31,855

CASH AND CASH EQUIVALENTS, ENDING	$77,096	$35,902	$28,935

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$8,490	$9,634	$12,887
Income taxes paid	-	939	624
Non-cash transactions:
Unrealized gains (losses) on investments securities available for sale, net of tax	107	(258)	(3)
Transfer from loans to foreclosed real estate	2,810	3,495	2,147
Transfer from foreclosed real estate to premises and equipment	-	960	-
Transfer from premises and equipment to premises and equipment held for sale	1,113	-	-
Common stock received as collateral on loan default	(165)	-	-

See accompanying notes.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE A - ORGANIZATION AND OPERATIONS

New Century Bancorp, Inc. (“Company”) is a bank holding company whose principal business activity consists of ownership of New Century Bank (referred to as the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation. In 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of the Company. New Century Statutory Trust I is not a consolidated subsidiary of the Company. The Company is subject to the rules and regulations of the Board of Governors of the Federal Reserve and the North Carolina Commissioner of Banks.

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

Years Ended December 31, 2011, 2010 and 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans held for sale are held at the lower of cost or fair market value until sold.

Non-accrual Loans

Loans are placed on non-accrual basis when it has been determined that all contractual principal and interest will not be received. Any payments received on these loans are applied to principal first and then to interest only after all principal has been collected. Impaired loans include all loans in non-accrual status, all troubled debt restructures, all substandard loans that are deemed to be collateral dependent, and other loans that management determines require impairment. In the case of an impaired loan that is still on accrual basis, payments are applied to both principal and interest.

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management’s internal review of the loan portfolio. Loans are considered impaired when it is probable that all amounts due will not be collected in accordance with the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if readily determinable. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case, interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost at December 31, 2011 and 2010. The FHLB suspended paying cash dividends in the fourth quarter of 2008 as a capital preservation move. The FHLB resumed paying cash dividends for the second quarter of 2009. The Company continually monitors the financial strength of the FHLB and evaluates the investment for potential impairment. There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the Bank’s investment in FHLB stock.

Other Non Marketable Securities

Other non marketable securities are equity instruments that are reported at cost.

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

Premises and Equipment Held for Sale

Premises and equipment held for sale are stated at book value which approximates fair market value as discussed in Note R Pending Branch Sale.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets are also recognized for operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank Owned Life Insurance

Bank Owned Life Insurance (“BOLI”) is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefit proceeds received in excess of the policy’s cash surrender value are recognized to income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At December 31, 2011 and 2010, the Company held no policy loans against its BOLI cash surrender values or restrictions on the use of the proceeds.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. At December 31, 2011 and 2010 the Company had no recorded goodwill. For the year ended December 31, 2009, $8.7 million of goodwill was impaired leaving no remaining balance in goodwill as of December 31, 2009.

Other intangible assets represent purchased intangible assets that can be separately distinguished from goodwill. Intangible assets with finite lives include core deposits and other intangibles. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed an impairment test of the core deposit intangible at December 31, 2011 and found no impairment to exist. The Company’s core deposit intangible is amortized using the straight-line method over nine years. The gross amount of the core deposit intangible is $1.4 million with $0.9 million being amortized to date, leaving a remaining net balance of $0.5 million as of December 31, 2011.

The table below summarizes the remaining core deposit intangible amortization (dollars in thousands):

2012	$250
2013	116
2014	116
2015	63
2016	-

$545

The core deposit intangible amortization for 2012 includes $134,044 pertaining to the pending branch sales discussed in Note R Pending Branch Sale.

Stock-Based Compensation

The Company has certain stock-based employee compensation plans, described more fully in Note O. Generally accepted accounting principles (“GAAP”) require recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). GAAP also requires the compensation cost for all awards granted after the date of adoption and any unvested awards that remained outstanding as of the date of adoption to be measured based on the fair value of the award on the grant date.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Segment Information

The Company follows the provisions of accounting standards codification (“ASC”) 280, Segment Reporting, which specifies guidelines for determining an entity’s operating segments and the type and level of financial information to be disclosed. Based on these guidelines, management has determined that the Bank operates as a single business segment; the providing of general commercial and retail financial services to customers located in the Company’s market areas. The various products, as well as the methods used to distribute them, are those generally offered by community banks.

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

	2011	2010	2009
Weighted average number of common shares used in computing basic net income per share	6,887,168	6,875,845	6,834,595

Effect of dilutive stock options	-	-	-

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	6,887,168	6,875,845	6,834,595

All options in 2011, 2010, and 2009 were anti-dilutive due to net losses.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In April, 2011, the Financial Accounting Standards Board (“FASB”) issued A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring Accounting Standards Update (“ASU”) No. 2011-02. In an effort to increase comparability, ASU 2011-02 seeks to clarify when a creditor has granted a concession in a modification and whether a borrower is experiencing financial difficulty. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and were applied retrospectively to the beginning of the annual period of adoption. The adoption of the provisions of ASU 2011-02 did not have a material impact on the Company’s financial condition, results of operations or liquidity. However, the guidance did result in an increase in identified troubled debt restructured loans.

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

Reclassifications

Certain amounts in the 2009 and 2010 consolidated financial statements have been reclassified to conform to the presentation adopted for 2011. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale (“AFS”), with gross unrealized gains and losses, follow:

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies	$26,085	$327	$-	$26,412
Mortgage-backed securities – GSE’s(“Government Sponsored Entities”)	33,871	1,316	(18)	35,169
Municipal bonds	5,807	466	-	6,273

	$65,763	$2,109	$(18)	$67,854

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies	$46,506	$592	$(11)	$47,087
Mortgage-backed securities – GSE’s	34,302	1,285	(75)	35,512
Municipal bonds	7,173	196	(69)	7,300

	$87,981	$2,073	$(155)	$89,899

Securities with a carrying value of $41.8 million and $38.4 million at December 31, 2011 and 2010, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE C - INVESTMENT SECURITIES (Continued)

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2011 and 2010

Since none of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended December 31, 2011 and December 31, 2010.

	2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
Mortgage-backed securities-GSE’s	$7,207	$18	$-	$-	$7,207	$18

Total temporarily impaired securities	$7,207	$18	$-	$-	$7,207	$18

At December 31, 2011, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. Seven GSE’s had unrealized losses for less than twelve months totaling $18,000 at December 31, 2011. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities.

	2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
U.S. government agencies	$6,177	$11	$-	$-	$6,177	$11

Mortgage-backed securities-GSE’s	8,395	75	-	-	8,395	75
Municipal bonds	1,678	69	-	-	1,678	69

Total temporarily impaired securities	$16,250	$155	$-	$-	$16,250	$155

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE C - INVESTMENT SECURITIES (Continued)

The following table sets forth certain information regarding the amortized costs, carrying values and contractual maturities of the Company’s investment portfolio at December 31, 2011.

	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government agencies
Due within one year	$13,508	$13,614
Due after one but within five years	12,577	12,798

	26,085	26,412

Mortgage-backed securities – GSE’s
Due within one year	1,858	1,914
Due after one but within five years	29,584	30,816
Due after five but within ten years	2,429	2,439

	33,871	35,169

Municipal bonds
Due after one but within five years	1,369	1,439
Due after five but within ten years	2,691	2,978
Due after ten years	1,747	1,856

	5,807	6,273

Total securities available for sale
Due within one year	15,366	15,528
Due after one but within five years	43,530	45,053
Due after five but within ten years	5,120	5,417
Due after ten years	1,747	1,856

	$65,763	$67,854

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE D - LOANS

The following is a summary of loans at December 31, 2011 and 2010:

	2011		2010
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Real estate loans:
1 to 4 family residential	$52,182	12.49%	$60,385	12.83%
Commercial real estate	192,047	45.98%	193,502	41.13%
Multi-family residential	23,377	5.60%	30,088	6.40%
Construction	70,846	16.96%	84,550	17.97%
Home equity lines of credit (“HELOC”)	38,702	9.27%	39,938	8.49%

Total real estate loans	377,154	90.30%	408,463	86.82%

Other loans:
Commercial and industrial	33,146	7.94%	49,437	10.51%
Loans to individuals	7,583	1.82%	12,860	2.73%
Overdrafts	88	.02%	107	0.02%

Total other loans	40,817	9.78%	62,404	13.26%

Gross loans	417,971		470,867

Less deferred loan origination fees, net	(347)	(.08)%	(383)	(.08)%

Total loans	417,624	100.00%	470,484	100.00%

Allowance for loan losses	(10,034)		(10,015)

Total loans, net	$407,590		$460,469

Loans are primarily made in southeastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and can be affected by the local economic conditions.

At December 31, 2011, the Company had pre-approved but unused lines of credit totaling $48.9 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE D - LOANS (Continued)

A description of the various loan products provided by the Bank is presented below.

Residential 1 to 4 Family Loans

Residential 1 to 4 family loans are mortgage loans that typically convert from construction loans into permanent financing and are secured by properties within the Bank’s market areas.

Commercial Real Estate Loans

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

Multi-family Residential Loans

Multi-family residential loans are typically nonfarm properties with 5 or more dwelling units in structures which include apartment buildings used primarily to accommodate households on a more or less permanent basis. Successful performance of these types of loans is primarily dependant on occupancy rates, rental rates, and property management.

Construction Loans

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE D - LOANS (Continued)

Home Equity Lines of Credit

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

Commercial and Industrial Loans

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

Loans to Individuals

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

Overdrafts

Overdrafts on customer accounts are classified as loans for reporting purposes.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE D - LOANS (Continued)

The Bank has had loan transactions with its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features. The following table represents loan transactions for directors and executive officers who held that position as of December 31, 2011. A summary of related party loan transactions, in thousands, is as follows:

Balance at January 1, 2011	$16,091
Exposure of directors/executive officers added in 2011	50
Borrowings	10,979
Directors, resigned or retired from board in 2011	(1,700)
Loan repayments	(9,028)

Balance at December 31, 2011	$16,392

At December 31, 2011, there was $2.1 million of unused lines of credit outstanding to directors and executive officers of the Company and its subsidiaries.

Non-Accrual and Past Due Loans

Non-accrual loans totaled $17.6 million, $10.6 million, and $16.0 million at December 31, 2011, 2010, and 2009.

The tables below detail non-accrual loans, segregated by class of loans, as of December 31, 2011 and 2010 (in thousands):

	2011	2010
1 to 4 family residential	$1,875	$3,122
Commercial real estate	10,425	5,789
Multi-family residential	-	-
Construction	4,072	938
HELOCs	904	98
Commercial and industrial	171	435
Loans to individuals & overdrafts	176	180

Total	$17,623	$10,562

The average balance of non-accrual loans was $13.7 million and $14.5 million for the years ended December 31, 2011 and 2010, respectively. Had non-accrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of $240,000 in 2011, $313,000 in 2010 and $423,000 in 2009.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE D - LOANS (Continued)

The following tables present as of December 31, 2011 and 2010 an age analysis of past due loans, segregated by class of loans:

2011	30+ Days Past Due	Non- Accrual Loans	Total Past Due	Current	Total Loans
	(Dollars in thousands)

Commercial and industrial	$48	$171	$219	$32,927	$33,146
Construction	568	4,072	4,640	66,206	70,846
Multi-family residential	1,540	-	1,540	21,837	23,377
Commercial real estate	1,013	10,425	11,438	180,609	192,047
Loans to individuals & overdrafts	10	176	186	7,485	7,671
1 to 4 family residential and HELOC	1,068	2,779	3,847	87,037	90,884
Deferred loan (fees) cost, net	(347)

	$4,247	$17,623	$21,870	$396,101	$417,624

2010	30+ Days Past Due	Non- Accrual Loans	Total Past Due	Current	Total Loans
	(Dollars in thousands)

Commercial and industrial	$1,227	$435	$1,662	$47,775	$49,437
Construction	103	938	1,041	83,509	84,550
Multi-family residential	-	-	-	30,088	30,088
Commercial real estate	46	5,789	5,835	187,667	193,502
Loans to individuals & overdrafts	135	180	315	12,652	12,967
1 to 4 family residential and HELOC	633	3,220	3,853	96,470	100,323
Deferred loan (fees) cost, net					(383)

	$2,144	$10,562	$12,706	$458,161	$470,484

At December 31, 2011 there were three loans totaling $108,000 that were 90 or more days past due and still accruing interest. There were no loans greater than 90 days past due and still accruing interest at December 31, 2010.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE D - LOANS (Continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of December 31, 2011 and December 31, 2010:

				December 31, 2011 Year to Date
	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$478	$808	$-	$290	$25
Construction	1,011	1,166	-	1,539	23
Commercial real estate	9,195	10,085	-	7.889	158
Loans to individuals & overdrafts	217	234	-	175	4
Multi-family residential	1,540	1,540	-	1,041	102
1 to 4 family residential and HELOCs	2,830	3,753	-	2,152	33

Subtotal:	15,271	17,586	-	13,086	345

With an allowance recorded:
Commercial and industrial	-	-	-	272	-
Construction	3,365	4,085	674	1,269	4
Commercial real estate	5,039	5.929	498	4,043	71
Loans to individuals & overdrafts	16	16	15	102	1
Multi-family Residential	-	-	-	-	-
1 to 4 family residential and HELOCs	1,144	1,209	328	2,320	45

Subtotal:	9,564	11,239	1,515	8,006	121

Totals:
Commercial	20,628	23,613	1,172	16,343	383
Consumer	233	250	15	277	5
Residential	3,974	4,962	328	4,472	78

Grand Total:	$24,835	$28,825	$1,515	$21,092	$466

Impaired loans at December 31, 2011 were approximately $24.8 million and were comprised of $17.6 million in non-accrual loans and $7.2 million in loans still in accruing status. Approximately, $9.6 million of the $24.8 million in impaired loans at December 31, 2011 had specific allowances provided while the remaining $15.3 million had no specific allowances recorded. Of the $15.3 million with no allowance recorded, $5.3 million of those loans had partial charge-offs recorded.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE D - LOANS (Continued)

	Recorded Investment	Contractual Unpaid Principal Balance	Related Allowance	December 31, 2010 Year to Date
				Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$-	$88	$-	$297	$-
Construction	562	570	-	1,143	11
Commercial real estate	3,557	4,830	-	3,375	149
Loans to individuals & overdrafts	152	204	-	113	-
1 to 4 family residential and HELOCs	1,449	2,062	-	1,519	-

Subtotal:	5,720	7,754	-	6,447	160

With an allowance recorded:
Commercial and industrial	396	429	132	567	-
Construction	662	1,048	159	529	-
Commercial real estate	5,346	5,746	1,317	4,068	32
Loans to individuals & overdrafts	67	67	13	96	-
1 to 4 family residential and HELOCs	4,324	4,779	1,697	3,056	12

Subtotal:	10,795	12,069	3,318	8,316	44

Totals:
Commercial	10,523	12,711	1,608	9,979	192
Consumer	219	271	13	209	-
Residential	5,773	6,841	1,697	4,575	12

Grand Total:	$16,515	$19,823	$3,318	$14,763	$204

Impaired loans at December 31, 2010 were approximately $16.5 million and were comprised of $10.6 million in non-accrual loans and $5.9 million in loans still in accruing status. Approximately $10.8 million of the $16.5 million in impaired loans at December 31, 2010 had specific allowances provided while the remaining $5.7 million had no allowances recorded.

Loans are placed on non-accrual basis when it has been determined that all contractual principal and interest will not be received. Any payments received on these loans are applied to principal first and then to interest only after all principal has been collected. Impaired loans include all loans in non-accrual status, all troubled debt restructures, all substandard loans that are deemed to be collateral dependent, and other loans that management determines require reserves. In the case of an impaired loan that is still on accrual basis, payments are applied to both principal and interest.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE D - LOANS (Continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) within the previous twelve months for which there was a payment default together with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2011:

	Twelve Months Ended December 31, 2011
	Number of loans	Pre-Modification Outstanding Recorded investments	Post-Modification Outstanding Recorded investments
	(Dollars in thousands)
Below market interest rate:	-	$-	$-
Commercial and Industrial	-	-	-
Construction	-	-	-
Commercial real estate	-	-	-
Loans to individuals and overdrafts	-	-	-
1 to 4 family residential and HELOCs	-	-	-

Total	-	-	-

Extended payment terms:
Commercial and Industrial	1	211	211
Construction	1	1,170	1,170
Commercial real estate	1	1,486	1,472
Loans to individuals and overdrafts	-	-	-
1 to 4 family residential and HELOCs	-	-	-

Total	3	2,867	2,853

Forgiveness of principal:
Commercial and Industrial	-	-	-
Construction	-	-	-
Commercial real estate	1	938	635
Loans to individuals and overdrafts	-	-	-
1 to 4 family residential and HELOCs	-	-	-

Total	1	938	635

Total	4	$3,805	$3,488

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE G - LOANS (continued)

The following table presents loans that were modified as TDRs within the previous twelve months with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2011:

	Twelve months ended December 31, 2011
	Number of loans	Recorded investment
	(Dollars in thousands)
Below market interest rate:
Commercial and Industrial	-	$-
Construction	-	-
Commercial real estate	-	-
Loans to individuals and overdrafts	-	-
1 to 4 family residential and HELOCs	-	-

Total	-	-

Extended payment terms:
Commercial and Industrial	1	211
Construction	3	3,226
Commercial real estate	11	6,473
Loans to individuals and overdrafts	-	-
1 to 4 family residential and HELOCs	5	453

Total	20	10,363

Forgiveness of principal:
Commercial and Industrial	-	-
Construction	-	-
Commercial real estate	1	635
Loans to individuals and overdrafts	-	-
1 to 4 family residential and HELOCs	-	-

Total	1	635

Total	21	$10,998

The following table presents the successes and failures of the types of modifications within the previous twelve months as of December 31, 2011:

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)
Below market interest rate	-	$-	-	$-	-	$-	-	$-
Extended payment terms	-	-	7	1,379	10	6,131	3	2,853
Forgiveness of principal	-	-	-	-	-	-	1	635

Total	-	$-	7	$1,379	10	$6,131	4	$3,488

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE D - LOANS (Continued)

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the loan portfolio, management utilizes a risk grading matrix to assign a risk grade to each of the Company’s loans. All non-consumer loans are graded on a scale of 1 to 9. A description of the general characteristics of these nine different risk grades is as follows:

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

•

Risk Grade 3 (Good) - These loans have excellent sources of repayment, with no significant identifiable risk of collection. Generally, loans assigned this risk grade will demonstrate the following characteristics:

¡	Conformity in all respects with Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind).

¡	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.

¡	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

•

Risk Grade 4 (Acceptable) - This grade is given to acceptable loans. These loans have adequate sources of repayment, with little identifiable risk of collection. Loans assigned this risk grade will demonstrate the following characteristics:

¡

General conformity to the Bank’s policy requirements, product guidelines and underwriting standards, with limited exceptions. Any exceptions that are identified during the underwriting and approval process have been adequately mitigated by other factors.

¡	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.

¡	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor

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

Years Ended December 31, 2011, 2010 and 2009

NOTE D - LOANS (Continued)

¡

Additional exceptions to the Bank’s policy requirements, product guidelines or underwriting standards that present a higher degree of risk to the Bank. Although the combination and/or severity of identified exceptions is greater, all exceptions have been properly mitigated by other factors.

¡

Unproven, insufficient or marginal primary sources of repayment that appear sufficient to service the debt at this time. Repayment weaknesses may be due to minor operational issues, financial trends, or reliance on projected (not historic) performance.

¡	Marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.

•	Risk Grade 6 (Watch List or Special Mention) – Loans in this category can have the following characteristics:

¡	Loans with underwriting guideline tolerances and/or exceptions and with no mitigating factors.

¡

Extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank’s position at some future date. Potential weaknesses are the result of deviations from prudent lending practices.

¡

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

•

Risk Grade 9 (Loss) - Loans classified as Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be affected in the future.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

•	Risk Grade 6 (Watch List or Special Mention) - Watch list or Special Mention loans include the following characteristics:

¡	Loans within guideline tolerances or with exceptions of any kind that have not been mitigated by other economic or credit factors.

¡

Extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank’s position at some future date. Potential weaknesses are the result of deviations from prudent lending practices.

¡

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE D - LOANS (Continued)

The following tables presents information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of December 31, 2011 and 2010:

December 31, 2011
Commercial Credit Exposure By Internally Assigned Grade	Commercial and industrial	Construction	Commercial real estate	Multi-family residential
		(In thousands)
Superior	$722	$59	$-	$-
Very good	154	6	429	-
Good	5,184	2,369	16,510	1,064
Acceptable	8,224	6,685	67,922	12,828
Acceptable with care	15,048	54,087	60,604	7,820
Special mention	3,062	2,671	27,177	125
Substandard	752	4,969	19,405	1,540
Doubtful	-	-	-	-
Loss	-	-	-	-

	$33,146	$70,846	$192,047	$23,377

Consumer Credit Exposure By Internally Assigned Grade	1 to 4 Family residential and HELOCs

Pass	$78,773
Special mention	4,316
Substandard	7,795

$90,884

Consumer Credit Exposure Based On Payment Activity	Loans to individuals & overdrafts

Pass	$7,447
Non-pass	224

$7,671

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE D - LOANS (Continued)

December 31, 2010
Commercial Credit Exposure By Internally Assigned Grade	Commercial and industrial	Construction	Commercial real estate	Multi-family residential
		(In thousands)
Superior	$1,298	$67	$-	$-
Very good	177	130	1,605	-
Good	7,744	5,159	20,444	2,959
Acceptable	17,707	15,467	67,322	13,432
Acceptable with care	18,232	58,056	71,854	9,750
Special mention	2,505	1,506	20,139	2,377
Substandard	1,765	4,165	11,756	1,570
Doubtful	9	-	382	-
Loss	-	-	-	-

	$49,437	$84,550	$193,502	$30,088

Consumer Credit Exposure By Internally Assigned Grade	1 to 4 Family residential and HELOCs
Pass	$86,262
Special mention	6,389
Substandard	7,672

$100,323

Consumer Credit Exposure Based On Payment Activity	Loans to individuals & overdrafts

Pass	$12,581
Non-pass	386

$12,967

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE D - LOANS (Continued)

Nonperforming assets at December 31, 2011 and 2010 consist of the following:

	As December 31,
	2011	2010
	(dollars in thousands)
Non-accrual loans	$17,623	$10,562
Restructured loans	2,013	1,688

Total non-performing loans	19,636	12,250

Foreclosed real estate	3,031	3,655
Repossessed assets	-	-

Total non-performing assets	$22,667	$15,905

Allowance for Loan Losses

The allowance for loan losses is a reserve established through provisions for loan losses charged to income and represents management’s best estimate of probable loans losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated losses and risk inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of reserves is designed to account for changes in credit quality as they occur The provision for loan losses reflects loan quality trends, including the levels of, and trends related to, past due loans and economic conditions at the local and national levels. It also considers the quality and risk characteristics of the Company’s loan origination and servicing policies and practices.

Individual reserves are calculated according to ASC Section 310-10-35 against loans evaluated individually and deemed to most likely be impaired. Impaired loans include all loans in non-accrual status, all troubled debt restructures, all substandard loans that are deemed to be collateral dependent, and other loans that management determines require reserves.

Loans are deemed uncollectible at the discretion of the Chief Credit Officer, based on a variety of credit, collateral, documentation and other issues. In the case of uncollectible receivables, the collateral is considered unsecured and therefore fully charged off.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE D - LOANS (Continued)

The following is a summary of activity in the allowance for loan losses for the years indicated:

	At December 31,
	2011	2010	2009
	(Dollars in thousands)
Allowance for loan losses at beginning of year	$10,015	$10,359	$8,860
Provision for loan losses	6,218	15,634	5,472

	16,233	25,993	14,332

Loans charged-off:
Commercial and industrial	(4,116)	(11,967)	(2,932)
Construction	(993)	(464)	(168)
Commercial real estate	(2,970)	(2,811)	-
HELOCs	(661)	(496)	(404)
1 to 4 family residential	(1,512)	(2,254)	(567)
Multi-family residential	-	-	-
Loans to individuals & overdrafts	(170)	(421)	(352)

Total charge-offs	(10,422)	(18,413)	(4,423)

Recoveries of loans previously charged-off:
Commercial and industrial	3,765	1,121	325
Construction	12	137	12
Commercial real estate	60	1,023	-
HELOCs	52	44	7
1 to 4 family residential	247	15	69
Multi-family Residential	-	-	-
Loans to individuals & overdrafts	87	95	37

Total recoveries	4,223	2,435	450

Net charge-offs	(6,199)	(15,978)	(3,973)

Allowance for loan losses at end of year	$10,034	$10,015	$10,359

Included in the 2011 $3.8 million recoveries in commercial and industrial loans are $3.7 million in recoveries relating to the previously reported loan fraud.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE D – LOANS (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan segment for the twelve month periods ended December 31, 2011 and 2010, respectively:

		Twelve months ended December 31, 2011
2011				1 to 4
Allowance for loan losses	Commercial And industrial	Construction	Commercial real estate	family residential & HELOC	Loans to individuals & overdrafts	Multi- family residential	Total
			(In thousands)
Balance, beginning of period 01/01/2011	$1,052	$349	$3,111	$3,333	$1,530	$640	$10,015
Provision for loan losses	18	2,172	4,570	1,324	(1,353)	(513)	6,218
Loans charged-off	(4,116)	(993)	(2,970)	(2,173)	(170)	-	(10,422)
Recoveries	3,765	12	60	299	87	-	4,223

Balance, end of period 12/31/2011	$719	$1,540	$4,771	$2,783	$94	$127	$10,034

Ending Balance: individually evaluated for impairment	$-	$674	$498	$328	$15	$-	$1,515

Ending Balance: collectively evaluated for impairment	$719	$866	$4,273	$2,455	$79	$127	$8,519

Loans:
Ending Balance	$33,146	$70,846	$192,047	$90,884	$7,671	$23,377	$417,971

Ending Balance: individually evaluated for impairment	$478	$4,376	$14,234	$3,974	$233	$1,540	$24,835

Ending Balance: collectively evaluated for impairment	$32,668	$66,470	$177,813	$86,910	$7,438	$21,837	$393,136

2010				1 to 4
Allowance for loan losses	Commercial And industrial	Construction	Commercial real estate	family residential & HELOC	Loans to individuals & overdrafts	Multi- family residential	Total
			(In thousands)
Balance, beginning of period 01/01/2010	$1,699	$629	$4,281	$3,043	$507	$200	$10,359
Provision for loan losses	10,199	47	618	2,981	1,349	440	15,634
Loans charged-off	(11,967)	(464)	(2,811)	(2,750)	(421)	0	(18,413)
Recoveries	1,121	137	1,023	59	95	0	2,435

Balance, end of period 12/31/2010	$1,052	$349	$3,111	$3,333	$1,530	$640	$10,015

Ending Balance: individually evaluated for impairment	$132	$159	$1,317	$1,697	$13	$0	$3,318

Ending Balance: collectively evaluated for impairment	$920	$190	$1,794	$1,636	$1,517	$640	$6,697

Loans:
Ending Balance	$49,437	$84,550	$193,502	$100,323	$12,967	$30,088	$470,867

Ending Balance: individually evaluated for impairment	$396	$1,224	$8,903	$5,773	$219	$0	$16,515

Ending Balance: collectively evaluated for impairment	$49,041	$83,326	$184,599	$94,550	$12,748	$30,088	$454,352

The negative provisions for loans to individuals and overdrafts, and multi-family residential were the result of declines in outstanding loan balances from 2010 to 2011. Loans to individuals and overdrafts declined from $13.0 million at December 31, 2010 to $7.7 million at December 31, 2011. Multi-family residential loans decreased from $30.1 million at December 31, 2010 to $23.4 million at December 31, 2011.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE E - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2011 and 2010:

	2011	2010
	(Dollars in thousands)
Land	$3,105	$3,470
Buildings	9,104	10,021
Furniture and equipment	3,424	3,473
Leasehold improvements	29	29
Construction in progress	19	19

	15,681	17,012
Less accumulated depreciation	4,438	4,082

Total	$11,243	$12,930

Depreciation amounting to approximately $659,000, $751,000, and $817,000 for the years ended December 31, 2011, 2010 and 2009, respectively, is included in occupancy and equipment expense, data processing and other outsourced services expense and other expenses.

As of December 31, 2011 the Company had a total of $1.1 million in premises and equipment which were classified as held for sale.

The Company has operating leases for its corporate offices and branches that expire at various times through 2027. Future minimum lease payments under the leases for years subsequent to December 31, 2011 are as follows (dollars in thousands):

2012	$121
2013	102
2014	109
2015	109
2016	109
Years thereafter	1,090

$1,640

During 2011, 2010, and 2009, payments under operating leases were approximately $140,000, $213,000, and $297,000 respectively. Lease expense was accounted for on a straight line basis.

NOTE F – DEPOSITS

At December 31, 2011 the Company had $501.4 million in total deposits which was comprised of $74.6 million in non-interest bearing deposits and $426.8 million in interest bearing deposits. Of the $426.8 million in interest bearing deposits $24.5 million were in savings accounts, $92.6 million were in Money Market and NOW accounts, and $309.7 million were in time deposits.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE F - DEPOSITS (Continued)

The scheduled maturities of time deposits at December 31, 2011 are as follows:

Total Time Deposits
(Dollars in thousands)
Three months or less	$-
Over three months through twelve months	6,018
Over one year through two years	144,026
Over two years through three years	2,172
Over three years through four years	8,437
Over four years through five years	146,042
Over five years	3,052

$309,747

Time deposits with balances of $100,000 or more at December 31, 2011 were $156.4 million.

NOTE G - SHORT TERM AND LONG TERM DEBT

At December 31, 2011 the Company had $21.9 million in short term debt and $14.4 million in long term debt. The following table sets forth the maturity information pertaining to short term and long term debt as of December 31, 2011.

The scheduled maturities of short term debt at December 31, 2011 are as follows:

Short Term Debt
(Dollars in thousands)
Securities sold under agreements to repurchase	$19,877
FHLB advances less than one year	2,000

$21,877

The scheduled maturities of long term debt at December 31, 2011 are as follows:

Long Term Debt
(Dollars in thousands)
Junior subordinated debentures	$12,372
FHLB advances maturing after one year	2,000

$14,372

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE G - SHORT TERM AND LONG TERM DEBT (Continued)

Securities sold under agreement to repurchase

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

	2011	2010
	(Dollars in thousands)
Balance at December 31	$19,877	$19,666
Weighted average interest rate at December 31	0.39%	1.03%
Maximum amount outstanding at any month-end during the year	$22,843	$20,926
Average daily balance outstanding during the year	$20,192	$19,146
Average annual interest rate paid during the year	0.76%	1.06%

Advances from Federal Home Loan Bank and other credit facilities

At December 31, 2011, the Company had available lines of credit totaling approximately $44.0 million with various financial institutions for borrowing on a short-term basis. These lines are subject to annual renewals with varying interest rates. Also, as a member of the Federal Home Loan Bank of Atlanta, the Company may obtain advances of up to 10% of assets, subject to available collateral. Additionally, the Company had pledged $1.0 million in securities to the Federal Reserve Bank for access to the discount window.

At December 31, 2011 and 2010 the Company had $4.0 million and $8.0 million in advances from the Federal Home Loan Bank of Atlanta or borrowings from the Federal Reserve Bank discount window. The $4.0 million in FHLB advances at December 31, 2011 were comprised of $2.0 million in short-term borrowings and $2.0 million in long-term borrowings. The $8.0 million in FHLB advances at December 31, 2010 were comprised of $4.0 million in short-term borrowings and $4.0 million in long-term borrowings. The following table sets forth the maturity and interest rate information pertaining to FHLB advances as of December 31, 2011:

Maturity	Rate	Total
	(Dollars in thousands)
March 8, 2012	1.17%	2,000

March 8, 2013	1.82%	2,000

		$4,000

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE G - SHORT TERM AND LONG TERM DEBT (Continued)

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

The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2011.

NOTE H - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(Dollars in thousands)

Current tax provision:
Federal	$(19)	$(879)	$825
State	(-)	-	110

Total current tax provision (benefit)	(19)	(879)	935

Deferred tax provision:
Federal	(355)	(1,876)	(832)
State	(11)	(529)	(175)

Total deferred tax benefit	(366)	(2,405)	(1,008)

Net income tax benefit	$(385)	$(3,284)	$(73)

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE H - INCOME TAXES (Continued)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2011	2010	2009
	(Dollars in thousands)
Income tax at federal statutory rate	$(186)	$(2,801)	$(2,895)
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	(7)	(349)	-
Goodwill impairment	-	-	2,949
Tax-exempt interest income	(72)	(89)	(86)
Income from life insurance	(87)	(89)	(89)
Incentive stock option expense	26	50	55
Other permanent differences	(59)	(6)	(6)

Provision for income taxes	$(385)	$(3,284)	$(73)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2011 and 2010 are as follows:

	2011	2010
	(Dollars in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$3,869	$3,861
Deferred compensation	404	388
Supplemental executive retirement plan	61	61
Net operating loss/net economic loss	2,140	1,951
Write-downs on foreclosed real estate	354	348
AMT tax credit	58	-
Other	142	97

Total deferred tax assets	7,028	6,706
Deferred tax liabilities relating to:
Premises and equipment	(750)	(750)
Deferred loan fees/costs	(18)	(19)
Unrealized gain on available-for-sale securities	(806)	(739)
Core deposit intangible	(210)	(269)
Other	(95)	(79)

Total deferred tax liabilities	(1,879)	(1,856)

Net recorded deferred tax asset, included in other assets	$5,149	$4,850

The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. As of December 31, 2011 and 2010 the Company has no uncertain tax provisions.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE H - INCOME TAXES (Continued)

Deferred Tax Asset

The Company’s net deferred tax asset was $5.1 million at December 31, 2011 and $4.9 million at December 31, 2010, respectively. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of December 31, 2011, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations or other factors could impact the realization of the deferred tax asset in the future.

The Company has no history of expiration of loss carry forwards. Management believes the Company’s forecasted earnings support a conclusion that a valuation allowance is not needed. Management closely monitors the previous twelve quarters of income (loss) before income taxes in evaluating the need for a deferred tax asset valuation allowance. This is referred to as the cumulative loss test.

As of December 31, 2011, the Company passed the cumulative loss test by $2.2 million excluding the one-time non-recurring charge-off pertaining to the previously reported loan fraud by a large relationship borrower and the previously discussed goodwill impairment. The Company feels confident that deferred tax assets are more likely than not to be realized.

NOTE I - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(Dollars in thousands)

Postage, printing and office supplies	$369	$435	$377
Advertising and promotion	284	387	339
Other	1,994	1,757	1,808

Total	$2,647	$2,579	$2,524

NOTE J - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2011, that the Company meets all capital adequacy requirements to which it is subject. The Company’s significant assets are its investments in New Century Bank and New Century Statutory Trust I.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE J - REGULATORY MATTERS (Continued)

The Bank may not declare or pay a cash dividend, or repurchase any of its capital stock, unless its capital surplus is equal to at least 50% of its paid-in capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank. The North Carolina Commissioner of Banks and the FDIC are also authorized to prohibit the payment of dividends under certain other circumstances. The Bank has sufficient liquidity and is well capitalized, however, Chapter 53, Article 7 of the North Carolina General Statutes prohibits banks from declaring and paying dividends during the period in which the bank has an accumulated deficit. At December 31, 2011 the Bank has an accumulated deficit of $1.1 million.

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 8.40% at December 31, 2011.

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE J - REGULATORY MATTERS (Continued)

As the following tables indicate, at December 31, 2011, the Company and related Bank subsidiary both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual		Minimum for capital adequacy purposes
The Company:	Amount	Ratio	Amount	Ratio
December 31, 2011:	(Dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$60,600	13.49%	$35,947	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	54,929	12.22%	17,973	4.00%
Tier 1 Capital (to Average Assets)	54,929	9.14%	24,033	4.00%

	Amount	Ratio	Amount	Ratio
December 31, 2010:	(Dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$64,628	12.71%	$40,624	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	58,227	11.45%	20,312	4.00%
Tier 1 Capital (to Average Assets)	58,227	9.17%	25,451	4.00%

New Century Bank’s actual capital amounts and ratios are presented in the table below as of December 31, 2011 and 2010:

The Bank:	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2011:	(Dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$58,931	13.14%	$35,868	8.00%	$51,560	11.50%
Tier 1 Capital (to Risk-Weighted Assets)	53,272	11.88%	17,934	4.00%	35,868	8.00%
Tier 1 Capital (to Average Assets)	53,272	8.87%	24,033	4.00%	48,066	8.00%

Minimum to be well capitalized at December 31, 2011 are regulatory minimum requirements outlined in the previously mentioned MOU.

December 31, 2010:

Total Capital (to Risk-Weighted Assets)	$62,504	12.36%	$40,465	8.00%	$50,582	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	56,136	11.10%	20,233	4.00%	30,349	6.00%
Tier 1 Capital (to Average Assets)	56,136	8.84%	25,451	4.00%	31,813	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of December 31, 2011. The Company is currently required to obtain regulatory approval before making interest payments on its outstanding junior subordinated debentures.

Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE K - OFF-BALANCE SHEET RISK

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2011 is as follows:

Financial instruments whose contract amounts represent credit risk:	(In thousands)
Undisbursed commitments	$47,065
Letters of credit	1,801

NOTE L – FAIR VALUE MEASUREMENTS

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

Years Ended December 31, 2011, 2010 and 2009

NOTE L – FAIR VALUE MEASUREMENTS (Continued)

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage- backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE L – FAIR VALUE MEASUREMENTS (Continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of December 31, 2011 and December 31, 2010 (dollars in thousands):

Investment securities available for sale December 31, 2011	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$26,412	$-	$26,412	$-
Mortgage-backed securities - GSE’s	35,169	-	35,169	-
Municipal bonds	6,273	-	6,273	-

Total	$67,854	$-	$67,854	$-

Investment securities available for sale December 31, 2010	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$47,087	$-	$47,087	$-
Mortgage-backed securities - GSE’s	35,512	-	35,512	-
Municipal bonds	7,300	-	7,300	-

Total	$89,899	$-	$89,899	$-

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310,”Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE L – FAIR VALUE MEASUREMENTS (Continued)

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less, at the date acquired. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. At December 31, 2011 total assets classified as foreclosed real estate totaled $3.0 million.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of December 31, 2011 and December 31, 2010 (dollars in thousands):

Asset Category December 31, 2011	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$13,353	$-	$-	$13,353

Foreclosed real estate	3,031	-	-	3,031

Total	$16,384	$-	$-	$16,384

Asset Category December 31, 2010	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$9,393	$-	$-	$9,393

Foreclosed real estate	3,655	-	-	3,655

Total	$13,048	$-	$-	$13,048

As of December 31, 2011, the Bank identified $24.8 million in impaired loans, of which $13.4 million were carried at fair value on a non-recurring basis which included $9.6 million in loans that required a specific reserve of $1.5 million, and an additional $5.3 million in other loans without specific reserves that had charge-offs. As of December 31, 2010, the Bank identified $16.5 million in impaired loans, of which $10.8 million required a specific allowance of $3.3 million.

Cash and Due from Banks, Interest-Earning Deposits in Other Banks and Federal Funds Sold

The carrying amounts for cash and due from banks, interest-earning deposits in other banks and federal funds sold approximate fair value because of the short maturities of those instruments.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE L – FAIR VALUE MEASUREMENTS (Continued)

Investment Securities Available for Sale

Fair value for investment securities available for sale equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, the values likely do not represent exit prices due to distressed market conditions. Therefore, incremental market risks and liquidity discounts were subtracted to reflect illiquid and distressed conditions at December 31, 2011 and December 31, 2010. No liquidity discount is applied at December 31, 2011 due to lack of comparable metrics. The liquidity discount for December 31, 2010 was 0.5% based on local economic conditions impacting employment, volatile energy costs, and extended periods of time to sell or liquidate assets.

Stock in Federal Home Loan Bank of Atlanta

The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the Federal Home Loan Bank.

Other Non Marketable Securities

The fair value of stock in other non marketable securities is assumed to approximate carrying value.

Bank Owned Life Insurance

The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Premises and Equipment Held for Sale

Premises and equipment held for sale are stated at book value which approximates fair market value as discussed in Note R Pending Branch Sale.

Deposits

The fair value of demand deposits is the amount payable on demand at the reporting date. The fair values of time deposits are estimated using the rates currently offered for instruments of similar remaining maturities.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE L – FAIR VALUE MEASUREMENTS (Continued)

Short Term Debt

Short term debt includes FHLB advances with maturities of one year or less and sweep accounts. The fair value of short term FHLB advances is assumed to be approximate carrying value. The fair values of short term debt (sweep accounts that re-price weekly) are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010.

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$18,478	$18,478	$7,071	$7,071
Interest-earning deposits in other banks	55,590	55,590	21,648	21,648
Federal funds sold	3,028	3,028	7,183	7,183
Investment securities available for sale	67,854	67,854	89,899	89,899
Loans, net	407,590	424,851	460,469	458,167
Accrued interest receivable	2,003	2,003	2,488	2,488
Stock in the Federal Home Loan Bank	1,248	1,248	1,448	1,448
Other non marketable securities	1,080	1,080	1,082	1,082
Premises and Equipment, held for sale	1,113	1,113	-	-
Bank owned life insurance	7,981	7,981	7,727	7,727

Financial liabilities:
Deposits	$501,377	$509,454	$534,599	$541,394
Short term debt	21,877	21,877	23,666	23,666
Long term debt	14,372	9,661	16,372	12,453
Accrued interest payable	330	330	395	395

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE M - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Plan

The Company has a 401(k) Plan and substantially all employees participate in the Plan. The Company matches 100% of the first 6% of an employee’s compensation contributed to the plan. Expenses attributable to the Plan amounted to $311,000, $319,000 and $302,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Employment Agreements

The Company has entered into employment agreements with five executive officers to promote a stable and competent management base. These agreements provide for benefits as specified in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ right to receive certain vested rights, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will generally be bound by the terms of those contracts.

Supplemental Executive Retirement Plans

The Company implemented a nonqualified supplemental executive retirement plan for the former Chief Executive Officer during 2003. Benefits will accrue and vest during the period of employment, and will be paid in monthly benefit payments over the officer’s life after retirement. Provisions of $71,000, $26,000 and $29,000 were expensed for future benefits to be provided under this plan during 2011, 2010 and 2009, respectively. In conjunction with the implementation of this plan, the Company has purchased life insurance on certain key officers to help offset plan accruals. The life insurance policies provide the payment of a death benefit in the event an insured officer dies prior to attainment of retirement age. The total liability under this plan at December 31, 2011 and 2010 was $429,000 and $411,000, respectively.

As part of the acquisition of Progressive State Bank (“Progressive”), the Company assumed a liability for the supplemental early retirement plan for Progressive’s Chief Executive Officer. Provisions of $57,000, $21,000 and $20,000 and were expensed in 2011, 2010 and 2009, resulting in a total liability of $409,000 and $351,000 as of December 31, 2011 and 2010, respectively. Corresponding to this liability, Progressive had purchased a life insurance policy on certain key officers to help offset the expense associated with future benefit payments. This policy was acquired by the Company upon its acquisition of Progressive.

Directors Deferred Compensation

The Company has instituted a Directors’ Deferral Plan whereby individual directors may elect annually to defer receipt of all or a designated portion of their directors’ fees for the coming year. Amounts so deferred are used to purchase shares of the Company’s common stock on the open market by the administrator of the Deferral Plan or to issue shares from the Company’s authorized but unissued shares, with such deferred compensation disbursed in the future as specified by the director at the time of his or her deferral election. All deferral amounts and matching contributions, if any, are paid into a rabbi trust with a separate account for each participant under the plan. Compensation and other expenses attributable to this plan for the years ended December 31, 2011, 2010 and 2009 were $207,000, $245,000, and $250,000, respectively. The Directors’ Deferral Plan was amended and restated on November 16, 2011 to ensure compliance with applicable regulations and to provide that the eventual payment of compensation deferred under the plan may be made only in the form of the Registrant’s common stock.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE M – EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans

The Company has four shareholder approved stock option plans under which options are granted to directors and employees of the Company and its subsidiary banks.

•

Options granted to employees under the 2000 Incentive Stock Option Plan were subject to a three-year vesting schedule. No new incentive stock options may be granted under the 2000 Incentive Stock Option Plan.

•

Options granted to directors under the 2000 Nonstatutory Stock Option Plan were vested immediately at the time of grant. No new incentive stock options may be granted under the 2000 Nonstatutory Stock Option Plan.

•

Options granted under the 2004 Incentive Stock Option Plan vested over a five-year period with none vested at the time of grant. In 2011, 6,000 incentive stock options were granted under the 2004 Incentive Stock Option Plan.

•

On May 11, 2010, the shareholders of the Company approved the implementation of the New Century Bancorp, Inc. 2010 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights. Incentive stock options under the Omnibus Plan vest over a five-year period with none vested at the time of grant. Officers and other full-time employees of the Company and the Bank, including executive officers and directors, are eligible to receive awards under the Omnibus Plan. However, no projections have been made as to specific award terms or recipients. In 2011, 37,500 incentive stock options were granted under the 2010 Omnibus Plan.

The estimated fair market value of each option awarded, using the Black-Scholes option pricing model, together with the assumptions used in estimating those fair values, are displayed below:

	2011	2010	2009

Estimated fair value of options granted	$2.43	$3.07	$3.67

Assumptions in estimating average option values:
Risk-free interest rate	2.55%	3.49%	3.15%
Dividend yield	0%	0%	0%
Volatility	47.06%	50.29%	50.23%
Expected life (in years)	7.25	8.00	4.49

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE M – EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

A summary of the Company’s option plans as of and for the year ended December 31, 2011 is as follows:

		Outstanding Options		Exercisable Options
	Shares Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
At December 31, 2010	308,986	399,695	$9.03	350,272	$9.00
Options authorized	-	-	-	-	-
Options granted	(43,500)	43,500	5.18	23,627	5.15
Options exercised	-	-	-	-	-
Options forfeited	20,456	(20,456)	10.20	(14,776)	1.84

At December 31, 2011	285,942	422,739	$8.58	359,123	$9.04

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2011 and 2010 were both zero. The unrecognized compensation expense for outstanding options at December 31, 2011, 2010, and 2009 was $147,000, $237,000, and $279,000.

The weighted average remaining life of options outstanding and options exercisable as of December 31, 2011 was 4.03 years and 3.28 years, respectively. The weighted average remaining life of options outstanding and options exercisable as of December 31, 2010 was 4.52 and 4.12 years, respectively. Information regarding the stock options outstanding at December 31, 2011 is summarized below:

Range of Exercise Prices	Number of options outstanding	Number of options exercisable

$4.59 - $7.07	304,938	250,522
$7.08 - $10.69	36,551	31,351
$10.70 - $16.22	80,250	77,250

Outstanding at end of year	422,739	359,123

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE M – EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

A summary of the status of the Company’s non-vested options as of December 31, 2011 and changes during the year ended December 31, 2011, is presented below:

Non-vested Options	Options	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2010	49,423	$4.41
Granted	43,500	2.43
Vested	(8,851)	2.34
Forfeited	(20,456)	3.88

Non-vested at December 31, 2011	63,616	2.87

For the years ended December 31, 2011, 2010 and 2009, the intrinsic value of options exercised was $0, $96,000, and $8,000, respectively, and the grant-date fair value of options vested was $21,000, $148,000, and $160,000, respectively. No cash was received from stock option exercises for the year ended December 31, 2011.

As of December 31, 2011, there was approximately $147,000 of total unrecognized compensation expense related to the Company’s stock based compensation plans. This cost is expected to be recognized over a weighted average period of 1.73 years.

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE N – PARENT COMPANY FINANCIAL DATA

Following are the condensed balance sheets of New Century Bancorp as of and for the years ended December 31, 2011 and 2010 and the related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2011:

Condensed Balance Sheets

December 31, 2011 and 2010

(dollars in thousands)

	2011	2010
Assets
Cash balances with New Century Bank	$1,053	$507
Investment in New Century Bank	59,889	59,601
Investment in New Century Statutory Trust I	503	493
Other assets	776	1,589

Total Assets	$62,221	$62,190

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Accrued interest and other liabilities	303	126

Shareholders’ equity:
Common stock	6,860	6,914
Additional paid-in capital	41,851	41,887
Accumulated deficit	(450)	(287)
Accumulated other comprehensive income	1,285	1,178

Total Shareholders’ Equity	49,546	49,692

Total Liabilities and Shareholders’ Equity	$62,221	$62,190

Condensed Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Dividends	$-	$233	$373
Equity in earnings (losses) of subsidiaries	115	(4,904)	(8,535)
Operating expense	(417)	(425)	(485)
Income tax benefit	139	141	205

Net loss	$(163)	$(4,955)	$(8,442)

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE N – PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(163)	$(4,955)	$(8,442)
Equity in undistributed losses of subsidiaries	(115)	4,904	8,535
Net change in other assets	647	(124)	(251)
Net change in other liabilities	177	(8)	6

Net cash used by operating activities	546	(183)	(152)

CASH FLOW FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from other issuance of common stock	-	332	32
Tax benefit from stock option exercises	-	16	3

Net cash provided by financing activities	-	348	35

Net increase (decrease) in cash and cash equivalents	546	165	(117)

Cash and cash equivalents at beginning of year	507	342	459

Cash and cash equivalents, end of year	$1,053	$507	$342

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE O – RELATED PARTY TRANSACTIONS

During 2011, there were no related party transactions.

During 2010, the Company purchased various insurance policies from a company owned by a former director of New Century Bancorp. Premiums paid totaled approximately $30,000 for these policies, which include one-year policies for directors and officers liability coverage. All such policies were purchased on terms at least as favorable to the Company as could be obtained from an unaffiliated third party.

During 2009, the Company purchased various insurance policies from a company owned by a director of New Century Bancorp. Premiums paid totaled approximately $91,000 for these policies, which include a one-year policy for directors and officers liability coverage as well as commercial property and other insurance policies. All such policies were purchased on terms at least as favorable to the Company as could be obtained from an unaffiliated third party.

Beginning in July 2008, the Company began leasing a building owned by one of the directors of New Century Bancorp for a portion of its operations center. This lease was terminated in October 2010.

All related party transactions are “arms length” transactions.

NOTE P – PREVIOUSLY REPORTED LOAN FRAUD

During the third quarter of 2010, the Bank discovered loan fraud in connection with one of the Bank’s largest loan relationships. The previously reported loan fraud included multiple loans to the same borrower and related entities and had been committed over a period of years.

In September 2010, $10.8 million in loans were charged-off pertaining to this previously reported loan fraud. The Bank is committed to employing every legal remedy available to recover losses arising from this loan fraud. During the years ended December 31, 2011 and 2010, $3.7 million and $777,000 of losses were recovered on these loans. Additionally, there were $361,000 and $211,000 in legal and investigative fees had been incurred through the end December 31, 2011 and 2010 to determine the extent of the fraud, the potential for any additional losses or recoveries. Any additional future losses, recoveries or expenses related to resolving this previously reported loan fraud are not able to be currently estimated.

NOTE Q – AUTHORIZED SHARES OF COMMON STOCK AND PREFERRED STOCK OF THE COMPANY

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

NEW CENTURY BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

NOTE R – PENDING BRANCH SALE

On December 20, 2011, the Bank entered into a purchase and assumption agreement with Lumbee Guaranty Bank, Pembroke, North Carolina. Under the terms of the purchase and assumption agreement, Lumbee Guarantee Bank will purchase all deposits which totaled $17.1 million at December 31, 2011 and selected assets associated with the Bank’s existing Pembroke and Raeford, North Carolina branch offices. The terms of the purchase and assumption agreement also provide for Lumbee Guaranty Bank to acquire all real property and equipment which totaled $1.1 million at December 31, 2011; and other selected assets associated with the two branches. The Bank will retain all loans associated with the two branches being sold. The consummation of the purchase and assumption transaction is subject to a number of conditions, including the receipt of all required regulatory approvals.

NOTE S – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date and time the financial statements were issued and determined there are no subsequent events to disclose.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even systems that are deemed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework.

Based on this assessment, Management has concluded that that the Company’s internal control over financial reporting as of December 31, 2011 was effective based on those criteria.

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

Date: March 28, 2012	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: March 28, 2012	/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the fourth quarter of 2011. Management has concluded that there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2011 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

The Registrant has adopted a code of ethics that applies, among others to its principal executive officer and principal financial officer. The Registrant’s code of ethics will be provided to any person upon written request made to Ms. Brenda Bonner, New Century Bancorp, Inc., 700 W. Cumberland Street, Dunn, NC 28334.

ITEM 11 - EXECUTIVE COMPENSATION

Incorporated by reference to the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

In 2000, the shareholders of New Century Bank approved the New Century Bank 2000 Nonqualified Stock Option Plan for Directors (the “2000 Nonqualified Plan”) and the New Century Bank 2000 Incentive Stock Option Plan (the “2000 Incentive Plan”). Both plans were adopted by the Registrant upon its organization as the holding company for New Century Bank on September 19, 2003. At the 2004 Annual Meeting of Shareholders, the shareholders approved amendments to the 2000 Nonqualified Plan and the 2000 Incentive Plan and also approved the New Century Bancorp, Inc. 2004 Incentive Stock Option Plan. The maximum number of shares reserved for issuance upon the exercise of outstanding options granted under the 2000 Nonqualified Plan is 478,627 (adjusted for stock dividends). The maximum number of shares reserved for issuance upon the exercise of outstanding options granted under the 2000 Incentive Plan is 278,102 (adjusted for stock dividends). The maximum number of shares reserved for issuance upon exercise of outstanding options granted under the 2004 Incentive Plan is 75,600. Option prices for each of the plans are established at market value at the time of grant.

On May 11, 2010, the shareholders of the Company approved the implementation of the New Century Bancorp, Inc. 2010 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights. Officers and other full-time employees of the Company and the Bank, including executive officers and directors, are eligible to receive awards under the Omnibus Plan. The maximum number of shares reserved for issuance in connection with equity awards granted under the Omnibus Plan is 250,000 (adjusted for stock dividends).

The following chart contains details of the grants:

Plan Category	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	422,739	$8.58	612,171
Equity compensation plans not approved by security holders	none	n/a	none

Total	422,739	$8.58	612,171

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial statements required to be filed by Item 8 of this Form:

Report of independent registered public accounting firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

Exhibits

3(i)	Articles of Incorporation of Registrant(1)

3(ii)	Bylaws of Registrant(1)

4	Form of Stock Certificate(1)

10(i)	2000 Incentive Stock Option Plan, a compensatory plan(2)

10(ii)	2000 Nonstatutory Stock Option Plan, a compensatory plan(2)

10(iii)	Employment Agreement of William L. Hedgepeth II, a management contract(3)

10(iv)	Employment Agreement of Lisa F. Campbell, a management contract(1)

10(v)	2004 Incentive Stock Option Plan, a compensatory plan(2)

10(vi)	Directors’ Deferral Plan, as amended and restated(4)

10(vii)	Employment Agreement of Celia DeBiase, a management contract (3) (Filed herewith)

10(viii)	Employment Agreement of J. Daniel Fisher, a management contract(3)

10(ix)	Employment Agreement of Joan I. Patterson, a management contract(3)

10(x)	2010 Omnibus Stock Ownership and Long Term Incentive Plan(5)

10(xi)	Purchase and Assumption Agreement(6)

21	Subsidiaries (Filed herewith)

23	Consent of Dixon Hughes Goodman LLP (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

1.	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

2.	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.

3.	Incorporated by reference from Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008.

4.	Incorporated by reference from Registrant’s Current Report on 8-K, filed with the Securities and Exchange Commission on November 22, 2011.

5.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2010.

6.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.
Registrant

	By:	/s/ William L. Hedgepeth, II
William L. Hedgepeth, II
Date: March 28, 2012		President and Chief Executive Office

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William L. Hedgepeth, II. William L. Hedgepeth, II., President, Chief Executive Officer and Director	March 28, 2012

/s/ Lisa F. Campbell Lisa F. Campbell, Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2012

/s/ J. Gary Ciccone J. Gary Ciccone, Director	March 28, 2012

/s/ John W. McCauley John W. McCauley, Director	March 28, 2012

/s/ Oscar N. Harris Oscar N. Harris, Director	March 28, 2012

/s/ Clarence L. Tart, Jr. Clarence L. Tart, Jr., Director	March 28, 2012

/s/ Gerald W. Hayes, Jr. Gerald W. Hayes, Jr., Director	March 28, 2012

/s/ D. Ralph Huff, III D. Ralph Huff III, Director	March 28, 2012

/s/ Tracy L. Johnson Tracy L. Johnson, Director /s/ J. Larry Keen J. Larry Keen, Ed. D., Director	March 28, 2012 March 28, 2012

/s/ Carlie C. McLamb Jr. Carlie C. McLamb Jr., Director	March 28, 2012

/s/ Michael S. McLamb Michael S. McLamb, Director	March 28, 2012

/s/ Anthony Rand Anthony Rand, Director	March 28, 2012

/s/ Sharon L. Raynor Sharon L. Raynor, Director	March 28, 2012

/s/ W. Lyndo Tippett W. Lyndo Tippett, Director	March 28, 2012

/s/ Dan K. McNeill Dan K. McNeill, Director	March 28, 2012

EXHIBIT INDEX

Exhibit Number

Exhibit

3(i)	Articles of Incorporation.	*

3(ii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	2000 Incentive Stock Option Plan	*

10(ii)	2000 Nonstatutory Stock Option Plan	*

10(iii)	Employment Agreement with William L. Hedgepeth II	*

10(iv)	Employment Agreement of Lisa F. Campbell	*

10(v)	2004 Incentive Stock Option Plan	*

10(vi)	Directors’ Deferral Plan, as amended and restated	*

10(vii)	Employment Agreement of Celia DeBiase	Filed herewith

10(viii)	Employment Agreement of J. Daniel Fisher	*

10(ix)	Employment Agreement of Joan I. Patterson	*

10(x)	2010 Omnibus Stock Ownership and Long Term Incentive Plan	*

10(xi)	Purchase and Assumption Agreement	*

21	Subsidiaries	Filed herewith

23	Consent of Dixon Hughes Goodman LLP	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

*	Incorporated by reference