Form 10-Q
period 2012-03-31
NEW CENTURY BANCORP INC
filed 2012-05-14
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of May 8, 2012, the Registrant had outstanding 6,913,636 shares of Common Stock, $1 par value per share.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011*
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$14,360	$18,478
Interest-earning deposits in other banks	64,019	55,590
Federal funds sold	3,028	3,028
Investment securities available for sale, at fair value	72,901	67,854

Loans held for sale, at fair value	1,552	—

Loans	399,760	417,624
Allowance for loan losses	(9,568)	(10,034)

NET LOANS	390,192	407,590

Accrued interest receivable	1,797	2,003
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	1,248	1,248
Other non-marketable securities	1,118	1,080
Foreclosed real estate	2,391	3,031
Premises and equipment held for sale	1,113	1,113
Premises and equipment, net	11,175	11,243
Bank-Owned Life Insurance (“BOLI”)	8,044	7,981
Core deposit intangible	516	545
Other assets	7,542	8,867

TOTAL ASSETS	$580,996	$589,651

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$77,151	$74,569
Savings	25,472	24,461
Money market and NOW	94,148	92,600
Time	293,195	309,747

TOTAL DEPOSITS	489,966	501,377

Short-term debt	23,301	21,877
Long-term debt	12,372	14,372
Accrued interest payable	307	330
Accrued expenses and other liabilities	3,273	2,149

TOTAL LIABILITIES	529,219	540,105

Shareholders’ Equity
Common stock, $1 par value, 25,000,000 shares authorized; 6,913,636 and 6,860,367 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	6,914	6,860
Additional paid-in capital	41,975	41,851
Retained earnings (accumulated deficit)	1,662	(450)
Accumulated other comprehensive income	1,226	1,285

TOTAL SHAREHOLDERS’ EQUITY	51,777	49,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$580,996	$589,651

*	Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$6,155	$7,304
Federal funds sold and interest-earning deposits in other banks	36	18
Investments	428	593

TOTAL INTEREST INCOME	6,619	7,915

INTEREST EXPENSE
Money market, NOW and savings deposits	100	217
Time deposits	1,556	1,880
Short term debt	34	69
Long term debt	82	74

TOTAL INTEREST EXPENSE	1,772	2,240

NET INTEREST INCOME	4,847	5,675

PROVISION FOR LOAN LOSSES	(2,136)	1,164

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,983	4,511

NON-INTEREST INCOME
Fees from pre-sold mortgages	39	26
Service charges on deposit accounts	318	382
Other fees and income	269	233

TOTAL NON-INTEREST INCOME	626	641

NON-INTEREST EXPENSE
Personnel	1,961	2,391
Occupancy and equipment	358	362
Deposit insurance	195	263
Professional fees	469	630
Information systems	367	386
Foreclosure-related expenses	131	299
Other	735	748

TOTAL NON-INTEREST EXPENSE	4,216	5,079

INCOME BEFORE INCOME TAX (BENEFIT)	3,393	73
INCOME TAX (BENEFIT)	1,281	(48)

NET INCOME	$2,112	$121

NET INCOME PER COMMON SHARE
Basic	$0.31	$0.02

Diluted	$0.31	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,859,196	6,913,636

Diluted	6,859,196	6,913,653

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net income	$2,112	$121

Other comprehensive loss:
Unrealized losses on investment securities available for sale	(148)	(185)
Tax effect	53	64

	(95)	(121)

Reclassification adjustment for losses included in net income	58	24
Tax effect	(22)	(9)

	36	15

Total	(59)	(106)

Total comprehensive income	$2,053	$15

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in	Retained earnings (accumulated)	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	(deficit)	income	equity
	(In thousands, except share and per data share)

Balance at December 31, 2010	6,913,636	$6,914	$41,887	$(287)	$1,178	$49,692

Net income	—	—	—	121	—	121

Other comprehensive loss, net	—	—	—	—	(106)	(106)

Stock based compensation	—	—	71	—	—	71

Balance at March 31, 2011	6,913,636	$6,914	$41,958	$(166)	$1,072	$49,778

Balance at December 31, 2011	6,860,367	$6,860	$41,851	$(450)	$1,285	$49,546

Net income	—	—	—	2,112	—	2,112

Sale of common stock	53,269	54	111	—	—	165

Other comprehensive loss, net	—	—	—	—	(59)	(59)

Stock based compensation	—	—	13	—	—	13

Balance at March 31, 2012	6,913,636	$6,914	$41,975	$1,662	$1,226	$51,777

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,112	$121
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(2,136)	1,164
Depreciation and amortization of premises and equipment	142	170
Amortization and accretion of investment securities	146	217
Amortization of deferred loan fees and costs	(51)	(46)
Amortization of core deposit intangible	28	39
Stock-based compensation	13	71
Loss on write-down on other assets	59	—
Increase in cash surrender value of bank-owned life insurance	(63)	(63)
Net loss on sale and write-downs of foreclosed real estate	24	203
Net loss on investment security sales	58	24
Change in assets and liabilities:
Net change in accrued interest receivable	206	92
Net change in other assets	1,245	199
Net change in accrued expenses and other liabilities	1,101	44

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,884	2,235

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(12,501)	—
Maturities of investment securities available for sale	3,698	6,921
Mortgage-backed securities pay-downs	3,463	3,139
Net change in loans outstanding	17,600	6,175
Proceeds from sale of foreclosed real estate	1,049	123
Purchases of premises and equipment	(60)	(4)

NET CASH PROVIDED BY INVESTING ACTIVITIES	13,249	16,354

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended March 31,
	2012	2011
	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(11,411)	$7,672
Proceeds from short-term debt	3,424	—
Repayments from short-term debt	(2,000)	(371)
Repayments from long-term debt	(2,000)	(2,000)
Proceeds from sale of common stock	165	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(11,822)	5,301

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,311	23,890

CASH AND CASH EQUIVALENTS, BEGINNING	77,096	35,902

CASH AND CASH EQUIVALENTS, ENDING	$81,407	$59,792

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$1,795	$2,241

Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	(59)	(106)
Transfers from loans to foreclosed real estate	433	1,690
Transfer from loans to loans held for sale, at fair value	1,552	—

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2011. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications have been made to conform prior year financial information to current period presentation. These reclassifications had no material impact on the unaudited consolidated financial statements.

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At March 31, 2012 and 2011 there were 395,789 and 428,878 anti-dilutive options for each three month period, respectively.

	Three Months Ended March 31,
	2012	2011

Weighted average shares used for basic net income per share	6,859,196	6,913,636

Effect of dilutive stock options	—	17

Weighted average shares used for diluted net income per share	6,859,196	6,913,653

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

Accounting Standards Update (“ASU”) No. 2011-03, Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends Topic 820, Fair Value Measurements and Disclosures, to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity’s shareholders’ equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. ASU 2011-04 became effective for annual periods beginning after December 15, 2011, and did not have a significant impact on the Company’s financial statements.

ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for annual periods beginning after December 15, 2011. The Company has adopted the standard and the adoption of ASU 2011-05 did not have an impact on the Company’s financial condition, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

NOTE D – FAIR VALUE MEASUREMENTS

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

Financial instruments include cash and due from banks, interest-earning deposits with banks, investments, loans, BOLI, deposit accounts and borrowings. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.

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

NOTE D – FAIR VALUE MEASUREMENTS (continued)

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (dollars in thousands):

Investment securities available for sale March 31, 2012	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$32,126	$—	$32,126	$—
Mortgage-backed securities - Government Sponsored- Enterprises (“GSE’s”)	34,541	—	34,541	—
Municipal bonds	6,234	—	6,234	—

Total	$72,901	$—	$72,901	$—

Investment securities available for sale December 31, 2011	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$26,412	$—	$26,412	$—
Mortgage-backed securities - GSE’s	35,169	—	35,169	—
Municipal bonds	6,273	—	6,273	—

Total	$67,854	$—	$67,854	$—

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following is a description of valuation methodologies used for assets recorded at fair value on a nonrecurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. There were no transfers between levels from the prior reporting periods. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior quarters.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011 (dollars in thousands):

Asset Category March 31, 2012	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans held for sale, at fair value	$1,552	$—	$—	$1,552
Impaired loans	11,501	—	—	11,501
Foreclosed real estate	2,391	—	—	2,391
Premises and equipment held for sale	1,113	—	—	1,113

Total	$16,557	$—	$—	$16,557

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

Asset Category December 31, 2011	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans held for sale, at fair value	$—	$—	$—	$—
Impaired loans	13,353	—	—	13,353
Foreclosed real estate	3,031	—	—	3,031
Premises and equipment held for sale	1,113	—	—	1,113

Total	$17,497	$—	$—	$17,497

NOTE E – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$14,360	$14,360	$14,360	$—	$—
Interest-earning deposits in other banks	64,019	64,019	64,019	—	—
Federal funds sold	3,028	3,028	3,028	—	—
Investment securities available for sale	72,901	72,901	—	72,901	—
Loans held for sale	1,552	1,552	—	—	1,552
Loans, net	390,192	405,606	—	—	405,606
Premises and equipment available for sale	1,113	1,113	—	—	1,113
Accrued interest receivable	1,797	1,797	—	—	1,797
Stock in the FHLB	1,248	1,248	—	—	1,248
Other non marketable securities	1,118	1,118	—	—	1,118
Bank owned life insurance	8,044	8,044	—	8,044	—

Financial liabilities:
Deposits	$489,966	$498,440	$—	$498,440	$—
Short term debt	23,301	23,301	—	23,301	—
Long term debt	12,372	7,661	—	7,661	—
Accrued interest payable	307	307	—	—	307

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	December 31, 2011
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$18,478	$18,478	$18,478	$—	$—
Interest-earning deposits in other banks	55,590	55,590	55,590	—	—
Federal funds sold	3,028	3,028	3,028	—	—
Investment securities available for sale	67,854	67,854	—	67,854	—
Loans held for sale	—	—	—	—	—
Loans, net	407,590	424,851	—	—	424,851
Premises and equipment available for sale	1,113	1,113	—	—	1,113
Accrued interest receivable	2,003	2,003	—	—	2,003
Stock in the FHLB	1,248	1,248	—	—	1,248
Other non marketable securities	1,080	1,080	—	—	1,080
Bank owned life insurance	7,981	7,981	—	7,981	—

Financial liabilities:
Deposits	$501,377	$509,454	$—	$509,454	$—
Short term debt	21,877	21,877	—	21,877	—
Long term debt	14,372	9,661	—	9,661	—
Accrued interest payable	330	330	—	—	330

Cash and Due from Banks, Interest-Earning Deposits in Other Banks and Federal Funds Sold

The carrying amounts for cash and due from banks, interest-earning deposits in other banks and federal funds sold approximate fair value because of the short maturities of those instruments.

Investment Securities Available for Sale

Fair value for investment securities available for sale equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using prices quoted for similar investments or quoted market prices obtained from independent pricing services.

Loans Held for Sale

Loans held for sale are carried at fair value which is determined by offers to purchase or expected value of future cash flows. Unrealized losses on loans held for sale are included in losses on sales of loans and leases in the consolidated statement of operations.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, the values likely do not represent exit prices due to distressed market conditions.

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

Short-term Debt

The fair values of short term debt (sweep accounts that re-price daily and short term FHLB advances) are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

Long-term Debt

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	March 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies
Within 1 year	$12,491	$77	$—	$12,568
After 1 year but within 5 years	19,377	207	(26)	19,558

Mortgage-backed securities-GSE’s
Within 1 year	1,446	52	—	1,498
After 1 year but within 5 years	27,858	1,202	—	29,060
After 5 years but within 10 years	3,925	75	(17)	3,983

Municipal bonds
Within 1 year	352	7	—	359
After 1 year but within 5 years	1,015	59	—	1,074
After 5 years but within 10 years	2,688	259	—	2,947
After 10 years	1,747	107	—	1,854

	$70,899	$2,045	$(43)	$72,901

As of March 31, 2012, accumulated other comprehensive income included unrealized net gains of $2.0 million, net of deferred income taxes of $776,000.

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies
Within 1 year	$13,508	$106	$—	$13,614
After 1 year but within 5 years	12,577	221	—	12,798

Mortgage-backed securities-GSE’s
Within 1 year	1,858	56	—	1,914
After 1 year but within 5 years	29,584	1,243	(11)	30,816
After 5 years but within 10 years	2,429	17	(7)	2,439

Municipal bonds
Within 1 year	—	—	—	—
After 1 year but within 5 years	1,369	70	—	1,439
After 5 years but within 10 years	2,691	287	—	2,978
After 10 years	1,747	109	—	1,856

	$65,763	$2,109	$(18)	$67,854

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES (continued)

As of December 31, 2011, accumulated other comprehensive income included unrealized net gains of $2.1 million, net of deferred income taxes of $800,000.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
U.S. government agencies	$6,814	$26	$—	$—	$6,814	$26
Mortgage-backed securities-GSE’s	3,101	17	—	—	3,101	17

Total temporarily impaired securities	$9,915	$43	$—	$—	$9,915	$43

At March 31, 2012, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. Five U.S. government agencies and three GSE’s had unrealized losses for less than twelve months totaling $43,000 at March 31, 2012. All unrealized losses are primarily attributable to the general trend of interest rates.

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Securities available for sale:
Mortgage-backed securities-GSE’s	$7,207	$18	$—	$—	$7,207	$18

Total temporarily impaired securities	$7,207	$18	$—	$—	$7,207	$18

At December 31, 2011, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. Seven GSE’s had unrealized losses for less than twelve months totaling $18,000 at December 31, 2011. All unrealized losses are primarily attributable to the general trend of interest rates.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS

Following is a summary of loans at March 31, 2012 and December 31, 2011:

	2012		2011
	Amount	Percent of total	Amount	Percent of total
	(In thousands)
Real estate loans:
1-to-4 family residential	$51,502	12.88%	$52,182	12.49%
Commercial real estate	184,543	46.16%	192,047	45.98%
Multi-family residential	19,294	4.83%	23,377	5.60%
Construction	67,542	16.90%	70,846	16.96%
Home equity lines of credit (“HELOC”)	37,328	9.34%	38,702	9.27%

Total real estate loans	360,209	90.11%	377,154	90.30%

Other loans:
Commercial and industrial	31,580	7.90%	33,146	7.94%
Loans to individuals & overdrafts	8,317	2.08%	7,671	1.84%

Total other loans	39,897	9.98%	40,817	9.78%

Gross loans	400,106		417,971

Less deferred loan origination fees, net	(346)	(.09%)	(347)	(.08)%

Total loans	399,760	100.00%	417,624	100.00%

Allowance for loan losses	(9,568)		(10,034)

Total loans, net	$390,192		$407,590

Loans are primarily made in southeastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and by the local economic conditions.

At March 31, 2012, the Company had pre-approved but unused lines of credit totaling $54.4 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

A description of the various loan products provided by the Bank is presented below.

Residential 1-to-4 Family Loans

Residential 1-to-4 family loans are mortgage loans that typically convert from construction loans into permanent financing and are secured by properties within the Bank’s market areas.

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

Loans to Individuals & Overdrafts

Consumer loans are approved using Bank policies and procedures established to evaluate each credit request. All lending decisions and credit risks are clearly documented. Several factors are considered in making these decisions such as credit score, adjusted net worth, liquidity, debt ratio, disposable income, credit history, and loan-to-value of the collateral. This process combined with the relatively smaller loan amounts spreads the risk among many individual borrowers. Overdrafts on customer accounts are classified as loans for reporting purposes.

The following tables present an age analysis of past due loans, segregated by class of loans as of March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012
	30+ Days Past Due	Non- Accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)

Commercial and industrial	$28	$162	$190	$31,390	$31,580
Construction	514	2,955	3,469	64,073	67,542
Multi-family residential	—	1,540	1,540	17,754	19,294
Commercial real estate	36	9,691	9,727	174,816	184,543
Loans to individuals & overdrafts	23	174	197	8,120	8,317
1-to-4 family residential	305	2,011	2,316	49,186	51,502
HELOC	27	1,018	1,045	36,283	37,328
Deferred loan (fees) cost, net					(346)

	$933	$17,551	$18,484	$381,622	$399,760

There was one loan in 1 to 4 family residential category totaling $81,000 that was over 90 days past due and still accruing interest at March 31, 2012.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

	December 31, 2011
	30+ Days Past Due	Non- Accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)

Commercial and industrial	$48	$171	$219	$32,927	$33,146
Construction	568	4,072	4,640	66,206	70,846
Multi-family residential	1,540	—	1,540	21,837	23,377
Commercial real estate	1,013	10,425	11,438	180,609	192,047
Loans to individuals & overdrafts	10	176	186	7,485	7,671
1-to-4 family residential	735	1,875	2,610	49,572	52,182
HELOC	333	904	1,237	37,465	38,702
Deferred loan (fees) cost, net					(347)

	$4,247	$17,623	$21,870	$396,101	$417,624

At December 31, 2011 there were three loans totaling $108,000 that were 90 days or more past due and still accruing interest.

Impaired Loans

The following tables present information on loans that were considered to be impaired as of March 31, 2012 and December 31, 2011:

		Contractual		March 31, 2012 Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$448	$840	$—	$464	$7
Construction	1,956	2,558	—	1,483	15
Commercial real estate	11,937	13,004	—	10,566	88
Loans to individuals & overdrafts	177	196	—	197	1
Multi-family residential	1,540	1,540	—	1,540	—
1-to-4 family residential	1,868	2,676	—	1,984	4
HELOC	1,050	1,210	—	890	8

Subtotal:	18,976	22,024	—	17,124	123

With an allowance recorded:
Commercial and industrial	121	121	24	60	2
Construction	1,694	1,694	302	2,529	1
Commercial real estate	2,635	3,712	662	3,837	36
Loans to individuals & overdrafts	55	55	23	36	—
Multi-family Residential	—	—	—	—	—
1-to-4 family residential	775	807	206	756	10
HELOC	335	335	168	371	—

Subtotal:	5,615	6,724	1,385	7,589	49

Totals:
Commercial	20,331	23,469	988	20,479	149
Consumer	232	251	23	233	1
Residential	4,028	5,028	374	4,001	22

Grand Total:	$24,591	$28,748	$1,385	$24,713	$172

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans (continued)

		Contractual		December 31, 2011 Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized on Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$478	$808	$—	$290	$25
Construction	1,011	1,166	—	1,539	23
Commercial real estate	9,195	10,085	—	7.889	158
Loans to individuals & overdrafts	217	234	—	175	4
Multi-family residential	1,540	1,540	—	1,041	102
1-to-4 family residential	2,100	2,930	—	1,746	33
HELOC	730	823	—	406	—

Subtotal:	15,271	17,586	—	13,086	345

With an allowance recorded:
Commercial and industrial	—	—	—	272	—
Construction	3,365	4,085	674	1,269	4
Commercial real estate	5,039	5.929	498	4,043	71
Loans to individuals & overdrafts	16	16	15	102	1
Multi-family Residential	—	—	—	—	—
1-to-4 family residential	736	774	170	1,999	35
HELOC	408	435	158	321	10

Subtotal:	9,564	11,239	1,515	8,006	121

Totals:
Commercial	20,628	23,613	1,172	16,343	383
Consumer	233	250	15	277	5
Residential	3,974	4,962	328	4,472	78

Grand Total:	$24,835	$28,825	$1,515	$21,092	$466

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) for which there was a payment default together with a breakdown of the types of concessions made by loan class during the three months ended March 31, 2012 and within the previous twelve months:

	Three months ended March 31, 2012			Twelve months ended March 31, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
(In thousands)

Below market interest rate:	—	$—	$—	—	$—	$—
Commercial and Industrial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Loans to individuals and overdrafts	—	—	—	—	—	—
1-to-4 family residential	—	—	—	—	—	—
HELOC	—	—	—	—	—	—

Total	—	—	—	—	—	—

Extended payment terms:
Commercial and Industrial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate	1	287	287	5	3,592	3,506
Loans to individuals and overdrafts	—	—	—	—	—	—
1-to-4 family residential	—	—	—	1	110	109
HELOC	—	—	—	—	—	—

Total	1	287	287	6	3,702	3,615

Forgiveness of principal:
Commercial and Industrial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate	—	—	—	1	938	635
Loans to individuals and overdrafts	—	—	—	—	—	—
1-to-4 family residential	—	—	—	—	—	—
HELOC	—	—	—	—	—	—

Total	—	—	—	1	938	635

Total	1	$287	$287	7	$4,640	$4,250

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs with a breakdown of the types of concessions made by loan class during the three months ended March 31, 2012 and within the previous twelve months:

	Three months ended March 31, 2012		Twelve months ended March 31, 2012
	Number of loans	Recorded investment	Number of loans	Recorded investment
	(In thousands)
Below market interest rate:
Commercial and Industrial	—	$—	—	$—
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Loans to individuals and overdrafts	—	—	—	—
1-to-4 family residential	—	—	—	—
HELOC	—	—	—	—

Total	—	—	—	—

Extended payment terms:
Commercial and Industrial	1	114	1	211
Construction	2	294	4	2,329
Commercial real estate	4	1,165	14	5,161
Loans to individuals and overdrafts	—	—	—	—
1-to-4 family residential	—	—	5	447
HELOC	—	—	—	—

Total	7	1,573	24	8,148

Forgiveness of principal:
Commercial and Industrial	—	—	—	—
Construction	—	—	—	—
Commercial real estate	—	—	1	635
Loans to individuals and overdrafts	—	—	—	—
1-to-4 family residential	—	—	—	—
HELOC	—	—	—	—

Total	—	—	1	635

Total	7	$1,573	25	$8,783

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

The following table presents the successes and failures of the types of modifications within the previous three months as of March 31, 2012:

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
				(In thousands)

Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment terms	—	—	3	408	3	878	1	287
Forgiveness of principal	—	—	—	—	—	—	—	—

Total	—	$—	3	$408	3	$878	1	$287

At March 31, 2012, the Company had 25 loans with a balance of $7.2 million that were considered to be troubled debt restructured. Of those TDRs, 11 loans with a balance totaling $1.7 million were still accruing as of March 31, 2012. The remaining 14 TDRs with a balance totaling $5.5 million as of March 31, 2012 were in nonaccrual status.

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

Consumer loans are graded on a scale of 1 to 9. A description of the general characteristics of the nine risk grades is as follows:

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of March 31, 2012 and December 31, 2011, respectively:

March 31, 2012
Commercial Credit Exposure By Internally Assigned Grade	Commercial and industrial	Construction	Commercial real estate	Multi-family residential
		(In thousands)

Superior	$588	$56	$—	$—
Very good	37	5	311	—
Good	3,416	1,599	14,604	1,710
Acceptable	9,157	7,637	63,902	8,624
Acceptable with care	16,017	52,111	61,571	7,298
Special mention	1,789	2,105	28,755	122
Substandard	576	4,029	15,400	1,540
Doubtful	—	—	—	—
Loss	—	—	—	—

	$31,580	$67,542	$184,543	$19,294

Consumer Credit Exposure By Internally Assigned Grade	1-to-4 Family residential	HELOC

Pass	$44,004	$34,245
Special mention	2,537	1,239
Substandard	4,961	1,844

	$51,502	$37,328

Consumer Credit Exposure Based On Payment Activity	Loans to individuals & overdrafts

Pass	$8,074
Non –pass	243

$8,317

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

December 31, 2011
Commercial Credit Exposure By Internally Assigned Grade	Commercial and industrial	Construction	Commercial real estate	Multi-family residential
		(In thousands)

Superior	$722	$59	$—	$—
Very good	154	6	429	—
Good	5,184	2,369	16,510	1,064
Acceptable	8,224	6,685	67,922	12,828
Acceptable with care	15,048	54,087	60,604	7,820
Special mention	3,062	2,671	27,177	125
Substandard	752	4,969	19,405	1,540
Doubtful	—	—	—	—
Loss	—	—	—	—

	$33,146	$70,846	$192,047	$23,377

Consumer Credit Exposure By Internally Assigned Grade	1-to-4 Family residential	HELOC

Pass	$43,647	$35,127
Special mention	2,925	1,391
Substandard	5,610	2,184

	$52,182	$38,708

Consumer Credit Exposure Based On Payment Activity	Loans to individuals & overdrafts

Pass	$7,447
Non-pass	224

$7,671

Nonperforming assets at March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)

Non-accrual loans	$17,551	$17,623
Restructured loans	1,719	2,013

Total non-performing loans	19,270	19,636
Foreclosed real estate	2,391	3,031

Total non-performing assets	$21,661	$22,667

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

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three month periods ended March 31, 2012 and March 31, 2011, respectively:

	Three months ended March 31, 2012
Allowance for loan losses	Commercial and industrial	Construction	Commercial real estate	1-to-4 Family residential	HELOCs	Loans to individuals & overdrafts	Multi- family residential	Total
				(In thousands)

Balance, beginning of period 01/01/2012	$719	$1,540	$4,771	$1,661	$1,122	$94	$127	$10,034
Provision for loan losses	(2,547)	56	334	(94)	175	(40)	(20)	(2,136)
Loans charged-off	(47)	(458)	(312)	(45)	(208)	(9)	—	(1,079)
Recoveries	2,430	173	11	63	12	60	—	2,749

Balance, end of period 3/31/2012	$555	$1,311	$4,804	$1,585	$1,101	$105	$107	$9,568

Ending balance: individually evaluated for impairment	$24	$302	$662	$206	$168	$23	$—	$1,385

Ending balance: collectively evaluated for impairment	$531	$1,009	$4,142	$1,379	$933	$82	$107	$8,183

Loans:
Ending balance	$31,580	$67,542	$184,543	$51,502	$37,328	$8,317	$19,294	$400,106

Ending balance: individually evaluated for impairment	$569	$3,650	$14,572	$2,643	$1,385	$232	$1,540	$24,591

Ending balance: collectively evaluated for impairment	$31,011	$63,892	$169,971	$48,859	$35,943	$8,085	$17,754	$375,515

During the three months ended March 31, 2012 the Company recorded recoveries on loans previously charged-off in the amount of $2.7 million. These recoveries were primarily a result of a $2.4 million recovery on commercial and industrial loans. These recoveries combined with the decrease in total loans outstanding at March 31, 2012 resulted in a $2.1 million reversal in the provision.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (continued)

	December 31, 2011
Allowance for loan losses	Commercial and industrial	Construction	Commercial real estate	1-to-4 Family residential	HELOCs	Loans to individuals & overdrafts	Multi- family residential	Total
				(In thousands)
Loans:
Ending Balance	$33,146	$70,846	$192,047	$52,182	$38,702	$7,671	$23,377	$417,971

Ending Balance: individually evaluated for impairment	$478	$4,376	$14,234	$2,836	$1,138	$233	$1,540	$24,835

Ending Balance: collectively evaluated for impairment	$32,668	$66,470	$177,813	$49,346	$37,564	$7,438	$21,837	$393,136

	Three months ended March 31, 2011
Allowance for loan losses	Commercial and industrial	Construction	Commercial real estate	1-to-4 Family residential	HELOCs	Loans to individuals & overdrafts	Multi- family residential	Total
				(In thousands)

Balance, beginning of period 01/01/2011	$1,052	$349	$3,111	$1,985	$1,348	$1,530	$640	$10,015
Provision for loan losses	(43)	1,144	1,269	526	(145)	(1,130)	(457)	1,164
Loans charged-off	—	(222)	(773)	(190)	(65)	(22)	—	(1,272)
Recoveries	72	—	2	130	2	5	—	211

Balance, end of period 3/31/2011	$1,081	$1,271	$3,609	$2,451	$1,140	$383	$183	$10,118

Ending Balance: individually evaluated for impairment	$262	$668	$832	$1,157	$262	$264	$—	$3,445

Ending Balance: collectively evaluated for impairment	$819	$603	$2,777	$1,294	$878	$119	$183	$6,673

Loans:
Ending Balance	$47,250	$85,963	$188,314	$58,590	$39,781	$12,090	$29,983	$461,971

Ending Balance: individually evaluated for impairment	$1,016	$1,976	$8,317	$2,504	$1,700	$470	$2,122	$18,105

Ending Balance: collectively evaluated for impairment	$46,234	$83,987	$179,997	$56,086	$38,081	$11,620	$27,861	$443,866

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE H –BRANCH SALE

On April 6, 2012, the Bank sold all deposits and selected assets associated with two branch offices located in Pembroke and Raeford, North Carolina, respectively. The transaction was consummated pursuant to a definitive purchase and assumption agreement with Lumbee Guaranty Bank, Pembroke, North Carolina, which was entered into on December 20, 2011. The purchase price under the terms of the purchase and assumption agreement was $1.8 million which included $1.1 million for all real property and equipment and $691,000 for a deposit premium. The deposit premium was offset by the write-off of a core deposit intangible of $134,000 on these deposits resulting in a net gain of $557,000 for the Company from this transaction. Lumbee Guarantee Bank assumed $14.6 million in deposits from the Bank and took assignment of all real property and equipment associated with the two branch offices, which totaled $1.1 million at April 6, 2012. The Bank retained all loans associated with the two branches except for approximately $340,000 in loans associated with deposit accounts which included overdraft protection loans and time deposit loans. Separate payment for these loans was not included in the $1.8 million purchase price.

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

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small-to medium-sized businesses located in Harnett, Cumberland, Johnston, Pitt, Robeson, Sampson, and Wayne counties in North Carolina. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking accounts, savings accounts and certificates of deposit. Deposit services are not offered in Pitt County. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

Comparison of Financial Condition at

March 31, 2012 and December 31, 2011

During the first three months of 2012, total assets decreased by $8.7 million to $581.0 million as of March 31, 2012. Earning assets at March 31, 2012 totaled $534.1 million and consisted of $390.2 million in net loans, $1.6 million in loans held for sale, $72.9 million in investment securities, $67.0 million in overnight investments and interest-bearing deposits in other banks and $2.4 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the first quarter of 2012 were $490.0 million and $51.8 million, respectively.

Since the end of 2011, gross loans have decreased by $17.9 million to $399.8 million as of March 31, 2012 due to continued soft loan demand and efforts to reduce concentration levels of construction and commercial real estate loans. Gross loans consisted of $31.6 million in commercial and industrial loans, $184.5 million in commercial real estate loans, $19.3 million in multi-family residential loans, $8.3 million in consumer loans, $51.5 million in residential real estate, $37.3 million in HELOC, and $67.6 million in construction loans. The deferred loan fees and costs on these loans were ($346,000). During the first quarter of 2012 there was one loan within the commercial real estate loan group totaling approximately $1.6 million that was moved to loans held for sale and reported at fair market value as of March 31, 2012.

At March 31, 2012 and December 31, 2011, the Company held $3.0 million in federal funds sold. Interest-earning deposits in other banks were $64.0 million at March 31, 2012, an $8.4 million increase from December 31, 2011. The Company’s investment securities at March 31, 2012 were $72.9 million, an increase of $5.0 million from December 31, 2011. The investment portfolio as of March 31, 2012 consisted of $31.9 million in government agency debt securities, $33.2 million in mortgage-backed securities and $5.8 million in municipal securities. The unrealized gain on these securities was $2.0 million.

At March 31, 2012, the Company also held an investment of $1.2 million in the form of Federal Home Loan Bank (“FHLB”) stock and $1.1 million in other non marketable securities, each of which was approximately the same at December 31, 2011.

At March 31, 2012, non-earning assets were $46.9 million, which reflects a decrease of $6.4 million from the $53.3 million as of December 31, 2011. Non-earning assets as of March 31, 2012 included $14.4 million in cash and due from banks, bank premises and equipment of $11.2 million, $1.1 million in bank premises and equipment available for sale, core deposit intangible of $516,000, accrued interest receivable of $1.8 million, foreclosed real estate of $2.4 million, and other assets which consisted of $8.0 million in bank owned life insurance (“BOLI”), $5.2 million in deferred tax assets, $1.5 million in prepaid expenses, and $800,000 in all other assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets.

Total deposits at March 31, 2012 were $490.0 million and consisted of $77.2 million in non-interest-bearing demand deposits, $94.1 million in money market and NOW accounts, $25.5 million in savings accounts, and $293.2 million in time deposits. Total deposits decreased by $11.4 million from $501.4 million as of December 31, 2011. The Bank had $498,000 in brokered demand deposits and no brokered time deposits as of March 31, 2012.

As of March 31, 2012, the Company had $23.3 million in short-term debt and $12.4 million in long-term debt. Short-term debt consisted of $21.3 million of repurchase agreements with local customers and $2.0 million of FHLB advances. Long-term debt consisted of $12.4 million of junior subordinated debentures that were issued in September 2004.

Total shareholders’ equity at March 31, 2012 was $51.8 million, an increase of $2.2 million from $49.6 million as of December 31, 2011. Accumulated other comprehensive income relating to available for sale securities decreased $59,000 for the three months ended March 31, 2012. Other changes in shareholders’ equity included increases of $13,000 in stock-based compensation, and a net income of $2.1 million for the three months ending March 31, 2012, and $165,000 from the proceeds of the sale of common stock.

Past Due Loans, Nonperforming Assets, and Asset Quality

At March 31, 2012, the Company had $933,000 in loans that were past due with $852,000 being 30-89 days past due and $81,000 being 90 or more days past due and still accruing. This represented 0.23% of gross loans outstanding on that date. This is an decrease from December 31, 2011 when there were $4.1 million in loans that were 30-89 days past due and $109,000 in loans that were 90 days or more past due and still accruing. This represented 1.02% of gross loans outstanding. Non-accrual loans remained approximately the same at $17.6 million for the periods ended March 31, 2012 and December 31, 2012.

The percentage of non-performing loans (non-accrual loans and restructured loans) to total loans increased 12 basis points from 4.70% at December 31, 2011 to 4.82% at March 31, 2012.

The Company had eleven loans totaling $1.7 million that were considered troubled debt restructurings (“TDRs”) that were not included in nonaccrual loans at March 31, 2012.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	For Periods Ended
	March 31, 2012	December 31, 2011
	(In thousands)

Non-accrual loans	$17,551	$17,623
Restructured loans	1,719	2,013

Total non-performing loans	19,270	19,636

Foreclosed real estate	2,391	3,031
Repossessed assets	—	—

Total non-performing assets	$21,661	$22,667

Accruing loans past due 90 days or more	$81	$109
Allowance for loan losses	$9,568	$10,034

Non-performing loans to period end loans	4.82%	4.70%
Non-performing loans and accruing loans past due 90 days or more to period end loans	4.84%	4.73%
Allowance for loans losses to period end loans	2.39%	2.40%
Allowance for loan losses to non-performing loans	49.65%	51.10%
Allowance for loan losses to non-performing assets	44.17%	44.27%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	44.01%	44.06%
Non-performing assets to total assets	3.73%	3.84%
Non-performing assets and accruing loans past due 90 days or more to total assets	3.74%	3.86%

The total non-performing assets (non-accrual loans, restructured loans, and foreclosed real estate), at March 31, 2012 and December 31, 2011 were $21.7 million and $22.7 million. The allowance for loan losses at March 31, 2012 represented 44.17% of non-performing assets compared to 44.27% at December 31, 2011.

Total impaired loans at March 31, 2012 were $24.6 million, this includes $17.6 million in loans that were classified as impaired because they were in non-accrual and $7.0 million in loans that were determined to be impaired for other reasons. Of these loans, $5.6 million required a specific reserve of $1.4 million at March 31, 2012. Total impaired loans at December 31, 2011 were $24.8 million. This includes $17.6 million in loans that were considered to be impaired due to being in non-accrual status and $7.2 million in loans that were deemed to be impaired for other reasons. Of these loans, $9.6 million required a specific reserve of $1.5 million at December 31, 2011.

The allowance for loan losses was $9.6 million at March 31, 2012 or 2.39% of gross loans outstanding. This is a decrease of 1 basis point from the 2.40% of gross loans at December 31, 2011. The allowance for loan losses at March 31, 2012 represented 38.91% of impaired loans compared to 40.40% at December 31, 2011. This decrease in the allowance for the three months of 2012 resulted primarily from net recoveries of $1.7 million. It is management’s assessment that the allowance for loan losses as of March 31, 2012 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be made that further adjustments to the allowance for loan losses may not be deemed necessary.

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

At March 31, 2012 and December 31, 2011 the Company had $13.2 million and $13.3 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At March 31, 2012 and December 31, 2011 the Company had $11.3 million and $12.5 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 40.5% and 43.8% of total risk based capital as of March 31, 2012 and December 31, 2011, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market continues to weaken in terms of both market activity and collateral valuations.

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

The tables below set forth, for the periods indicated, information about the Company’s business sector concentrations.

	At March 31, 2012 (In thousands)	% of Risk Based Capital
1-to-4 Family Rental	$21,086	35%
Office Building	$27,440	45%

At March 31, 2012 the Company exceeded this guideline in the Office Buildings product type. The Office Buildings were 45% of Risk-Based Capital or $27.4 million. All other commercial real estate groups were under the 40% threshold. The reduced concentration within these categories from December 31, 2011 to March 31, 2012 resulted from the increase in capital combined with reduced loan balances.

	At December 31, 2011 (In thousands)	% of Risk Based Capital
1-to-4 Family Rental	$26,992	42%
Office Building	$30,265	47%

At December 31, 2011 the Company had two product type groups which exceeded this guideline; 1-to-4 Family Rental and Office Buildings. The 1-to-4 Family Rental group represented 42% of Risk-Based Capital or $27.0 million and Office Buildings were 47% of Risk-Based Capital or $30.3 million. All other commercial real estate groups were under the 40% threshold.

Acquisition, Development, and Construction Loans (“ADC”)

The table below sets forth construction loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties.

ADC Loans

As of March 31, 2012

(Dollars in thousands)

	Construction	Land and Land Development	Total

Total ADC loans	$49,741	$17,801	$67,542

Average Loan Size	$174	$307

Percentage of total loans	12.43%	4.46%	16.89%

Nonaccrual loans	$825	$2,131	$2,956

At March 31, 2012, total ADC loans represented 16.89% or $67.5 million of the total loan portfolio, of which $3.0 million of the ADC loan portfolio is in nonaccrual status. This represents 4.4% of all ADC loans. Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

ADC Loans

As of December 31, 2011

(Dollars in thousands)

	Construction	Land and Land Development	Total

Total ADC loans	$49,958	$20,888	$70,846

Average Loan Size	$174	$307

Percentage of total loans	11.96%	5.00%	16.96%

Nonaccrual loans	$596	$3,172	$3,768

At December 31, 2011, total ADC loans represented 16.96% or $70.8 million of the total loan portfolio, of which $3.8 million of the ADC portfolio is in nonaccrual status. This represents 5.3% of all ADC loans. Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at March 31, 2012.

	ADC Loans	Percent	HELOC	Percent
		(Dollars in thousands)

Harnett County	$5,088	7.5%	$7,584	20.3%
Cumberland County	20,727	30.7%	6,225	16.7%
All other locations	41,727	61.8%	23,519	63.0%

Total	$67,542	100.0%	$37,328	100.0%

Below is a table showing geographic concentrations for ADC and HELOC loans at December 31, 2011.

	ADC Loans	Percent	HELOC	Percent
		(Dollars in thousands)

Harnett County	$5,637	8.0%	$7,432	19.2%
Cumberland County	18,424	26.0%	6,652	17.2%
All other locations	46,785	66.0%	24,618	63.6%

Total	$70,846	100.0%	$38,702	100.0%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At March 31, 2012, the Company had $102.9 million in loans that had terms permitting interest only payments. This represented 25.7% of the total loan portfolio. At December 31, 2011, the Company had $125.8 million in loans that had terms permitting interest only payments. This represented 30.1% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio require interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $48.4 million or 14.2% of total loans at March 31, 2012 compared to $48.6 million or 11.6% of total loans at December 31, 2011. The Company’s ten largest customer relationships totaled $69.3 million or 20.4% of total loans at March 31, 2012 compared to $68.3 million or 16.4% of total loans at December 31, 2011. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended March 31, 2012 and 2011

General. During the first quarter of 2012, the Company had net income of $2.1 million as compared with net income of $121,000 for the same quarter in 2011. Net income per share for the first quarter of 2012 was $0.31 per share, basic and diluted, compared with net income per share of $0.02 per share, basic and diluted, for the first quarter of 2011. First quarter 2012 results were impacted by a reversal in the provision for loan losses of $2.1 million primarily as a result of net recoveries of $1.7 million. The Company experienced a decrease in net interest margin of 30 basis points to 3.64% from 3.94% for the period ending March 31, 2012 as compared to the same period in 2011.

Net Interest Income. Net interest income decreased by $828,000 to $4.8 million for the first quarter of 2012. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets combined with a decrease in those assets. Average total interest-earning assets were $531.4 million in the first quarter of 2012 compared with $581.1 million during the same period in 2011 and the yield on those assets decreased 51 basis points from 5.52% to 5.01%. Total interest income reversed on loans transferred to non-accrual status for the three months ended March 31, 2012 and 2011 was comparable at $77,000 and $72,000, respectively, or 1 basis point on average interest-earning assets for both periods mentioned.

The Company’s average interest-bearing liabilities decreased by $47.1 million to $457.1 million for the quarter ended March 31, 2012 from $504.2 million for the same period one year earlier and the cost of those funds decreased from 1.80% to 1.54%, or 26 basis points. During the first quarter of 2012, the Company’s net interest margin was 3.65% and net interest spread was 3.47%. For the quarter ended March 31, 2011, net interest margin was 3.96% and net interest spread was 3.72%

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. During the three months ended March 31, 2012 the Company recorded recoveries on loans previously charged-off in the amount of $2.7 million. These recoveries were primarily a result of a $2.4 million recovery in commercial and industrial loans. This recovery combined with a reduction in loan balances at March 31, 2012 compared to March 31, 2011 resulted in a $2.1 million reversal in the provision for loan losses for the three months ended March 31, 2012. This reversal represented a decrease of $3.3 million from the $1.2 million provision made in the same period of 2011.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2012 was $626,000, a decrease of $15,000 from the first quarter of 2011. Service charges on deposit accounts decreased $64,000 to $318,000 for the quarter ended March 31, 2012 as compared to $382,000 for the same period in 2011. Mortgage fee income increased $13,000 to $39,000 for the quarter ended March 31, 2012 compared to the same period in 2012. Other non-deposit fees and income increased $36,000 to $269,000 for the quarter ended March 31, 2012 compared to the same period in 2011.

Non-Interest Expenses. Non-interest expenses decreased by $863,000 to $4.2 million for the quarter ended March 31, 2012, from $5.1 million for the same period in 2011. The following are highlights of the significant differences in non-interest expenses during the first quarter of 2011 versus the first quarter of 2012:

•

Personnel expenses decreased $430,000 to $2.0 million in the first quarter of 2012 as compared to the same period of 2011 primarily as the result of a decrease in staff size to 117 at March 31, 2012 from 125 at March 31, 2011.

•	FDIC insurance expense was $195,000 for the quarter ended March 31, 2012 down from $263,000 for the same quarter in 2011.

•	Professional fees decreased $161,000 to $469,000 for the quarter ended March 31, 2012 from to $630,000 for the quarter ended March 31, 2011.

•	Foreclosure-related expenses decreased by $168,000 to $131,000 for the quarter ending March 31, 2012 compared to the same period for 2011.

Provision for Income Taxes. The Company’s effective tax rate was 37.7% for the quarter ended March 31, 2012 and (65.8%) for the quarter ended March 31, 2011 as a result of permanent tax differences that were in excess of taxable income resulting in lower effective tax rates.

As of March 31, 2012, the Company had a recorded net deferred tax asset in the amount of $5.2 million, compared to $4.9 million at March 31, 2011. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends and projected earnings, and asset quality, etc. As of March 31, 2012 and March 31, 2011, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 26.56% of total assets at March 31, 2012.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of March 31, 2012 the Company had existing credit lines with other financial institutions to purchase up to $44.0 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $27.6 million of qualifying loans is pledged to the FHLB to secure borrowings. At March 31, 2012, the Company had $2.0 million outstanding in FHLB advances. Another source of short-term borrowings is securities sold under agreements to repurchase. At March 31, 2012, total borrowings consisted of securities sold under agreements to repurchase of $21.3 million and junior subordinated debentures of $12.4 million.

Total deposits were $490.0 million at March 31, 2012. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 59.84% of total deposits at March 31, 2012. Time deposits of $100,000 or more represented 30.08% of the Company’s total deposits at March 31, 2012. At quarter-end, the Company had no brokered time deposits and $498,000 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. New Century Bancorp maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances plus taxes receivable will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 8.91% at March 31, 2012.

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

As the following table indicates, at March 31, 2012, the Company and related Bank subsidiary both exceeded minimum regulatory capital requirements as specified in the tables below.

New Century Bancorp, Inc.	Actual Ratio	Minimum Requirement

Total risk-based capital ratio	14.39%	8.00%
Tier 1 risk-based capital ratio	13.13%	4.00%
Leverage ratio	9.81%	4.00%

New Century Bank	Actual Ratio	Regulatory Minimum Requirement	Well-Capitalized Requirement

Total risk-based capital ratio	14.02%	11.50%	10.00%
Tier 1 risk-based capital ratio	12.76%	8.00%	6.00%
Leverage ratio	9.52%	8.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of March 31, 2012. The Company is currently required to obtain prior regulatory approval before making interest payments on its outstanding junior subordinated debentures.

Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future.

Legal Proceedings

The Company is not currently engaged in, nor are any of its properties subject to, any material legal proceedings. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it attempts to collect loans, enforce its security interest in loans, or other matters of similar nature.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the first quarter of 2012. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

On April 6, 2012, the Bank sold all deposits and selected assets associated with two branch offices located in Pembroke and Raeford, North Carolina, respectively. The transaction was consummated pursuant to a definitive purchase and assumption agreement with Lumbee Guaranty Bank, Pembroke, North Carolina, which was entered into on December 20, 2011. The purchase price under the terms of the purchase and assumption agreement was $1.8 million which included $1.1 million for all real property and equipment and $691,000 for a deposit premium. The deposit premium was offset by the write-off of a core deposit intangible of $134,000 on these deposits resulting in a net gain of $557,000 for the Company from this transaction. Lumbee Guarantee Bank assumed $14.6 million in deposits from the Bank and took assignment of all real property and equipment associated with the two branch offices, which totaled $1.1 million at April 6, 2012. The Bank retained all loans associated with the two branches except for approximately $340,000 in loans associated with deposit accounts which included overdraft protection loans and time deposit loans. Separate payment for these loans was not included in the $1.8 million purchase price.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, in XBRL(eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.

Date: May 11, 2012	By:
William L. Hedgepeth II
President and Chief Executive Officer

Date: May 11, 2012	By:
Lisa F. Campbell
Executive Vice President and Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, in XBRL(eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.