Form 10-Q
period 2012-06-30
NEW CENTURY BANCORP INC
filed 2012-08-13
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Registrant's telephone number, including area code (910) 892-7080

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 1, 2012, the Registrant had outstanding 6,913,636 shares of Common Stock, $1 par value per share.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	June 30, 2012 and December 31, 2011	3

	Consolidated Statements of Operations
	Three Months and Six Months Ended June 30, 2012 and 2011	4

	Consolidated Statements of Comprehensive Income (Loss)
	Three Months and Six Months Ended June 30, 2012 and 2011	5

	Consolidated Statements of Changes in Shareholders’ Equity
	Six Months Ended June 30, 2012 and 2011	6

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2012 and 2011	7

	Notes to Consolidated Financial Statements	9

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 4 -	Controls and Procedures	53

Part II.	OTHER INFORMATION

Item 4 -	Mine Safety Disclosures	54

Item 6 -	Exhibits	54

	Signatures	55

	Exhibit Index	56

Part I. Financial Information
Item 1 - Financial Statements
NEW CENTURY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31,
	(Unaudited)	2011*
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$15,731	$18,478
Interest-earning deposits in other banks	56,558	55,590
Federal funds sold	3,028	3,028
Investment securities available for sale, at fair value	71,808	67,854

Loans	390,403	417,624
Allowance for loan losses	(8,510)	(10,034)

NET LOANS	381,893	407,590

Accrued interest receivable	1,628	2,003
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	1,034	1,248
Other non-marketable securities	1,075	1,080
Foreclosed real estate	3,859	3,031
Premises and equipment held for sale	-	1,113
Premises and equipment, net	11,096	11,243
Bank Owned Life Insurance (“BOLI”)	8,106	7,981
Core deposit intangible	356	545
Other assets	7,510	8,867

TOTAL ASSETS	$563,682	$589,651

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$72,683	$74,569
Savings	23,985	24,461
Money market and NOW	95,374	92,600
Time	279,142	309,747

TOTAL DEPOSITS	471,184	501,377

Short-term debt	22,953	21,877
Long-term debt	12,372	14,372
Accrued interest payable	281	330
Accrued expenses and other liabilities	3,938	2,149

TOTAL LIABILITIES	510,728	540,105

Shareholders’ Equity
Common stock, $1 par value, 25,000,000 shares authorized; 6,913,636 and 6,860,367 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	6,914	6,860
Additional paid-in capital	41,985	41,851
Retained earnings (accumulated deficit)	2,820	(450)
Accumulated other comprehensive income	1,235	1,285

TOTAL SHAREHOLDERS’ EQUITY	52,954	49,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$563,682	$589,651

* Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$5,887	$7,251	$12,042	$14,555
Federal funds sold and interest-earning deposits in other banks	36	22	72	39
Investments	402	525	830	1,119

TOTAL INTEREST INCOME	6,325	7,798	12,944	15,713

INTEREST EXPENSE
Money market, NOW and savings deposits	127	180	228	397
Time deposits	1,451	1,873	3,007	3,753
Short-term debt	26	66	60	135
Long-term debt	80	74	162	148

TOTAL INTEREST EXPENSE	1,684	2,193	3,457	4,433

NET INTEREST INCOME	4,641	5,605	9,487	11,280

PROVISION (RECOVERY) FOR LOAN LOSSES	(649)	2,542	(2,786)	3,706

NET INTEREST INCOME AFTER
PROVISION (RECOVERY) FOR LOAN LOSSES	5,290	3,063	12,273	7,574

NON-INTEREST INCOME
Fees from pre-sold mortgages	75	61	113	87
Service charges on deposit accounts	291	376	609	758
Gain on branch sale	557	-	557	-
Other fees and income	276	455	547	688

TOTAL NON-INTEREST INCOME	1,199	892	1,826	1,533

NON-INTEREST EXPENSE
Personnel	2,047	2,284	4,008	4,675
Occupancy and equipment	311	358	670	720
Deposit insurance	187	235	381	497
Professional fees	470	503	940	1,133
Information systems	368	441	735	827
Foreclosure-related expenses	521	700	545	903
Other	744	818	1,586	1,662
TOTAL NON-INTEREST EXPENSE	4,648	5,339	8,865	10,417

INCOME BEFORE
INCOME TAX (BENEFIT)	1,841	(1,384)	5,234	(1,310)
INCOME TAX (BENEFIT)	683	(523)	1,964	(570)

NET INCOME (LOSS)	$1,158	$(861)	$3,270	$(740)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$.17	$(.13)	$.47	$(.11)
Diluted	$.17	$(.13)	$.47	$(.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

Basic	6,913,636	6,913,636	6,886,417	6,913,636
Diluted	6,913,636	6,913,636	6,886,417	6,913,636

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)

Net income (loss)	$1,158	$(861)	$3,270	$(740)

Other comprehensive income (loss):
Unrealized gain (loss) on investment
securities available for sale	(50)	268	(198)	130
Tax effect	19	(92)	72	(50)
	(31)	176	(126)	80

Reclassification adjustment for gain (loss)
included in net income	65	(2)	123	(26)
Tax effect	(25)	1	(47)	15
	40	(1)	76	(11)

Total	9	175	(50)	69

Total comprehensive income (loss)	$1,167	$(686)	$3,220	$(671)

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

					Retained	Accumulated
			Common	Additional	earnings	other com-	Total
	Common stock		stock	paid-in	(accumulated	prehensive	shareholders’
	Shares	Amount	receivable	capital	Deficit)	income	equity
	(Amounts in thousands, except share data)

Balance at December 31, 2010	6,913,636	$6,914	$-	$41,887	$(286)	$1,178	$49,693

Net loss	-	-	-	-	(740)	-	(740)

Common stock receivable	-	-	(242)	-	-	-	(242)

Other comprehensive income, net	-	-	-	-	-	69	69

Stock based compensation	-	-	-	185	-	-	185

Balance at June 30, 2011	6,913,636	$6,914	$(242)	$42,072	$(1,026)	$1,247	$48,965

Balance at December 31, 2011	6,860,367	$6,860	$-	$41,851	$(450)	$1,285	$49,546

Net income	-	-	-	-	3,270	-	3,270

Sale of common stock	53,269	54	-	111	-	-	165

Other comprehensive loss, net	-	-	-	-	-	(50)	(50)

Stock based compensation	-	-	-	23	-	-	23

Balance at June 30, 2012	6,913,636	$6,914	$-	$41,985	$2,820	$1,235	$52,954

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,270	$(740)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (recovery) for loan losses	(2,785)	3,706
Depreciation and amortization of premises and equipment	286	336
Amortization and accretion of investment securities	281	410
Amortization of deferred loan fees and costs	(96)	(104)
Amortization of core deposit intangible	57	77
Stock-based compensation	23	185
Net gain on branch sale	(557)	-
Increase in cash surrender value of bank owned life insurance	(125)	(127)
Net loss on sale and write-downs of foreclosed real estate	545	903
Net (gains) loss on sale of investments	123	(26)
Change in assets and liabilities:
Net change in accrued interest receivable	373	136
Net change in other assets	1,916	222
Net change in accrued expenses and other liabilities	1,745	673

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,056	5,651

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of FHLB stock	214	83
Purchase of investment securities available for sale	(19,372)	(7,256)
Maturities of investment securities available for sale	8,021	14,237
Mortgage-backed securities pay-downs	6,417	5,274
Sale of investment securities available for sale	500	500
Net cash payment on branch sale	(13,001)	-
Net change in loans outstanding	24,602	6,970
Proceeds from sale of foreclosed real estate	2,265	1,177
Purchases of premises and equipment	(109)	(32)

NET CASH PROVIDED BY INVESTING ACTIVITIES	9,537	20,953

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(15,613)	$4,213
Proceeds from short-term debt	3,424	80
Repayments on short-term debt	(2,348)	-
Repayments on long-term debt	(2,000)	(2,000)
Proceeds from sale of common stock	165	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(16,372)	2,293

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,779)	28,897

CASH AND CASH EQUIVALENTS, BEGINNING	77,096	35,902

CASH AND CASH EQUIVALENTS, ENDING	$75,317	$64,799

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$3,506	$4,450

Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	(50)	69
Transfers from loans to foreclosed real estate	3,638	1,805
Common stock receivable	-	(242)

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on
March 28, 2012. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At June 30, 2012 and 2011 there were 371,883 and 431,274 anti-dilutive options for each three month period and 372,883 and 428,878 anti-dilutive options for each six month period, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average shares used for basic net income per share	6,913,636	6,913,636	6,886,417	6,913,636

Effect of dilutive stock options	-	-	-	-

Weighted average shares used for diluted net income per share	6,913,636	6,913,636	6,886,417	6,913,636

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

ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 amends Topic 820, Fair Value Measurements and Disclosures, to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity’s shareholders’ equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. ASU 2011-04 became effective for annual periods beginning after December 15, 2011, and did not have a significant impact on the Company’s financial statements.

ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to require that all non-owner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated. ASU 2011-05 became effective for annual periods beginning after December 15, 2011. The Company has adopted the standard and the adoption of ASU 2011-05 did not have an impact on the Company’s financial condition, results of operations, or cash flows.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. ASU 2011-12 amends Topic 220 to allow the Financial Accounting Standards Board (“FASB”) time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities are required to apply these requirements for fiscal years, and interim periods within those years beginning after December 15, 2011. The Company has adopted the standard and the adoption of ASU 2011-12 did not have an impact on the Company’s financial condition, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

NOTE D – FAIR VALUE MEASUREMENTS

Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but clarifies and standardizes some divergent practices that have emerged since prior guidance was issued. ASC 820 creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation.

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

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the quarter ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (dollars in thousands):

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
June 30, 2012	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
U.S. government agencies	$32,631	$-	$32,631	$-
Mortgage-backed securities - Government Sponsored- Enterprises (“GSE’s”)	32,594	-	32,594	-
Municipal bonds	6,583	-	6,583	-
Total	$71,808	$-	$71,808	$-

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
December 31, 2011	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
U.S. government agencies	$26,412	$-	$26,412	$-
Mortgage-backed securities - GSE’s	35,169	-	35,169	-
Municipal bonds	6,273	-	6,273	-
Total	$67,854	$-	$67,854	$-

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. There were no transfers between levels from the prior reporting periods. There have been no changes in valuation techniques for the quarter ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. There have been no changes in valuation techniques for the quarter ended June 30, 2012. Valuation techniques are consistent with techniques used in prior quarters.

Premises and Equipment Held for Sale

Premises and equipment held for sale are stated at book value which approximates fair market value.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of June 30, 2012 and
December 31, 2011 (dollars in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
Asset Category		for Identical	Observable	Unobservable
June 30, 2012	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Impaired loans	$11,394	$-	$-	$11,394
Foreclosed real estate	3,859	-	-	3,859

Total	$15,253	$-	$-	$15,253

Of the $11.4 million in impaired loans at June 30, 2012 there were $3.1 million in loans with specific reserves of $520,000 along with $8.8 million in loans without specific reserves which had been partially charged-off.

		Quoted Prices in	Significant
		Active Markets	Other	Significant
Asset Category		for Identical	Observable	Unobservable
December 31, 2011	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Impaired loans	$13,353	$-	$-	$13,353
Foreclosed real estate	3,031	-	-	3,031
Premises and equipment held for sale	1,113	-	-	1,113

Total	$17,497	$-	$-	$17,497

Of the $13.4 million in impaired loans at December 31, 2011 there were $9.6 million in loans with specific reserves of $1.5 million along with $5.3 million in loans without specific reserves which had been partially charged-off.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's financial instruments at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$15,731	$15,731	$15,731	$-	$-
Interest-earning deposits in other banks	56,558	56,558	56,558	-	-
Federal funds sold	3,028	3,028	3,028	-	-
Investment securities available for sale	71,808	71,808	-	71,808	-
Loans, net	381,220	398,540	-	-	398,540
Accrued interest receivable	1,628	1,628	-	-	1,628
Stock in the FHLB	1,034	1,034	-	-	1,034
Other non-marketable securities	1,075	1,075	-	-	1,075

Financial liabilities:
Deposits	$471,184	$479,845	$-	$479,845	$-
Short-term debt	22,953	22,953	-	22,953	-
Long-term debt	12,372	7,661	-	7,661	-
Accrued interest payable	281	281	-	-	281

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	December 31, 2011
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$18,478	$18,478	$18,478	$-	$-
Interest-earning deposits in other banks	55,590	55,590	55,590	-	-
Federal funds sold	3,028	3,028	3,028	-	-
Investment securities available for sale	67,854	67,854	-	67,854	-
Loans, net	407,590	424,851	-	-	424,851
Premises and equipment held for sale	1,113	1,113	-	-	1,113
Accrued interest receivable	2,003	2,003	-	-	2,003
Stock in the FHLB	1,248	1,248	-	-	1,248
Other non-marketable securities	1,080	1,080	-	-	1,080

Financial liabilities:
Deposits	$501,377	$509,454	$-	$509,454	$-
Short-term debt	21,877	21,877	-	21,877	-
Long-term debt	14,372	9,661	-	9,661	-
Accrued interest payable	330	330	-	-	330

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

Stock in Federal Home Loan Bank of Atlanta and Other Non-marketable Securities

The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the Federal Home Loan Bank. The fair value of stock in other non-marketable securities is assumed to approximate carrying value.

Premises and Equipment Held for Sale

Premises and equipment held for sale are stated at book value which approximates fair market value.

Deposits

The fair value of demand deposits is the amount payable on demand at the reporting date. The fair values of time deposits are estimated using the rates currently offered for instruments of similar remaining maturities.

Short-term Debt

The fair values of short-term debt (sweep accounts that re-price daily and short-term FHLB advances) are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

Long-term Debt

The fair values of long-term debt are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	June 30, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
U.S. government agencies
Within 1 year	$12,021	$59	$-	$12,080
After 1 year but within 5 years	20,391	169	(9)	20,551

Mortgage-backed securities-GSE’s
Within 1 year	1,196	46	-	1,242
After 1 year but within 5 years	24,747	1,183	-	25,930
After 5 years but within 10 years	5,281	141	-	5,422

Municipal bonds
Within 1 year	352	4	-	356
After 1 year but within 5 years	2,358	209	-	2,567
After 5 years but within 10 years	1,846	127	(12)	1,961
After 10 years	1,601	98	-	1,699

	$69,793	$2,036	$(21)	$71,808

As of June 30, 2012, accumulated other comprehensive income included unrealized net gains of $2.0 million, net of deferred income taxes of $780,000.

For the second quarter 2012 and 2011, sales of securities available for sale resulted in gross realized gains of $3,000 and $5,000, respectively, and realized losses of $49,000 and $20,000, respectively for each period. These investment sales generated $3.5 million and $2.6 million in proceeds during these respective periods. For the six months ended June 30, 2012 and 2011, sales of securities available for sale resulted in gross realized gains of $6,000 and $12,000, respectively, and realized losses of $129,000 and $38,000, respectively, for each period. These investment sales generated $6.9 million and $5.8 million in proceeds during these respective periods.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F- INVESTMENT SECURITIES (continued)

	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
U.S. government agencies
Within 1 year	$13,508	$106	$-	$13,614
After 1 year but within 5 years	12,577	221	-	12,798

Mortgage-backed securities-GSE’s
Within 1 year	1,858	56	-	1,914
After 1 year but within 5 years	29,584	1,243	(11)	30,816
After 5 years but within 10 years	2,429	17	(7)	2,439

Municipal bonds
Within 1 year	-	-	-	-
After 1 year but within 5 years	1,369	70	-	1,439
After 5 years but within 10 years	2,691	287	-	2,978
After 10 years	1,747	109	-	1,856

	$65,763	$2,109	$(18)	$67,854

As of December 31, 2011, accumulated other comprehensive income included unrealized net gains of $2.1 million, net of deferred income taxes of $800,000.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F- INVESTMENT SECURITIES (continued)

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Securities available for sale:
U.S. government agencies	$8,357	$9	$-	$-	$8,357	$9
Municipal bonds	669	12	-	-	669	12

Total temporarily impaired securities	$9,026	$21	$-	$-	$9,026	$21

At June 30, 2012, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. Seven U.S. government agencies and one municipal bond had unrealized losses for less than twelve months totaling $21,000 at June 30, 2012. All unrealized losses are attributable to the general trend of interest rates.

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Securities available for sale:
Mortgage-backed securities- GSE’s	$7,207	$18	$-	$-	$7,207	$18
Total temporarily impaired securities	$7,207	$18	$-	$-	$7,207	$18

At December 31, 2011, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. Seven GSE’s had unrealized losses for less than twelve months totaling $18,000 at December 31, 2011. All unrealized losses are attributable to the general trend of interest rates.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS

Following is a summary of loans at June 30, 2012 and December 31, 2011:

	2012		2011
		Percent		Percent
	Amount	of total	Amount	of total
	(In thousands)
Real estate loans:
1-to-4 family residential	$48,487	12.42%	$52,182	12.49%
Commercial real estate	193,221	49.48%	192,047	45.98%
Multi-family residential	19,501	5.00%	23,377	5.60%
Construction	54,716	14.02%	70,846	16.96%
Home equity lines of credit (“HELOC”)	36,771	9.42%	38,702	9.27%

Total real estate loans	352,696	90.34%	377,154	90.30%

Other loans:
Commercial and industrial	31,044	7.95%	33,146	7.94%
Loans to individuals & overdrafts	7,070	1.81%	7,671	1.84%
Total other loans	38,114	9.76%	40,817	9.78%

Gross loans	390,810		417,971

Less deferred loan origination fees, net	(407)	(.10)%	(347)	(.08)%

Total loans	390,403	100.00%	417,624	100.00%

Allowance for loan losses	(8,510)		(10,034)

Total loans, net	$381,893		$407,590

Loans are primarily made in southeastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and by the local economic conditions.

At June 30, 2012, the Company had pre-approved but unused lines of credit for customers totaling $60.0 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

A description of the various loan products provided by the Bank is presented below.

1-to-4 Family Residential Loans

Residential 1-to-4 family loans are mortgage loans that typically convert from construction loans into permanent financing and are secured by properties within the Bank’s market areas.

Commercial Real Estate Loans

Commercial real estate loans are underwritten based on the borrower’s ability to generate adequate cash flow to repay the subject debt within reasonable terms. Commercial real estate loans typically include both owner and non-owner occupied properties with higher principal loan amounts and the repayment of these loans is generally dependent on the successful management of the property. Commercial real estate loans are sensitive to market and general economic conditions. Repayment analysis must be performed and consists of an identified primary/cash flow source of repayment and a secondary/liquidation source of repayment. The primary source of repayment is cash flow from income generated from rental or lease of the property. However, the cash flow can be supplemented with the borrower's and guarantor's global cash flow position. Other credit issues such as the business fundamentals and financial strength of the borrower/guarantor can be considered in determining adequacy of repayment ability. The secondary source of repayment is liquidation of the collateral, supplemented by a liquidation cushion provided by the financial assets of the borrower/guarantor. Management monitors and evaluates commercial real estate loans based on collateral, market area, and risk grade.

Multi-family Residential Loans

Multi-family residential loans are typically non-farm properties with 5 or more dwelling units in structures which include apartment buildings used primarily to accommodate households on a more or less permanent basis. Successful performance of these types of loans is primarily dependant on occupancy rates, rental rates, and property management.

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

Also much consideration needs to be given to the cost of the project and sources of funds needed to complete construction as well as identifying any sources of equity funding. Construction loans are traditionally considered to be higher risk loans involving technical and legal requirements inherently different from other types of loans; however with thorough credit underwriting, proper loan structure, and diligent loan servicing, these risks can often be mitigated. Some examples of risks inherent in this type of lending include: underestimated costs, inflation of material and labor costs, site difficulties (i.e. rock, soil), project not built to plans, weather delays and natural disasters, borrower/contractor/subcontractor disputes which prompt liens, interest rates increasing beyond budget.

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

The following tables present an age analysis of past due loans, segregated by class of loans as of June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$1,923	$259	$2,182	$28,862	$31,044
Construction	366	2,649	3,015	51,701	54,716
Multi-family residential	43	1,508	1,551	17,950	19,501
Commercial real estate	63	7,685	7,748	185,473	193,221
Loans to individuals & overdrafts	18	124	142	6,928	7,070
1-to-4 family residential	472	1,627	2,099	46,388	48,487
HELOC	113	824	937	35,834	36,771
Deferred loan (fees) cost, net					(407)
	$2,998	$14,676	$17,674	$373,136	$390,403

At June 30, 2012 there were no loans that were more than 90 days past due and still accruing interest.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

	December 31, 2011
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$48	$171	$219	$32,927	$33,146
Construction	568	4,072	4,640	66,206	70,846
Multi-family residential	1,540	-	1,540	21,837	23,377
Commercial real estate	1,013	10,425	11,438	180,609	192,047
Loans to individuals & overdrafts	10	176	186	7,485	7,671
1-to-4 family residential	735	1,875	2,610	49,572	52,182
HELOC	333	904	1,237	37,465	38,702
Deferred loan (fees) cost, net					(347)
	$4,247	$17,623	$21,870	$396,101	$417,624

At December 31, 2011 there were three loans totaling $108,000 that were 90 days or more past due and still accruing interest.

Impaired Loans

The following tables present information on loans that were considered to be impaired as of June 30, 2012 and December 31, 2011:

				Three months ended		Six months ended
				June 30, 2012		June 30, 2012
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$512	$777	$-	$480	$6	$480	$13
Construction	2,312	2,915	-	2,134	6	1,760	6
Commercial real estate	13,683	15,187	-	12,810	196	11,605	284
Loans to individuals & overdrafts	121	138	-	149	1	171	1
Multi-family residential	1,508	1,508	-	1,524	-	1,529	-
1 to 4 family residential	1,683	1,932	-	1,776	9	1,884	13
HELOC	1,336	1,556	-	1,193	7	1,039	15
Subtotal:	21,155	24,013	-	20,066	225	18,468	332
With an allowance recorded:
Commercial and industrial	7	7	2	64	-	43	-
Construction	1,192	1,192	167	1,443	11	2,083	12
Commercial real estate	852	1,114	75	1,744	13	2,842	13
Loans to individuals & overdrafts	15	16	7	35	-	29	-
Multi-family residential	43	43	10	21	1	14	1
1 to 4 family residential	810	1,133	162	792	14	774	24
HELOC	181	181	97	258	5	308	5
Subtotal:	3,100	3,686	520	4,357	44	6,093	55
Totals:
Commercial	20,109	22,743	254	20,220	233	20,356	329
Consumer	136	154	7	184	1	200	1
Residential	4,010	4,802	259	4,019	35	4,005	57
Grand Total:	$24,255	$27,699	$520	$24,423	$269	$24,561	$387

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans (continued)

				December 31, 2011
		Contractual		Year to Date
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized on
	Investment	Balance	Allowance	Investment	Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$478	$808	$-	$290	$25
Construction	1,011	1,166	-	1,539	23
Commercial real estate	9,195	10,085	-	7,889	158
Loans to individuals & overdrafts	217	234	-	175	4
Multi-family residential	1,540	1,540	-	1,041	102
1-to-4 family residential	2,100	2,930	-	1,746	33
HELOC	730	823	-	406	-
Subtotal:	15,271	17,586	-	13,086	345
With an allowance recorded:
Commercial and industrial	-	-	-	272	-
Construction	3,365	4,085	674	1,269	4
Commercial real estate	5,039	5.929	498	4,043	71
Loans to individuals & overdrafts	16	16	15	102	1
Multi-family residential	-	-	-	-	-
1-to-4 family residential	736	774	170	1,999	35
HELOC	408	435	158	321	10
Subtotal:	9,564	11,239	1,515	8,006	121
Totals:
Commercial	20,628	23,613	1,172	16,343	383
Consumer	233	250	15	277	5
Residential	3,974	4,962	328	4,472	78

Grand Total:	$24,835	$28,825	$1,515	$21,092	$466

Loans are placed on non-accrual status when it has been determined that all contractual principal and interest will not be received. Any payments received on these loans are applied to principal first and then to interest only after all principal has been collected. In the case of an impaired loan that is still on accrual basis, payments are applied to both principal and interest.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) for which there was a payment default together with a breakdown of the types of concessions made by loan class during the previous twelve months:

Twelve months ended June 30, 2012
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of loans	Investment	Investment
(Dollars in thousands)

Below market interest rate:
Commercial and industrial	-	$-	$-
Construction	-	-	-
Commercial real estate	-	-	-
Loans to individuals & overdrafts	-	-	-
1-to-4 family residential	-	-	-
HELOC	-	-	-
Total	-	-	-

Extended payment terms:
Commercial and industrial	2	327	325
Construction	2	2,057	2,036
Commercial real estate	5	3,111	2,974
Loans to individuals & overdrafts	-	-	-
1-to-4 family residential	2	151	143
HELOC	-	-	-
Total	11	5,646	5,478

Forgiveness of principal:
Commercial and industrial	-	-	-
Construction	-	-	-
Commercial real estate	-	-	-
Loans to individuals & overdrafts	-	-	-
1- to-4 family residential	-	-	-
HELOC	-	-	-
Total	-	-	-

Total	11	$5,646	$5,478

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs with a breakdown of the types of concessions made by loan class during the three months and six months ended June 30, 2012:

	Three months ended		Six months ended
	June 30, 2012		June 30, 2012
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	-	$-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Extended payment terms:
Commercial and industrial	-	-	1	114
Construction	-	-	2	290
Commercial real estate	-	-	4	1,144
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	7	1,548

Forgiveness of principal:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals and overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Other:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	2	849	2	849
Loans to individuals and overdrafts	-	-	-	-
1-to-4 family residential	4	165	4	165
HELOC	-	-	-	-
Total	6	1,014	6	1,014

Total	6	$1,014	13	$2,562

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

All loans extended to borrowers that are considered TDRs and have characteristics that are not within the normal lending guidelines and practices when extending credit are included in the Other category.

The following table presents the successes and failures of the types of modifications within the previous six months as of June 30, 2012:

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
	of loans	Investment	of loans	Investment	of loans	Investment	of loans	Investment
	(In thousands)

Below market interest rate	-	$-	-	$-	-	$-	-	$-
Extended payment terms	-	-	2	290	4	975	1	283
Forgiveness of principal	-	-	-	-	-	-	-	-
Other	-	-	6	1,014	-	-	-	-

Total	-	$-	8	$1,304	4	$975	1	$283

At June 30, 2012, the Company had 31 loans with a balance of $9.0 million that were considered to be troubled debt restructurings. Of those TDRs, 14 loans with a balance totaling $1.9 million were still accruing as of June 30, 2012. The remaining 17 TDRs with a balance totaling $7.1 million as of June 30, 2012 were in non-accrual status.

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the loan portfolio, management utilizes a risk grading matrix to assign a risk grade to each of the Company’s loans. All non-consumer loans are graded on a scale of 1 to 9. A description of the general characteristics of these nine different risk grades is as follows:

•	Risk Grade 1 (Superior) - Credits in this category are virtually risk-free and are well-collateralized by cash-equivalent instruments. The repayment program is well-defined and achievable. Repayment sources are numerous. No material documentation deficiencies or exceptions exist.

•	Risk Grade 2 (Very Good) - This grade is reserved for loans secured by readily marketable collateral, or loans within guidelines to borrowers with liquid financial statements. A liquid financial statement is a financial statement with substantial liquid assets relative to debts. These loans have excellent sources of repayment, with no significant identifiable risk of collection, and conform in all respects to Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind).

•	Risk Grade 3 (Good) - These loans have excellent sources of repayment, with no significant identifiable risk of collection. Generally, loans assigned this risk grade will demonstrate the following characteristics:

o	Conformity in all respects with Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind).

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Credit Quality Indicators (continued)

o	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.

o	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

•	Risk Grade 4 (Acceptable) - This grade is given to acceptable loans. These loans have adequate sources of repayment, with little identifiable risk of collection. Loans assigned this risk grade will demonstrate the following characteristics:

o	General conformity to the Bank's policy requirements, product guidelines and underwriting standards, with limited exceptions. Any exceptions that are identified during the underwriting and approval process have been adequately mitigated by other factors.

o	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.

o	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor

•	Risk Grade 5 (Acceptable With Care) - This grade is given to acceptable loans that show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss. Loans assigned this grade may demonstrate some or all of the following characteristics:

o	Additional exceptions to the Bank's policy requirements, product guidelines or underwriting standards that present a higher degree of risk to the Bank. Although the combination and/or severity of identified exceptions is greater, all exceptions have been properly mitigated by other factors.

o	Unproven, insufficient or marginal primary sources of repayment that appear sufficient to service the debt at this time. Repayment weaknesses may be due to minor operational issues, financial trends, or reliance on projected (not historic) performance.

o	Marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.

•	Risk Grade 6 (Watch List or Special Mention) – Loans in this category can have the following characteristics:
30

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Credit Quality Indicators (continued)

o	Loans with underwriting guideline tolerances and/or exceptions and with no mitigating factors.

o	Extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank's position at some future date. Potential weaknesses are the result of deviations from prudent lending practices.

o	Loans where adverse economic conditions that develop subsequent to the loan origination that don't jeopardize liquidation of the debt but do substantially increase the level of risk may also warrant this rating.

•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans consistently not meeting the repayment schedule should be downgraded to substandard. Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action.

•	Risk Grade 8 (Doubtful) - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.

•	Risk Grade 9 (Loss) - Loans classified as Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be affected in the future.

Consumer loans are graded on a scale of 1 to 9. A description of the general characteristics of the nine risk grades is as follows:

•	Risk Grades 1 – 5 (Pass) – The loans in this category range from loans secured by cash with no risk of principal deterioration (Risk Grade 1) to loans that show signs of weakness in either adequate sources of repayment or collateral but have demonstrated mitigating factors that minimize the risk of delinquency or loss (Risk Grade 5).

•	Risk Grade 6 (Watch List or Special Mention) - Watch List or Special Mention loans include the following characteristics:

o	Loans within guideline tolerances or with exceptions of any kind that have not been mitigated by other economic or credit factors.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Credit Quality Indicators (continued)

o	Extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank's position at some future date. Potential weaknesses are the result of deviations from prudent lending practices.

o	Loans where adverse economic conditions that develop subsequent to the loan origination that don't jeopardize liquidation of the debt but do substantially increase the level of risk may also warrant this rating.

•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•	Risk Grade 8 (Doubtful) - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.

•	Risk Grade 9 (Loss) - Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future.
32

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of June 30, 2012 and December 31, 2011, respectively:

June 30, 2012
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(In thousands)

Superior	$764	$55	$-	$-
Very good	32	4	307	-
Good	3,067	655	14,303	1,687
Acceptable	9,870	5,049	63,276	5,793
Acceptable with care	15,441	40,670	74,336	10,470
Special mention	1,339	4,629	23,338	-
Substandard	531	3,654	17,661	1,551
Doubtful	-	-	-	-
Loss	-	-	-	-
	$31,044	$54,716	$193,221	$19,501

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$41,324	$33,746
Special mention	3,528	1,200
Substandard	3,635	1,825
	$48,487	$36,771

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$6,888
Non –pass	182
$7,070

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

December 31, 2011
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(In thousands)

Superior	$722	$59	$-	$-
Very good	154	6	429	-
Good	5,184	2,369	16,510	1,064
Acceptable	8,224	6,685	67,922	12,828
Acceptable with care	15,048	54,087	60,604	7,820
Special mention	3,062	2,671	27,177	125
Substandard	752	4,969	19,405	1,540
Doubtful	-	-	-	-
Loss	-	-	-	-
	$33,146	$70,846	$192,047	$23,377

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$43,647	$35,127
Special mention	2,925	1,391
Substandard	5,610	2,184
	$52,182	$38,702

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$7,447
Non-pass	224
$7,671

Non-performing assets at June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)

Non-accrual loans	$14,676	$17,623
Accruing TDRs	1,903	2,013
Total non-performing loans	16,579	19,636
Foreclosed real estate	3,859	3,031
Total non-performing assets	$20,438	$22,667
34

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three month and six month periods ended June 30, 2012 and June 30, 2011, respectively:

	Three months ended
	June 30, 2012
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)

Balance, beginning of period 3/31/2012	$555	$1,311	$4,804	$1,585	$1,101	$105	$107	$9,568
Provision (recovery) for loan losses	(409)	(967)	1,024	(275)	(41)	3	16	(649)
Loans charged-off	(4)	-	(670)	(54)	(168)	(45)	-	(940)
Recoveries	244	138	70	58	5	17	-	532

Balance, end of period 6/30/2012	$386	$482	$5,228	$1,314	$897	$80	$123	$8,510

Ending balance: individually evaluated for impairment	$2	$167	$75	$162	$97	$7	$10	$520
Ending balance: collectively evaluated for impairment	$384	$315	$5,153	$1,152	$800	$73	$113	$7,990

Loans:
Ending balance	$31,044	$54,716	$193,221	$48,487	$36,771	$7,070	$19,501	$390,810
Ending balance: individually evaluated for impairment	$519	$3,504	$14,535	$2,493	$1,517	$136	$1,551	$24,255
Ending balance: collectively evaluated for impairment	$30,525	$51,212	$178,686	$45,994	$35,254	$6,934	$17,950	$366,555

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

	Six months ended
	June 30, 2012
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)

Balance, beginning of period 1/1/2012	$719	$1,540	$4,771	$1,661	$1,122	$94	$127	$10,034
Provision (recovery) for loan losses	(2,956)	(911)	1,357	(369)	134	(37)	(4)	(2,786)
Loans charged-off	(51)	(458)	(981)	(99)	(376)	(54)	-	(2,019)
Recoveries	2,674	311	81	121	17	77	-	3,281

Balance, end of period 6/30/2012	$386	$482	$5,228	$1,314	$897	$80	$123	$8,510

Ending balance: individually evaluated for impairment	$2	$167	$75	$162	$97	$7	$10	$520
Ending balance: collectively evaluated for impairment	$384	$315	$5,153	$1,152	$800	$73	$113	$7,990

Loans:
Ending balance	$31,044	$54,716	$193,221	$48,487	$36,771	$7,070	$19,501	$390,810
Ending balance: individually evaluated for impairment	$519	$3,504	$14,535	$2,493	$1,517	$136	$1,551	$24,255
Ending balance: collectively evaluated for impairment	$30,525	$51,212	$178,686	$45,994	$35,254	$6,934	$17,950	$366,555

During the six months ended June 30, 2012 the Company recorded recoveries on loans previously charged-off in the amount of $3.3 million. These recoveries were primarily a result of a $2.4 million recovery on commercial and industrial loans. These recoveries combined with the decrease in total loans outstanding at June 30, 2012 resulted in a $2.8 million recovery in the provision for loan losses.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (continued)

	December 31, 2011
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)
Loans:
Ending Balance	$33,146	$70,846	$192,047	$52,182	$38,702	$7,671	$23,377	$417,971
Ending Balance: individually evaluated for impairment	$478	$4,376	$14,234	$2,836	$1,138	$233	$1,540	$24,835
Ending Balance: collectively evaluated for impairment	$32,668	$66,470	$177,813	$49,346	$37,564	$7,438	$21,837	$393,136

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (continued)

	Three months ended
	June 30, 2011
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)

Balance, beginning of period 3/31/2011	$1,081	$1,271	$3,609	$2,451	$1,140	$383	$183	$10,118
Provision (recovery) for loan losses	203	570	1,864	(230)	376	(232)	(9)	2,542
Other	-	-	(53)	-	-	-	-	(53)
Loans charged-off	(3,880)	(669)	(926)	(410)	(69)	(65)	-	(6,019)
Recoveries	3,648	-	8	81	3	50	-	3,790

Balance, end of period 6/30/2011	$1,052	$1,172	$4,502	$1,892	$1,450	$136	$174	$10,378

Ending balance: individually evaluated for impairment	$191	$106	$761	$701	$268	$46	$-	$2,073
Ending balance: collectively evaluated for impairment	$861	$1,066	$3,741	$1,191	$1,182	$90	$174	$8,305

Loans:
Ending balance	$40,646	$77,211	$204,412	$59,504	$40,532	$8,409	$28,168	$458,882
Ending balance: individually evaluated for impairment	$538	$2,329	$13,647	$3,408	$442	$213	$-	$20,577
Ending balance: collectively evaluated for impairment	$40,108	$74,882	$190,765	$56,096	$40,090	$8,196	$28,168	$438,305

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (continued)

	Six months ended
	June 30, 2011
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)

Balance, beginning of period 1/1/2011	$1,052	$349	$3,111	$1,985	$1,348	$1,530	$640	$10,015
Provision (recovery) for loan losses	160	1,714	3,133	296	231	(1,362)	(466)	3,706
Other	-	-	(53)	-	-	-	-	(53)
Loans charged-off	(3,880)	(891)	(1,699)	(600)	(134)	(87)	-	(7,291)
Recoveries	3,720	-	10	211	5	55	-	4,001

Balance, end of period 6/30/2011	$1,052	$1,172	$4,502	$1,892	$1,450	$136	$174	$10,378

Ending balance: individually evaluated for impairment	$191	$106	$761	$701	$268	$46	$-	$2,073
Ending balance: collectively evaluated for impairment	$861	$1,066	$3,741	$1,191	$1,182	$90	$174	$8,305

Loans:
Ending balance	$40,646	$77,211	$204,412	$59,504	$40,532	$8,409	$28,168	$458,882
Ending balance: individually evaluated for impairment	$538	$2,329	$13,647	$3,408	$442	$213	$-	$20,577
Ending balance: collectively evaluated for impairment	$40,108	$74,882	$190,765	$56,096	$40,090	$8,196	$28,168	$438,305

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H –BRANCH SALE

On April 6, 2012, the Bank sold all deposits and selected assets associated with two branch offices located in Pembroke and Raeford, North Carolina. The transaction was consummated pursuant to a definitive purchase and assumption agreement with Lumbee Guaranty Bank, Pembroke, North Carolina, which was entered into on December 20, 2011. The purchase price under the terms of the purchase and assumption agreement was $1.8 million which included $1.1 million for all real property and equipment and $688,000 for a deposit premium. The deposit premium was offset by the write-off of a core deposit intangible of $131,000 on these deposits resulting in a net gain of $557,000 for the Company from this transaction. Lumbee Guarantee Bank assumed $14.6 million in deposits plus accrued interest of $5,000 from the Bank and took assignment of all real property and equipment associated with the two branch offices, which totaled $1.1 million at April 6, 2012. The Bank retained all loans associated with the two branches except for approximately $338,000 plus accrued interest of $2,000 in loans associated with deposit accounts which included overdraft protection loans and time deposit loans. There was a separate payment for the loans purchased that was not included in the $1.8 million purchase price.

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

Comparison of Financial Condition at

June 30, 2012 and December 31, 2011

During the first six months of 2012, total assets decreased by $26.0 million to $563.7 million as of June 30, 2012. Earning assets at June 30, 2012 totaled $515.4 million and consisted of $381.9 million in net loans, $71.8 million in investment securities, $59.6 million in overnight investments and interest-bearing deposits in other banks and $2.1 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the second quarter of 2012 were $471.2 million and $53.0 million, respectively. In the second quarter of 2012 the Company completed the sale of two branches which resulted in decreases of $14.6 million in deposits, $338,000 in loans, and $1.1 million in real property and equipment which resulted in a net decrease in cash of $13.0 million.

Since the end of 2011, gross loans have decreased by $27.2 million to $390.4 million as of June 30, 2012 due to continued soft loan demand and efforts to reduce concentration levels within certain loan categories.. Gross loans consisted of $31.0 million in commercial and industrial loans, $193.2 million in commercial real estate loans, $19.5 million in multi-family residential loans, $7.1 million in consumer loans, $48.5 million in residential real estate, $36.8 million in HELOC, and $54.7 million in construction loans. Deferred loan fees, net of costs, on these loans were $407,000.

At June 30, 2012 and December 31, 2011, the Company held $3.0 million in federal funds sold. Interest-earning deposits in other banks were $56.6 million at June 30, 2012, a $1.0 million increase from December 31, 2011. The Company’s investment securities at June 30, 2012 were $71.8 million, an increase of $3.9 million from December 31, 2011. The investment portfolio as of June 30, 2012 consisted of $32.6 million in government agency debt securities, $32.6 million in mortgage-backed securities and $6.6 million in municipal securities. The net unrealized gain on these securities was $2.0 million.

At June 30, 2012, the Company also held an investment of $1.0 million in the form of Federal Home Loan Bank (“FHLB”) stock a decrease of $214,000 from December 31, 2011 due to redemptions during the second quarter of 2012. Also, the Company had $1.1 million in other non-marketable securities, which was approximately the same at December 31, 2011.

At June 30, 2012, non-earning assets were $48.3 million, which reflects a decrease of $5.0 million from the $53.3 million as of December 31, 2011. Non-earning assets as of June 30, 2012 included $15.7 million in cash and due from banks, bank premises and equipment of $11.1 million, core deposit intangible of $356,000, accrued interest receivable of $1.6 million, foreclosed real estate of $3.9 million, and other assets which consisted of $8.1 million in Bank Owned Life Insurance (“BOLI”), $5.2 million in deferred tax assets, and $2.3 million in all other assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets. During the second quarter of 2012 the Company experienced a decrease in cash and cash equivalents of $6.1 million due to the previously mentioned branch sale.

Total deposits at June 30, 2012 were $471.2 million and consisted of $72.7 million in non-interest-bearing demand deposits, $95.4 million in money market and NOW accounts, $24.0 million in savings accounts, and $279.1 million in time deposits. Total deposits decreased by $30.2 million from $501.4 million as of December 31, 2011. Of this decrease, $14.6 million is related to the previously mentioned branch sale. The Bank had $498,000 in brokered demand deposits and no brokered time deposits as of June 30, 2012.

As of June 30, 2012, the Company had $23.0 million in short-term debt and $12.4 million in long-term debt. Short-term debt consisted of $21.0 million of repurchase agreements with local customers and $2.0 million of FHLB advances. Long-term debt consisted of $12.4 million of junior subordinated debentures that were issued in September 2004.

Total shareholders’ equity at June 30, 2012 was $53.0 million, an increase of $3.5 million from $49.5 million as of December 31, 2011. Accumulated other comprehensive income relating to available for sale securities decreased $50,000 for the six months ended June 30, 2012. Other changes in shareholders’ equity included increases of $23,000 in stock-based compensation, net income of $3.3 million for the six months ending June 30, 2012, and $165,000 from the proceeds of the sale of common stock.

Past Due Loans, Non-performing Assets, and Asset Quality

At June 30, 2012, the Company had $3.0 million in loans that were 30 to 89 days past due. This represented 0.77% of gross loans outstanding on that date. This is a decrease from December 31, 2011 when there were $4.2 million in loans that were 30-89 days past due and $108,000 in loans that were 90 days or more past due and still accruing. This represented 1.01% of gross loans outstanding. Non-accrual loans decreased from $17.6 million at December 31, 2011 to $14.7 million for the period ended June 30, 2012.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased 45 basis points from 4.70% at December 31, 2011 to 4.25% at June 30, 2012.

The Company had fourteen loans totaling $1.9 million that were considered troubled debt restructurings (“TDRs”) that were still in accruing status at June 30, 2012 with the remaining TDRs included in non-accrual loans. All TDRs are considered non-performing loans regardless of accrual status.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	June 30,	December 31,
	2012	2011
	(Dollars in thousands)

Non-accrual loans	$14,676	$17,623
Accruing TDRs	1,903	2,013
Total non-performing loans	16,579	19,636
Foreclosed real estate	3,859	3,031
Repossessed assets	-	-
Total non-performing assets	$20,438	$22,667

Accruing loans past due 90 days or more	$-	$109
Allowance for loan losses	$8,510	$10,034

Non-performing loans to period end loans	4.25%	4.70%
Non-performing loans and accruing loans past due 90 days or more to period end loans	4.25%	4.73%
Allowance for loans losses to period end loans	2.18%	2.40%
Allowance for loan losses to non-performing loans	51.33%	51.10%
Allowance for loan losses to non-performing assets	41.64%	44.27%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	41.64%	44.06%
Non-performing assets to total assets	3.63%	3.84%
Non-performing assets and accruing loans past due 90 days or more to total assets	3.63%	3.86%

The total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate), at June 30, 2012 and December 31, 2011 were $20.4 million and $22.7 million. The allowance for loan losses at June 30, 2012 represented 41.64% of non-performing assets compared to 44.27% at December 31, 2011.

Total impaired loans at June 30, 2012 were $24.3 million, this includes $14.7 million in loans that were classified as impaired because they were in non-accrual and $9.6 million in loans that were determined to be impaired for other reasons. Of these loans, $3.1 million required a specific reserve of $520,000 at June 30, 2012. Total impaired loans at December 31, 2011 were $24.8 million. This includes $17.6 million in loans that were considered to be impaired due to being in non-accrual status and $7.2 million in loans that were deemed to be impaired for other reasons. Of these loans, $9.6 million required a specific reserve of $1.5 million at December 31, 2011.

The allowance for loan losses was $8.5 million at June 30, 2012 or 2.18% of gross loans outstanding. This is a decrease of 22 basis points from the 2.40% of gross loans at December 31, 2011. The allowance for loan losses at June 30, 2012 represented 35.09% of impaired loans compared to 40.40% at December 31, 2011. This decrease in the allowance for the six months of 2012 resulted primarily from net recoveries of $1.3 million which included a $2.4 million recovery on commercial and industrial loans during the first quarter of 2012, management’s concerted effort to charge off impairments on collateral dependant impaired loans, and an overall decrease in loan balances. It is management’s assessment that the allowance for loan losses as of June 30, 2012 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be made that further adjustments to the allowance for loan losses may not be deemed necessary.

Other Lending Risk Factors

Besides monitoring non-performing loans and past due loans, Management also monitors trends in the loan portfolio that may indicate more than normal risk. A discussion of other risk factors follows. Some loans or groups of loans may contain one or more of these individual loan risk factors. Therefore, an accumulation of the amounts or percentages of the individual loan risk factors may not necessarily be an indication of the cumulative risk in the total loan portfolio.

Regulatory Loan to Value

The Company monitors its exposure to loans that exceed the guidelines established by regulators for loan to value (“LTV”) ratios.

At June 30, 2012 and December 31, 2011 the Company had $10.1 million and $13.3 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At June 30, 2012 and December 31, 2011 the Company had $10.3 million and $12.5 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 32.6% and 43.8% of total risk based capital as of June 30, 2012 and December 31, 2011, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market continues to weaken in terms of both market activity and collateral valuations.

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

The tables below set forth, for the periods indicated, information about the Company’s business sector concentrations.

	At
	June 30,	% of
	2012	Risk Based
	(In thousands)	Capital
1-to-4 Family Rental	$19,554	31%
Office Building	$29,565	47%

At June 30, 2012 the Company exceeded this guideline in the Office Buildings product type. The Office Buildings were 47% of risk-based capital or $29.6 million. All other commercial real estate groups were under the 40% threshold. The reduced concentration within these categories from December 31, 2011 to June 30, 2012 resulted from the increase in capital combined with reduced loan balances.

	At
	December 31,	% of
	2011	Risk Based
	(In thousands)	Capital
1-to-4 Family Rental	$26,992	42%
Office Building	$30,265	47%

At December 31, 2011 the Company had two product type groups which exceeded this guideline; 1-to-4 Family Rental and Office Buildings. The 1-to-4 Family Rental group represented 42% of risk-based capital, or $27.0 million, and Office Buildings were 47% of risk-based capital or $30.3 million. All other commercial real estate groups were under the 40% threshold.

Acquisition, Development, and Construction Loans (“ADC”)

The table below sets forth construction loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties.

ADC Loans

As of June 30, 2012

(Dollars in thousands)

		Land and Land
	Construction	Development	Total

Total ADC loans	$37,272	$17,444	$54,716

Average Loan Size	$138	$311

Percentage of total loans	9.55%	4.47%	14.02%

Non-accrual loans	$210	$2,189	$2,399

At June 30, 2012, total ADC loans represented 14.02%, or $54.7 million, of the total loan portfolio, of which $2.4 million of the ADC loan portfolio is in non-accrual status. This represents 4.4% of all ADC loans. Management monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

ADC Loans

As of December 31, 2011

(Dollars in thousands)

		Land and Land
	Construction	Development	Total

Total ADC loans	$49,958	$20,888	$70,846

Average Loan Size	$174	$307

Percentage of total loans	11.96%	5.00%	16.96%

Non-accrual loans	$596	$3,172	$3,768

At December 31, 2011, total ADC loans represented 16.96%, or $70.8 million, of the total loan portfolio, of which $3.8 million of the ADC portfolio is in non-accrual status. This represents 5.3% of all ADC loans. Management monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at June 30, 2012.

	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)

Harnett County	$6,224	11.4%	$7,301	19.8%
Cumberland County	16,452	30.1%	7,768	21.1%
Johnston County	749	1.4%	584	1.6%
Pitt County	3,784	6.9%	25	0.1%
Robeson County	1,755	3.2%	3,458	9.4%
Sampson County	733	1.3%	1,464	4.0%
Wayne County	3,045	5.6%	5,586	15.2%
Hoke County	2,907	5.3%	250	0.7%
All other locations	19,067	34.8%	10,335	28.1%

Total	$54,716	100.0%	$36,771	100.0%

Below is a table showing geographic concentrations for ADC and HELOC loans at December 31, 2011.

	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)

Harnett County	$5,637	8.0%	$7,432	19.2%
Cumberland County	18,424	26.0%	6,652	17.2%
Johnston County	1,410	2.0%	622	1.6%
Pitt County	4,631	6.5%	-	0.0%
Robeson County	2,021	2.9%	3,377	8.7%
Sampson County	730	1.0%	1,645	4.3%
Wayne County	4,474	6.3%	5,769	14.9%
Hoke County	2,626	3.7%	111	0.3%
All other locations	30,893	43.6%	13,094	33.8%

Total	$70,846	100.0%	$38,702	100.0%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At June 30, 2012, the Company had $97.6 million in loans that had terms permitting interest only payments. This represented 25.0% of the total loan portfolio. At December 31, 2011, the Company had $125.8 million in loans that had terms permitting interest only payments. This represented 30.1% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $51.2 million or 13.1% of total loans at June 30, 2012 compared to $48.6 million or 11.6% of total loans at December 31, 2011. The Company’s ten largest customer relationships totaled $75.2 million or 19.3% of total loans at June 30, 2012 compared to $68.3 million or 16.4% of total loans at December 31, 2011. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended June 30, 2012 and 2011

General. During the second quarter of 2012, the Company had net income of $1.2 million as compared with net loss of ($861,000) for the same quarter in 2011. Net income per share for the second quarter of 2012 was $0.17, basic and diluted, compared with net loss per share of ($0.13), basic and diluted, for the second quarter of 2011. Results of operations for the second quarter of 2012 were primarily impacted by a recovery in the provision for loan losses of $649,000 due to a reduction in loan balances and lower loan charge-offs. The Company experienced a decrease in net interest margin of 21 basis points to 3.68% in the second quarter of 2012from the same period in 2011.

Net Interest Income. Net interest income decreased by $964,000 to $4.6 million for the second quarter of 2012. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets combined with a decrease in those assets. Average total interest-earning assets were $511.9 million in the second quarter of 2012 compared with $582.2 million during the same period in 2011 and the yield on those assets decreased 40 basis points from 5.40% to 5.00%. Total interest income reversed on loans transferred to non-accrual status for the three months ended June 30, 2012 and 2011 was $20,000 and $58,000, respectively, or approximately 1 basis point on average interest-earning assets for both periods mentioned.

The Company’s average interest-bearing liabilities decreased by $66.3 million to $435.0 million for the quarter ended June 30, 2012 from $501.3 million for the same period one year earlier and the cost of those funds decreased from 1.75% to 1.56%, or 19 basis points. During the second quarter of 2012, the Company’s net interest margin was 3.68% and net interest spread was 3.44%. For the quarter ended June 30, 2011, net interest margin was 3.89% and net interest spread was 3.65%

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. During the second quarter, the Company recorded a recovery for loan losses of $649,000 which is a decrease of $3.2 million from the provision that was recorded in the second quarter of 2011. This decrease in the allowance for the three months ended June 30, 2012 resulted primarily from an overall decrease in loan balances and net charge-offs of $408,000.

Non-Interest Income. Non-interest income for the quarter ended June 30, 2012 was $1.2 million, an increase of $287,000 from the second quarter of 2011. This increase was primarily due to a $557,000 gain on the sale of two branches during the second quarter of 2012. Service charges on deposit accounts decreased $85,000 to $291,000 for the quarter ended June 30, 2012 as compared to $376,000 for the same period in 2011. Mortgage fee income increased $14,000 to $75,000 for the quarter ended June 30, 2012 compared to the same period in 2011. Other non-deposit fees and income decreased $199,000 to $256,000 as compared to the same period in 2011.

Non-Interest Expenses. Non-interest expenses decreased by $710,000 to $4.6 million for the quarter ended June 30, 2012, from $5.3 million for the same period in 2011. The following are highlights of the significant differences in non-interest expenses during the second quarter of 2012 versus the second quarter of 2011:

•	Personnel expenses decreased $237,000 to $2.0 million in the second quarter of 2012 due to a decrease in staff size to 111 at June 30, 2012 from 125 at June 30, 2011.
•	Deposit insurance expense was $187,000 for the quarter ended June 30, 2012 down from $235,000.
•	Professional fees decreased $33,000 to $470,000 for the quarter ended June 30, 2012 from to $503,000 for the quarter ended June 30, 2011.
•	Foreclosure-related expenses decreased by $179,000 to $521,000 for the quarter ending June 30, 2012 compared to the same period for 2011.

Provision for Income Taxes. The Company’s effective tax rate was 37.1% for the quarter ended June 30, 2012 and (37.8%) for the quarter ended June 30, 2011 as a result of permanent tax differences that were in excess of taxable income resulting in lower effective tax rates.

As of June 30, 2012, the Company had a recorded net deferred tax asset in the amount of $5.2 million, compared to $4.9 million at June 30, 2011. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of June 30, 2012 and June 30, 2011, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Comparison of Results of Operations for the

Six months ended June 30, 2012 and 2011

General. During the first six months of 2012, the Company had net income of $3.3 million compared with net loss of ($740,000) for the same period in 2011. Net income per share for the first two quarters of 2012 was $0.47 per share, basic and diluted, compared with net loss per share of ($0.11), basic and diluted, for the same period in 2011. Results of operations for the first six months of 2012 were primarily impacted by a recovery in the provision for loan losses of $2.8 million, which was a $6.5 million decrease from the same period in 2011. The Company experienced a decrease in net interest margin of 26 basis points to 3.68% for the first six months of 2012 from 3.94% for the same period in 2011.

Net Interest Income. Net interest income decreased by $1.8 million to $9.5 million for the six month period ended June 30, 2012. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets combined with a decrease in those assets. Average total interest-earning assets were $522.4 million in the first six months of 2012 compared with $582.5 million during the same period in 2011 and the yield on those assets decreased 46 basis points from 5.47% to 5.01%. Total interest income reversed on loans transferred to non-accrual status for the six months ended June 30, 2012 and 2011 was $98,000 and $130,000, respectively, or approximately 1 basis point on average interest-earning assets for both periods mentioned.

The Company’s average interest-bearing liabilities decreased by $56.7 million to $446.0 million for the two quarters ended June 30, 2012 from $502.7 million for the same period one year earlier and the cost of those funds decreased from 1.78% to 1.56%, or 22 basis points. During the first six months of 2012, the Company’s net interest margin was 3.68% and net interest spread was 3.45%. For the same period in 2011, net interest margin was 3.94% and net interest spread was 3.70%

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors including net recoveries. The decrease in the allowance for loan losses for the six months ended June 30, 2012 of $1.5 million resulted primarily from net recoveries of $1.3 million which included a $2.4 million recovery on commercial and industrial loans during the first quarter of 2012, management’s concerted effort to charge off impairments on collateral dependant impaired loans, and an overall decrease in loan balances.

Non-Interest Income. Non-interest income for the six months ended June 30, 2012 was $1.8 million, an increase of $273,000 from the same period in 2011. This increase was primarily due to a $557,000 gain on the sale of two branches during the second quarter of 2012. Service charges on deposit accounts decreased $149,000 to $609,000 for the two quarters ended June 30, 2012 from $758,000 for the two quarters ended June 30, 2011. Mortgage fee income increased $26,000 to $113,000 for the two quarters ended June 30, 2012 compared to the same period in 2011. Other non-deposit fees and income decreased $161,000 to $527,000 for the two quarters ended June 30, 2012 compared to the same period in 2011.

Non-Interest Expenses. Non-interest expenses decreased by $1.6 million to $8.8 million for the six months ended June 30, 2012, from $10.4 million for the same period in 2011. The following are highlights of the significant differences in non-interest expenses during the first six months of 2012 versus the same period in 2011:

•	Personnel expenses decreased $667,000 to $4.0 million for the two quarters ended June 30, 2012 due to a decrease in staff size to 111 at June 30, 2012 from 125 at June 30, 2011.
•	Deposit insurance expense was $381,000 for the two quarters ended June 30, 2012 down from $497,000 for the same period in 2011.
•	Professional fees decreased $193,000 to $940,000 for the two quarters ended June 30, 2012 from $1.1 million.
•	Foreclosure-related expenses decreased by $358,000 to $545,000 for the six months ended June 30, 2012 compared to the same period for 2011.

Provision for Income Taxes. The Company’s effective tax rate was 37.5% for the two quarters ended June 30, 2012 as a result of permanent tax differences that were in excess of taxable income and (43.5%) for the same period in 2011.

As of June 30, 2012, the Company had a recorded net deferred tax asset in the amount of $5.2 million. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of June 30, 2012, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 26.10% of total assets at June 30, 2012.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of June 30, 2012 the Company had existing credit lines with other financial institutions to purchase up to $44.0 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $30.4 million of qualifying loans is pledged to the FHLB to secure borrowings. At June 30, 2012, the Company had $2.0 million outstanding in FHLB advances. Another source of short-term borrowings is securities sold under agreements to repurchase. At June 30, 2012, total borrowings consisted of securities sold under agreements to repurchase of $23.0 million and junior subordinated debentures of $12.4 million.

Total deposits were $471.2 million at June 30, 2012. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 59.24% of total deposits at June 30, 2012. Time deposits of $100,000 or more represented 30.49% of the Company’s total deposits at June 30, 2012. At quarter-end, the Company had no brokered time deposits and $498,000 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. New Century Bancorp maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances plus taxes receivable will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 9.39% at June 30, 2012.

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

As the following table indicates, at June 30, 2012, the Company and related Bank subsidiary both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
New Century Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	14.95%	8.00%
Tier 1 risk-based capital ratio	13.69%	4.00%
Leverage ratio	10.42%	4.00%

		Regulatory
	Actual	Minimum	Well-Capitalized
New Century Bank	Ratio	Requirement	Requirement

Total risk-based capital ratio	14.57%	11.50%	10.00%
Tier 1 risk-based capital ratio	13.31%	8.00%	6.00%
Leverage ratio	10.13%	8.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of June 30, 2012. The Company is currently required to obtain prior regulatory approval before making interest payments on its outstanding junior subordinated debentures.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the second quarter of 2012. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

NEW CENTURY BANCORP, INC.

Date: August 10, 2012	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: August 10, 2012	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President and Chief Financial Officer and Chief Operating Officer

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

