Form 10-Q
period 2012-09-30
NEW CENTURY BANCORP INC
filed 2012-11-14
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

As of November 6, 2012, the Registrant had outstanding 6,913,636 shares of Common Stock, $1 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31,
	(Unaudited)	2011*
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$18,832	$18,478
Interest-earning deposits in other banks	75,971	55,590
Federal funds sold	3,028	3,028
Investment securities available for sale, at fair value	67,339	67,854

Loans	386,096	417,624
Allowance for loan losses	(8,588)	(10,034)
NET LOANS	377,508	407,590
Accrued interest receivable	1,909	2,003
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	973	1,248
Other non-marketable securities	1,143	1,080
Foreclosed real estate	2,849	3,031
Premises and equipment held for sale	-	1,113
Premises and equipment, net	11,044	11,243
Bank Owned Life Insurance (“BOLI”)	8,167	7,981
Core deposit intangible	327	545
Other assets	8,743	8,867
TOTAL ASSETS	$577,833	$589,651

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$76,821	$74,569
Savings	23,374	24,461
Money market and NOW	108,935	92,600
Time	272,190	309,747
TOTAL DEPOSITS	481,320	501,377
Short-term debt	26,195	21,877
Long-term debt	12,372	14,372
Accrued interest payable	293	330
Accrued expenses and other liabilities	3,982	2,149
TOTAL LIABILITIES	524,162	540,105
Shareholders’ Equity
Preferred stock, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively
Common stock, $1 par value, 25,000,000 shares authorized; 6,913,636 and 6,860,367 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	6,914	6,860
Additional paid-in capital	41,993	41,851
Retained earnings (accumulated deficit)	3,452	(450)
Accumulated other comprehensive income	1,312	1,285
TOTAL SHAREHOLDERS’ EQUITY	53,671	49,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$577,833	$589,651

* Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$5,775	$7,050	$17,817	$21,605
Federal funds sold and interest-earning deposits in other banks	41	29	113	68
Investments	382	505	1,212	1,624

TOTAL INTEREST INCOME	6,198	7,584	19,142	23,297

INTEREST EXPENSE
Money market, NOW and savings deposits	146	149	374	546
Time deposits	1,371	1,812	4,379	5,565
Short-term debt	26	54	86	189
Long-term debt	80	74	241	222

TOTAL INTEREST EXPENSE	1,623	2,089	5,080	6,522

NET INTEREST INCOME	4,575	5,495	14,062	16,775

PROVISION (RECOVERY) FOR LOAN LOSSES	189	2,194	(2,597)	5,900

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	4,386	3,301	16,659	10,875

NON-INTEREST INCOME
Fees from pre-sold mortgages	53	47	166	134
Service charges on deposit accounts	306	363	916	1,121
Gain on branch sale	-	-	557	-
Other fees and income	398	233	943	921

TOTAL NON-INTEREST INCOME	757	643	2,582	2,176

NON-INTEREST EXPENSE
Personnel	2,042	1,985	6,050	6,660
Occupancy and equipment	325	348	995	1,068
Deposit insurance	191	209	572	706
Professional fees	303	329	1,242	1,462
Information systems	345	383	1,080	1,210
Foreclosed real estate-related expense	355	311	1,056	1,405
Other	609	549	2,039	2,020

TOTAL NON-INTEREST EXPENSE	4,170	4,114	13,034	14,531

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)	973	(170)	6,207	(1,480)

INCOME TAX (BENEFIT)	341	(148)	2,305	(718)

NET INCOME (LOSS)	$632	$(22)	$3,902	$(762)
NET INCOME (LOSS) PER COMMON SHARE
Basic	$.09	$-	$.57	$(.11)
Diluted	$.09	$-	$.57	$(.11)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,913,636	6,861,034	6,892,946	6,896,102
Diluted	6,914,085	6,861,034	6,893,064	6,896,102

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)

Net income (loss)	$632	$(22)	$3,902	$(762)

Other comprehensive income:
Unrealized gain on investment securities available for sale	167	149	215	279
Tax effect	(59)	(81)	(82)	(126)
	108	68	133	153

Reclassification adjustment for loss included in net income	(51)	(21)	(174)	(47)
Tax effect	20	8	68	18
	(31)	(13)	(106)	(29)

Total	77	55	27	124

Total comprehensive income (loss)	$709	$33	$3,929	$(638)

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

					Retained	Accumulated
			Common	Additional	earnings	other com-	Total
	Common stock		stock	paid-in	(accumulated	prehensive	shareholders’
	Shares	Amount	receivable	capital	deficit)	income	equity
	(Amounts in thousands, except share data)

Balance at December 31, 2010	6,913,636	$6,914	$-	$41,887	$(287)	$1,178	$49,692

Net loss	-	-	-	-	(762)	-	(762)
Common stock received as collateral on loan default	(53,269)	(54)	-	(111)	-	-	(165)

Other comprehensive income, net	-	-	-	-	-	124	124

Stock based compensation	-	-	-	60	-	-	60

Balance at September 30, 2011	6,860,367	$6,860	$-	$41,836	$(1,049)	$1,302	$48,949

Balance at December 31, 2011	6,860,367	$6,860	$-	$41,851	$(450)	$1,285	$49,546

Net income	-	-	-	-	3,902	-	3,902

Sale of common stock	53,269	54	-	111	-	-	165

Other comprehensive income, net	-	-	-	-	-	27	27

Stock based compensation	-	-	-	31	-	-	31

Balance at September 30, 2012	6,913,636	$6,914	$-	$41,993	$3,452	$1,312	$53,671

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,902	$(762)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (recovery) for loan losses	(2,597)	5,900
Depreciation and amortization of premises and equipment	433	500
Amortization and accretion of investment securities	414	572
Amortization of deferred loan fees and costs	(147)	(152)
Amortization of core deposit intangible	86	115
Stock-based compensation	31	60
Net gain on branch sale	(557)	-
Loss on write down on other assets	-	82
Increase in cash surrender value of bank owned life insurance	(186)	(190)
Net loss on sale and write-downs of foreclosed real estate	869	1,059
Net loss on sale and pay-downs of investments	174	47
Change in assets and liabilities:
Net change in accrued interest receivable	92	276
Net change in other assets	558	693
Net change in accrued expenses and other liabilities	1,801	(332)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,873	7,868

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of FHLB stock	275	123
Purchase of investment securities available for sale	(21,211)	(16,209)
Maturities of investment securities available for sale	11,122	22,737
Mortgage-backed securities pay-downs	9,556	7,750
Sale of investment securities available for sale	500	500
Net cash payment on branch sale	(13,001)	-
Net change in loans outstanding	28,465	23,544
Proceeds from sale of foreclosed real estate	3,335	1,583
Proceeds from sale of premises and equipment	-	1
Purchases of premises and equipment	(185)	(34)

NET CASH PROVIDED BY INVESTING ACTIVITIES	18,856	39,995

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(5,477)	$(7,427)
Proceeds from short-term debt	6,666	2,184
Repayments on short-term debt	(2,348)	(2,000)
Repayments on long-term debt	(2,000)	(2,000)
Proceeds from sale of common stock	165	-

NET CASH USED IN FINANCING ACTIVITIES	(2,994)	(9,243)

NET CHANGE IN CASH AND CASH EQUIVALENTS	20,735	38,620

CASH AND CASH EQUIVALENTS, BEGINNING	77,096	35,902

CASH AND CASH EQUIVALENTS, ENDING	$97,831	$74,522

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$5,117	$6,596

Non-cash transactions:
Unrealized gains on investment securities available for sale, net of tax	27	124
Transfers from loans to foreclosed real estate	4,078	2,217
Common stock receivable	-	(165)

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2012. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At September 30, 2012 and 2011 there were 369,182 and 426,929 anti-dilutive options for each three month period and 371,593 and 426,929 anti-dilutive options for each nine month period, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average shares used for basic net loss per share	6,913,636	6,861,034	6,892,946	6,896,102

Effect of dilutive stock options	449	-	118	-

Weighted average shares used for diluted net loss per share	6,914,085	6,861,034	6,893,064	6,896,102

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

NOTE D - FAIR VALUE MEASUREMENTS

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
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

·	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

·	Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

·	Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the quarter ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (dollars in thousands):

Investment securities available for sale September 30, 2012	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$29,619	$-	$29,619	$-
Mortgage-backed securities - Government Sponsored - Enterprises (“GSE’s”)	29,268	-	29,268	-
Municipal bonds	8,452	-	8,452	-

Total	$67,339	$-	$67,339	$-

Investment securities available for sale December 31, 2011	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$26,412	$-	$26,412	$-
Mortgage-backed securities - GSE’s	35,169	-	35,169	-
Municipal bonds	6,273	-	6,273	-

Total	$67,854	$-	$67,854	$-

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. There were no transfers between levels from the prior reporting periods. There have been no changes in valuation techniques for the quarter ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

The significant unobservable input used in the fair value measurement of the Company’s impaired loans range between 6-56% discount from appraisals for expected liquidation and sales costs.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. There have been no changes in valuation techniques for the quarter ended September 30, 2012. Valuation techniques are consistent with techniques used in prior quarters.

The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate range between 10- 53% discount from appraisals for expected liquidation and sales costs.

Premises and Equipment Held for Sale

Premises and equipment held for sale are stated at book value which approximates fair market value.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011 (dollars in thousands):

Asset Category September 30, 2012	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$10,198	$-	$-	$10,198
Foreclosed real estate	2,849	-	-	2,849

Total	$13,047	$-	$-	$13,047

Of the $10.2 million in impaired loans at September 30, 2012 there were $6.9 million in loans with specific reserves of $1.1 million along with $4.3 million in loans without specific reserves which had been partially charged-off.

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's financial instruments at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$18,832	$18,832	$18,832	$-	$-
Interest-earning deposits in other banks	75,971	75,971	75,971	-	-
Federal funds sold	3,028	3,028	3,028	-	-
Investment securities available for sale	67,339	67,339	-	67,339	-
Loans, net	377,508	393,220	-	-	393,220
Accrued interest receivable	1,909	1,909	-	-	1,909
Stock in the FHLB	973	973	-	-	973
Other non-marketable securities	1,143	1,143	-	-	1,143

Financial liabilities:
Deposits	$481,320	$490,120	$-	$490,120	$-
Short-term debt	26,195	26,195	-	26,195	-
Long-term debt	12,372	7,661	-	7,661	-
Accrued interest payable	293	293	-	-	293

	December 31, 2011
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$18,478	$18,478	$18,478	$-	$-
Interest-earning deposits in other banks	55,590	55,590	55,590	-	-
Federal funds sold	3,028	3,028	3,028	-	-
Investment securities available for sale	67,854	67,854	-	67,854	-
Loans, net	407,590	424,851	-	-	424,851
Premises and equipment held for sale	1,113	1,113	-	-	1,113
Accrued interest receivable	2,003	2,003	-	-	2,003
Stock in the FHLB	1,248	1,248	-	-	1,248
Other non-marketable securities	1,080	1,080	-	-	1,080

Financial liabilities:
Deposits	$501,377	$509,454	$-	$509,454	$-
Short-term debt	21,877	21,877	-	21,877	-
Long-term debt	14,372	9,661	-	9,661	-
Accrued interest payable	330	330	-	-	330

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Accrued Interest Receivable and Accrued Interest Payable

The carrying amounts of accrued interest receivable and payable approximate fair value because of the short maturities of these instruments.

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments.

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	September 30, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
U.S. government agencies
Within 1 year	$10,090	$36	$-	$10,126
After 1 year but within 5 years	19,311	182	-	19,493

Mortgage-backed securities-GSE’s
Within 1 year	939	35	-	974
After 1 year but within 5 years	23,984	1,322	-	25,306
After 5 years but within 10 years	2,440	41	-	2,481
After 10 years	456	51	-	507

Municipal bonds
Within 1 year	351	3	-	354
After 1 year but within 5 years	2,356	212	-	2,568
After 5 years but within 10 years	3,679	137	-	3,816
After 10 years	1,601	113	-	1,714

	$65,207	$2,132	$-	$67,339

As of September 30, 2012, accumulated other comprehensive income included unrealized net gains of $2.1 million, net of deferred income taxes of $820,000.

In the third quarter 2012 and 2011, the pay down of GSE’s resulted in gross realized gains of $2,000 and $4,000, respectively, and realized losses of $53,000 and $25,000, respectively for each period. These pay downs generated $3.1 million and $2.5 million in proceeds during these respective periods. For the nine months ended September 30, 2012 and 2011, the pay down of GSE’s resulted in gross realized gains of $8,000 and $29,000, respectively, and realized losses of $163,000 and 70,000, respectively, for each period. These GSE pay downs generated $9.6 million and 7.8 million in proceeds during these respective periods. For the same nine months ended September 30, 2012 and 2011, the sale of one U.S. government agency security resulted in realized losses of $19,000 and $6,000, respectively, for each period. These sales of a U.S. government agency security generated $0.5 million in proceeds during these respective periods.

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

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2011.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F- INVESTMENT SECURITIES (continued)

At September 30, 2012, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. One municipal bond had an unrealized loss for less than twelve months totaling less than $1,000 at September 30, 2012. This unrealized loss is attributable to the general trend of interest rates.

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

NOTE G - LOANS

Following is a summary of loans at September 30, 2012 and December 31, 2011:

	2012		2011
		Percent		Percent
	Amount	of total	Amount	of total
	(In thousands)
Real estate loans:
1-to-4 family residential	$47,076	12.19%	$52,182	12.49%
Commercial real estate	189,598	49.11%	192,047	45.98%
Multi-family residential	21,296	5.52%	23,377	5.60%
Construction	51,443	13.32%	70,846	16.96%
Home equity lines of credit (“HELOC”)	34,988	9.06%	38,702	9.27%

Total real estate loans	344,401	89.20%	377,154	90.30%

Other loans:
Commercial and industrial	33,175	8.59%	33,146	7.94%
Loans to individuals & overdrafts	8,946	2.32%	7,671	1.84%
Total other loans	42,121	10.91%	40,817	9.78%

Gross loans	386,522		417,971

Less deferred loan origination fees, net	(426)	(.11)%	(347)	(.08)%

Total loans	386,096	100.00%	417,624	100.00%

Allowance for loan losses	(8,588)		(10,034)

Total loans, net	$377,508		$407,590

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Loans are primarily made in southeastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and by the local economic conditions.

At September 30, 2012, the Company had pre-approved but unused lines of credit for customers totaling $55.5 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

A description of the various loan products provided by the Bank is presented below.

1-to-4 Family Residential Loans

Residential 1-to-4 family loans are mortgage loans secured by residential real estate within the Bank’s market areas. These loans may also include loans that convert from construction loans into permanent financing and are secured by properties within the Bank’s market areas.

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$157	$240	$397	$32,778	$33,175
Construction	437	2,714	3,151	48,292	51,443
Multi-family residential	-	1,515	1,515	19,781	21,296
Commercial real estate	506	8,424	8,930	180,668	189,598
Loans to individuals & overdrafts	43	101	144	8,802	8,946
1-to-4 family residential	646	1,357	2,003	45,073	47,076
HELOC	30	637	667	34,321	34,988
Deferred loan (fees) cost, net					(426)

	$1,819	$14,988	$16,807	$369,715	$386,096

At September 30, 2012, there was one loan with a balance of $15,000 that was more than 90 days past due and still accruing interest.

	December 31, 2011
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$48	$171	$219	$32,927	$33,146
Construction	568	4,072	4,640	66,206	70,846
Multi-family residential	1,540	-	1,540	21,837	23,377
Commercial real estate	1,013	10,425	11,438	180,609	192,047
Loans to individuals & overdrafts	10	176	186	7,485	7,671
1-to-4 family residential	735	1,875	2,610	49,572	52,182
HELOC	333	904	1,237	37,465	38,702
Deferred loan (fees) cost, net					(347)

	$4,247	$17,623	$21,870	$396,101	$417,624

At December 31, 2011 there were three loans totaling $108,000 that were 90 days or more past due and still accruing interest.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of September 30, 2012 and December 31, 2011:

				Three months ended		Nine months ended
				September 30, 2012		September 30, 2012
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$494	$785	$-	$503	$4	$483	$17
Construction	2,787	3,567	-	2,550	10	2,017	16
Commercial real estate	9,140	10,324	-	11,411	-	10,989	233
Loans to individuals & overdrafts	96	107	-	108	-	153	-
Multi-family residential	1,475	1,475	-	1,492	-	1,516	-
1 to 4 family residential	1,549	1,830	-	1,616	26	1,800	39
HELOC	699	813	-	1,018	-	954	5
Subtotal:	16,240	18,901	-	18,698	40	17,912	310
With an allowance recorded:
Commercial and industrial	209	209	124	108	10	84	10
Construction	274	274	60	733	-	1,631	5
Commercial real estate	4,133	4,616	532	2,492	40	3,165	53
Loans to individuals & overdrafts	28	28	5	22	2	29	2
Multi-family residential	40	40	9	41	-	21	-
1 to 4 family residential	2,195	2,216	328	1,503	63	1,129	87
HELOC	75	75	16	128	-	249	3
Subtotal:	6,954	7,458	1,074	5,027	115	6,308	160
Totals:

Commercial	18,552	21,290	725	19,330	64	19,906	334
Consumer	124	135	5	130	2	182	2
Residential	4,518	4,934	344	4,265	89	4,132	134

Grand Total:	$23,194	$26,359	$1,074	$23,725	$155	$24,220	$470

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans (continued)

				December 31, 2011
		Contractual		Year to Date
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized on
	Investment	Balance	Allowance	Investment	Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$478	$808	$-	$290	$25
Construction	1,011	1,166	-	1,539	23
Commercial real estate	9,195	10,085	-	7,889	158
Loans to individuals & overdrafts	217	234	-	175	4
Multi-family residential	1,540	1,540	-	1,041	102
1-to-4 family residential	2,100	2,930	-	1,746	33
HELOC	730	823	-	406	-
Subtotal:	15,271	17,586	-	13,086	345
With an allowance recorded:
Commercial and industrial	-	-	-	272	-
Construction	3,365	4,085	674	1,269	4
Commercial real estate	5,039	5,929	498	4,043	71
Loans to individuals & overdrafts	16	16	15	102	1
Multi-family residential	-	-	-	-	-
1-to-4 family residential	736	774	170	1,999	35
HELOC	408	435	158	321	10
Subtotal:	9,564	11,239	1,515	8,006	121
Totals:
Commercial	20,628	23,613	1,172	16,343	383
Consumer	233	250	15	277	5
Residential	3,974	4,962	328	4,472	78

Grand Total:	$24,835	$28,825	$1,515	$21,092	$466

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
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) for which there was a payment default together with a breakdown of the types of concessions made by loan class during the previous twelve months:

Twelve months ended September 30, 2012
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of loans	Investment	Investment
(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	$-
Construction	-	-	-
Commercial real estate	-	-	-
Loans to individuals & overdrafts	-	-	-
1-to-4 family residential	-	-	-
Multi-family residential	-	-	-
HELOC	-	-	-
Total	-	-	-

Extended payment terms:
Commercial and industrial	1	116	114
Construction	-	-	-
Commercial real estate	4	1,281	1,127
Loans to individuals & overdrafts	-	-	-
1-to-4 family residential	3	211	206
Multi-family residential	1	1,524	1,514
HELOC	-	-	-
Total	9	3,132	2,961

Forgiveness of principal:
Commercial and industrial	-	-	-
Construction	-	-	-
Commercial real estate	-	-	-
Loans to individuals & overdrafts	-	-	-
1- to-4 family residential	-	-	-
Multi-family residential	-	-	-
HELOC	-	-	-
Total	-	-	-

Total	9	$3,132	$2,961

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs with a breakdown of the types of concessions made by loan class during the three months and nine months ended September 30, 2012:

	Three months ended		Nine months ended
	September 30, 2012		September 30, 2012
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	-	$-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Extended payment terms:
Commercial and industrial	-	-	1	114
Construction	-	-	2	286
Commercial real estate	-	-	4	1,128
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	2	96	2	96
Multi-family residential	1	1,514	1	1,514
HELOC	-	-	-	-
Total	3	1,610	10	3,138

Forgiveness of principal:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals and overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Other:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	2	842
Loans to individuals and overdrafts	-	-	-	-
1-to-4 family residential	1	79	5	241
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	1	79	7	1,083

Total	4	$1,689	$17	$4,221

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

All loans extended to borrowers that are considered TDRs and have characteristics that are not within the normal lending guidelines and practices when extending credit are included in the Other category.

The following table presents the successes and failures of the types of modifications within the previous nine months as of September 30, 2012:

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
	of loans	Investment	of loans	Investment	of loans	Investment	of loans	Investment
	(In thousands)

Below market interest rate	-	$-	-	$-	-	$-	-	$-
Extended payment terms	-	-	2	286	7	2,577	1	275
Forgiveness of principal	-	-	-	-	-	-	-	-
Other	-	-	7	1,083	-	-	-	-

Total	-	$-	9	$1,369	7	$2,577	1	$275

At September 30, 2012, the Company had 34 loans with a balance of $9.9 million that were considered to be troubled debt restructurings. Of those TDRs, 18 loans with a balance totaling $3.6 million were still accruing as of September 30, 2012. The remaining 16 TDRs with a balance totaling $6.3 million as of September 30, 2012 were in non-accrual status.

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Credit Quality Indicators (continued)

Risk Grade 5-NAC (No Additional Credit) - This grade is given to acceptable loans that show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss. Loans assigned this grade may demonstrate some or all of the following characteristics:

•	Loans where adverse economic conditions develop subsequent to the loan origination, that do not jeopardize liquidation of the debt but do substantially increase the level of risk, may also warrant this rating.

•	The borrower has experienced negative financial trends on the income statement or the balance sheet, however, the financial conditions have improved, which is evident by the acceptable repayment of the loan over the previous six months.

•	The financial information was incomplete, or inadequate, in the past. However, all financial information is now current, and acceptable.

•	Previous documentation issues have been corrected, resulting in no additional risk to the Bank.

•	Improved detail of underwriting, supporting current and/or future source of repayment.

•	Improved collateral position.

•	Improved credit position.

o	Additional guarantor strength.

o	Additional income producing property.

•	Risk Grade 6 (Watch List or Special Mention) – Loans in this category can have the following characteristics:

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of September 30, 2012 and December 31, 2011, respectively:

September 30, 2012
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
		(In thousands)

Superior	$421	$53	$-	$-
Very good	28	3	304	-
Good	6,377	703	14,481	1,670
Acceptable	10,987	5,024	61,276	7,126
Acceptable with care	13,500	38,292	76,193	9,959
Special mention	1,157	4,194	22,039	1,026
Substandard	705	3,174	15,305	1,515
Doubtful	-	-	-	-
Loss	-	-	-	-
	$33,175	$51,443	$189,598	$21,296

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$39,842	$32,702
Special mention	3,175	1,213
Substandard	4,059	1,073
	$47,076	$34,988

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$8,390
Non –pass	556
$8,946

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

December 31, 2011
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
		(In thousands)

Superior	$722	$59	$-	$-
Very good	154	6	429	-
Good	5,184	2,369	16,510	1,064
Acceptable	8,224	6,685	67,922	12,828
Acceptable with care	15,048	54,087	60,604	7,820
Special mention	3,062	2,671	27,177	125
Substandard	752	4,969	19,405	1,540
Doubtful	-	-	-	-
Loss	-	-	-	-
	$33,146	$70,846	$192,047	$23,377

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$43,647	$35,127
Special mention	2,925	1,391
Substandard	5,610	2,184
	$52,182	$38,702

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$7,447
Non-pass	224
	$7,671

Non-performing assets at September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)

Non-accrual loans	$14,988	$17,623
Accruing TDRs	3,625	2,013
Total non-performing loans	18,613	19,636
Foreclosed real estate	2,849	3,031
Total non-performing assets	$21,462	$22,667

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

In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used net charge-off history for most recent eight consecutive quarters. For the September 30, 2012 allowance for loan losses, the loss history was expanded to nine consecutive quarters of net charge-offs. Since the most recent quarters have contained a large number of recoveries and thus have a lower loss history than quarters from 2010 and 2011, management determined that the expansion of loss history better reflects the inherent losses in the current loan portfolio. The impact of this adjustment to the allowance for loan losses resulted in a $1.2 million increase to our loan loss reserves as compared to the methodology previously used.

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three month and nine month periods ended September 30, 2012 and September 30, 2011, respectively:

	Three months ended September 30, 2012
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
				(In thousands)

Balance, beginning of period 6/30/2012	$386	$482	$5,228	$1,314	$897	$80	$123	$8,510
Provision (recovery) for loan losses	31	664	(192)	(166)	(150)	(6)	8	189
Loans charged-off	(7)	(187)	(50)	(63)	(83)	(8)	-	(398)
Recoveries	13	3	120	91	51	9	-	287

Balance, end of period 9/30/2012	$423	$962	$5,106	$1,176	$715	$75	$131	$8,588

Ending balance: individually evaluated for impairment	$124	$60	$532	$328	$16	$5	$9	$1,074
Ending balance: collectively evaluated for impairment	$299	$902	$4,574	$848	$699	$70	$122	$7,514

Loans:
Ending balance	$33,175	$51,443	$189,598	$47,076	$34,988	$8,946	$21,296	$386,522
Ending balance: individually evaluated for impairment	$703	$3,061	$13,273	$3,744	$774	$124	$1,515	$23,194
Ending balance: collectively evaluated for impairment	$32,472	$48,382	$176,325	$43,332	$34,214	$8,822	$19,781	$363,328

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

	Nine months ended September 30, 2012
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
				(In thousands)

Balance, beginning of period 1/1/2012	$719	$1,540	$4,771	$1,661	$1,122	$94	$127	$10,034
Provision (recovery) for loan losses	(2,925)	(247)	1,165	(535)	(16)	(43)	4	(2,597)
Loans charged-off	(58)	(645)	(1,031)	(162)	(459)	(62)	-	(2,417)
Recoveries	2,687	314	201	212	68	86	-	3,568

Balance, end of period 9/30/2012	$423	$962	$5,106	$1,176	$715	$75	$131	$8,588

Ending balance: individually evaluated for impairment	$124	$60	$532	$328	$16	$5	$9	$1,074
Ending balance: collectively evaluated for impairment	$299	$902	$4,574	$848	$699	$70	$122	$7,514

Loans:
Ending balance	$33,175	$51,443	$189,598	$47,076	$34,988	$8,946	$21,296	$386,522
Ending balance: individually evaluated for impairment	$703	$3,061	$13,273	$3,744	$774	$124	$1,515	$23,194
Ending balance: collectively evaluated for impairment	$32,472	$48,382	$176,325	$43,332	$34,214	$8,822	$19,781	$363,328

During the nine months ended September 30, 2012 the Company recorded recoveries on loans previously charged-off in the amount of $3.6 million. These recoveries were primarily a result of $2.7 million in recoveries on commercial and industrial loans during the nine month period These recoveries combined with the decrease in total loans outstanding at September 30, 2012 resulted in a $2.6 million recovery in the provision for loan losses.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (continued)

	December 31, 2011
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
				(In thousands)
Loans:
Ending Balance	$33,146	$70,846	$192,047	$52,182	$38,702	$7,671	$23,377	$417,971
Ending Balance: individually evaluated for impairment	$478	$4,376	$14,234	$2,836	$1,138	$233	$1,540	$24,835
Ending Balance: collectively evaluated for impairment	$32,668	$66,470	$177,813	$49,346	$37,564	$7,438	$21,837	$393,136

	Three Months Ended September 30, 2011
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
				(In thousands)

Balance, beginning of period 6/30/2011	$1,052	$1,172	$4,502	$1,892	$1,450	$136	$174	$10,378
Provision (recovery) for loan losses	(134)	4	1,068	742	481	55	(22)	2,194
Other	(5)	(10)	(26)	(13)	-	(1)	(4)	(59)
Loans charged-off	(186)	(83)	(783)	(695)	(497)	(53)	-	(2,297)
Recoveries	19	9	34	33	9	18	-	122

Balance, end of period 9/30/2011	$746	$1,092	$4,795	$1,959	$1,443	$155	$148	$10,338

Ending balance: individually evaluated for impairment	$50	$116	$440	$604	$-	$70	$-	$1,280
Ending balance: collectively evaluated for impairment	$696	$976	$4,355	$1,355	$1,443	$85	$148	$9,058

Loans:
Ending balance	$36,691	$72,858	$200,681	$56,615	$38,829	$8,013	$26,078	$439,765
Ending balance: individually evaluated for impairment	$381	$4,140	$14,557	$4,558	$-	$251	$1,543	$25,430
Ending balance: collectively evaluated for impairment	$36,310	$68,718	$186,124	$52,057	$38,829	$7,762	$24,535	$414,335

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (continued)

	Nine months ended September 30, 2011
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
				(In thousands)

Balance, beginning of period 1/1/2011	$1,052	$349	$3,111	$1,985	$1,348	$1,530	$640	$10,015
Provision (recovery) for loan losses	26	1,718	4,201	1,038	712	(1,307)	(488)	5,900
Other	(5)	(10)	(79)	(13)	-	(1)	(4)	(112)
Loans charged-off	(4,066)	(974)	(2,482)	(1,295)	(631)	(140)	-	(9,588)
Recoveries	3,739	9	44	244	14	73	-	4,123

Balance, end of period 9/30/2011	$746	$1,092	$4,795	$1,959	$1,443	$155	$148	$10,338

Ending balance: individually evaluated for impairment	$50	$116	$440	$604	$-	$70	$-	$1,280
Ending balance: collectively evaluated for impairment	$696	$976	$4,355	$1,355	$1,443	$85	$148	$9,058

Loans:
Ending balance	$36,691	$72,858	$200,681	$56,615	$38,829	$8,013	$26,078	$439,765
Ending balance: individually evaluated for impairment	$381	$4,140	$14,557	$4,558	$-	$251	$1,543	$25,430
Ending balance: collectively evaluated for impairment	$36,310	$68,718	$186,124	$52,057	$38,829	$7,762	$24,535	$414,335

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H – BRANCH SALE

On April 6, 2012, the Bank sold all deposits and selected assets associated with two branch offices located in Pembroke and Raeford, North Carolina. The transaction was consummated pursuant to a definitive purchase and assumption agreement with Lumbee GuaranteeBank, Pembroke, North Carolina, which was entered into on December 20, 2011. The purchase price under the terms of the purchase and assumption agreement was $1.8 million which included $1.1 million for all real property and equipment and $688,000 for a deposit premium. The deposit premium was offset by the write-off of a core deposit intangible of $131,000 on these deposits resulting in a net gain of $557,000 for the Company from this transaction. Lumbee Guarantee Bank assumed $14.6 million in deposits plus accrued interest of $5,000 from the Bank and took assignment of all real property and equipment associated with the two branch offices, which totaled $1.1 million at April 6, 2012. The Bank retained all loans associated with the two branches except for approximately $338,000 plus accrued interest of $2,000 in loans associated with deposit accounts which included overdraft protection loans and loans secured by time deposits. There was a separate payment for the loans purchased that was not included in the $1.8 million purchase price.

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

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small-to medium-sized businesses located in Harnett, Cumberland, Johnston, Pitt, Robeson, Sampson, Wake and Wayne counties in North Carolina. During the third quarter of 2012, the Bank opened a loan production office in Raleigh, North Carolina. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking accounts, savings accounts and certificates of deposit. Deposit services are not offered in Pitt or Wake Counties. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

Comparison of Financial Condition at

September 30, 2012 and December 31, 2011

During the first nine months of 2012, total assets decreased by $11.8 million to $577.8 million as of September 30, 2012. Earning assets at September 30, 2012 totaled $525.9 million and consisted of $377.5 million in net loans, $67.3 million in investment securities, $79.0 million in overnight investments and interest-bearing deposits in other banks and $2.1 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the third quarter of 2012 were $481.3 million and $53.7 million, respectively. The decline in assets is attributable to the April 2012 sale of two branches which resulted in decreases of $14.6 million in deposits, $338,000 in loans, and $1.1 million in real property and equipment, and a net decrease in cash of $13.0 million.

Since the end of 2011, gross loans have decreased by $31.5 million to $386.1 million as of September 30, 2012 due to continued soft loan demand and efforts to reduce concentration levels within certain loan categories. Gross loans consisted of $33.2 million in commercial and industrial loans, $189.6 million in commercial real estate loans, $21.3 million in multi-family residential loans, $8.9 million in consumer loans, $47.1 million in residential real estate, $35.0 million in HELOC, and $51.4 million in construction loans. Deferred loan fees, net of costs, on these loans were $426,000.

At September 30, 2012 and December 31, 2011, the Company held $3.0 million in federal funds sold. Interest-earning deposits in other banks were $76.0 million at September 30, 2012, a $20.4 million increase from December 31, 2011. The Company’s investment securities at September 30, 2012 were $67.3 million, a decrease of $0.5 million from December 31, 2011. The investment portfolio as of September 30, 2012 consisted of $29.4 million in government agency debt securities, $27.8 million in mortgage-backed securities and $8.0 million in municipal securities. The net unrealized gain on these securities was $2.1 million.

At September 30, 2012, the Company also held an investment of $973,000 in the form of Federal Home Loan Bank (“FHLB”) stock a decrease of $275,000 from December 31, 2011 due to redemptions during the second and third quarters of 2012. Also, the Company had $1.1 million in other non-marketable securities, which was approximately the same at December 31, 2011.

At September 30, 2012, non-earning assets were $51.7 million, which reflects a decrease of $1.6 million from the $53.3 million as of December 31, 2011. Non-earning assets as of September 30, 2012 included $18.8 million in cash and due from banks, bank premises and equipment of $11.0 million, core deposit intangible of $327,000, accrued interest receivable of $1.9 million, foreclosed real estate of $2.8 million, and other assets which consisted of $8.2 million in Bank Owned Life Insurance (“BOLI”), $5.1 million in deferred tax assets, and $3.6 million in all other assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets.

Total deposits at September 30, 2012 were $481.3 million and consisted of $76.8 million in non-interest-bearing demand deposits, $108.9 million in money market and NOW accounts, $23.4 million in savings accounts, and $272.2 million in time deposits. Total deposits decreased by $20.1 million from $501.4 million as of December 31, 2011. Of this decrease, $14.6 million is related to the previously disclosed branch sale. The Bank had $498,000 in brokered demand deposits and no brokered time deposits as of September 30, 2012.

As of September 30, 2012, the Company had $26.2 million in short-term debt and $12.4 million in long-term debt. Short-term debt consisted of $24.2 million of repurchase agreements with local customers and $2.0 million of FHLB advances. Long-term debt consisted of $12.4 million of junior subordinated debentures that were issued in September 2004.

Total shareholders’ equity at September 30, 2012 was $53.7 million, an increase of $4.2 million from $49.5 million as of December 31, 2011. Accumulated other comprehensive income relating to available for sale securities increased $27,000 for the nine months ended September 30, 2012. Other changes in shareholders’ equity included increases of $31,000 in stock-based compensation, net income of $3.9 million for the nine months ending September 30, 2012, and $165,000 from the proceeds of the sale of common stock.

Past Due Loans, Non-performing Assets, and Asset Quality

At September 30, 2012, the Company had $1.8 million in loans that were 30 to 89 days past due and $15,000 in loans that were 90 days or more past due and still accruing. This represented 0.47% of gross loans outstanding on that date. This is a decrease from December 31, 2011 when there were $4.2 million in loans that were 30-89 days past due and $108,000 in loans that were 90 days or more past due and still accruing. This represented 1.01% of gross loans outstanding as of December 31, 2011. Non-accrual loans decreased from $17.6 million at December 31, 2011 to $15.0 million at September 30, 2012.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans increased 12 basis points from 4.70% at December 31, 2011 to 4.82% at September 30, 2012.

The Company had eighteen loans totaling $3.6 million that were considered troubled debt restructurings (“TDRs”) that were still in accruing status at September 30, 2012 with the remaining TDRs included in non-accrual loans. All TDRs are considered non-performing loans regardless of accrual status.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	September 30,	December 31,
	2012	2011
	(Dollars in thousands)

Non-accrual loans	$14,988	$17,623
Accruing TDRs	3,625	2,013
Total non-performing loans	18,613	19,636
Foreclosed real estate	2,849	3,031
Repossessed assets	-	-
Total non-performing assets	$21,462	$22,667

Accruing loans past due 90 days or more	$15	$109
Allowance for loan losses	$8,588	$10,034

Non-performing loans to period end loans	4.82%	4.70%
Non-performing loans and accruing loans past due 90 days or more to period end loans	4.82%	4.73%
Allowance for loans losses to period end loans	2.22%	2.40%
Allowance for loan losses to non-performing loans	46.14%	51.10%
Allowance for loan losses to non-performing assets	40.01%	44.27%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	39.99%	44.06%
Non-performing assets to total assets	3.71%	3.84%
Non-performing assets and accruing loans past due 90 days or more to total assets	3.72%	3.86%

The total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate), at September 30, 2012 and December 31, 2011 were $21.5 million and $22.7 million. The allowance for loan losses at September 30, 2012 represented 44.01% of non-performing assets compared to 44.27% at December 31, 2011.

Total impaired loans at September 30, 2012 were $23.2 million. This includes $15.0 million in loans that were classified as impaired because they were in non-accrual and $8.2 million in loans that were determined to be impaired for other reasons. Of these loans, $6.9 million required a specific reserve of $1.1 million at September 30, 2012. Total impaired loans at December 31, 2011 were $24.8 million. This includes $17.6 million in loans that were considered to be impaired due to being in non-accrual status and $7.2 million in loans that were deemed to be impaired for other reasons. Of these loans, $9.6 million required a specific reserve of $1.5 million at December 31, 2011.

The allowance for loan losses was $8.6 million at September 30, 2012 or 2.22% of gross loans outstanding. This is a decrease of 18 basis points from the 2.40% of gross loans at December 31, 2011. The allowance for loan losses at September 30, 2012 represented 37.03% of impaired loans compared to 40.40% at December 31, 2011. This decrease in the allowance for the first nine months of 2012 resulted primarily from net recoveries of $1.2 million, management’s concerted effort to charge off impairments on collateral dependant impaired loans, and an overall decrease in loan balances. It is management’s assessment that the allowance for loan losses as of September 30, 2012 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be made that further adjustments to the allowance for loan losses may not be deemed necessary.

Other Lending Risk Factors

Besides monitoring non-performing loans and past due loans, management also monitors trends in the loan portfolio that may indicate more than normal risk. A discussion of certain other risk factors follows. Some loans or groups of loans may contain one or more of these individual loan risk factors. Therefore, an accumulation of the amounts or percentages of the individual loan risk factors may not necessarily be an indication of the cumulative risk in the total loan portfolio.

Regulatory Loan to Value

The Company monitors its exposure to loans that exceed the guidelines established by regulators for loan to value (“LTV”) ratios.

At September 30, 2012 and December 31, 2011 the Company had $7.1 million and $13.3 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At September 30, 2012 and December 31, 2011 the Company had $9.8 million and $12.5 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 26.9% and 43.8% of total risk based capital as of September 30, 2012 and December 31, 2011, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market continues to weaken in terms of both market activity and collateral valuations.

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

The tables below set forth, for the periods indicated, information about the Company’s business sector concentrations.

	At
	September 30,	% of
	2012	Risk Based
	(In thousands)	Capital
1-to-4 Family Rental	$18,994	30%
Office Building	$27,399	44%

At September 30, 2012 the Company exceeded this guideline in the Office Buildings product type. The Office Buildings category equaled 44% of risk-based capital or $27.4 million. All other commercial real estate groups were under the 40% threshold. The reduced concentration within these categories from December 31, 2011 to September 30, 2012 resulted from the increase in capital combined with reduced loan balances.

	At
	December 31,	% of
	2011	Risk Based
	(In thousands)	Capital
1-to-4 Family Rental	$26,992	42%
Office Building	$30,265	47%

At December 31, 2011 the Company had two product type groups which exceeded this guideline; 1-to-4 Family Rental and Office Buildings. The 1-to-4 Family Rental group represented 42% of risk-based capital, or $27.0 million, and Office Buildings category equaled 47% of risk-based capital or $30.3 million. All other commercial real estate groups were under the 40% threshold.

Acquisition, Development, and Construction Loans (“ADC”)

The table below sets forth construction loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties.

ADC Loans
As of September 30, 2012
(Dollars in thousands)

		Land and Land
	Construction	Development	Total

Total ADC loans	$33,751	$17,692	$51,443

Average Loan Size	$124	$322

Percentage of total loans	8.74%	4.58%	13.32%

Non-accrual loans	$1,038	$1,676	$2,714

At September 30, 2012, total ADC loans represented 13.32%, or $51.4 million, of the total loan portfolio. Included in this balance is$2.7 million loans in non-accrual status which represents 5.3% of all ADC loans. Management monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

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

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at September 30, 2012.

	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)

Harnett County	$5,024	9.8%	$7,317	20.9%
Cumberland County	16,648	32.4%	9,128	26.1%
Johnston County	750	1.4%	613	1.8%
Pitt County	4,697	9.1%	100	0.3%
Robeson County	1,743	3.4%	3,546	10.1%
Sampson County	836	1.6%	1,517	4.3%
Wayne County	2,934	5.7%	5,514	15.8%
Hoke County	4,156	8.1%	189	0.5%
All other locations	14,655	28.5%	7,064	20.2%

Total	$51,443	100.0%	$34,988	100.0%

Below is a table showing geographic concentrations for ADC and HELOC loans at December 31, 2011.

	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)

Harnett County	$5,637	8.0%	$7,432	19.2%
Cumberland County	18,424	26.0%	6,652	17.2%
Johnston County	1,410	2.0%	622	1.6%
Pitt County	4,631	6.5%	-	0.0%
Robeson County	2,021	2.9%	3,377	8.7%
Sampson County	730	1.0%	1,645	4.3%
Wayne County	4,474	6.3%	5,769	14.9%
Hoke County	2,626	3.7%	111	0.3%
All other locations	30,893	43.6%	13,094	33.8%

Total	$70,846	100.0%	$38,702	100.0%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At September 30, 2012, the Company had $95.7 million in loans that had terms permitting interest only payments. This represented 24.8% of the total loan portfolio. At December 31, 2011, the Company had $125.8 million in loans that had terms permitting interest only payments. This represented 30.1% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $47.3 million or 12.3% of total loans at September 30, 2012 compared to $48.6 million or 11.6% of total loans at December 31, 2011. The Company’s ten largest customer relationships totaled $68.1 million or 17.6% of total loans at September 30, 2012 compared to $68.3 million or 16.4% of total loans at December 31, 2011. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended September 30, 2012 and 2011

General. During the third quarter of 2012, the Company had net income of $632,000 as compared with net loss of ($22,000) for the same quarter in 2011. Net income per share for the third quarter of 2012 was $0.09, basic and diluted, compared with net loss per share of ($0.00), basic and diluted, for the third quarter of 2011. Results of operations for the third quarter of 2012 were primarily impacted by a reduction in the provision for loan losses of $2.0 million due to a reduction in loan balances and lower loan charge-offs. The Company also experienced a decrease in net interest margin of 28 basis points to 3.54% in the third quarter of 2012 from the same period in 2011.

Net Interest Income. Net interest income decreased by $920,000 to $4.6 million for the third quarter of 2012. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets combined with a decrease in those assets. Average total interest-earning assets were $518.8 million in the third quarter of 2012 compared with $574.9 million during the same period in 2011 and the yield on those assets decreased 47 basis points from 5.26% to 4.79%. Total interest income reversed on loans transferred to non-accrual status for the three months ended September 30, 2012 and 2011 was $17,000 and $53,000, respectively, or approximately 1 basis point on average interest-earning assets for both periods mentioned.

The Company’s average interest-bearing liabilities decreased by $58.4 million to $437.2 million for the quarter ended September 30, 2012 from $495.6 million for the same period one year earlier and the cost of those funds decreased from 1.67% to 1.48%, or 19 basis points. During the third quarter of 2012, the Company’s net interest margin was 3.54% and net interest spread was 3.31%. For the quarter ended September 30, 2011, net interest margin was 3.82% and net interest spread was 3.59%

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used net charge-off history for most recent eight consecutive quarters. In determining the appropriate level of the allowance for loan losses at September 30, 2012, the loss history was expanded to nine consecutive quarters of net charge-offs. Since the most recent quarters have contained a large number of recoveries and thus have a lower loss history than quarters from 2010 and 2011, management determined that the expansion of loss history better reflects the inherent losses in the current loan portfolio. The impact of this adjustment to the allowance for loan losses resulted in a $1.2 million increase to our loan loss reserves as compared to the methodology previously used. During the third quarter, the Company recorded a provision for loan losses of $189,000 which is a decrease of $2.0 million from the provision that was recorded in the third quarter of 2011. The reduction in provision is directly related to a decrease in net charge-offs from $2.3 million in the third quarter of 2011 to $400,000 in the third quarter of 2012. Loan loss provisions in 2012 have also been affected by the decline in overall loan balances during the year.

Non-Interest Income. Non-interest income for the quarter ended September 30, 2012 was $757,000, an increase of $114,000 from the third quarter of 2011. This increase was primarily due to an increase in various loan servicing fees. Service charges on deposit accounts decreased $57,000 to $306,000 for the quarter ended September 30, 2012 as compared to $363,000 for the same period in 2011. Mortgage fee income increased $6,000 to $53,000 for the quarter ended September 30, 2012 compared to the same period in 2011. Other non-deposit fees and income increased $165,000 in the third quarter of 2012 to $398,000 due largely to the previously mentioned increase in loan servicing fees.

Non-Interest Expenses. Non-interest expenses increased by $56,000 to $4.2 million for the quarter ended September 30, 2012, from $4.1 million for the same period in 2011. The following are highlights of the significant categories of non-interest expenses during the third quarter of 2012 versus the third quarter of 2011:

•	Personnel expenses remained approximately the same at $2.0 million in the third quarter of 2012 as compared to the same quarter in 2011.
•	Deposit insurance expense was $191,000 for the quarter ended September 30, 2012 down from $209,000.
•	Professional fees decreased $26,000 to $303,000 for the quarter ended September 30, 2012 from $329,000 for the quarter ended September 30, 2011.
•	Foreclosure-related expenses increased by $44,000 to $355,000 for the quarter ending September 30, 2012 compared to the same period for 2011.

Provision for Income Taxes. The Company’s effective tax rate was 35.0% for the quarter ended September 30, 2012 and (87.1%) for the quarter ended September 30, 2011 as a result of permanent tax differences that were in excess of taxable income resulting in lower effective tax rates.

As of September 30, 2012, the Company had a recorded net deferred tax asset in the amount of $5.1 million, compared to $4.7 million at September 30, 2011. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of September 30, 2012 and September 30, 2011, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Comparison of Results of Operations for the

Nine months ended September 30, 2012 and 2011

General. During the first nine months of 2012, the Company had net income of $3.9 million compared with a net loss of ($762,000) for the same period in 2011. Net income per share for the first three quarters of 2012 was $0.57 per share, basic and diluted, compared with a net loss per share of ($0.11), basic and diluted, for the same period in 2011. Results of operations for the first nine months of 2012 were primarily impacted by a recovery in the provision for loan losses of $2.6 million, which was an $8.5 million decrease from the same period in 2011. The Company experienced a decrease in net interest margin of 26 basis points to 3.64% for the first nine months of 2012 from 3.90% for the same period in 2011.

Net Interest Income. Net interest income decreased by $2.7 million to $14.1 million for the nine month period ended September 30, 2012. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets combined with a decrease in those assets. Average total interest-earning assets were $520.5 million in the first nine months of 2012 compared with $580.3 million during the same period in 2011 and the yield on those assets decreased 46 basis points from 5.40% to 4.94%. Total interest income reversed on loans transferred to non-accrual status for the nine months ended September 30, 2012 and 2011 was $240,000 and $183,000, respectively, or approximately 5 and 4 basis points on average interest-earning assets for both periods mentioned.

The Company’s average interest-bearing liabilities decreased by $57.2 million to $443.1 million for the three quarters ended September 30, 2012 from $500.3 million for the same period one year earlier and the cost of those funds decreased from 1.74% to 1.53%, or 21 basis points. During the first nine months of 2012, the Company’s net interest margin was 3.64% and net interest spread was 3.41%. For the same period in 2011, net interest margin was 3.90% and net interest spread was 3.66%

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors including net recoveries. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used net charge-off history for most recent eight consecutive quarters. In determining the appropriate level of the allowance for loan losses at September 30, 2012, the loss history was expanded to nine consecutive quarters of net charge-offs. Since the most recent quarters have contained a large number of recoveries and thus have a lower loss history than quarters from 2010 and 2011, management determined that the expansion of loss history better reflects the inherent losses in the current loan portfolio. The impact of this adjustment to the allowance for loan losses resulted in a $1.2 million increase to our loan loss reserves as compared to the methodology previously used. The decrease in the allowance for loan losses from 2011 to 2012 of $1.4 million resulted primarily from net recoveries of $1.2 million, management’s concerted effort to charge off impairments on collateral dependant impaired loans, and a decrease in loan balances.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2012 was $2.6 million, an increase of $406,000 from the same period in 2011. This increase was primarily due to a $557,000 gain on the sale of two branches during the second quarter of 2012. Service charges on deposit accounts decreased $205,000 to $916,000 for the three quarters ended September 30, 2012 from $1.1 million for the same period in 2011. Mortgage fee income increased $32,000 to $166,000 for the three quarters ended September 30, 2012 compared to the same period in 2011. Other non-deposit fees and income increased $18,000 to $943,000 for the three quarters ended September 30, 2012 compared to the same period in 2011.

Non-Interest Expenses. Non-interest expenses decreased by $1.5 million to $13.0 million for the nine months ended September 30, 2012, from $14.5 million for the same period in 2011. The following are highlights of the significant differences in non-interest expenses during the first nine months of 2012 versus the same period in 2011:

•	Personnel expenses decreased $610,000 to $6.1 million for the three quarters ended September 30, 2012 due to a decrease in staff size to 108 at September 30, 2012 from 114 at September 30, 2011.
•	Deposit insurance expense was $572,000 for the three quarters ended September 30, 2012 down from $706,000 for the same period in 2011.
•	Professional fees decreased $220,000 to $1.2 million for the three quarters ended September 30, 2012 from $1.5 million.
•	Foreclosure-related expenses decreased by $349,000 to $1.1 million for the nine months ended September 30, 2012 compared to the same period for 2011.

Provision for Income Taxes. The Company’s effective tax rate was 37.1% for the three quarters ended September 30, 2012 as a result of permanent tax differences that were in excess of taxable income and (48.5%) for the same period in 2011.

As of September 30, 2012, the Company had a recorded net deferred tax asset in the amount of $5.1 million. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of September 30, 2012, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 28.58% of total assets at September 30, 2012.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of September 30, 2012 the Company had existing credit lines with other financial institutions to purchase up to $44.0 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $28.2 million of qualifying loans is pledged to the FHLB to secure borrowings. At September 30, 2012, the Company had $2.0 million outstanding in FHLB advances. Another source of short-term borrowings is securities sold under agreements to repurchase. At September 30, 2012, total borrowings consisted of securities sold under agreements to repurchase of $24.2 million and junior subordinated debentures of $12.4 million.

Total deposits were $481.3 million at September 30, 2012. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 56.55% of total deposits at September 30, 2012. Time deposits of $100,000 or more represented 29.20% of the Company’s total deposits at September 30, 2012. At quarter-end, the Company had no brokered time deposits and $498,000 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. New Century Bancorp maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances plus taxes receivable will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 9.29% at September 30, 2012.

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

As the following table indicates, at September 30, 2012, the Company and related Bank subsidiary both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
New Century Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	14.97%	8.00%
Tier 1 risk-based capital ratio	13.71%	4.00%
Leverage ratio	10.46%	4.00%

		Regulatory
	Actual	Minimum	Well-Capitalized
New Century Bank	Ratio	Requirement	Requirement

Total risk-based capital ratio	14.59%	11.50%	10.00%
Tier 1 risk-based capital ratio	13.33%	8.00%	6.00%
Leverage ratio	10.17%	8.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of September 30, 2012. The Company is currently required to obtain prior regulatory approval before making interest payments on its outstanding junior subordinated debentures.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the third quarter of 2012. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 4.     Mine Safety Disclosures

None.

Item 6.     Exhibits

Exhibit
Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, in XBRL(eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.

Date: November 14, 2012	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: November 14, 2012	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President and Chief Financial Officer and
Chief Operating Officer

Exhibit Index

Exhibit
Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, in XBRL(eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

