Form 10-K
period 2012-12-31
NEW CENTURY BANCORP INC
filed 2013-03-28
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter $31,763,499.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date 6,916,506 shares outstanding as of March 18, 2013.

Documents Incorporated by Reference.

Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders as filed pursuant to Section 14 of the Securities Exchange Act of 1934, incorporated into Part III of this Form 10-K

FORM 10-K CROSS-REFERENCE INDEX

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

Primary Market Area

The Registrant’s market area consists of southeastern North Carolina which includes Cumberland, Sampson, Robeson, Wayne and Harnett. The Registrant’s market area has a population of over 767,089 with an average household income of over $45,000.

Total deposits in the Registrant’s market area exceeded $6.7 billion at June 30, 2012. The leading economic components of Harnett County are services, manufacturing, and retail trade. Cumberland County’s leading sector is federal government and military, followed by services and retail trade. In Sampson County, leading sectors include manufacturing, services, and state and local government. Wayne County’s leading sectors are federal government and military services, retail trade and agriculture. The largest employers in the Registrant’s market area include Goodyear Tire Company, Cape Fear Valley Medical Center, Smithfield Foods, Inc. and the United States Military.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to early adoption of laws permitting statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. As of June 30, 2012, data provided by the FDIC Deposit Market Share Report indicated that, within the Registrant’s market area, there were 179 offices (27 in Harnett County, 69 in Cumberland County, 33 in Robeson County, 16 in Sampson County, and 34 in Wayne County).

The enactment of legislation authorizing interstate banking caused great increases in the size and financial resources of some of Registrant’s competitors. In addition, as a result of interstate banking and the recent economic recession, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina.

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

Employees

As of December 31, 2012, the Registrant employed 111 full time equivalent employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes relations with its employees to be good.

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

The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank, and is intended primarily for the protection of the FDIC and the depositors of the Bank, rather than shareholders. Changes in the regulatory framework could have a material effect on the Bank that in turn, could have a material effect on the Registrant. Certain of the legal and regulatory requirements are applicable to the Bank and the Registrant. This discussion does not purport to be a complete explanation of all such laws and regulations and is qualified in its entirety by reference to the statutes and regulations involved.

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

North Carolina Banking Law Modernization Act. On October 1, 2012, as a result of the recommendations of the Joint Legislative Study Commission on the Modernization of North Carolina Banking Laws, legislation went into effect that comprehensively modernizes North Carolina’s banking laws for the first time since the Great Depression. As a result of the legislation, Articles 1 through 10, 12, and 13 of Chapter 53 of the North Carolina General Statutes were repealed, and new Chapter 53C, entitled “Regulation of Banks,” became law. Major changes enacted by the law include: a comprehensive list of definitions enhancing the clarity and meaning of the various sections of North Carolina’s banking law, a broader reliance on the North Carolina Business Corporations Act, and incorporation of modern concepts of capital adequacy and regulatory supervision. On March 4, 2013, a bill was filed for consideration by the North Carolina General Assembly to make certain technical corrections and clarifications to Chapter 53C.

Dodd–Frank Wall Street Reform and Consumer Protection Act. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law has significantly changed the current bank regulatory structure and is affecting the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have significant discretion in drafting rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years. The Dodd-Frank Act included, among other things:

•	the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies;
•	the creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank financial companies;
•	the establishment of strengthened capital and prudential standards for banks and bank holding companies;
•	enhanced regulation of financial markets, including derivatives and securitization markets;
•	the elimination of certain trading activities by banks;
•	a permanent increase of FDIC deposit insurance to $250,000 per depository category and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;
•	amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and
•	new disclosure and other requirements relating to executive compensation and corporate governance.

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). The Federal Reserve released a final rule in early 2011 which requires a “banking entity,” a term that is defined to include bank holding companies like the Registrant, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (1) July 21, 2012, or (2) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the Federal Reserve. In late 2011, the federal banking agencies released for comment proposed regulations implementing the Volcker Rule. The public comment period closed in early 2012. The proposed rules are highly complex and many aspects of their application remain uncertain. Due to the complexity of the new rules, the challenges of agency coordination, and the volume of public comments received, implementation of the Volcker Rule has been delayed. We do not currently anticipate that the Volcker Rule will have a material effect on our operations. However, until a final rule is adopted, the precise impact of the Volcker Rule on the Registrant cannot be determined.

A number of other provisions of the Dodd-Frank Act remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact our business. However, we believe that certain aspects of the legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

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

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011, the FDIC issued a new regulation implementing these revisions to the assessment system. The regulation went into effect April 1, 2011.

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

The FDIC has authority to further increase deposit insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Registrant and the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Effective June 10, 2011, the Board of Directors of New Century Bank entered into a Memorandum of Understanding (“MOU”) with the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks. The MOU represents an informal agreement between the Board of Directors of New Century Bank, the Regional Director of the FDIC’s Atlanta Regional Office and the North Carolina Commissioner of Banks and requires that New Century Bank’s management take certain actions to improve the bank’s lending function. The Memorandum also requires the Bank to maintain minimum Tier 1 Leverage and Total Risk Based Capital Ratios of 8.0% and 11.5%, respectively, during the life of the Memorandum.  The Memorandum also restricts the ability of the Bank to grow its total assets at a rate in excess of 10% per year or to declare cash dividends without the prior approval of the Commissioner and the FDIC. As of December 31, 2012, the Registrant was classified as well capitalized with Leverage Ratio, Tier 1, and Total Risk-Based Capital of 10.78%, 15.34%, and 16.60%, respectively. Also, as of December 31, 2012, the Bank was classified as well capitalized with Leverage Ratio, Tier 1, and Total Risk-Based Capital of 10.52%, 14.98%, and 16.24%, respectively.

On January 29, 2013, the MOU was resolved and terminated upon agreement of all parties.

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

In June 2012, the federal bank regulatory agencies jointly issued three proposed rules that would revise the general risk-based capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III). While the regulatory agencies had initially proposed an effective date of January 1, 2013 for the new rules, the agencies have since confirmed that the implementation will be delayed as a result of the many industry participants, including community banks, that expressed concern over the impact of the proposed rules. When and if the proposed rules become effective, they would, among other things: revise the definition of regulatory capital components and related calculations, add a new common equity Tier 1 capital ratio, and increase the minimum Tier 1 Capital Ratio requirement from 4% to 6% percent. If the proposed rules are implemented as written, the amount of capital that the Bank would be required to hold would likely increase.

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

The following table shows the Bank’s actual capital ratios and the required capital ratios for the various prompt corrective action categories as of December 31, 2012.

								Regulatory
			Adequately				Significantly	Minimum
	Actual	Well Capitalized	Capitalized		Undercapitalized		Undercapitalized	Requirement
Total risk-based capital ratio	16.24%	10.0% or more	8.0% or more		Less than 8.0%		Less than 6.0%	11.50% or more
Tier 1 risk-based capital ratio	14.98%	6.0% or more	4.0% or more		Less than 4.0%		Less than 3.0%	8.00% or more
Leverage ratio	10.52%	5.0% or more	4.0% or more	*	Less than 4.0%	*	Less than 3.0%	8.00% or more

* 3.0% if institution has the highest regulatory rating and meets certain other criteria.

A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. See Note I of the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

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

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury’s Office of Foreign Assets Control (OFAC). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure of a financial institution to comply with these sanctions could result in legal consequences for the institution.

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

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $973,000 at December 31, 2012. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the FRB, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $25.0 million up to $55.2 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2012, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 26.7% of total deposits and short-term borrowings at December 31, 2012, which management believes is adequate.

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

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. In addition, the Bank has an internal policy that loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank. Under the internal policy, the Bank’s loans to one borrower were limited to $8.5 million at December 31, 2012.

Transactions with Related Parties. Transactions between a state nonmember bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state nonmember bank is any company or entity which controls, is controlled by or is under common control with the state nonmember bank. In a holding company context, the parent holding company of a state nonmember bank (such as the Registrant) and any companies which are controlled by such parent holding company are affiliates of the savings institution or state nonmember bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

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

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

- making or servicing loans;

- performing certain data processing services;

- providing discount brokerage services;

- acting as fiduciary, investment or financial advisor;

- leasing personal or real property;

- making investments in corporations or projects designed primarily to promote community welfare; and

- acquiring a savings and loan association.

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

The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

-	leverage capital requirement expressed as a percentage of adjusted total assets;

-	risk-based requirement expressed as a percentage of total risk-weighted assets; and

-	Tier 1 leverage requirement expressed as a percentage of adjusted total assets.

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

Office Location	Year Opened	Approximate Square Footage	Owned or Leased

New Century Bank Main Office 700 West Cumberland Street Dunn, NC 28334	2001	12,600	Owned

Clinton Office 111 Northeast Boulevard Clinton, NC 28328	2008	3,100	Owned

Goldsboro Office 431 North Spence Avenue Goldsboro, NC 27534	2005	6,300	Owned

Lillington Office 818 McKinney Parkway Lillington, NC 27546	2007	4,500	Owned

Greenville Loan Production Office 323 Clifton Street, Suite #8 Greenville, NC 27858	2009	500	Leased

Fayetteville Office 2818 Raeford Road Fayetteville, NC 28303	2004	10,000	Owned

Ramsey Street Office 6390 Ramsey Street Fayetteville, NC 28311	2007	2,500	Owned

Lumberton Office 4400 Fayetteville Road Lumberton, NC 28358	2006	3,500	Owned

Raleigh Loan Production Office 7951 Monument Lane, Suite #101 Raleigh, NC 27615	2012	1,451	Leased

Operations Center 861 Tilghman Drive Dunn, NC 28335	2010	7,500	Owned

Operations Center - Annex 863 Tilghman Drive Dunn, NC 28335	2010	5,000	Owned

Item 3 - Legal Proceedings

As of December 31, 2012 there are no material pending legal proceedings to which the Registrant, or any of its subsidiaries, is a party, or of which any of their property is the subject.

Item 4 – mine safety disclosureS

None.

Part II

Item 5 - Market for registrant’s Common Equity, Related Stockholder Matters and ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Market under the trading symbol “NCBC.” Raymond James & Associates, Inc., Morgan Keegan & Company, McKinnon & Company, Automated Trading Desk Financial Services, B-Trade Services, Citadel Securities, Domestic Securities, Hill Thompson Magid & Company, Hudson Securities, J. P. Morgan Securities, Knight Capital Americas, L.P., Monroe Securities, UBS Securities, Sandler O’Neill & Partners, L.P., and Scott & Stringfellow provide bid and ask quotes for our common stock. At December 31, 2012, there were 6,913,636 shares of common stock outstanding, which were held by 1,362 shareholders of record.

	Sales Prices
	High	Low
2012
First Quarter	$3.34	$1.89
Second Quarter	4.90	2.94
Third Quarter	5.75	4.52
Fourth Quarter	6.14	5.30

2011
First Quarter	$6.00	$4.35
Second Quarter	5.75	4.45
Third Quarter	4.99	3.00
Fourth Quarter	3.62	1.84

The Registrant did not declare or pay cash dividends during 2012 and 2011 and it is not currently anticipated that cash dividends will be declared and paid to shareholders at any time in the foreseeable future. See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the year ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)
Operating Data:
Total interest income	$25,132	$30,383	$33,610	$33,030	$35,237
Total interest expense	6,632	8,425	9,680	13,122	17,372
Net interest income	18,500	21,958	23,930	19,908	17,865
Provision for loan losses	(2,597)	6,218	15,634	5,472	4,283
Net interest income after provision for loan losses	21,097	15,740	8,296	14,436	13,582
Total non-interest income	3,598	2,817	2,678	3,098	3,124
Impairment of goodwill	-	-	-	8,674	-
Total non-interest expense	17,236	19,105	19,213	17,375	17,138
Income (loss) before income taxes	7,459	(548)	(8,239)	(8,515)	(432)
Provision for income taxes (benefit)	2,822	(385)	(3,284)	(73)	(239)
Net income (loss)	$4,637	$(163)	$(4,955)	$(8,442)	$(193)

Per Share Data:
Earnings (loss) per share - basic	$0.67	$(.02)	$(.72)	$(1.24)	$(.03)
Earnings (loss) per share - diluted	0.67	(.02)	(.72)	(1.24)	(.03)
Market Price
High	6.14	6.00	6.44	7.67	10.21
Low	1.89	1.84	3.19	3.81	4.90
Close	5.60	2.00	4.98	4.75	5.00
Book value	7.84	7.22	7.19	7.96	9.17
Tangible book value	7.79	7.14	7.09	7.83	7.76

Selected Year-End Balance Sheet Data:
Loans, gross of allowance	$367,892	$417,624	$470,484	$481,176	$460,626
Allowance for loan losses	7,897	10,034	10,015	10,359	8,860
Other interest-earning assets	183,679	128,800	109,685	107,360	99,908
Goodwill and core deposit intangible	298	545	699	853	9,680
Total assets	585,453	589,651	626,896	630,419	605,767
Deposits	498,559	501,377	534,599	540,262	505,119
Borrowings	30,220	36,249	40,038	32,936	35,547
Shareholders’ equity	54,179	49,546	49,692	54,409	62,659

Selected Average Balances:
Total assets	$574,616	$624,015	$644,904	$630,521	$599,913
Loans, gross of allowance	391,648	451,358	484,647	471,059	451,558
Total interest-earning assets	532,193	565,867	599,152	578,372	554,798
Goodwill and core deposit intangible	389	621	775	9,578	9,756
Deposits	481,387	533,000	548,768	527,844	504,188
Total interest-bearing liabilities	442,554	494,520	511,031	498,831	468,044
Shareholders’ equity	52,769	50,094	54,750	63,584	62,107

Selected Performance Ratios:
Return on average assets	0.81%	(.03)%	(.77)%	(1.34)%	(.03)%
Return on average equity	8.79%	(.33)%	(9.05)%	(13.28)%	(.31)%
Net interest margin (4)	3.57%	3.91%	4.03%	3.49%	3.27%
Net interest spread (4)	3.34%	3.70%	3.75%	3.12%	2.69%
Efficiency ratio (1)	78.00%	77.10%	72.71%	75.52%	81.00%

Asset Quality Ratios:
Nonperforming loans to period-end loans (2)	3.27%	4.70%	2.60%	3.34%	1.85%
Allowance for loan losses to period-end loans (3)	2.15%	2.40%	2.13%	2.15%	1.92%
Net loan charge-offs (recoveries) to average loans	(0.12)%	1.37%	3.30%	0.84%	0.82%

	At or for the year ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)
Capital Ratios:
Total risk-based capital	16.60%	13.49%	13.04%	13.89%	14.43%
Tier 1 risk-based capital	15.34%	12.22%	11.78%	12.63%	13.18%
Leverage ratio	10.78%	9.14%	9.40%	10.02%	10.66%
Tangible equity to assets	9.20%	8.31%	7.82%	8.49%	8.75%
Equity to assets ratio	9.25%	8.40%	7.93%	8.63%	10.34%

Other Data:
Number of banking offices	7	9	9	9	10
Number of full time equivalent employees	111	113	135	133	132

(1)	Efficiency ratio is calculated as non-interest expenses divided by the sum of net interest income and non-interest income, excluding goodwill impairment.
(2)	Nonperforming loans consist of non-accrual loans and restructured loans.
(3)	Allowance for loan losses to period-end loans ratio excludes loans held for sale.
(4)	Fully taxable equivalent basis.

Item 7 - ManageMent’s Discussion and Analysis of Financial Condition and Results of Operation

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes contained elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors, many of which are beyond our control. The following discussion is intended to assist in understanding the financial condition and results of operations of New Century Bancorp, Inc. Because New Century Bancorp, Inc. has no material operations and conducts no business on its own other than owning its consolidated subsidiary, New Century Bank, and its unconsolidated subsidiary, New Century Statutory Trust I, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the bank subsidiary. However, for ease of reading and because the financial statements are presented on a consolidated basis, New Century Bancorp, Inc and, New Century Bank are collectively referred to herein as the Company unless otherwise noted.

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

FINANCIAL CONDITION

DECEMBER 31, 2012 AND 2011

Overview

Total assets at December 31, 2012 were $585.5 million, which represents a decrease of $4.2 million or (0.7)% from December 31, 2011. Interest earning assets at December 31, 2012 totaled $549.5 million and consisted of $367.9 million in net loans, $81.5 million in investment securities, $97.1 million in overnight investments and interest-bearing deposits in other banks and $3.0 million in federal funds sold. Total deposits and shareholders’ equity at December 31, 2012 were $498.6 million and $54.2 million, respectively.

Investment Securities

Investment securities increased to $81.5 million from $67.9 million at December 31, 2012. The Company’s investment portfolio at December 31, 2012, which consisted of U.S. government agency securities, U.S. government sponsored entities agency securities (GSE’s), mortgage-backed securities and bank-qualified municipal securities, aggregated $81.5 million with a weighted average taxable equivalent yield of 2.25%. The Company also holds an investment of $973,000 in Federal Home Loan Bank Stock with a weighted average yield of 1.66%. The investment portfolio increased $13.6 million in 2012, the result of $42.1 million in purchases, $26.9 million of maturities and prepayments and a decrease of $1.1 million in the market value of securities held available for sale and net accretion of investment discounts. There was a sale of $500,000 to fund a Community Reinvestment Act (“CRA”) investment.

The following table summarizes the securities portfolio by major classification:

Securities Portfolio Composition

(dollars in thousands)

			Tax
	Amortized	Fair	Equivalent
	Cost	Value	Yield

U. S. government agency securities - GSE’s:
Due within one year	9,385	9,460	1.27%
Due after one but within five years	16,947	17,047	0.68%
Due after five but within ten years	6,003	5,958	2.02%
Due after ten years	4,616	4,689	2.19%
	36,951	37,154	1.24%
Mortgage-backed securities:
Due within one year	1,085	1,152	4.85%
Due after one but within five years	27,188	28,290	3.00%
Due after five but within ten years	4,505	4,500	1.77%
Due after ten years	2,016	2,012	2.16%
	34,794	35,954	2.85%
State and local governments:
Due within one year	350	351	4.10%
Due after one but within five years	2,354	2,541	4.80%
Due after five but within ten years	3,665	3,787	3.35%
Due after ten years	1,601	1,704	6.03%
	7,970	8,383	4.35%
Total securities available for sale:
Due within one year	10,820	10,963	1.72%
Due after one but within five years	46,489	47,878	2.25%
Due after five but within ten years	14,173	14,245	2.28%
Due after ten years	8,233	8,405	2.93%

	$79,715	$81,491	2.25%

Loans Receivable

The loan portfolio at December 31, 2012 totaled $367.9 million and was comprised of $330.3 million in real estate loans, $29.3 million in commercial and industrial loans, and $8.7 million in loans to individuals. Also included in loans outstanding is $452,000 in net deferred loan fees.

The following table describes the Company’s loan portfolio composition by category:

	At December 31,
	2012		2011		2010		2009		2008
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
				(dollars in thousands)
Real estate loans:
1 to 4 family residential	$41,017	11.1%	$52,182	12.5%	$60,385	12.8%	$69,995	14.5%	$67,353	14.6%
Commercial real estate	186,949	50.8%	192,047	46.0%	193,502	41.1%	195,165	40.6%	169,856	36.9%
Multi-family residential	19,524	5.3%	23,377	5.6%	30,088	6.4%	22,580	4.7%	18,744	4.1%
Construction	48,220	13.1%	70,846	16.9%	84,550	18.0%	70,736	14.7%	65,807	14.3%
Home equity lines of credit	34,603	9.4%	38,702	9.3%	39,938	8.5%	38,482	8.0%	41,352	9.0%
Total real estate loans	330,313	89.7%	377,154	90.3%	408,463	86.8%	396,958	82.5%	363,112	78.9%
Other loans:
Commercial and industrial	29,297	8.0%	33,146	8.0%	49,437	10.5%	70,747	14.7%	76,936	16.7%
Loans to individuals & overdrafts	8,734	2.4%	7,671	1.8%	12,967	2.8%	13,766	2.9%	20,916	4.5%
Total other loans	38,031	10.4%	40,817	9.8%	62,404	13.3%	84,513	17.6%	97,852	21.2%
Less:
Deferred loan origination (fees) cost, net	(452)	(0.1)%	(347)	(.1)%	(383)	(.1)%	(295)	(0.1)%	(338)	(0.1)%
Total loans	367,892	100%	417,624	100%	470,484	100.0%	481,176	100.0%	460,626	100.0%
Allowance for loan losses	(7,897)		(10,034)		(10,015)		(10,359)		(8,860)
Total loans, net	$359,995		$407,590		$460,469		$470,817		$451,766

During 2012, loans receivable decreased by $47.6 million, or 11.7%, to $360.0 million as of December 31, 2012. The decline in loans during the year is attributable to reduced loan demand in the Company’s markets.

The majority of the Company’s loan portfolio is comprised of real estate loans. This category, which includes both commercial and consumer loan balances, decreased from 90.3% of the portfolio at December 31, 2011 to 89.7% at December 31, 2012. The real estate loan category decreased by $46.8 million during the year as result of a $22.6 million decrease in construction loans, an $11.1 million decrease in 1 to 4 family residential loans, a $5.1 decrease in commercial real estate loans, a $4.1 million decrease in HELOC loans and a $3.9 million decrease in multi-family residential loans. The most significant shift in the overall portfolio was that of the construction loan category which was primarily the result of loan repayments that exceeded the loan demand from borrowers.

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

Acquisition, Development and Construction Loans

As of December 31, 2012

(dollars in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$29,892	$18,328	$48,220

Average Loan Size	$100	$333

Percentage of total loans	8.13%	4.98%	13.11%

Non-accrual loans	$733	$1,565	$2,298

Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

Included in ADC loans and residential real estate loans as of December 31, 2012 were certain loans that exceeded regulatory loan to value (“LTV”) guidelines. The Company had $8.3 million in non 1-4 residential loans that exceeded the regulatory LTV limits and $8.6 million of 1-4 residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 25.7% of total risk-based capital as of December 31, 2012, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market continues to soften for both market activity and collateral valuations.

Acquisition, Development and Construction Loans

As of December 31, 2011

(dollars in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$49,958	$20,888	$70,846

Average Loan Size	$174	$307

Percentage of total loans	11.96%	5.00%	16.96%

Non-accrual loans	$596	$3,172	$3,768

Included in ADC loans and residential real estate loans as of December 31, 2011 were loans that exceeded regulatory loan to value (“LTV”) guidelines. The Company had $13.3 million in non 1-4 residential loans that exceeded the regulatory LTV limits and $12.5 million of 1-4 residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 43.8% of total risk-based capital as of December 31, 2011, which is less than the 100% maximum allowed.

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

At December 31, 2012 and 2011 the Company exceeded the 40% guideline in one product line. The Office Building product type group represented 40% of Risk-Based Capital or $26.7 million at December 31, 2012. This total for this product line at December 31, 2011 was $27.4 million or 46% of Risk-Based Capital. All other commercial real estate groups were under the 40% threshold at both dates.

Geographic Concentrations

Certain risks exist arising from geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and home equity lines of credit (“HELOC”) loans at December 31, 2012.

	ADC Loans	Percent	HELOC	Percent
	(dollars in thousands)

Harnett County	$4,404	9.13%	$6,839	19.76%
Cumberland County	17,909	37.14%	7,258	20.99%
Johnston County	543	1.13%	648	1.87%
Pitt County	4,642	9.63%	5	.01%
Robeson County	1,602	3.32%	3,775	10.91%
Sampson County	614	1.27%	1,686	4.87%
Wake County	5,707	11.84%	960	2.77%
Wayne County	3,079	6.39%	5,521	15.96%
Hoke County	4,443	9.21%	172	.50%
All other locations	5,277	10.94%	7,739	22.36%

Total	$48,220	100.00%	$34,603	100.0%

Below is a table showing geographic concentrations for ADC and HELOC loans at December 31, 2011.

	ADC Loans	Percent	HELOC	Percent
	(dollars in thousands)

Harnett County	$5,637	7.95%	$7,432	19.20%
Cumberland County	18,424	26.01%	6,652	17.18%
Johnston County	1,410	1.99%	622	1.61%
Pitt County	4,631	6.54%	-	-
Robeson County	2,021	2.85%	3,377	8.72%
Sampson County	730	1.03%	1,645	4.25%
Wake County	12,696	17.92%	1,322	3.42%
Wayne County	4,474	6.32%	5,769	14.91%
Hoke County	2,626	3.71%	111	.29%
All other locations	18,197	25.68%	11,772	30.42%

Total	$70,846	100.0%	$38,702	100.0%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At December 31, 2012, the Company had $84.4 million in loans that had terms permitting interest only payments. This represented 22.9% of the total loan portfolio. At December 31, 2011, the Company had $125.8 million in loans that had terms permitting interest only payments. This represented 30.1% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio are interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit concentrations totaled $43.2 million or 11.7% of total loans at December 31, 2012 compared to $48.6 million or 11.6% of total loans at December 31, 2011. The Company’s ten largest customer loan relationship concentrations totaled $61.0 million, or 16.6% of total loans, at December 31, 2012 compared to $68.3 million, or 16.4% of total loans at December 31, 2011. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the capital position of the Company.

Maturities and Sensitivities of Loans to Interest Rates

The following table presents the maturity distribution of the Company’s loans at December 31, 2012. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate:

	At December 31, 2012
		Due after one
	Due within	year but within	Due after
	one year	five years	five years	Total
	(dollars in thousands)
Fixed rate loans:
1 to 4 family residential	$16,802	$14,580	$1,999	$33,381
Commercial real estate	34,091	64,752	41,501	140,344
Multi-family residential	6,532	4,052	39	10,623
Construction	4,167	7,099	182	11,448
Home equity lines of credit	29	-	208	237
Commercial and industrial	2,231	9,480	3,117	14,828
Loans to individuals & overdrafts	3,198	2,387	97	5,682
Total at fixed rates	67,050	102,350	47,143	216,543

Variable rate loans:
1 to 4 family residential	1,891	3,984	700	6,575
Commercial real estate	10,164	27,483	4,585	42,232
Multi-family residential	1,271	6,148	-	7,419
Construction	26,566	7,379	529	34,474
Home equity lines of credit	5	110	33,669	33,784
Commercial and industrial	10,268	2,361	1,522	14,151
Loans to individuals & overdrafts	1,678	681	681	3,040
Total at variable rates	51,843	48,146	41,686	141,675

Subtotal	118,893	150,496	88,829	358,218

Non-accrual loans	6,170	3,319	637	10,126

Gross loans	$125,063	$153,815	$89,466	368,344

Deferred loan origination (fees) costs, net				(452)

Total loans				$367,892

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may require a principal reduction or modify other terms of the loan at the time of renewal.

Past Due Loans and Nonperforming Assets

At December 31, 2012, the Company had $1.2 million in loans that were 30 days or more past due. This represented 0.32% of gross loans outstanding on that date. This is a decrease from December 31, 2011 when there were $4.1 million in loans that were past due 30 days or more, or 1.02% of gross loans outstanding. Non-accrual loans decreased by $7.5 million to $10.1 million at December 31, 2012. As of December 31, 2012, the Company had thirty-three loans totaling $6.6 million that were considered to be troubled debt restructurings, of which fourteen loans totaling $1.9 million were still accruing interest. At December 31, 2011, the Company had twenty-one loans totaling $9.1 million that were considered to be troubled debt restructurings, of which eight loans totaling $2.0 million were still accruing. There were no loans that were over 90 days past due and still accruing interest at December 31, 2012. There were three loans totaling $108,000 that were 90 days or more past due and still in accruing at December 31, 2011.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	As December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)

Non-accrual loans	$10,126	$17,623	$10,562	$16,048	$8,630
Restructured loans	1,904	2,013	1,688	-	-
Total non-performing loans	12,030	19,636	12,250	16,048	8,630
Foreclosed real estate	2,833	3,031	3,655	2,530	2,799
Repossessed assets	-	-	-	-	-
Total non-performing assets	$14,863	$22,667	$15,905	$18,578	$11,429

Accruing loans past due 90 days or more	$-	$108	$-	$-	$-
Allowance for loan losses	$7,897	$0,034	$10,015	$10,359	$8,860

Non-performing loans to period end loans	3.27%	4.70%	2.60%	3.34%	1.87%
Non-performing loans and accruing loans past due 90 days or more to period end loans	3.27%	4.73%	2.60%	3.34%	1.87%
Allowance for loan losses to period end loans	2.15%	2.40%	2.13%	2.15%	1.92%
Allowance for loan losses to non-performing loans	66%	51%	82%	65%	103%
Allowance for loan losses to non-performing assets	53%	44%	63%	56%	78%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	53%	44%	63%	56%	78%
Non-performing assets to total assets	2.53%	3.84%	2.54%	2.95%	1.89%
Non-performing assets and accruing
loans past due 90 days or more to
total assets	2.53%	3.86%	2.54%	2.95%	1.89%

In addition to the above, the Company had $7.7 million in loans that were considered to be impaired for reasons other than their past due, accrual or restructured status. In total, there were $19.7 million of loans that were considered to be impaired at December 31, 2012 which is a $5.0 million decrease from the $24.8 million that was impaired at December 31, 2011. Impaired loans have been evaluated by management in accordance with Accounting Standards Codification (“ASC”) 310 and $909,000 has been included in the allowance for loan losses as of December 31, 2012 for these loans. All troubled debt restructurings and other non-performing loans are included within impaired loans as of December 31, 2012.

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

The following table presents the Company’s allowance for loan losses as a percentage of loans at December 31 for the years indicated.

	At December 31,
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	2012	loans	2011	loans	2010	loans	2009	loans	2008	loans
	(dollars in thousands)

1 to 4 family residential	$1,070	11.10%	$1,597	12.49%	$2,483	12.83%	$1,854	14.55%	$1,437	14.62%
Commercial real estate	4,946	50.80%	4,771	45.98%	3,111	41.13%	4,281	40.56%	2,761	36.88%
Multi- family residential	106	5.30%	127	5.60%	640	6.40%	200	4.69%	115	4.07%
Construction	798	13.10%	1,540	16.96%	349	17.97%	629	14.70%	1,039	14.29%
Home equity lines of credit	627	9.40%	1,186	9.27%	850	8.49%	1,189	8.00%	499	8.97%
Commercial and industrial	278	8.00%	719	7.94%	1,052	10.51%	1,699	14.70%	2,381	16.70%
Loans to individuals & overdrafts	72	2.40%	94	1.84%	1,530	2.76%	501	2.86%	563	4.54%
Deferred loan origination (fees) cost, net	-	(0.1)%	-	(0.08)%	-	(0.09)%	-	(0.06)%	-	(0.07)%
		100.00%		100.00%		100.00%		100.00%		100.00%
Total allocated	7,897		10,034		10,015		10,353		8,795
Unallocated	-		-		-		6		65
Total	$7,897		$10,034		$10,015		$10,359		$8,860

The allowance for loan losses as a percentage of gross loans outstanding decreased by 0.25% during 2012 to 2.15% of gross loans at December 31, 2012. The change in the allowance during 2012 resulted from net recoveries of $460,000, largely due to a $2.6 million recovery on the previously reported loan fraud by a large relationship borrower. General reserves totaled $7.0 million or 1.90% of gross loans outstanding as of December 31, 2012, a decrease from year-end 2011 when they totaled $8.5 million or 2.04% of loans outstanding. At December 31, 2012, specific reserves on impaired loans constituted $909,000 or 0.25% of gross loans outstanding compared to $1.5 million or 0.36% of loans outstanding as of December 31, 2011.

The following table presents information regarding changes in the allowance for loan losses in detail for the years indicated:

	As of December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Allowance for loan losses at beginning of year	$10,034	$10,015	$10,359	$8,860	$8,314
Provision for loan losses	(2,597)	6,218	15,634	5,472	4,283
	7,437	16,233	25,993	14,332	12,597
Loans charged off:
Commercial and industrial	(193)	(4,116)	(11,967)	(2,932)	(2,836)
Construction	(720)	(993)	(464)	(168)	(118)
Commercial real estate	(1,580)	(2,970)	(2,811)	-	-
Multi-family residential	-	-	-	-	-
Home equity lines of credit	(459)	(661)	(496)	(404)	(448)
1 to 4 family residential	(232)	(1,512)	(2,254)	(567)	(678)
Loans to individuals & overdrafts	(70)	(170)	(421)	(352)	(270)
Total charge-offs	(3,254)	(10,422)	(18,413)	(4,423)	(4,350)

Recoveries of loans previously charged off:
Commercial and industrial	2,714	3,765	1,121	325	373
Construction	317	12	137	12	33
Multi-family residential	-	-	-	-	-
Commercial real estate	287	60	1,023	-	-
Home equity lines of credit	74	52	44	7	-
1 to 4 family residential	232	247	15	69	145
Loans to individuals & overdrafts	90	87	95	37	62
Total recoveries	3,714	4,223	2,435	450	613

Net recoveries (charge-offs)	460	(6,199)	(15,978)	(3,973)	(3,737)

Allowance for loan losses at end of year	$7,897	$10,034	$10,015	$10,359	$8,860

Ratios:
Net charge-offs (recoveries) as a percent of average loans	(0.12)%	1.37%	3.30%	0.84%	0.83%
Allowance for loan losses as a percent of loans at end of year	2.15%	2.40%	2.13%	2.15%	1.92%

While the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making determinations regarding the allowance.

Management believes the level of the allowance for loan losses as of December 31, 2012 is appropriate in light of the risk inherent within the Company’s loan portfolio.

Other Assets

At December 31, 2012, non-earning assets totaled $41.1 million, a decrease of $12.1 million from $53.2 million at December 31, 2011. Non-earning assets at December 31, 2012 consisted of: cash and due from banks of $13.5 million, premises and equipment totaling $10.9 million, foreclosed real estate totaling $2.8 million, accrued interest receivable of $1.6 million, bank owned life insurance of $8.2 million and other assets totaling $4.4 million, which includes a $723,000 net prepayment in FDIC deposit insurance for the year 2012 and net deferred taxes of $2.5 million.

The Company has an investment in bank owned life insurance of $8.2 million, which increased $0.2 million from December 31, 2011 due to an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

Deposits

Total deposits at December 31, 2012 were $498.6 million and consisted of $92.3 million in non-interest-bearing demand deposits, $122.7 million in money market and NOW accounts, $22.2 million in savings accounts, and $261.4 million in time deposits. Total deposits decreased by $2.8 million from $501.4 million as of December 31, 2011. Non-interest-bearing demand deposits increased by $17.7 million from $74.6 million as of December 31, 2011. MMDA and NOW accounts increased by $30.1 million from $92.6 million as of December 31, 2011. Savings accounts decreased by $2.3 million from $24.5 million as of December 31, 2011. Time deposits decreased by $48.3 million during 2012.

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Period Ended December 31,
	2012		2011		2010		2009		2008
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Savings, NOW and money market deposits	$124,583	0.42%	$120,363	0.53%	$124,974	0.94%	$108,240	1.22%	$96,191	1.68%
Time deposits > $100,000	144,029	2.24%	167,689	2.32%	172,120	2.36%	166,641	3.19%	153,619	4.38%
Other time deposits	137,566	1.78%	168,172	2.00%	175,830	2.19%	187,687	3.11%	187,247	4.30%
Total interest-bearing deposits	406,178	1.53%	456,224	1.73%	472,924	1.92%	462,568	2.70%	437,057	3.75%

Noninterest-bearing deposits	75,659	-	76,776	-	75,844	-	65,276	-	67,131	-

Total deposits	$481,837	1.29%	$533,000	1.48%	$548,768	1.66%	$527,844	2.36%	$504,188	3.25%

Short Term and Long Term Debt

As of December 31 2012, the Company had $17.8 million in short-term debt, which included $15.8 million in repurchase agreements and $2.0 million in FHLB Advances, and $12.4 million in long-term debt, which was $12.4 million in junior subordinated debentures issued to New Century Statutory Trust I in connection with the Company’s trust preferred securities.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2012 was $54.2 million, an increase of $4.6 million from $49.6 million as of December 31, 2011. Changes in shareholders’ equity included $4.6 million in net income, $38,000 in stock based compensation, proceeds from the sale of $165,000 in common stock, and a $207,000 decrease in accumulated other comprehensive income.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Overview

During 2012, New Century Bancorp had net income of $4.6 million compared to a net loss of $163,000 for 2011. Both basic and diluted net income per share for the year ended December 31, 2012 were $0.67, compared with a basic and diluted net loss per share of $0.02 for 2011.

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

Net interest income decreased by $3.5 million to $18.5 million for the year ended December 31, 2012. The Company’s total interest income was impacted by a decrease in interest earning assets and a low interest rate environment in 2012. Average total interest-earnings assets were $523.0 million in 2012 compared with $565.9 million in 2011. The yield on those assets decreased by 56 basis points from 5.40% in 2011 to 4.84% in 2012. Earning asset yields in both years were adversely impacted by income reversed when loans were placed into non-accrual status. These income reversals were approximately $120,000 in 2012 and $240,000 in 2011. Meanwhile, average interest-bearing liabilities decreased by $51.9 million from $494.5 million for the year ended December 31, 2011 to $442.6 million for the year ended December 31, 2012. Cost of funds decreased by 20 basis points in 2012 to 1.50% from 1.70% in 2011. In 2012, the Company’s net interest margin was 3.57% and net interest spread was 3.34%. In 2011, net interest margin was 3.91% and net interest spread was 3.70%.

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

In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used net charge-off history for most recent eight consecutive quarters. In determining the appropriate level of the allowance for loan losses at December 31, 2012, the loss history was expanded to ten consecutive quarters of net charge-offs. Since the most recent quarters contain a declining amount of charge offs coupled with a large number of recoveries and thus have a lower loss history than quarters from 2010 and 2011, management determined that the expansion of loss history better reflects the inherent losses in the current loan portfolio. The impact of this adjustment to the allowance for loan losses resulted in a $564,000 increase to our loan loss reserves as compared to the methodology previously used. Loan loss provisions in 2012 have also been affected by the decline in overall loan balances during the year.

The Company recorded a $2.6 million negative provision for loan losses in 2012, a decrease of $8.8 million from the $6.2 million provision that was recorded in 2011. For more information on changes in the allowance for loan losses, refer to Note D of the financial statements in the section titled Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2012 was $3.6 million, up $781,000 from 2011. This increase is due to a one-time gain of $557,000 related to the sale of two branches in 2012 and increases in fees from pre-sold mortgages of $113,000 and other non-interest income of $386,000. These increases were partially offset by a decrease in deposit service fees and charges of $275,000

Non-Interest Expenses

Non-interest expenses decreased by $1.9 million or 9.8% to $17.2 million for the year ended December 31, 2012, from $19.1 million for the same period in 2011. The following are highlights of the significant changes in non-interest expenses from 2011 to 2012. Many of these changes were due to the sale of two branches in April 2012.

•	Personnel expenses decreased $0.5 million to $8.3 million due to reductions in staffing.
•	Occupancy and equipment expenses decreased $72,000 to $1.3 million
•	Foreclosure-related expenses decreased to $1.2 million in 2012 from $1.8 million in 2011, a $700,000 or 36.7% decrease.
•	Deposit insurance expense decreased by approximately $147,000 or 16.2% in 2012 due to a lower deposit base and assessment rates.
•	Other operating expense increased slightly by $73,000 or 2.3%.

Provision for Income Taxes

The Company’s effective tax rate in 2012 was 37.8%, compared to a 70.3% tax benefit in 2011. This change resulted from net operating income in 2012 versus a net operating loss in 2011. For further discussion pertaining to the Company’s tax position, see the section titled Deferred Tax Asset under Critical Accounting Policies.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Overview

During 2011, New Century Bancorp incurred a net loss of $163,000 compared to a net loss of $5.0 million for 2010. Both basic and diluted loss per share for the year ended December 31, 2011 were $0.02, compared with basic and diluted loss per share of $0.72 for 2010. The decrease in net loss is primarily due to a reduction in provision for loan loss from 2010 when the Company reported a $10.8 million charge-off from the loan fraud previously reported in 2010.

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

Non-Interest Income

Non-interest income for the year ended December 31, 2011 was $2.8 million an increase of $139,000 from 2010. When compared to last year, the Company had a decrease in deposit service fees and charges of $166,000, or 10.1%. Fees from pre-sold mortgages decreased to $183,000 in 2011, a decline of $43,000 or 19.0% as compared to 2010, primarily as a result of continued softness in the real estate market. Other non-interest income increased approximately $348,000 during 2011 primarily as a result of a one time gain of $242,000 related to common stock received as collateral on loan default.

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

	For the Years Ended December 31,
	2012			2011			2010
	(dollars in thousands)
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans, net of allowance	$382,431	$23,420	6.12%	$441,207	$28,183	6.39%	$474,849	$30,908	6.51%
Investment securities	69,491	1,715	2.47%	77,038	2,284	2.96%	87,261	2,870	3.29%
Other interest-earning assets	71,054	164	0.23%	47,622	109	0.23%	37,042	66	.18%
Total interest-earning assets	522,976	25,299	4.84%	565,867	30,576	5.40%	599,152	33,844	5.65%

Other assets	51,648			58,148			48,704

Total assets	$574,624			$624,015			$647,856

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$124,583	522	0.42%	$120,363	643	0.53%	$124,974	1,180	.94%
Time deposits over $100,000	144,029	3,232	2.24%	167,694	3,885	2.32%	172,120	4,068	2.36%
Other time deposits	137,566	2,446	1.78%	168,168	3,370	2.00%	175,830	3,853	2.19%
Borrowings	36,375	432	1.19%	38,296	527	1.38%	38,107	579	1.52%

Total interest-bearing liabilities	442,553	6,632	1.50%	494,521	8,425	1.70%	511,031	9,680	1.89%

Non-interest-bearing deposits	75,659			76,775			75,843
Other liabilities	3,643			2,625			6,232
Shareholders' equity	52,769			50,094			54,750

Total liabilities and shareholders' equity	$574,624			$624,015			$647,856

Net interest income/interest rate spread(taxable-equivalent basis)		$18,667	3.34%		$22,151	3.70%		$24,164	3.75%

Net interest margin (taxable-equivalent basis)			3.57%			3.91%			4.03%

Ratio of interest-earning assets to interest-bearing liabilities	118.17%			114.43%			117.24%

Reported net interest income
Net interest income/net interest margin(taxable-equivalent basis) Less:		$18,667	3.57%		$22,151	3.91%		$24,164	4.03%
taxable-equivalent adjustment		167			193			234

Net Interest Income		$18,500			$21,958			$23,930

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

	Year Ended			Year Ended			Year Ended
	December 31, 2012 vs. 2011			December 31, 2011 vs. 2010			December 31, 2010 vs. 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income:
Loans	$(3,677)	$(1,087)	$(4,764)	$(2,169)	$(554)	$(2,723)	$815	$384	$1,199
Investment securities	(205)	(363)	(568)	(320)	(267)	(587)	(159)	(505)	(664)
Other interest-earning assets	54	1	55	22	19	41	23	-	23

Total interest income (taxable-equivalent basis)	(3,828)	(1,449)	(5,277)	(2,467)	(802)	(3,269)	679	(121)	558

Interest expense:
Deposits:
Savings, NOW and money market	20	(141)	(121)	(34)	(503)	(537)	181	(318)	(137)
Time deposits over $100,000	(540)	(113)	(653)	(104)	(79)	(183)	152	(1,396)	(1,244)
Other time deposits	(578)	(346)	(924)	(161)	(322)	(483)	(314)	(1,676)	(1,990)
Borrowings	(25)	(70)	(95)	3	(55)	(52)	31	(102)	(71)

Total interest expense	(1,123)	(670)	(1,793)	(296)	(959)	(1,255)	50	(3,492)	(3,442)

Net interest income
Increase/(decrease)
(taxable-equivalent basis)	$(2,705)	$(779)	(3,484)	$(2,171)	$157	(2,014)	$629	$3,371	4,000

Less:
Taxable-equivalent adjustment			26			42			22
Net interest income
Increase/(decrease)			$(3,458)			$(1,972)			$4,022

LIQUIDITY

Market and public confidence in the Company’s financial strength and in the strength of financial institutions in general will largely determine the Company’s access to appropriate levels of liquidity. This confidence depends significantly on the Company’s ability to maintain sound asset quality and appropriate levels of capital resources. The term “liquidity” refers to the Company’s ability to generate adequate amounts of cash to meet current needs for funding loan originations, deposit withdrawals, maturities of borrowings and operating expenses. Management measures the Company’s liquidity position by giving consideration to both on and off-balance sheet sources of, and demands for, funds on a daily and weekly basis.

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 33.3% and 24.6% of total assets at December 31, 2012 and 2011, respectively.

The Company has been a net seller of federal funds, maintaining liquidity sufficient to fund new loan demand. When the need arises, the Company has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $44.0 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company may obtain advances of up to 10% of assets, subject to our available collateral. A floating lien of $24.0 million on qualifying loans is pledged to FHLB to secure such borrowings. In addition, the Company may borrow at the Federal Reserve discount window and has pledged $1.0 million in securities for that purpose. As another source of short-term borrowings, the Company also utilizes securities sold under agreements to repurchase. At December 31, 2012, borrowings consisted of securities sold under agreements to repurchase of $15.8 million and FHLB advances of $2.0 million.

At December 31, 2012, the Company’s outstanding commitments to extend credit totaled $55.2 million and consisted of loan commitments and undisbursed lines of credit of $53.8 million, and letters of credit of $1.4 million. The Company believes that its combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Total deposits were $498.6 million and $501.4 million at December 31, 2012 and 2011, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 52.4% and 61.8% of total deposits at December 31, 2012 and 2011, respectively. Time deposits of $100,000 or more represented 25.4% and 31.2%, respectively, of the total deposits at December 31, 2012 and 2011. Management believes most other time deposits are relationship-oriented. While competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Bank’s parent company (“New Century Bancorp”) maintains minimal cash balances. Management believes that the current cash balances plus taxes receivable will provide adequate liquidity for New Century Bancorp’s current cash flow needs.

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity (including trust preferred securities), and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines that require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 9.25% at December 31, 2012. As the following table indicates, at December 31, 2012, the Company and its bank subsidiary exceeded regulatory capital requirements.

Effective June 10, 2011, the Board of Directors of New Century Bank entered into a Memorandum of Understanding (“MOU”) with the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks. The MOU represents an informal agreement between the Board of Directors of New Century Bank, the Regional Director of the FDIC’s Atlanta Regional Office and the North Carolina Commissioner of Banks and requires that New Century Bank’s management take certain actions to improve the bank’s lending function. The Memorandum also requires the Bank to maintain minimum Tier 1 Leverage and Total Risk-Based Capital Ratios of 8.0% and 11.5%, respectively, during the life of the Memorandum.  The Memorandum also restricts the ability of the Bank to grow its total assets at a rate in excess of 10% per year or to declare cash dividends without the prior approval of the Commissioner and the FDIC. As of December 31, 2012, the Registrant was classified as well capitalized with Leverage Ratio, Tier 1, and Total Risk-Based Capital of 10.78%, 15.34%, and 16.60%, respectively. Also, as of December 31, 2012, the Bank was classified as well capitalized with Leverage Ratio, Tier 1, and Total Risk-Based Capital of 10.52%, 14.98%, and 16.24%, respectively.

On January 29, 2013, the MOU was resolved and terminated upon agreement of all parties.

	At December 31, 2012
	Actual	Minimum	Regulatory Minimum
	Ratio	Requirement	Requirement
New Century Bancorp, Inc.

Total risk-based capital ratio	16.60%	8.00%	N/A
Tier 1 risk-based capital ratio	15.34%	4.00%	N/A
Leverage ratio	10.78%	4.00%	N/A

New Century Bank

Total risk-based capital ratio	16.24%	8.00%	11.50%
Tier 1 risk-based capital ratio	14.98%	4.00%	8.00%
Leverage ratio	10.52%	4.00%	8.00%

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

When suitable lending opportunities are not sufficient to utilize available funds, the Company has generally invested such funds in securities, primarily securities issued by governmental agencies, mortgage-backed securities and municipal obligations. The securities portfolio contributes to the Company’s income and plays an important part in overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the securities portfolio are safety, liquidity, yield, asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits.

In reviewing the needs of the Company with regard to proper management of its asset/liability program, the Company’s management estimates its future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases (due to increased demand through marketing), and forecasted interest rate changes.

The analysis of an institution’s interest rate gap (the difference between the re-pricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2012, of which are projected to re-price or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which re-price or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate re-pricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Re-pricing at December 31, 2012
		More Than	More Than
	1 Year	1 Year to	3 Years to	More Than
	or Less	3 Years	5 Years	5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$226,222	$87,214	$30,411	$24,045	$367,892
Securities, available for sale	28,396	31,224	11,230	10,943	81,793
Interest-earning deposits in other banks	97,081	-	-	-	97,081
Federal funds sold	3,029	-	-	-	3,029
Stock in the Federal Home Loan Bank of Atlanta	973	-	-	-	973
Other non marketable securities	1,105	-	-	-	1,105

Total interest-earning assets	$356,806	$118,438	$41,641	$34,988	$551,873

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$81,014	$63,852	$-	$-	$144,866
Time	50,275	34,296	41,724	-	126,295
Time over $100,000	41,829	44,837	48,467	-	135,133
Short term debt	17,848	-	-	-	17,848
Long term debt	12,372	-	-	-	12,372

Total interest-bearing liabilities	$203,338	$142,985	$90,191	$-	$436,514

Interest sensitivity gap per period	$153,468	$(24,547)	$(48,550)	$34,988	$115,539

Cumulative interest sensitivity gap	$153,468	$128,921	$80,371	$115,359	$115,359

Cumulative gap as a percentage of total interest-earning assets	43.00%	27.14%	15.55%	20.90%	20.90%

Cumulative interest-earning assets as a percentage of interest-bearing liabilities	175.47%	137.22%	118.41%	126.43%	126.43%

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that is both very important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. The following is a summary of the Company’s most complex and judgmental accounting policies: the allowance for loan losses and deferred tax asset.

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

Deferred Tax Asset

The Company’s net deferred tax asset was $2.5 million at December 31, 2012 and $5.1 million at December 31, 2011, respectively. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things recent earnings trends and projected earnings, and asset quality. As of December 31 2012, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations, or other factors could impact the realization of the deferred tax asset in the future.

The Company has no history of expiration of loss carry forwards. Management believes the Company’s forecasted earnings support a conclusion that a valuation allowance is not needed. Management closely monitors the previous twelve quarters of income (loss) before income taxes in evaluating the need for a deferred tax asset valuation allowance. This is referred to as the cumulative loss test. This test excludes the net charge-off relating to the previously reported fraud in 2010, as the loss is of infrequent nature stemming from aberrations rather than continuing conditions. As of December 31, 2012, the Company passed the cumulative loss test by $6.4 million excluding the previously mentioned one-time non-recurring charge-off pertaining to the previously reported loan fraud by a large relationship borrower. The Company also passed the cumulative loss test by $2.2 million as of December 31, 2011, due to the exclusion of goodwill impairment and the previously mentioned one-time non-recurring charge-off pertaining to the previously reported loan fraud. The Company feels confident that deferred tax assets are more likely than not to be realized.

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note J to the accompanying financial statements.  During 2004, the Company formed an unconsolidated subsidiary trust to which the Company has issued $12.4 million of junior subordinated debentures (see Note G to the consolidated financial statements).  Otherwise, as part of its ongoing business, the Company has not participated in, nor does it anticipate participating in, transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2012.

	Payments Due by Period
	(dollars in thousands)
		On Demand
		Or Within			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(dollars are in thousands)

Short term debt	$17,848	$17,848	$-	$-	$-
Long term debt	12,372	-	-	-	12,372
Lease obligations	1,651	122	221	218	1,090
Deposits	498,559	265,384	142,984	90,191	-

Total contractual cash obligations	$530,430	$283,354	$143,205	$90,409	$13,462

The following table reflects other commitments outstanding as of December 31, 2012.

	Amount of Commitment Expiration Per Period
	(dollars in thousands)
	Total
	Amounts	Less than			After
Other Commitments	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Undisbursed home equity credit lines	$23,276	$145	$41	$656	$22,434
Other commitments and credit lines	13,099	9,844	240	143	2,872
Un-disbursed portion of constructions loans	17,500	16,494	265	741	-
Letters of credit	1,366	1,274	27	-	65

Total loan commitments	$55,241	$27,757	$573	$1,540	$25,371

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

Item 8 - Financial Statements AND SUPPLEMEnTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

New Century Bancorp, Inc.

Dunn, North Carolina

We have audited the accompanying consolidated balance sheets of New Century Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Bancorp, Inc. and subsidiary at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina

March 28, 2013

NEW CENTURY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
	(In thousands, except share
	and per share data)
ASSETS

Cash and due from banks	$13,498	$18,478
Interest-earning deposits in other banks	97,081	55,590
Federal funds sold	3,029	3,028
Investment securities available for sale, at fair value	81,491	67,854

Loans	367,892	417,624
Allowance for loan losses	(7,897)	(10,034)

NET LOANS	359,995	407,590

Accrued interest receivable	1,636	2,003
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	973	1,248
Other non marketable securities	1,105	1,080
Foreclosed real estate	2,833	3,031
Premises and equipment held for sale	-	1,113
Premises and equipment, net	10,939	11,243
Bank owned life insurance	8,228	7,981
Core deposit intangible	298	545
Other assets	4,347	8,867

TOTAL ASSETS	$585,453	$589,651

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$92,265	$74,569
Savings	22,139	24,461
Money market and NOW	122,727	92,600
Time	261,428	309,747

TOTAL DEPOSITS	498,559	501,377

Short term debt	17,848	21,877
Long term debt	12,372	14,372
Accrued interest payable	281	330
Accrued expenses and other liabilities	2,214	2,149

TOTAL LIABILITIES	531,274	540,105

Shareholders’ Equity
Common stock, $1 par value, 25,000,000 shares authorized; 6,913,636 and 6,860,367 shares issued and outstanding at December 31, 2012 and 2011, respectively	6,914	6,860
Preferred stock, no par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	42,000	41,851
Retained earnings (accumulated deficit)	4,187	(450)
Accumulated other comprehensive income	1,078	1,285

TOTAL SHAREHOLDERS’ EQUITY	54,179	49,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$585,453	$589,651

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$23,405	$28,172	$30,896
Federal funds sold and interest-earning deposits in other banks	164	109	68
Investments	1,563	2,102	2,646

TOTAL INTEREST INCOME	25,132	30,383	33,610

INTEREST EXPENSE
Money market, NOW and savings deposits	522	643	1,180
Time deposits	5,678	7,255	7,921
Short term debt	113	228	276
Long term debt	319	299	303
TOTAL INTEREST EXPENSE	6,632	8,425	9,680
NET INTEREST INCOME	18,500	21,958	23,930

PROVISION FOR LOAN LOSSES	(2,597)	6,218	15,634

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,097	15,740	8,296

NON-INTEREST INCOME
Fees from pre-sold mortgages	296	183	226
Service charges on deposit accounts	1,200	1,475	1,641
Gain on branch sale	557	-	-
Other fees and income	1,545	1,159	811

TOTAL NON-INTEREST INCOME	3,598	2,817	2,678

NON-INTEREST EXPENSE
Personnel	8,318	8,842	9,370
Occupancy and equipment	1,346	1,418	1,557
Deposit insurance	763	910	956
Professional fees	1,495	1,861	2,141
Information systems	1,429	1,586	1,625
Foreclosure related expenses	1,165	1,841	985
Other	2,720	2,647	2,579

TOTAL NON-INTEREST EXPENSE	17,236	19,105	19,213

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)	7,459	(548)	(8,239)

INCOME TAX (BENEFIT)	2,822	(385)	(3,284)

NET INCOME (LOSS)	$4,637	$(163)	$(4,955)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.67	$(.02)	$(.72)
Diluted	$0.67	$(.02)	$(.72)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,898,147	6,887,168	6,875,845
Diluted	6,898,377	6,887,168	6,875,845

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(Amounts in thousands)

Net income (loss)	$4,637	$(163)	$(4,955)

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities- available for sale	(91)	286	(348)
Tax effect	31	(104)	116
	(60)	182	(232)

Reclassification adjustment for losses included in net income (loss)	(223)	(113)	(37)
Tax effect	76	38	11
	(147)	(75)	(26)

Total	(207)	107	(258)

Total comprehensive income (loss)	$4,430	$(56)	$(5,213)

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2012, 2011 and 2010

				Retained	Accumulated
			Additional	earnings	other	Total
	Common stock		paid-in	(accumulated)	comprehensive	shareholders’
	Shares	Amount	capital	(deficit)	income	equity
	(Amounts in thousands, except share and per data share)

Balance at December 31, 2009	6,837,952	$6,838	$41,467	$4,668	$1,436	$54,409

Net loss	-	-	-	(4,955)	-	(4,955)

Other comprehensive loss, net	-	-	-	-	(258)	(258)

Exercise of stock options	75,684	76	256	-	-	332

Tax benefit from stock option exercises	-	-	16	-	-	16

Stock based compensation	-	-	148	-	-	148

Balance at December 31, 2010	6,913,636	6,914	41,887	(287)	1,178	49,692

Net loss	-	-	-	(163)	-	(163)

Common stock received as collateral on loan default	(53,269)	(54)	(111)	-	-	(165)

Other comprehensive income, net	-	-	-	-	107	107

Stock based compensation	-	-	75	-	-	75

Balance at December 31, 2011	6,860,367	6,860	41,851	(450)	1,285	49,546

Net income	-	-	-	4,637	-	4,637

Sale of common stock	53,269	54	111	-	-	165

Other comprehensive loss, net	-	-	-	-	(207)	(207)

Stock based compensation	-	-	38	-	-	38

Balance at December 31, 2012	6,913,636	$6,914	$42,000	$4,187	$1,078	$54,179

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,637	$(163)	$(4,955)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Recovery of (provision for) loan losses	(2,597)	6,218	15,634
Depreciation and amortization of premises and equipment	581	659	751
Amortization and accretion of investment securities	546	718	836
Amortization of deferred loan fees and costs	(197)	(200)	(176)
Amortization of core deposit intangible	115	153	154
Loss on sale of premises and equipment	-	-	11
Deferred income taxes	2,784	(366)	(2,405)
Stock-based compensation	38	75	148
Loss on write down on other assets	-	82	-
Gain on sale of branches	(557)	-	-
Increase in cash surrender value of bank owned life insurance	(247)	(254)	(262)
Net loss on sale and write-downs of foreclosed real estate	960	1,423	656
Net loss on investment security sales and paydowns	223	113	37
Change in assets and liabilities:
Net change in accrued interest receivable	367	485	102
Net change in other assets	1,781	1,733	(1,444)
Net change in accrued expenses and other liabilities	16	(90)	(242)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,450	10,586	8,845

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	-	-	(315)
Redemption of FHLB stock	275	200	-
Purchase of investment securities available for sale	(42,148)	(16,209)	(21,836)
Maturities of investment securities available for sale	14,122	25,836	15,796
Mortgage-backed securities pay-downs	12,805	11,261	11,104
Proceeds from sale of investment securities available for sale	500	500	-
Net change in loans outstanding	45,227	44,051	(11,223)
Cash paid on sale of branches	(12,621)	-	-
Purchase of other non-marketable securities	(138)	(50)	(100)
Redemption of other-non-marketable securities	113	52	-
Proceeds from sale of loans	342	-	2,618
Proceeds from sale of foreclosed real estate	4,058	2,011	1,712
Proceeds from the sale of premises and equipment	-	1	5
Retirement of premises and equipment	19	-	-
Purchases of premises and equipment	(231)	(34)	(1,426)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	22,323	67,619	(3,665)

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$11,603	$(33,222)	$(5,663)
Proceeds from short term debt	6,666	2,184	2,000
Repayments from short term debt	(10,695)	(3,973)	1,102
Proceeds from long term debt	-	-	6,000
Repayments from long term debt	(2,000)	(2,000)	(2,000)
Proceeds from sale of common stock	165	-	-
Tax benefit from exercise of stock options	-	-	16
Proceeds from the exercise of stock options	-	-	332

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,739	(37,011)	1,787

NET CHANGE IN CASH AND CASH EQUIVALENTS	36,512	41,194	6,967

CASH AND CASH EQUIVALENTS, BEGINNING	77,096	35,902	28,935

CASH AND CASH EQUIVALENTS, ENDING	$113,608	$77,096	$35,902

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$6,681	$8,490	$9,634
Income taxes paid	-	-	939
Non-cash transactions:
Unrealized gains (losses) on investments securities available for sale, net of tax	(207)	107	(258)
Transfer from loans to foreclosed real estate	4,820	2,810	3,495
Transfer from foreclosed real estate to premises and equipment	-	-	960
Transfer from premises and equipment to premises and equipment held for sale	-	1,113	-
Common stock received as collateral on loan default	-	(165)	-

See accompanying notes.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of other real estate owned.

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
Years Ended December 31, 2012, 2011 and 2010

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
Years Ended December 31, 2012, 2011 and 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost at December 31, 2012 and 2011. The Company continually monitors the financial strength of the FHLB and evaluates the investment for potential impairment. There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the Bank’s investment in FHLB stock.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 40 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

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
Years Ended December 31, 2012, 2011 and 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank Owned Life Insurance

Bank Owned Life Insurance ("BOLI") is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefit proceeds received in excess of the policy's cash surrender value are recognized to income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At December 31, 2012 and 2011, the Company held no policy loans against its BOLI cash surrender values or restrictions on the use of the proceeds.

Intangible Assets

Intangible assets with finite lives include core deposits and other intangibles. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed an impairment test of the core deposit intangible at December 31, 2012 and found no impairment to exist. The Company’s core deposit intangible is amortized using the straight-line method over nine years. The gross amount of the core deposit intangible is $1.4 million with $1.1 million being amortized to date, leaving a remaining net balance of $0.3 million as of December 31, 2012.

The table below summarizes the remaining core deposit intangible amortization (dollars in thousands):

2013	$116
2014	116
2015	66

$298

Stock-Based Compensation

The Company has certain stock-based employee compensation plans, described more fully in Note L. Generally accepted accounting principles (“GAAP”) require recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). GAAP also requires the compensation cost for all awards granted after the date of adoption and any unvested awards that remained outstanding as of the date of adoption to be measured based on the fair value of the award on the grant date.

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

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income, continued

For the years ended December 31, 2012, 2011 and 2010, total comprehensive income (loss) was $4.4 million, ($56,000) and ($5.2 million), respectively. The deferred tax liability related to the components of comprehensive income amounted to $699,000 and $806,000 as of December 31, 2012 and 2011, respectively. The accumulated balance of other comprehensive income was $1.1 million and $1.2 million at December 31, 2012 and 2011, respectively.

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

	2012	2011	2010

Weighted average number of common shares used in computing basic net income per share	6,898,147	6,887,168	6,875,845

Effect of dilutive stock options	230	-	-

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	6,898,377	6,887,168	6,875,845

At December 31, 2012, there were 360,931 anti-dilutive options. All options were anti-dilutive at December 31, 2011, and 2010.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The following summarizes recent accounting pronouncements and their expected impact on the Company:

Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for annual periods beginning after December 15, 2011, and did not have a significant impact on the Company’s financial statements upon adoption on January 1, 2012.

ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for annual periods beginning after December 15, 2011, and did not have a significant impact on the Company’s financial statements upon adoption on January 1, 2012.

ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. ASU 2011-12 amends Topic 220 to allow the Financial Accounting Standards Board (“FASB”) time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities were required to apply these requirements for fiscal years, and interim periods within those years beginning after December 15, 2011. The Company has adopted the standard and the adoption of ASU 2011-12 did not have an impact on the Company’s financial condition, results of operations, or cash flows.

ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (“AOCI”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of the amounts reclassified out of the AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. The standard is effective prospectively for annual and interim reporting periods

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

beginning after December 15, 2012. The Company has adopted the standard and the adoption of ASU 2013-02 did not have any impact on the Company’s financial condition, results of operations, or cash flows.

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

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investments (“AFS”), with gross unrealized gains and losses, follow:

	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:

U.S. government agencies – GSE’s (“Government Sponsored Entities”)	$36,951	$248	$(45)	$37,154
Mortgage-backed securities – GSE’s	34,794	1,189	(29)	35,954
Municipal bonds	7,970	414	(1)	8,383

	$79,715	$1,851	$(75)	$81,491

As of December 31, 2012, accumulated other comprehensive income included net gains of $1.8 million, net of deferred income taxes of $699,000.

	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s (“Government Sponsored Entities”)	$26,085	$327	$-	$26,412
Mortgage-backed securities – GSE’s	33,871	1,316	(18)	35,169
Municipal bonds	5,807	466	-	6,273

	$65,763	$2,109	$(18)	$67,854

As of December 31, 2011, accumulated other comprehensive income included net gains of $2.1 million, net of deferred income taxes of $806,000.

During the year ended December 31, 2012 and 2011, the pay down of GSE’s resulted in gross realized gains of $10,000 and $24,000, respectively, and realized losses of $233,000 and $137,000, respectively for each period. These pay downs generated $12.8 million and $11.3 million in proceeds during these respective periods.

Securities with a carrying value of $39.5 million and $41.8 million at December 31, 2012 and 2011, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2012 and 2011.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE C - INVESTMENT SECURITIES (Continued)

	2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$5,959	$45	$-	$-	$5,959	$45
Mortgage-backed securities- GSE’s	10,286	29	-	-	10,286	29
Municipal bonds	677	1	-	-	677	1
Total temporarily impaired securities	$16,922	$75	$-	$-	$16,922	$75

At December 31, 2012, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. Ten GSE’s and one municipal bond had unrealized losses for less than twelve months totaling $75,000 at December 31, 2012. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities.

	2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
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

Since none of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended December 31, 2012 and December 31, 2011.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE C - INVESTMENT SECURITIES (Continued)

The following table sets forth certain information regarding the amortized costs, carrying values and contractual maturities of the Company’s investment portfolio at December 31, 2012.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s
Due within one year	$9,385	$9,460
Due after one but within five years	16,947	17,047
Due after five but within ten years	6,003	5,958
Due after ten years	4,616	4,689
	36,951	37,154
Mortgage-backed securities – GSE’s
Due within one year	1,085	1,152
Due after one but within five years	27,188	28,290
Due after five but within ten years	4,505	4,500
Due after ten years	2,016	2,012
	34,794	35,954
Municipal bonds
Due within one year	350	351
Due after one but within five years	2,354	2,541
Due after five but within ten years	3,665	3,787
Due after ten years	1,601	1,704
	7,970	8,383
Total securities available for sale
Due within one year	10,820	10,963
Due after one but within five years	46,489	47,878
Due after five but within ten years	14,173	14,245
Due after ten years	8,233	8,405

	$79,715	$81,491

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

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE D - LOANS

The following is a summary of loans at December 31, 2012 and 2011:

	2012		2011
		Percent		Percent
	Amount	of total	Amount	of total
	(dollars in thousands)
Real estate loans:
1 to 4 family residential	$41,017	11.14%	$52,182	12.49%
Commercial real estate	186,949	50.82%	192,047	45.98%
Multi-family residential	19,524	5.31%	23,377	5.60%
Construction	48,220	13.11%	70,846	16.96%
Home equity lines of credit (“HELOC”)	34,603	9.41%	38,702	9.27%

Total real estate loans	330,313	89.79%	377,154	90.30%

Other loans:
Commercial and industrial	29,297	7.96%	33,146	7.94%
Loans to individuals	8,615	2.34%	7,583	1.82%
Overdrafts	119	.03%	88	.02%
Total other loans	38,031	10.33%	40,817	9.78%

Gross loans	368,344		417,971

Less deferred loan origination fees, net	(452)	(.12)%	(347)	(.08)%

Total loans	367,892	100.00%	417,624	100.00%

Allowance for loan losses	(7,897)		(10,034)

Total loans, net	$359,995		$407,590

Loans are primarily made in southeastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and can be affected by the local economic conditions.

At December 31, 2012, the Company had pre-approved but unused lines of credit totaling $55.2 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

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

Also, much consideration needs to be given to the cost of the project and sources of funds needed to complete construction as well as identifying any sources of equity funding. Construction loans are traditionally considered to be higher risk loans involving technical and legal requirements inherently different from other types of loans; however with thorough credit underwriting, proper loan structure, and diligent loan servicing, these risks can be mitigated. Some examples of risks inherent in this type of lending include: underestimated costs, inflation of material and labor costs, site difficulties (i.e. rock, soil), project not built to plans, weather delays and natural disasters, borrower/contractor/subcontractor disputes which prompt liens, interest rates increasing beyond budget.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

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

Related Parties

The Bank has had loan transactions with its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features. The following table represents loan transactions for directors and executive officers who held that position as of December 31, 2012. A summary of related party loan transactions, in thousands, is as follows:

Balance at January 1, 2012	$14,262
Exposure of directors/executive officers added in 2012	92
Borrowings	3,227
Directors, resigned or retired from board in 2012	(4,066)
Loan repayments	(10,699)

Balance at December 31, 2012	$2,816

At December 31, 2012, there was $1.1 million of unused lines of credit outstanding to directors and executive officers of the Company and its subsidiaries.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE D - LOANS (Continued)

Non-Accrual and Past Due Loans

The following tables present as of December 31, 2012 and 2011 an age analysis of past due loans, segregated by class of loans:

	30+	Non-	Total
	Days	Accrual	Past		Total
2012	Past Due	Loans	Due	Current	Loans
	(dollars in thousands)

Commercial and industrial	$215	$319	$534	$28,763	$29,297
Construction	138	2,298	2,436	45,784	48,220
Multi-family residential	-	1,482	1,482	18,042	19,524
Commercial real estate	241	4,373	4,614	182,335	186,949
Loans to individuals & overdrafts	19	11	30	8,704	8,734
1 to 4 family residential	536	1,061	1,597	39,420	41,017
HELOC	30	582	612	33,991	34,603
Deferred loan (fees) cost, net					(452)
	$1,179	$10,126	$11,305	$357,039	$367,892

	30+	Non-	Total
	Days	Accrual	Past		Total
2011	Past Due	Loans	Due	Current	Loans
	(dollars in thousands)

Commercial and industrial	$48	$171	$219	$32,927	$33,146
Construction	568	4,072	4,640	66,206	70,846
Multi-family residential	1,540	-	1,540	21,837	23,377
Commercial real estate	1,013	10,425	11,438	180,609	192,047
Loans to individuals & overdrafts	10	176	186	7,485	7,671
1 to 4 family residential	735	1,875	2,610	49,572	52,182
HELOC	333	904	1,237	37,465	38,702
Deferred loan (fees) cost, net					(347)
	$4,247	$17,623	$21,870	$396,101	$417,624

There were no loans greater than 90 days past due and still accruing interest at December 31, 2012. At December 31, 2011 there were three loans totaling $108,000 that were 90 or more days past due and still accruing interest.

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

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE D - LOANS (Continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of
December 31, 2012 and December 31, 2011:

				December 31, 2012
		Contractual		Year to Date
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
2012:	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$545	$810	$-	$496	$20
Construction	2,376	2,940	-	2,088	20
Commercial real estate	5,987	6,475	-	9,988	195
Loans to individuals & overdrafts	3	13	-	123	-
Multi-family residential	1,442	1,442	-	1,501	-
HELOC	641	821	-	891	6
1 to 4 family residential	2,725	2,995	-	1,985	123

Subtotal:	13,719	15,496	-	17,072	364
With an allowance recorded:
Commercial and industrial	65	66	51	80	5
Construction	266	266	64	1,358	6
Commercial real estate	4,505	5,474	581	3,433	298
Loans to individuals & overdrafts	21	21	4	27	1
Multi-family Residential	40	40	9	25	-
HELOC	179	179	43	235	10
1 to 4 family residential	926	926	157	1,089	56
Subtotal:	6,002	6,972	909	6,247	376
Totals:
Commercial	15,226	17,513	705	18,969	544
Consumer	24	34	4	150	1
Residential	4,471	4,921	200	4,200	195

Grand Total:	$19,721	$22,468	$909	$23,319	$740

Impaired loans at December 31, 2012 were approximately $19.7 million and were comprised of $10.1 million in non-accrual loans and $9.6 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately, $6.0 million of the $19.7 million in impaired loans at December 31, 2012 had specific allowances provided while the remaining $13.7 million had no specific allowances recorded. Of the $13.7 million with no allowance recorded, $3.0 million of those loans had partial charge-offs recorded.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE D - LOANS (Continued)

Impaired Loans (Continued)

				December 31, 2011
		Contractual		Year to Date
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized on
	Investment	Balance	Allowance	Investment	Impaired Loans
2011:	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$478	$808	$-	$290	$25
Construction	1,011	1,166	-	1,539	23
Commercial real estate	9,195	10,085	-	7,889	158
Loans to individuals & overdrafts	217	234	-	175	4
Multi-family residential	1,540	1,540	-	1,041	102
1 to 4 family residential	2,100	2,929	-	1,747	33
HELOC	730	824	-	405	-
Subtotal:	15,271	17,586	-	13,086	345
With an allowance recorded:
Commercial and industrial	-	-	-	272	-
Construction	3,365	4,085	674	1,269	4
Commercial real estate	5,039	5,929	498	4,043	71
Loans to individuals & overdrafts	16	16	15	102	1
Multi-family Residential	-	-	-	-	-
1 to 4 family residential	736	774	170	2,000	35
HELOC	408	435	158	320	10
Subtotal:	9,564	11,239	1,515	8,006	121
Totals:
Commercial	20,628	23,613	1,172	16,343	383
Consumer	233	250	15	277	5
Residential	3,974	4,962	328	4,472	78

Grand Total:	$24,835	$28,825	$1,515	$21,092	$466

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

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE D - LOANS (Continued)

Troubled Debt Restructurings

The following table presents loans that were modified as TDRs within the previous twelve months with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2012 and 2011:

	Twelve Months Ended December 31, 2012
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	loans	investments	investments
	(dollars in thousands)

Below market interest rate:
Commercial and Industrial	$-	$-	$-
Construction	-	-	-
Commercial real estate	-	-	-
Loans to individuals and overdrafts	-	-	-
1 to 4 family residential	-	-	-
HELOC	-	-	-
Total	-	-	-

Extended payment terms:
Commercial and Industrial	1	116	114
Construction	2	294	284
Commercial real estate	4	1,281	863
Multi-family residential	1	1,524	1,514
Loans to individuals and overdrafts	-	-	-
1 to 4 family residential	2	100	96
HELOC	-	-	-
Total	10	3,315	2,871

Other:
Commercial and Industrial	-	-	-
Construction	-	-	-
Commercial real estate	2	849	837
Loans to individuals and overdrafts	-	-	-
1 to 4 family residential	-	-	-
HELOC	6	306	301
Total	8	1,155	1,138

Total	18	$4,470	$4,009

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE D - LOANS (Continued)

Troubled Debt Restructurings (Continued)

As noted in the table above, there were eight loans that were considered troubled debt restructures for reasons other than below market interest rates, extended terms or forgiveness of principal. These loans were renewed at terms that vary from those that the Company would enter into for new loans of this type.

Twelve Months Ended December 31, 2011
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	loans	investments	investments
(dollars in thousands)
Below market interest rate:
Commercial and Industrial	-	$-	$-
Construction	-	-	-
Commercial real estate	-	-	-
Loans to individuals and overdrafts	-	-	-
1 to 4 family residential	-	-	-
HELOC	-	-	-
Total	-	-	-

Extended payment terms:
Commercial and Industrial	1	211	211
Construction	3	3,226	3,226
Commercial real estate	11	6,502	6,473
Loans to individuals and overdrafts	-	-	-
1 to 4 family residential	5	456	453
HELOC	-	-	-
Total	20	10,395	10,363

Forgiveness of principal:
Commercial and Industrial	-	-	-
Construction	-	-	-
Commercial real estate	1	938	635
Loans to individuals and overdrafts	-	-	-
Multi-family residential	-	-	-
1 to 4 family residential	-	-	-
HELOC	-	-	-
Total	1	938	635

Total	21	$11,333	$10,998

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE D - LOANS (continued)

Troubled Debt Restructurings (Continued)

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) within the previous twelve months for which there was a payment default together with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2012 and 2011:

Twelve months ended
December 31, 2012
	Number	Recorded
	of loans	investment
(dollars in thousands)
Below market interest rate:
Commercial and Industrial	-	$-
Construction	-	-
Commercial real estate	-	-
Loans to individuals and overdrafts	-	-
1 to 4 family residential	-	-
HELOC	-	-
Total	-	-

Extended payment terms:
Commercial and Industrial	1	114
Construction	-	-
Commercial real estate	5	2,377
Loans to individuals and overdrafts	-	-
Multi-family residential	-	-
1 to 4 family residential	2	96
HELOC	-	-
Total	8	2,587

Forgiveness of principal:
Commercial and Industrial	-	-
Construction	-	-
Commercial real estate	-	-
Loans to individuals and overdrafts	-	-
1 to 4 family residential	-	-
HELOC	-	-
Total	-	-

Other:
Commercial and industrial	-	-
Construction	-	-
Commercial real estate	-	-
Loans to individuals and overdrafts	-	-
1-to-4 family residential	-	-
Multi-family residential	-	-
HELOC	-	-
Total	-	-

Total	8	$2,587

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE D - LOANS (continued)

Troubled Debt Restructurings (Continued)

Twelve months ended
December 31, 2011
	Number	Recorded
	of loans	investment
(dollars in thousands)
Below market interest rate:
Commercial and Industrial	-	$-
Construction	-	-
Commercial real estate	-	-
Loans to individuals and overdrafts	-	-
1 to 4 family residential	-	-
HELOC	-	-
Total	-	-

Extended payment terms:
Commercial and Industrial	1	211
Construction	1	1,170
Commercial real estate	1	1,472
Loans to individuals and overdrafts	-	-
1 to 4 family residential	-	-
HELOC	-	-
Total	3	2,853

Forgiveness of principal:
Commercial and Industrial	-	-
Construction	-	-
Commercial real estate	1	635
Loans to individuals and overdrafts	-	-
1 to 4 family residential	-	-
HELOC	-	-
Total	1	635

Total	4	$3,488

The following table presents the successes and failures of the types of modifications within the previous twelve months as of December 31, 2012 and 2011:

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
	of loans	Investment	of loans	Investment	of loans	Investment	of loans	Investment
	(dollars in thousands)
2012
Below market interest rate	-	$-	-	$-	-	$-	-	$-
Extended payment terms	-	-	7	2,694	1	40	2	137
Forgiveness of principal	-	-	-	-	-	-	-	-
Other	-	-	8	1,138	-	-	-	-

Total	-	$-	15	$3,832	1	$40	2	$137

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE D - LOANS (Continued)

Troubled Debt Restructurings (Continued)

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
	of loans	Investment	of loans	Investment	of loans	Investment	of loans	Investment
	(dollars in thousands)
2011
Below market interest rate	-	$-	-	$-	-	$-	-	$-
Extended payment terms	-	-	7	1,379	10	6,131	3	2,853
Forgiveness of principal	-	-	-	-	-	-	1	635

Total	-	$-	7	$1,379	10	$6,131	4	$3,488

At December 31, 2012, the Company had thirty-three loans with a balance of $6.6 million that were considered to be troubled debt restructurings. Of those TDRs, fourteen loans with a balance totaling $1.9 million were still accruing as of December, 2012. The remaining nineteen TDRs with a balance totaling $4.7 million were in non-accrual status. All troubled debt restructures are included in non-performing assets and impaired loans.

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

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE D - LOANS (Continued)

Credit Quality Indicators

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

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE D - LOANS (Continued)

Credit Quality Indicators (Continued)

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

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE D - LOANS (Continued)

Credit Quality Indicators (Continued)

The following tables presents information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of December 31, 2012 and 2011:

December 31, 2012
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
	(dollars in thousands)

Superior	$296	$49	$-	$-
Very good	7	2	300	-
Good	7,406	715	19,623	-
Acceptable	7,482	3,818	66,716	7,320
Acceptable with care	12,803	37,625	70,895	9,704
Special mention	691	3,233	18,278	1,018
Substandard	612	2,778	11,137	1,482
Doubtful	-	-	-	-
Loss	-	-	-	-
	$29,297	$48,220	$186,949	$19,524

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$33,944	$32,347
Special mention	2,839	1,103
Substandard	4,234	1,153
	$41,017	$34,603

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$8,634
Non-pass	100
$8,734

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE D - LOANS (Continued)

Credit Quality Indicators (Continued)

December 31, 2011
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
	(dollars in thousands)

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
Years Ended December 31, 2012, 2011 and 2010

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

In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used net charge-off history for most recent eight consecutive quarters. In determining the appropriate level of the allowance for loan losses at December 31, 2012, the loss history was expanded to ten consecutive quarters of net charge-offs. Since the most recent quarters contain a declining amount of charge offs coupled with a large number of recoveries and thus have a lower loss history than quarters from 2010 and 2011, management determined that the expansion of loss history better reflects the inherent losses in the current loan portfolio. The impact of this adjustment to the allowance for loan losses resulted in a $564,000 increase to our loan loss reserves as compared to the methodology previously used. Loan loss provisions in 2012 have also been affected by the decline in overall loan balances during the year.

Loans are deemed uncollectible at the discretion of the Chief Credit Officer, based on a variety of credit, collateral, documentation and other issues. In the case of uncollectible receivables, the collateral is considered unsecured and therefore fully charged off.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE D - LOANS (Continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan segment for the twelve month periods ended December 31, 2012 and 2011, respectively (in thousands):

2012	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Balance, beginning of period 01/01/2012	$719	$1,540	$4,771	$1,661	$1,122	$94	$127	$10,034
Provision for loan losses	(2,962)	(339)	1,468	(591)	(110)	(42)	(21)	(2,597)
Loans charged-off	(193)	(720)	(1,580)	(232)	(459)	(70)	-	(3,254)
Recoveries	2,714	317	287	232	74	90	-	3,714
Balance, end of period 12/31/2012	$278	$798	$4,946	$1,070	627	$72	$106	$7,897

Ending Balance: individually evaluated for impairment	$51	$64	$581	$157	$43	$4	$9	$909
Ending Balance: collectively evaluated for impairment	$227	$734	$4,365	$913	$584	$68	$97	$6,988

Loans:
Ending Balance	$29,297	$48,220	$186,949	$41,017	$34,603	$8,734	$19,524	$368,344
Ending Balance: individually evaluated for impairment	$611	$2,642	$10,492	$3,651	$819	$24	$1,482	$19,721
Ending Balance: collectively evaluated for impairment	$28,686	$45,578	$176,457	$37,366	$33,784	$8,710	$18,042	$348,623

2011	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Balance, beginning of period 01/01/2011	$1,052	$349	$3,111	$1,900	$1,433	$1,530	$640	$10,015
Provision for loan losses	18	2,172	4,570	1,026	298	(1,353)	(513)	6,218
Loans charged-off	(4,116)	(993)	(2,970)	(1,512)	(661)	(170)	-	(10,422)
Recoveries	3,765	12	60	247	52	87	-	4,223
Balance, end of period 12/31/2011	$719	$1,540	$4,771	$1,661	$1,122	$94	$127	$10,034

Ending Balance: individually evaluated for impairment	$-	$674	$498	$170	$158	$15	$-	$1,515
Ending Balance: collectively evaluated for impairment	$719	$866	$4,273	$1,491	$964	$79	$127	$8,519

Loans:
Ending Balance	$33,146	$70,846	$192,047	$52,182	$38,702	$7,671	$23,377	$417,971
Ending Balance: individually evaluated for impairment	$478	$4,376	$14,234	$2,836	$1,138	$233	$1,540	$24,835
Ending Balance: collectively evaluated for impairment	$32,668	$66,470	$177,813	$49,346	$37,564	$7,438	$21,837	$393,136

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE D - LOANS (Continued)

Allowance for Loan Losses (Continued)

The negative provision for the commercial and industrial category in 2012 was due primarily to a $2.6 million recovery on the previously reported loan fraud by a large relationship borrower. Negative provisions in the construction, and 1 to 4 family and HELOC categories were the result of declines in outstanding loan balances from 2011 to 2012.

NOTE E - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2012 and 2011:

	2012	2011
	(dollars in thousands)

Land	$3,105	$3,105
Buildings	9,068	9,104
Furniture and equipment	3,592	3,424
Leasehold improvements	29	29
Construction in progress	-	19
	15,794	15,681
Less accumulated depreciation	4,855	4,438

Total	$10,939	$11,243

Depreciation amounting to approximately $581,000, $659,000, and $751,000 for the years ended December 31, 2012, 2011 and 2010, respectively, is included in occupancy and equipment expense, data processing and other outsourced services expense and other expenses.

As of December 31, 2011, the Company had a total of $1.1 million in premises and equipment which were classified as held for sale. There was no premises and equipment classified as held for sale as of December 31, 2012.

The Company has operating leases for its corporate offices and branches that expire at various times through 2027. Future minimum lease payments under the leases for years subsequent to December 31, 2012 are as follows (dollars in thousands):

2013	$122
2014	112
2015	109
2016	109
2017	109
Years thereafter	1,090

$1,651

During 2012, 2011, and 2010, payments under operating leases were approximately $131,000, $140,000, and $213,000, respectively. Lease expense was accounted for on a straight line basis.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE F - DEPOSITS

At December 31, 2012 the Company had $498.6 million in total deposits which was comprised of $92.3 million in non-interest bearing deposits and $406.3 million in interest bearing deposits. Of the $406.3 million in interest bearing deposits, $22.2 million were in savings accounts, $122.7 million were in money market and NOW accounts, and $261.4 million were in time deposits.

The scheduled maturities of time deposits at December 31, 2012 are as follows:

Total Time Deposits
(dollars in thousands)

Three months or less	$27,384
Over three months through twelve months	54,301
Over one year through two years	36,782
Over two years through three years	47,273
Over three years through four years	48,433
Over four years through five years	46,596
Over five years	659

$261,428

Time deposits with balances of $100,000 or more at December 31, 2012 were $134.6 million.

NOTE G - SHORT TERM AND LONG TERM DEBT

At December 31, 2012, the Company had $17.8 million in short term debt and $12.4 million in long term debt. Short term debt consisted of $15.8 million in securities sold under agreements to repurchase and FHLB advances with less than one year to maturity of $2.0 million. Long term debt consisted solely of $12.4 million in junior subordinated debentures.

At December 31, 2011, short term debt totaled $21.9 million and long term debt totaled $14.4 million. Short term debt consisted of $19.9 million in securities sold under agreements to repurchase and FHLB advances of $2.0 million with less than one year to maturity. Long term debt consisted of $12.4 million in junior subordinated debentures and FHLB advances of $2.0 million with more than one year to maturity.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

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

	2012	2011
	(Dollars in thousands)

Balance at December 31	$15,848	$19,877
Weighted average interest rate at December 31	0.27%	0.39%
Maximum amount outstanding at any month-end during the year	$24,923	$22,843
Average daily balance outstanding during the year	$21,636	$20,192
Average annual interest rate paid during the year	0.33%	0.76%

At December 31, 2012 and 2011, the Company had $2.0 million and $4.0 million in advances from the Federal Home Loan Bank of Atlanta or borrowings from the Federal Reserve Bank discount window. The $2.0 million in FHLB advances at December 31, 2012 were classified as short term borrowings.

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

The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2012.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE H - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
	(dollars in thousands)
Current tax provision:
Federal	$38	$(19)	$(879)
State	-	-	-
Total current tax provision (benefit)	38	(19)	(879)

Deferred tax provision:
Federal	2,217	(355)	(1,876)
State	567	(11)	(529)
Total deferred tax provision (benefit)	2,784	(366)	(2,405)

Net income tax provision (benefit)	$2,822	$(385)	$(3,284)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2012	2011	2010
	(dollars in thousands)

Income tax at federal statutory rate	$2,536	$(186)	$(2,801)

Increase (decrease) resulting from:
State income taxes, net of federal tax effect	374	(7)	(349)

Tax-exempt interest income	(68)	(72)	(89)
Income from life insurance	(84)	(87)	(89)
Incentive stock option expense	13	26	50
Other permanent differences	51	(59)	(6)

Provision for income taxes	$2,822	$(385)	$(3,284)

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE H - INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2012 and 2011 are as follows:

	2012	2011
	(dollars in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$3,044	$3,869
Deferred compensation	401	404
Supplemental executive retirement plan	61	61
Net operating loss/net economic loss	295	2,140
Write-downs on foreclosed real estate	107	354
AMT tax credit	58	58
Other	71	142
Total deferred tax assets	4,037	7,028
Deferred tax liabilities relating to:
Premises and equipment	(730)	(750)
Deferred loan fees/costs	(22)	(18)
Unrealized gain on available-for-sale securities	(699)	(806)
Core deposit intangible	(115)	(210)
Other	-	(95)
Total deferred tax liabilities	(1,566)	(1,879)

Net recorded deferred tax asset, included in other assets	$2,471	$5,149

The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009. As of December 31, 2012 and 2011 the Company has no uncertain tax provisions.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE H - INCOME TAXES (Continued)

Deferred Tax Asset

The Company’s net deferred tax asset was $2.5 million at December 31, 2012 and $5.1 million at December 31, 2011, respectively. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of December 31, 2012, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations or other factors could impact the realization of the deferred tax asset in the future.

The Company has no history of expiration of loss carry forwards. Management believes the Company’s forecasted earnings support a conclusion that a valuation allowance is not needed. Management closely monitors the previous twelve quarters of income (loss) before income taxes in evaluating the need for a deferred tax asset valuation allowance. This is referred to as the cumulative loss test.

As of December 31, 2012, the Company passed the cumulative loss test by $6.4 million excluding the one-time non-recurring charge-off pertaining to the previously reported loan fraud by a large relationship borrower and a large recovery on the same loan fraud. The Company feels confident that deferred tax assets are more likely than not to be realized.

NOTE I - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2012, that the Company meets all capital adequacy requirements to which it is subject. The Company’s significant assets are its investments in New Century Bank and New Century Statutory Trust I.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE I - REGULATORY MATTERS (Continued)

Regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank. The North Carolina Commissioner of Banks and the FDIC are also authorized to prohibit the payment of dividends under certain other circumstances.

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 9.25% at December 31, 2012.

Effective June 10, 2011, the Board of Directors of New Century Bank entered into a Memorandum of Understanding (“MOU”) with the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks. The MOU represented an informal agreement between the Board of Directors of New Century Bank, the Regional Director of the FDIC’s Atlanta Regional Office and the North Carolina Commissioner of Banks and required that New Century Bank’s management take certain actions to improve the bank’s lending function. The Memorandum also required the Bank to maintain minimum Tier 1 Leverage and Total Risk-Based Capital Ratios of 8.0% and 11.5%, respectively, during the life of the Memorandum.  The Memorandum also restricted the ability of the Bank to grow its total assets at a rate in excess of 10% per year or to declare cash dividends without the prior approval of the Commissioner and the FDIC.

On January 29, 2013, the MOU was resolved and terminated upon agreement of all parties.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE I - REGULATORY MATTERS (Continued)

As the following tables indicate, at December 31, 2012, the Company and related Bank subsidiary both exceeded minimum regulatory capital requirements as specified in the tables below.

			Minimum for capital
	Actual		adequacy purposes
The Company:	Amount	Ratio	Amount	Ratio
December 31, 2012:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$67,443	16.60%	$32,175	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	62,229	15.34%	16,359	4.00%
Tier 1 Capital (to Average Assets)	62,229	10.78%	23,013	4.00%

			Minimum for capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio
December 31, 2011:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$60,600	13.49%	$35,947	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	54,929	12.22%	17,973	4.00%
Tier 1 Capital (to Average Assets)	54,929	9.14%	24,033	4.00%

There are no well capitalized minimum requirements on holding companies like the Company.

New Century Bank’s actual capital amounts and ratios are presented in the table below as of December 31, 2012 and 2011:

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$65,917	16.24%	$32,584	8.00%	$46,840	11.50%
Tier 1 Capital (to Risk-Weighted Assets)	60,791	14.98%	16,294	4.00%	32,588	8.00%
Tier 1 Capital (to Average Assets)	60,791	10.52%	22,995	4.00%	57,489	8.00%

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:	(Dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$58,931	13.14%	$35,868	8.00%	$51,560	11.50%
Tier 1 Capital (to Risk-Weighted Assets)	53,272	11.88%	17,934	4.00%	35,868	8.00%
Tier 1 Capital (to Average Assets)	53,272	8.87%	24,033	4.00%	48,066	8.00%

The minimum requirements to be well capitalized at December 31, 2012 and 2011 are the regulatory minimum requirements outlined in the previously mentioned MOU.

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of December 31, 2012.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE I - REGULATORY MATTERS (Continued)

Management expects that the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future.

NOTE J - OFF-BALANCE SHEET RISK

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2012 is as follows:

Financial instruments whose contract amounts represent credit risk:	(In thousands)
Undisbursed commitments	$53,875
Letters of credit	1,366

NOTE K – FAIR VALUE MEASUREMENTS

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
Years Ended December 31, 2012, 2011 and 2010

NOTE K – FAIR VALUE MEASUREMENTS (Continued)

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies – GSE’s, mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE K – FAIR VALUE MEASUREMENTS (Continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 (dollars in thousands):

Investment securities available for sale December 31, 2012	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$37,154	$-	$37,154	$-
Mortgage-backed securities - GSE’s	35,954	-	35,954	-
Municipal bonds	8,383	-	8,383	-

Total	$81,491	$-	$81,491	$-

Investment securities available for sale December 31, 2011	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE’s	$26,412	$-	$26,412	$-
Mortgage-backed securities - GSE’s	35,169	-	35,169	-
Municipal bonds	6,273	-	6,273	-

Total	$67,854	$-	$67,854	$-

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310,”Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE K – FAIR VALUE MEASUREMENTS (Continued)

2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

The significant unobservable input used in the fair value measurement of the Company’s impaired loans range between 6 - 55% discount from appraisals for expected liquidation and sales costs.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the lower of cost or net realizable value, less the estimated costs to sell, at the date of foreclosure. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. At December 31, 2012 total assets classified as foreclosed real estate totaled $2.8 million.

The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate range between 16 – 20% discount from appraisals for expected liquidation and sales costs.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of December 31, 2012 and December 31, 2011 (dollars in thousands):

Asset Category December 31, 2012	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$8,104	$-	$-	$8,104

Foreclosed real estate	2,833	-	-	2,833

Total	$10,937	$-	$-	$10,937

Asset Category December 31, 2011	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$13,353	$-	$-	$13,353

Foreclosed real estate	3,031	-	-	3,031

Total	$16,384	$-	$-	$16,384

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE K – FAIR VALUE MEASUREMENTS (Continued)

As of December 31, 2012, the Bank identified $19.7 million in impaired loans, of which $8.1 million were carried at fair value on a non-recurring basis which included $6.0 million in loans that required a specific reserve of $909,000, and an additional $3.0 million in other loans without specific reserves that had charge-offs. As of December 31, 2011, the Bank identified $24.8 million in impaired loans, of which $13.4 million were carried at fair value on a non-recurring basis which included $9.6 million in loans that required a specific reserve of $1.5 million, and an additional $5.3 million in other loans without specific reserves that had charge-offs.

The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 2012 and 2011:

	December 31, 2012
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets:
Cash and due from banks	$13,498	$13,498	$13,498	$-	$-
Interest-earning deposits in other banks	97,081	97,081	97,081	-	-
Federal funds sold	3,029	3,029	3,029	-	-
Investment securities available for sale	81,491	81,491	-	81,491	-
Loans, net	359,995	377,591	-	-	377,591
Accrued interest receivable	1,636	1,636	-	-	1,636
Stock in the FHLB	973	973	-	-	973
Other non-marketable securities	1,105	1,105	-	-	1,105

Financial liabilities:
Deposits	$498,559	$507,478	$-	$507,478	$-
Short-term debt	17,848	17,848	-	17,848	-
Long-term debt	12,372	8,451	-	8,451	-
Accrued interest payable	281	281	-	-	281

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE K – FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2011
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
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
Years Ended December 31, 2012, 2011 and 2010

NOTE K – FAIR VALUE MEASUREMENTS (Continued)

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

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE L - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Plan

The Company has a 401(k) Plan and substantially all employees participate in the Plan. The Company matches 100% of the first 6% of an employee’s compensation contributed to the plan. Expenses attributable to the Plan amounted to $251,000, $311,000, and $319,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Employment Agreements

The Company has entered into employment agreements with three  executive officers to promote a stable and competent management base. These agreements provide for benefits as specified in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers' right to receive certain vested rights, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will generally be bound by the terms of those contracts.

Supplemental Executive Retirement Plans

The Company implemented a nonqualified supplemental executive retirement plan for the former Chief Executive Officer during 2003. Benefits accrued and vested during the period of employment, and will be paid in monthly benefit payments over the officer’s life after retirement. Provisions of $18,000, $71,000, and $26,000 were expensed for future benefits to be provided under this plan during 2012, 2011 and 2010, respectively. In conjunction with the implementation of this plan, the Company has purchased life insurance on certain key officers to help offset plan accruals. The life insurance policies provide the payment of a death benefit in the event an insured officer dies prior to attainment of retirement age. The total liability under this plan at December 31, 2012 and 2011 was $359,000 and $429,000, respectively.

As part of the acquisition of Progressive State Bank (“Progressive”), the Company assumed a liability for the supplemental early retirement plan for Progressive’s Chief Executive Officer. Provisions of $20,000, $57,000, and $21,000 and were expensed in 2012, 2011 and 2010, resulting in a total liability of $394,000 and $409,000 as of December 31, 2012 and 2011, respectively. Corresponding to this liability, Progressive had purchased a life insurance policy on a key officer to help offset the expense associated with future benefit payments. This policy was acquired by the Company upon its acquisition of Progressive.

Directors Deferred Compensation

The Company has instituted a Directors’ Deferral Plan whereby individual directors may elect annually to defer receipt of all or a designated portion of their directors’ fees for the coming year. Amounts so deferred are used to purchase shares of the Company’s common stock on the open market by the administrator of the Deferral Plan or to issue shares from the Company’s authorized but unissued shares, with such deferred compensation disbursed in the future as specified by the director at the time of his or her deferral election. All deferral amounts and matching contributions, if any, are paid into a rabbi trust with a separate account for each participant under the plan. Compensation and other expenses attributable to this plan for the years ended December 31, 2012, 2011 and 2010 were $220,000, $207,000, and $245,000, respectively. The Directors’ Deferral Plan was amended and restated on November 16, 2011 to ensure compliance with applicable regulations and to provide that the eventual payment of compensation deferred under the plan may be made only in the form of the Registrant’s common stock.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE L - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans

The Company has shareholder approved stock option plans under which options are granted to directors and employees of the Company and its subsidiary.

•	Options granted under the 2004 Incentive Stock Option Plan vested over a five-year period with none vested at the time of grant. In 2012, 2011 and 2010, 5,750, 6,000 and 10,000 incentive stock options were granted under the 2004 Incentive Stock Option Plan, respectively.
•	On May 11, 2010, the shareholders of the Company approved the implementation of the New Century Bancorp, Inc. 2010 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights. Incentive stock options under the Omnibus Plan vest over a five-year period with none vested at the time of grant. Officers and other full-time employees of the Company and the Bank, including executive officers and directors, are eligible to receive awards under the Omnibus Plan. However, no projections have been made as to specific award terms or recipients. There were no incentive stock options granted under this plan in 2012. In 2011, 37,500 incentive stock options were granted under the 2010 Omnibus Plan. There were no incentive stock options granted under this plan in 2010.

The estimated weighted average fair market value of each option awarded, using the Black-Scholes option pricing model, together with the assumptions used in estimating those weighted average fair values, are displayed below:

	2012	2011	2010

Estimated fair value of options granted	$2.61	$2.43	$3.07

Assumptions in estimating average option values:
Risk-free interest rate	1.49%	2.55%	3.49%
Dividend yield	0%	0%	0%
Volatility	49.85%	47.06%	50.29%
Expected life (in years)	8.00	7.25	8.00

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE L - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

A summary of the Company’s option plans as of and for the year ended December 31, 2012 is as follows:

		Outstanding Options		Exercisable Options
	Shares		Weighted		Weighted
	Available		Average		Average
	for Future	Number	Exercise	Number	Exercise
	Grants	Outstanding	Price	Outstanding	Price

At December 31, 2011	285,942	422,739	$8.58	359,123	$9.04

Options authorized	-	-	-	-	-
Options granted/vested	(5,750)	5,750	4.77	18,204	7.28
Options exercised	-	-	-	-	-
Options forfeited	64,147	(64,147)	8.48	(49,566)	$(10.54)

At December 31, 2012	344,339	364,342	$8.53	327,761	$8.90

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2012 was $21,000 and $5,000, respectively. Outstanding and exercisable options had no intrinsic value as of December 31, 2011 or 2010. The unrecognized compensation expense for outstanding options at December 31, 2012, 2011, and 2010 was $69,000, $147,000, and $237,000, respectively. As of December 31, 2012, this cost is expected to be recognized over a weighted average period of 1.48 years.

The weighted average remaining life of options outstanding and options exercisable as of December 31, 2012 was 2.94 years and 2.38 years, respectively. The weighted average remaining life of options outstanding and options exercisable as of December 31, 2011 was 4.03 years and 3.28 years, respectively. Information regarding the stock options outstanding at December 31, 2012 is summarized below:

	Number	Number
	of options	of options
Range of Exercise Prices	outstanding	Exercisable

$2.25 - $7.07	272,562	236,881
$7.08 - $10.69	22,330	21,430
$10.70 - $16.22	69,450	69,450

Outstanding at end of year	364,342	327,761

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE L - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

A summary of the status of the Company’s non-vested options as of December 31, 2012 and changes during the year ended December 31, 2012, is presented below:

		Weighted-Average
		Grant Date
Non-vested Options	Options	Fair Value
Non-vested at December 31, 2011	63,616	$2.87
Granted	5,750	2.61
Vested	31,362	2.30
Forfeited	(64,147)	2.91
Non-vested at December 31, 2012	36,581	2.64

For the years ended December 31, 2012, 2011 and 2010, the intrinsic value of options exercised was $0, $0, and $96,000, respectively, and the grant-date fair value of options vested was $38,000, $75,000, $148,000, respectively. No cash was received from stock option exercises for the years ended December 31, 2012 or 2011.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE M - PARENT COMPANY FINANCIAL DATA

Following are the condensed balance sheets of New Century Bancorp as of and for the years ended December 31, 2012 and 2011 and the related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2012:

Condensed Balance Sheets

December 31, 2012 and 2011

(dollars in thousands)

	2012	2011
Assets
Cash balances with New Century Bank	$1,437	$1,053
Investment in New Century Bank	64,639	59,889
Investment in New Century Statutory Trust I	513	503
Other assets	109	776
Total Assets	$66,698	$62,221

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Accrued interest and other liabilities	147	303

Shareholders’ equity:
Common stock	6,914	6,860
Additional paid-in capital	42,000	41,851
Retained earnings (accumulated deficit)	4,187	(450)
Accumulated other comprehensive income	1,078	1,285
Total Shareholders’ Equity	54,179	49,546

Total Liabilities and Shareholders’ Equity	$66,698	$62,221

Condensed Statements of Operations

Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands)

	2012	2011	2010

Dividends	$-	$-	$233
Equity in earnings (losses) of subsidiaries	4,929	115	(4,904)
Operating expense	(437)	(417)	(425)
Income tax benefit	145	139	141

Net income (loss)	$4,637	$(163)	$(4,955)

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE M - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands)

	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,637	$(163)	$(4,955)
Equity in undistributed (income) losses of subsidiaries	(4,929)	(115)	4,904
Net change in other assets	667	647	(124)
Net change in other liabilities	(156)	177	(8)
Net cash provided (used) by operating activities	219	546	(183)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	165	-	-
Proceeds from other issuance of common stock	-	-	332
Tax benefit from stock option exercises	-	-	16

Net cash provided by financing activities	165	-	348

Net increase in cash and cash equivalents	384	546	165

Cash and cash equivalents at beginning of year	1,053	507	342

Cash and cash equivalents, end of year	$1,437	$1,053	$507

NOTE N - RELATED PARTY TRANSACTIONS

During 2012 and 2011, there were no related party transactions other than loan transactions with the Company’s officers and directors as discussed in Note D.

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

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE O – PREVIOUSLY REPORTED LOAN FRAUD

In 2010, the Bank discovered loan fraud in connection with one of the Bank’s largest loan relationships. The previously reported loan fraud included multiple loans to the same borrower and related entities and had been committed over a period of years.

In September 2010, $10.8 million in loans were charged-off pertaining to this previously reported loan fraud. The Bank is committed to employing every legal remedy available to recover losses arising from this loan fraud. During the years ended December 31, 2012, 2011 and 2010, $2.6 million, $3.7 million and $777,000 of losses were recovered on these loans. Additionally, there were $47,000, $361,000 and $211,000 in legal and investigative fees incurred in the years ended December 31, 2012, 2011 and 2010 to determine the extent of the fraud and the potential for any additional losses or recoveries.

NOTE P –BRANCH SALE

On April 6, 2012, the Bank sold all deposits and selected assets associated with two branch offices located in Pembroke and Raeford, North Carolina. The transaction was consummated pursuant to a definitive purchase and assumption agreement with Lumbee Guarantee Bank (“Lumbee”), Pembroke, North Carolina, which was entered into on December 20, 2011. The purchase price under the terms of the purchase and assumption agreement was $1.8 million which included $1.1 million for all real property and equipment and $688,000 for a deposit premium. The deposit premium was offset by the write-off of a core deposit intangible of $131,000 on these deposits resulting in a net gain of $557,000. Lumbee assumed $14.6 million in deposits plus accrued interest of $5,000 from the Bank and took assignment of all real property and equipment associated with the two branch offices, which totaled $1.1 million at April 6, 2012. The Bank retained all loans associated with the two branches except for approximately $338,000 plus accrued interest of $2,000 in loans associated with deposit accounts which included overdraft protection loans and loans secured by time deposits. There was a separate payment for the loans purchased that was not included in the $1.8 million purchase price.

NOTE Q – SUBSEQUENT EVENTS

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−Integrated Framework.

Based on this assessment, Management has concluded that that the Company’s internal control over financial reporting as of December 31, 2012 was effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Date: March 28, 2013	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: March 28, 2013	/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President, Chief Operating Officer
and Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the fourth quarter of 2012. Management has concluded that there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2012 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

Part III

Item 10 – Directors, Executive Officers AND CORPORATE GOVERNANCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

The Registrant has adopted a code of ethics that applies, among others to its principal executive officer and principal financial officer. The Registrant’s code of ethics will be provided to any person upon written request made to Ms. Brenda Bonner, New Century Bancorp, Inc., 700 W. Cumberland Street, Dunn, NC 28334.

Item 11 - Executive Compensation

Incorporated by reference to the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

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

The following chart contains details of the grants:

Number of securities
remaining available
		Weighted-average	for future issuance
	Number of securities	exercise price of	under equity
	to be issued upon	outstanding	compensation plans
	exercise of	options,	(excluding securities
Plan Category	outstanding options,	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	422,739	$8.58	612,171
Equity compensation plans not approved by security holders	none	n/a	none

Total	422,739	$8.58	612,171

Item 13 - Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

PART IV

Item 15 – Exhibits and FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial statements required to be filed by Item 8 of this Form:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss) for the years ended
December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

Exhibits

	3(i)	Articles of Incorporation of Registrant(1)

	3(ii)	Bylaws of Registrant(1)

	4	Form of Stock Certificate(1)

	10(i)	2000 Incentive Stock Option Plan, a compensatory plan(2)

	10(ii)	2000 Nonstatutory Stock Option Plan, a compensatory plan(2)

	10(iii)	Employment Agreement of William L. Hedgepeth II, a management contract(3)

	10(iv)	Employment Agreement of Lisa F. Campbell, a management contract(1)

	10(v)	2004 Incentive Stock Option Plan, a compensatory plan(2)

	10(vi)	Directors’ Deferral Plan, as amended and restated(4)

	10(vii)	2010 Omnibus Stock Ownership and Long Term Incentive Plan(5)

	10(viii)	Employment Agreement of D. Richard Tobin, Jr., a management contract (Filed herewith)

	21	Subsidiaries (Filed herewith)

	23	Consent of Dixon Hughes Goodman LLP (Filed herewith)

	31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

	31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

	32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

	32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

1.	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

2.	Incorporated by reference from Registrant's Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.

3.	Incorporated by reference from Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008.

4.	Incorporated by reference from Registrant’s Current Report on 8-K, filed with the Securities and Exchange Commission on November 22, 2011.

5.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.
Registrant

	By:	/s/ William L. Hedgepeth, II
William L. Hedgepeth, II
Date: March 28, 2013		President and Chief Executive Office

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William L. Hedgepeth, II	March 28, 2013
William L. Hedgepeth, II., President,
Chief Executive Officer and Director

/s/Lisa F. Campbell	March 28, 2013
Lisa F. Campbell, Executive Vice President,
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/J. Gary Ciccone	March 28, 2013
J. Gary Ciccone, Director

/s/John W. McCauley	March 28, 2013
John W. McCauley, Director

/s/Oscar N. Harris	March 28, 2013
Oscar N. Harris, Director

/s/Clarence L. Tart, Jr.	March 28, 2013
Clarence L. Tart, Jr., Director

/s/Gerald W. Hayes, Jr.	March 28, 2013
Gerald W. Hayes, Jr., Director

/s/ D. Ralph Huff, III	March 28, 2013
D. Ralph Huff III, Director

/s/Tracy L. Johnson	March 28, 2013
Tracy L. Johnson, Director
March 28, 2013
/s/J. Larry Keen
J. Larry Keen, Ed. D., Director

/s/Carlie C. McLamb Jr.	March 28, 2013
Carlie C. McLamb Jr., Director

/s/Michael S. McLamb	March 28, 2013
Michael S. McLamb, Director

/s/Anthony Rand	March 28, 2013
Anthony Rand, Director

/s/Sharon L. Raynor	March 28, 2013
Sharon L. Raynor, Director

/s/W. Lyndo Tippett	March 28, 2013
W. Lyndo Tippett, Director

/s/Dan K. McNeill	March 28, 2013
Dan K. McNeill, Director

EXHIBIT INDEX

Exhibit Number	Exhibit

3(i)	Articles of Incorporation.	*

3(ii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	2000 Incentive Stock Option Plan	*

10(ii)	2000 Nonstatutory Stock Option Plan	*

10(iii)	Employment Agreement with William L. Hedgepeth II	*

10(iv)	Employment Agreement of Lisa F. Campbell	*

10(v)	2004 Incentive Stock Option Plan	*

10(vi)	Directors’ Deferral Plan, as amended and restated	*

10(vii)	2010 Omnibus Stock Ownership and Long Term Incentive Plan	*

10(viii)	Employment Agreement of D. Richard Tobin, Jr.	Filed herewith

21	Subsidiaries	Filed herewith

23	Consent of Dixon Hughes Goodman LLP	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

*	Incorporated by reference

- 109 -