Form 10-Q
period 2013-03-31
NEW CENTURY BANCORP INC
filed 2013-05-15
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

As of May 1, 2013, the Registrant had outstanding 6,916,506 shares of Common Stock, $1 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31,
	(Unaudited)	2012*
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$15,665	$13,498
Interest-earning deposits in other banks	91,547	97,081
Federal funds sold	3,029	3,029
Investment securities available for sale, at fair value	74,674	81,491
Loans held for sale, at fair value	432	-
Loans	360,431	367,892
Allowance for loan losses	(7,775)	(7,897)

NET LOANS	352,656	359,995

Accrued interest receivable	1,557	1,636
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	796	973
Other non marketable securities	973	1,105
Foreclosed real estate	2,340	2,833
Premises and equipment, net	10,879	10,939
Bank owned life insurance	8,286	8,228
Core deposit intangible	269	298
Other assets	4,414	4,347

TOTAL ASSETS	$567,517	$585,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$83,591	$92,265
Savings	22,919	22,139
Money market and NOW	128,317	122,727
Time	248,156	261,428

TOTAL DEPOSITS	482,983	498,559

Short term debt	14,658	17,848
Long term debt	12,372	12,372
Accrued interest payable	261	281
Accrued expenses and other liabilities	2,403	2,214

TOTAL LIABILITIES	512,677	531,274

Shareholders’ Equity
Common stock, $1 par value, 25,000,000 shares authorized; 6,916,506 and 6,913,636 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	6,917	6,914
Preferred stock, no par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	42,021	42,000
Retained earnings	4,980	4,187
Accumulated other comprehensive income	922	1,078

TOTAL SHAREHOLDERS’ EQUITY	54,840	54,179

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$567,517	$585,453

* Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except share
	and per share data)
INTEREST INCOME
Loans	$5,434	$6,155
Federal funds sold and interest-earning deposits in other banks	57	36
Investments	387	428

TOTAL INTEREST INCOME	5,878	6,619

INTEREST EXPENSE
Money market, NOW and savings deposits	120	100
Time deposits	1,208	1,556
Short term debt	16	34
Long term debt	74	82

TOTAL INTEREST EXPENSE	1,418	1,772

NET INTEREST INCOME	4,460	4,847

RECOVERY OF LOAN LOSSES	(100)	(2,136)

NET INTEREST INCOME AFTER RECOVERY OF LOAN LOSSES	4,560	6,983

NON-INTEREST INCOME
Fees from pre-sold mortgages	62	39
Service charges on deposit accounts	272	318
Other fees and income	285	269

TOTAL NON-INTEREST INCOME	619	626

NON-INTEREST EXPENSE
Personnel	2,089	1,961
Occupancy and equipment	329	358
Deposit insurance	147	195
Professional fees	276	469
Information systems	338	367
Foreclosed real estate-related expense	122	131
Other	620	735

TOTAL NON-INTEREST EXPENSE	3,921	4,216

INCOME BEFORE INCOME TAX	1,258	3,393

INCOME TAXES	465	1,281

NET INCOME	$793	$2,112

NET INCOME PER COMMON SHARE
Basic	$0.12	$0.31
Diluted	$0.12	$0.31

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,914,934	6,859,196
Diluted	6,916,011	6,859,196

See accompanying notes.

4

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)

Net income	$793	$2,112

Other comprehensive loss:
Unrealized loss on investment securities available for sale	(275)	(148)
Tax effect	70	53
	(205)	(95)

Reclassification adjustment for loss included in net income	74	58
Tax effect	(25)	(22)
	49	36

Total	(156)	(59)

Total comprehensive income	$637	$2,053

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

				Retained	Accumulated
			Additional	earnings	other com-	Total
	Common stock		paid-in	(Accumulated	prehensive	shareholders’
	Shares	Amount	capital	deficit)	income	equity
	(Amounts in thousands, except share and per data share)

Balance at December 31, 2011	6,860,367	$6,860	$41,851	$(450)	$1,285	$49,546

Net income	-	-	-	2,112	-	2,112

Sale of common stock	53,269	54	111	-	-	165

Other comprehensive loss, net	-	-	-	-	(59)	(59)

Stock based compensation	-	-	13	-	-	13

Balance at March 31, 2012	6,913,636	$6,914	$41,975	$1,662	$1,226	$51,777

Balance at December 31, 2012	6,913,636	$6,914	$42,000	$4,187	$1,078	$54,179

Net income	-	-	-	793	-	793

Other comprehensive loss, net	-	-	-	-	(156)	(156)

Stock option exercises	2,870	3	12	-	-	15

Stock based compensation	-	-	9	-	-	9

Balance at March 31, 2013	6,916,506	$6,917	$42,021	$4,980	$922	$54,840

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$793	$2,112
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	(100)	(2,136)
Depreciation and amortization of premises and equipment	128	142
Amortization and accretion of investment securities	162	146
Amortization of deferred loan fees and costs	(50)	(51)
Amortization of core deposit intangible	29	28
Stock-based compensation	9	13
Loss on write down on other assets	-	59
Increase in cash surrender value of bank owned life insurance	(58)	(63)
Net loss on sale and write-downs of foreclosed real estate	119	24
Net loss on investment security sales and pay-downs	74	58
Change in assets and liabilities:
Net change in accrued interest receivable	79	206
Net change in other assets	13	1,245
Net change in accrued expenses and other liabilities	169	1,101

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,367	2,884

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of FHLB stock	177	-
Redemption of non-marketable security	132	-
Purchase of investment securities available for sale	-	(12,501)
Maturities of investment securities available for sale	2,850	3,698
Mortgage-backed securities pay-downs	3,495	3,463
Net change in loans outstanding	6,741	17,600
Proceeds from sale of foreclosed real estate	690	1,049
Purchases of premises and equipment	(68)	(60)

NET CASH PROVIDED BY INVESTING ACTIVITIES	14,017	13,249

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(15,576)	$(11,411)
Proceeds from short-term debt	-	3,424
Repayments on short-term debt	(3,190)	(2,000)
Repayments on long-term debt	-	(2,000)
Proceeds from stock option exercises	15	-
Proceeds from sale of common stock	-	165

NET CASH USED IN FINANCING ACTIVITIES	(18,751)	(11,822)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,367)	4,311

CASH AND CASH EQUIVALENTS, BEGINNING	113,608	77,096

CASH AND CASH EQUIVALENTS, ENDING	$110,241	$81,407

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$1,438	$1,795

Non-cash transactions:
Unrealized gains on investment securities available for sale, net of tax	(156)	(59)
Transfers from loans to foreclosed real estate	316	433
Transfers from loans to loans held for sale, at fair value	432	1,552

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2013. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At March 31, 2013 and 2012 there were 322,689 and 395,789 anti-dilutive options outstanding, respectively.

	Three Months Ended
	March 31,
	2013	2012
Weighted average shares used for basic net income per share	6,914,934	6,859,196

Effect of dilutive stock options	1,077	-
Weighted average shares used for diluted net income per share	6,916,011	6,859,196

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income ("AOCI"). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company has adopted the standard and the adoption of ASU 2013-02 did not have an impact on the Company's financial condition, results of operations, or cash flows, but did result in additional disclosures in Note H.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the quarter ended March 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

Investment securities available for sale March 31, 2013	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies - Government Sponsored-Enterprises (“GSE’s”)	$34,428	$-	$34,428	$-
Mortgage-backed securities - GSE’s	32,247	-	32,247	-
Municipal bonds	7,999	-	7,999	-
Total	$74,674	$-	$74,674	$-

Investment securities available for sale December 31, 2012	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies – GSE's	$37,154	$-	$37,154	$-
Mortgage-backed securities - GSE’s	35,954	-	35,954	-
Municipal bonds	8,383	-	8,383	-
Total	$81,491	$-	$81,491	$-

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Loans Held for Sale

Loans held for sale are carried at fair value which is determined by offers to purchase or expected value of future cash flows. Unrealized losses on loans held for sale are included in losses on sales of loans in the consolidated statement of operations.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2013 and December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At March 31, 2013, the discounts used ranged between 6% and 55%. There were no transfers between levels from the prior reporting periods and there have been no changes in valuation techniques for the quarter ended March 31, 2013.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At March 31, 2013, the discounts used ranged between 16% and 20%. There have been no changes in valuation techniques for the quarter ended March 31, 2013.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of March 31, 2013 and
December 31, 2012 (in thousands):

Asset Category March 31, 2013	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale, at fair value	$432	$-	$-	$432
Impaired loans	8,875	-	-	8,875
Foreclosed real estate	2,340	-	-	2,340
Total	$11,647	$-	$-	$11,647

Of the $18.0 million in impaired loans at March 31, 2013 there were $7.2 million in loans with specific reserves of $988,000 along with $2.6 million in loans without specific reserves which had been partially charged-off.

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's financial instruments at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$15,665	$15,665	$15,665	$-	$-
Interest-earning deposits in other banks	91,547	91,547	91,547	-	-
Federal funds sold	3,029	3,029	3,029	-	-
Investment securities available for sale	74,674	74,674	-	74,674	-
Loans held for sale	432	432	-	-	432
Loans, net	352,656	371,284	-	-	371,284
Accrued interest receivable	1,557	1,557	-	-	1,557
Stock in the FHLB	796	796	-	-	796
Other non-marketable securities	973	973	-	-	973

Financial liabilities:
Deposits	$482,983	$491,509	$-	$491,509	$-
Short term debt	14,658	14,658	-	14,658	-
Long term debt	12,372	8,451		8,451	-
Accrued interest payable	261	261	-	-	261

	December 31, 2012
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$13,498	$13,498	$13,498	$-	$-
Interest-earning deposits in other banks	97,081	97,081	97,081	-	-
Federal funds sold	3,029	3,029	3,029	-	-
Investment securities available for sale	81,491	81,491	-	81,491	-
Loans, net	359,995	377,591	-	-	377,591
Accrued interest receivable	1,636	1,636	-	-	1,636
Stock in the FHLB	973	973	-	-	973
Other non-marketable securities	1,105	1,105	-	-	1,105

Financial liabilities:
Deposits	$498,559	$507,478	$-	$507,478	$-
Short term debt	17,848	17,848	-	17,848	-
Long term debt	12,372	8,451	-	8,451	-
Accrued interest payable	281	281	-	-	281

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

Loans Held for Sale

Loans held for sale are carried at fair value which is determined by offers to purchase, or expected value of future cash flows.

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, the values likely do not represent exit prices due to distressed market conditions.

Stock in Federal Home Loan Bank of Atlanta and Other Non-marketable Securities

The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the FHLB. The fair value of stock in other non-marketable securities is assumed to approximate carrying value.

Deposits

The fair value of demand deposits is the amount payable on demand at the reporting date. The fair values of time deposits are estimated using the rates currently offered for instruments of similar remaining maturities.

Short term Debt

The fair values of short-term debt (sweep accounts that re-price daily) are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

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

NOTE F - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	March 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
U.S. government agencies-GSE’s
Within 1 year	$8,613	$55	$-	$8,668
After 1 year but within 5 years	15,152	83	-	15,235
After 5 years but within 10 years	6,002	-	(79)	5,923
After 10 years	4,577	25	-	4,602

Mortgage-backed securities-GSE’s
Within 1 year	843	60	-	903
After 1 year but within 5 years	25,951	1,043	(8)	26,986
After 5 years but within 10 years	4,392	-	(34)	4,358

Municipal bonds
Within 1 year	100	1	-	101
After 1 year but within 5 years	2,252	182	-	2,434
After 5 years but within 10 years	4,141	144	-	4,285
After 10 years	1,111	68	-	1,179

	$73,134	$1,661	$(121)	$74,674

As of March 31, 2013, accumulated other comprehensive income included unrealized net gains of $1.5 million, net of deferred income taxes of $619,000.

In the first quarter of 2013 and 2012, the pay down of GSE’s resulted in gross realized gains of $1,000 and $3,000, respectively, and realized losses of $75,000 and $61,000, respectively for each period. These pay downs generated $3.5 million in proceeds during each of these respective periods.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES (continued)

	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
U.S. government agencies-GSE’s
Within 1 year	$9,385	$75	$-	$9,460
After 1 year but within 5 years	16,947	100	-	17,047
After 5 years but within 10 years	6,003	-	(45)	5,958
After 10 years	4,616	73	-	4,689

Mortgage-backed securities-GSE’s
Within 1 year	1,085	68	-	1,153
After 1 year but within 5 years	27,188	1,122	(20)	28,290
After 5 years but within 10 years	4,505	-	(6)	4,499
After 10 years	2,016	-	(4)	2,012

Municipal bonds
Within 1 year	350	1	-	351
After 1 year but within 5 years	2,354	187	-	2,541
After 5 years but within 10 years	3,665	122	-	3,787
After 10 years	1,601	103	-	1,704

	$79,715	$1,851	$(75)	$81,491

As of December 31, 2012, accumulated other comprehensive income included net gains of $1.8 million, net of deferred income taxes of $699,000.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Securities available for sale:
U.S. government agencies- GSE’s	$5,923	$79	$-	$-	$5,923	$79
Mortgage-backed securities- GSE’s	6,202	42	-	-	$6,202	$42

Total temporarily impaired securities	$12,125	$121	$-	$-	$12,125	$121

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F- INVESTMENT SECURITIES (continued)

At March 31, 2013, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. Eight GSE’s had unrealized losses for less than twelve months totaling $121,000 at March 31, 2013. All unrealized losses are attributable to the general trend of interest rates.

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$5,959	$45	$-	$-	$5,959	$45
Mortgage-backed securities-GSE’s	10,286	29	-	-	10,286	29
Municipal bonds	677	1	-	-	677	1
Total temporarily impaired securities	$16,922	$75	$-	$-	$16,922	$75

At December 31, 2012, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. Ten GSE’s and one municipal bond had unrealized losses for less than twelve months totaling $75,000 at December 31, 2012. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities.

NOTE G - LOANS

Following is a summary of the composition of the Company’s loan portfolio at March 31, 2013 and December 31, 2012:

	2013		2012
		Percent		Percent
	Amount	of total	Amount	of total
	(In thousands)
Real estate loans:
1 to 4 family residential	$37,411	10.38%	$41,017	11.14%
Commercial real estate	183,230	50.83%	186,949	50.82%
Multi-family residential	16,881	4.68%	19,524	5.31%
Construction	48,967	13.59%	48,220	13.11%
Home equity lines of credit (“HELOC”)	33,546	9.31%	34,603	9.41%
Total real estate loans	320,035	88.79%	330,313	89.79%

Other loans:
Commercial and industrial	32,291	8.96%	29,297	7.96%
Loans to individuals	8,561	2.38%	8,615	2.34%
Overdrafts	41	.01%	119	.03%
Total other loans	40,893	11.35%	38,031	10.33%

Gross loans	360,928		368,344
Less deferred loan origination fees, net	(497)	(.14)%	(452)	(.12)%
Total loans	360,431	100.00%	367,892	100.00%
Allowance for loan losses	(7,775)		(7,897)

Total loans, net	$352,656		$359,995

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Loans are primarily made in southeastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and by the local economic conditions.

At March 31, 2013, the Company had pre-approved but unused lines of credit for customers totaling $66.8 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$144	$240	$384	$31,907	$32,291
Construction	43	2,115	2,158	46,809	48,967
Multi-family residential	-	-	-	16,881	16,881
Commercial real estate	2,291	3,262	5,553	177,677	183,230
Loans to individuals & overdrafts	30	13	43	8,559	8,602
1-to-4 family residential	311	1,163	1,474	35,937	37,411
HELOC	15	356	371	33,175	33,546
Deferred loan (fees) cost, net					(497)

	$2,834	$7,149	$9,983	$350,945	$360,431

At March 31, 2013, there were no loans that were more than 90 days past due and still accruing interest.

	December 31, 2012
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$215	$319	$534	$28,763	$29,297
Construction	138	2,298	2,436	45,784	48,220
Multi-family residential	-	1,482	1,482	18,042	19,524
Commercial real estate	241	4,373	4,614	182,335	186,949
Loans to individuals & overdrafts	19	11	30	8,704	8,734
1 to 4 family residential	536	1,061	1,597	39,420	41,017
HELOC	30	582	612	33,991	34,603
Deferred loan (fees) cost, net					(452)
	$1,179	$10,126	$11,305	$357,039	$367,892

There were no loans greater than 90 days past due and still accruing interest at December 31, 2012.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of March 31, 2013 and December 31, 2012:

				Three months ended
				March 31, 2013
		Contractual			Interest Income
		Unpaid		Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$340	$402	$-	$443	$5
Construction	2,073	2,563	-	2,224	2
Commercial real estate	3,779	4,266	-	5,100	23
Loans to individuals & overdrafts	1	1	-	2	-
Multi-family residential	1,414	1,414	-	1,428	39
1 to 4 family residential	2,876	3,136	-	2,800	33
HELOC	311	397	-	476	1
Subtotal:	10,794	12,179	-	12,473	103
With an allowance recorded:
Commercial and industrial	159	340	90	112	-
Construction	380	380	70	323	2
Commercial real estate	5,903	6,331	626	5,204	59
Loans to individuals & overdrafts	22	22	8	22	-
Multi-family residential	-	-	-	20	-
1 to 4 family residential	652	666	107	789	7
HELOC	134	134	87	156	-
Subtotal:	7,250	7,873	988	6,626	68
Totals:

Commercial	14,048	15,696	786	14,854	130
Consumer	23	23	8	24	-
Residential	3,973	4,333	194	4,221	41

Grand Total:	$18,044	$20,052	$988	$19,099	$171

Impaired loans at March 31, 2013 were approximately $18.0 million and were comprised of $7.1 million in nonaccrual loans and $10.9 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan(s). Approximately $7.2 million in impaired loans had specific allowances provided for them while the remaining $10.8 million had no specific allowances recorded at March 31, 2013. Of the $10.8 million with no allowance recorded, $2.6 million of those loans had partial charge-offs recorded.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans (continued)

				Three months ended
	As of December 31, 2012			March 31, 2012
		Contractual
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(In thousands)
2012:
With no related allowance recorded:
Commercial and industrial	$545	$810	$-	$464	$7
Construction	2,376	2,940	-	1,483	15
Commercial real estate	5,987	6,475	-	10,566	88
Loans to individuals & overdrafts	3	13	-	197	1
Multi-family residential	1,442	1,442	-	1,540	-
HELOC	641	821	-	890	8
1 to 4 family residential	2,725	2,995	-	1,984	4

Subtotal:	13,719	15,496	-	17,124	123
With an allowance recorded:
Commercial and industrial	65	66	51	60	2
Construction	266	266	64	2,529	1
Commercial real estate	4,505	5,474	581	3,837	36
Loans to individuals & overdrafts	21	21	4	36	-
Multi-family Residential	40	40	9	-	-
HELOC	179	179	43	371	-
1 to 4 family residential	926	926	157	756	10
Subtotal:	6,002	6,972	909	7,589	49
Totals:
Commercial	15,226	17,513	705	20,479	149
Consumer	24	34	4	233	1
Residential	4,471	4,921	200	4,001	22

Grand Total:	$19,721	$22,468	$909	$24,713	$172

Impaired loans at December 31, 2012 were approximately $19.7 million and were comprised of $10.1 million in nonaccrual loans and $9.6 million in loans that were still accruing interest. Approximately $6.0 million in impaired loans had specific allowances provided for them while the remaining $13.7 million had no specific allowances recorded at December 31, 2012. Of the $13.7 million with no allowance recorded, $3.0 million of those loans had partial charge-offs recorded.

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the first quarter of 2013 and 2012:

	Three months ended March 31, 2013			Three months ended March 31, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
(In thousands)
Below market interest rate:
Commercial and industrial	-	$-	$-	-	$-	$-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	-	-	-	-	-	-

Extended payment terms:
Commercial and industrial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	1	287	287
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	-	-	-	1	287	287

Other:
Commercial and industrial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-	-
1- to-4 family residential	1	59	59	-	-	-
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	1	59	59	-	-	-

Total	1	$59	$59	1	$287	$287

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs with a breakdown of the types for which there was a payment default together with concessions made by loan class during the twelve month period ended March 31, 2013 and 2012:

	Twelve months ended		Twelve months ended
	March 31, 2013		March 31, 2012
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
(In thousands)
Below market interest rate:
Commercial and industrial	-	$-	-	$-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Extended payment terms:
Commercial and industrial	-	-	1	211
Construction	-	-	4	2,329
Commercial real estate	-	-	14	5,161
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	2	96	5	447
Multi-family residential	1	1,514	-	-
HELOC	-	-	-	-
Total	3	1,610	24	8,148

Forgiveness of principal:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	1	635
Loans to individuals and overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	1	635

Other:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	1	91	-	-
Loans to individuals and overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	1	91	-	-

Total	$4	$1,701	$25	$8,783

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

As noted in the table above, there was a loan that was considered a troubled debt restructuring for reasons other than below market interest rates, extended terms or forgiveness of principal. Loans in the “Other” category are those that were renewed at terms that vary from those that the Bank would enter into for new loans of the same type.

The following table presents, as of March 31, 2013, the successes and failures by type of modification for all TDRs modified the last twelve months ending March 31, 2013:

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
	of loans	Investment	of loans	Investment	of loans	Investment	of loans	Investment
	(In thousands)

Below market interest rate	-	$-	-	$-	-	$-	-	$-
Extended payment terms	-	-	2	1,570	1	40	-	-
Forgiveness of principal	-	-	-	-	-	-	-	-
Other	-	-	8	1,104	-	-	1	91

Total	-	$-	10	$2,674	1	$40	1	$91

At March 31, 2013, the Bank had thirty-two loans with a balance of $6.4 million that were considered to be troubled debt restructurings. Of those TDRs, nineteen loans with a balance totaling $4.0 million were still accruing as of March 31, 2013. The remaining TDRs with balances totaling $2.4 million as of March 31, 2013 were in non-accrual status.

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of March 31, 2013 and December 31, 2012, respectively:

March 31, 2013
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
		(In thousands)

Superior	$195	$48	$-	$-
Very good	3	1	-	-
Good	5,475	607	20,869	2,104
Acceptable	9,714	3,243	65,186	6,589
Acceptable with care	10,980	41,916	65,680	6,774
Special mention	5,349	596	21,183	-
Substandard	575	2,556	10,312	1,414
Doubtful	-	-	-	-
Loss	-	-	-	-
	$32,291	$48,967	$183,230	$16,881

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$31,012	$31,663
Special mention	2,197	969
Substandard	4,202	914
	$37,411	$33,546

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$8,513
Non –pass	89
$8,602

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
$8,734

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses

The allowance for loan losses is a reserve established through provisions for loan losses charged to income and represents management’s best estimate of probable loan losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated losses and risk inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of reserves is designed to account for changes in credit quality as they occur. The provision for loan losses reflect loan quality trends, including the levels of and trends related to past due loans and economic conditions at the local and national levels. It also considers the quality and risk characteristics of the Company’s loan origination and servicing policies and practices.

In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used net charge off history for most recent eight consecutive quarters. For the March 31, 2013 allowance for loan losses, the loss history was expanded to eleven consecutive quarters of net charge offs. Since the most recent quarters have contained a large number of recoveries and thus have a lower loss history than quarters from 2010 and 2011, management determined that the expansion of loss history better reflects the inherent losses in the current loan portfolio. The impact of this adjustment to the allowance for loan losses resulted in a nearly $900,000 million increase to our loan loss reserves as compared to the methodology previously used.

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three month period ended March 31, 2013 and March 31, 2012, respectively:

	Three months ended March 31, 2013
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
				(In thousands)

Balance, beginning of period 1/1/2013	$278	$798	$4,946	$1,070	$627	$72	$106	$7,897
Provision (recovery) for loan losses	32	(175)	205	(123)	14	(19)	(34)	(100)
Loans charged-off	(46)	-	(43)	(40)	(10)	(27)	-	(166)
Recoveries	75	3	2	13	4	47	-	144

Balance, end of period 3/31/2013	$339	$626	$5,110	$920	$635	$73	$72	$7,775

Ending balance: individually evaluated for impairment	$90	$70	$626	$107	$87	$8	$-	$988
Ending balance: collectively evaluated for impairment	$249	$556	$4,484	$813	$548	$65	$72	$6,787

Loans:
Ending balance	$32,291	$48,967	$183,230	$37,411	$33,546	$8,602	$16,881	$360,928
Ending balance: individually evaluated for impairment	$499	$2,453	$9,682	$3,528	$445	$23	$1,414	$18,044
Ending balance: collectively evaluated for impairment	$31,792	$46,514	$173,548	$33,883	$33,101	$8,579	$15,467	$342,884

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (continued)

	Three months ended March 31, 2012
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	Family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOCs	overdrafts	residential	Total
				(In thousands)

Balance, beginning of period 1/1/2012	$719	$1,540	$4,771	$1,661	$1,122	$94	$127	$10,034
Provision (recovery) for loan losses	(2,547)	56	334	(94)	175	(40)	(20)	(2,136)
Loans charged-off	(47)	(458)	(312)	(45)	(208)	(9)	-	(1,079)
Recoveries	2,430	173	11	63	12	60	-	2,749

Balance, end of period 3/31/2012	$555	$1,311	$4,804	$1,585	$1,101	$105	$107	$9,568

Ending balance: individually evaluated for impairment	$24	$302	$662	$206	$168	$23	$-	$1,385
Ending balance: collectively evaluated for impairment	$531	$1,009	$4,142	$1,379	$933	$82	$107	$8,183

Loans:
Ending balance	$31,580	$67,542	$184,543	$51,502	$37,328	$8,317	$19,294	$400,106
Ending balance: individually evaluated for impairment	$569	$3,650	$14,572	$2,643	$1,385	$232	$1,540	$24,591
Ending balance: collectively evaluated for impairment	$31,011	$63,892	$169,971	$48,859	$35,943	$8,085	$17,754	$375,515

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Beginning balance	$1,078	$1,285

Unrealized loss on investment securities available for sale	(275)	(148)
Tax benefit	70	53
Other comprehensive loss before reclassification	(205)	(95)

Amounts reclassified from accumulated comprehensive income:
Realized loss on investment securities included in net income	74	58
Tax effect	(25)	(22)
Total reclassifications net of tax	49	36

Net current period other comprehensive loss	(156)	(59)

Ending balance	$922	$1,226

The income statement line items impacted by the reclassifications of realized gains (losses) on investment securities is the other non-interest expense and income tax expense line items in the income statement.

NOTE I – BRANCH SALE

On April 6, 2012, the Bank sold all deposits and selected assets associated with two branch offices located in Pembroke and Raeford, North Carolina. The transaction was consummated pursuant to a definitive purchase and assumption agreement with Lumbee Guaranty Bank, Pembroke, North Carolina, which was entered into on December 20, 2011. The purchase price under the terms of the purchase and assumption agreement was $1.8 million which included $1.1 million for all real property and equipment and $688,000 for a deposit premium. The deposit premium was offset by the write-off of a core deposit intangible of $131,000 on these deposits resulting in a net gain of $557,000 for the Company from this transaction. Lumbee Guaranty Bank assumed $14.6 million in deposits plus accrued interest of $5,000 from the Bank and took assignment of all real property and equipment associated with the two branch offices, which totaled $1.1 million at April 6, 2012. The Bank retained all loans associated with the two branches except for approximately $338,000 plus accrued interest of $2,000 in loans associated with deposit accounts which included overdraft protection loans and loans secured by time deposits. There was a separate payment for the loans purchased that was not included in the $1.8 million purchase price.

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

Comparison of Financial Condition at

March 31, 2013 and December 31, 2012

During the first three months of 2013, total assets decreased by $17.9 million to $567.5 million as of March 31, 2013. Earning assets at March 31, 2013 totaled $523.7 million and consisted of $352.7 million in net loans, $74.7 million in investment securities, $94.6 million in overnight investments and interest-bearing deposits in other banks and $1.8 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the first quarter of 2013 were $483.0 million and $54.8 million, respectively.

Since the end of 2012, gross loans have decreased by $7.5 million to $360.4 million as of March 31, 2013 due to continued soft loan demand. Gross loans consisted of $32.2 million in commercial and industrial loans, $183.2 million in commercial real estate loans, $16.9 million in multi-family residential loans, $8.6 million in consumer loans, $37.4 million in residential real estate, $33.5 million in HELOC, and $49.0 million in construction loans. Deferred loan fees, net of costs, on these loans were $497,000.

At March 31, 2013 and December 31, 2012, the Company held $3.0 million in federal funds sold. Interest-earning deposits in other banks were $91.5 million at March 31, 2013, a $5.5 million increase from December 31, 2012. The Company’s investment securities at March 31, 2013 were $74.7 million, a decrease of $6.8 million from December 31, 2012. The investment portfolio as of March 31, 2013 consisted of $34.4 million in government agency debt securities, $31.2 million in mortgage-backed securities and $7.6 million in municipal securities. The net unrealized gain on these securities was $1.5 million.

At March 31, 2013, the Company held an investment of $796,000 in the form of Federal Home Loan Bank (“FHLB”) stock a decrease of $177,000 from December 31, 2012 due to a redemption by the FHLB. Also, the Company had $973,000 in other non-marketable securities, down slightly from $1.1 million at December, 31, 2012.

At March 31, 2013, non-earning assets were $43.4 million, a decrease of $8.3 million from the $51.7 million as of December 31, 2012. Non-earning assets included $15.7 million in cash and due from banks, bank premises and equipment of $10.9 million, core deposit intangible of $269,000, accrued interest receivable of $1.6 million, foreclosed real estate of $2.3 million, $8.3 million in bank owned life insurance (“BOLI”), $2.6 million in deferred tax assets, and $1.7 million in all other assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets.

Total deposits at March 31, 2013 were $483.0 million and consisted of $83.6 million in non-interest-bearing demand deposits, $128.3 million in money market and NOW accounts, $22.9 million in savings accounts, and $248.2 million in time deposits. Total deposits decreased by $15.6 million from $498.6 million as of December 31, 2012. The Bank had $498,000 in brokered demand deposits and no brokered time deposits as of March 31, 2013.

As of March 31, 2013, the Company had $14.7 million in short-term debt and $12.4 million in long-term debt. All short-term debt was repurchase agreements with local customers. Long-term debt consisted of $12.4 million of junior subordinated debentures.

Total shareholders’ equity at March 31, 2013 was $54.8 million, an increase of $673,000 from $54.2 million as of December 31, 2012. Accumulated other comprehensive income relating to available for sale securities decreased $156,000 during the three months ended March 31, 2013. Other changes in shareholders’ equity included increases of $9,000 in stock-based compensation, net income of $793,000, and $15,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At March 31, 2013, the Company had $2.8 million in loans that were 30 to 89 days past due. This represented 0.79% of gross loans outstanding on that date. This is an increase from December 31, 2012 when there were $1.2 million in loans that were 30-89 days past due or 0.32% of gross loans outstanding. Non-accrual loans decreased from $10.1 million at December 31, 2012 to $7.1 million at March 31, 2013.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased from 3.27% at December 31, 2012 to 3.10% at March 31, 2013.

At March 31, 2013, the Company had thirty-two loans totaling $6.4 million that were considered to be troubled debt restructuring. Nineteen loans of these loans totaling $4.0 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered non-performing loans regardless of accrual status.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	March 31,	December 31,
	2013	2012
	(In thousands)

Non-accrual loans	$7,149	$10,126
Accruing TDRs	4,031	1,904
Total non-performing loans	11,180	12,030
Foreclosed real estate	2,340	2,833

Total non-performing assets	$13,520	$14,863

Accruing loans past due 90 days or more	$-	$-
Allowance for loan losses	$7,775	$7,897

Non-performing loans to period end loans	3.10%	3.27%
Non-performing loans and accruing loans past due 90 days or more to period end loans	3.10%	3.27%
Allowance for loans losses to period end loans	2.16%	2.15%
Allowance for loan losses to non-performing loans	70%	66%
Allowance for loan losses to non-performing assets	58%	53%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	58%	53%
Non-performing assets to total assets	2.38%	2.53%
Non-performing assets and accruing loans past due 90 days or more to total assets	2.38%	2.53%

The total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at March 31, 2013 and December 31, 2012 were $13.5 million and $14.9 million. The allowance for loan losses at March 31, 2013 represented 58% of non-performing assets compared to 53% at December 31, 2012.

Total impaired loans at March 31, 2013 were $18.0 million. This includes $7.1 million in loans that were classified as impaired because they were in non-accrual and $10.9 million in loans that were determined to be impaired for other reasons. Of these loans, $7.2 million required a specific reserve of $988,000 at March 31, 2013.

Total impaired loans at December 31, 2012 were $19.7 million. This includes $10.1 million in loans that were considered to be impaired due to being in non-accrual status and $9.6 million in loans that were deemed to be impaired for other reasons. Of these loans, $7.0 million required a specific reserve of $909,000 at December 31, 2012.

The allowance for loan losses was $7.8 million at March 31, 2013 or 2.16% of gross loans outstanding. This is consistent with the 2.15% as a percentage of gross loans at December 31, 2012. The allowance for loan losses at March 31, 2013 represented 43.1% of impaired loans compared to 40.0% at December 31, 2012. It is management’s assessment that the allowance for loan losses as of March 31, 2013 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be made that further adjustments to the allowance for loan losses may not be deemed necessary.

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

At March 31, 2013 and December 31, 2012 the Company had $2.6 million and $13.3 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At March 31, 2013 and December 31, 2012 the Company had $8.7 million and $12.5 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 3.9% and 13.1% of total risk based capital as of March 31, 2013 and December 31, 2012, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market continues to weaken in terms of both market activity and collateral valuations.

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

At December 31, 2012 the Company had one product type group which exceeded this guideline; Office Buildings, which represented 40% of risk-based capital or $26.7 million. All other commercial real estate groups were under the 40% threshold.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of March 31, 2013 and December 31, 2012.

Acquisition, Development and Construction Loans
As of March 31, 2013
(In thousands)

	Construction	Land and Land Development	Total

Total ADC loans	$31,978	$16,990	$48,968

Average Loan Size	$95	$315

Percentage of total loans	8.86%	4.71%	13.57%

Non-accrual loans	$630	$1,485	$2,115

Acquisition, Development and Construction Loans

As of December 31, 2012

(In thousands)

	Construction	Land and Land Development	Total

Total ADC loans	$28,892	$18,328	$47,220

Average Loan Size	$100	$333

Percentage of total loans	8.13%	4.98%	13.11%

Non-accrual loans	$733	$1,565	$2,298

Management monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at March 31, 2013.

	ADC Loans	Percent	HELOC	Percent
	(In thousands)

Harnett County	$4,142	8.46%	$6,771	20.19%
Cumberland County	17,047	34.81%	6,932	20.66%
Johnston County	397	.81%	554	1.65%
Pitt County	5,358	10.94%	45	.13%
Robeson County	1,628	3.33%	3,618	10.79%
Sampson County	310	.63%	1,795	5.35%
Wake County	6,463	13.20%	896	2.67%
Wayne County	3,064	6.26%	5,510	16.43%
Hoke County	4,496	9.18%	162	.48%
All other locations	6,063	12.38%	7,263	21.65%

Total	$48,968	100.00%	$33,546	100.0%

Below is a table showing geographic concentrations for ADC and HELOC loans at December 31, 2012.

	ADC Loans	Percent	HELOC	Percent
	(In thousands)

Harnett County	$4,404	9.13%	$6,839	19.76%
Cumberland County	17,909	37.14%	7,258	20.99%
Johnston County	543	1.13%	648	1.87%
Pitt County	4,642	9.63%	5	.01%
Robeson County	1,602	3.32%	3,775	10.91%
Sampson County	614	1.27%	1,686	4.87%
Wake County	5,707	11.84%	960	2.77%
Wayne County	3,079	6.39%	5,521	15.96%
Hoke County	4,443	9.21%	172	.50%
All other locations	5,277	10.94%	7,739	22.36%

Total	$48,220	100.00%	$34,603	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At March 31, 2013, the Company had $86.9 million in loans that had terms permitting interest only payments. This represented 24.7% of the total loan portfolio. At December 31, 2012, the Company had $84.4 million in loans that had terms permitting interest only payments. This represented 22.9% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $45.1 million or 12.5% of total loans at March 31, 2013 compared to $43.2 million or 11.7% of total loans at December 31, 2012. The Company’s ten largest customer relationships totaled $61.3 million or 17.0% of total loans at March 31, 2013 compared to $61.0 million or 16.6% of total loans at December 31, 2012. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended March 31, 2013 and 2012

General. During the first quarter of 2013, the Company had net income of $793,000 as compared with net income of $2.1 million for the first quarter in 2012. Net income per share for the first quarter of 2013 was $0.12, basic and diluted, compared with net income per share of $0.31, basic and diluted, for the first quarter of 2012. Results of operations for the first quarter of 2013 were primarily impacted by a significantly smaller recovery of loan losses of $100,000 compared to $2.0 million in the first quarter of 2012 resulting from $2.4 million recovery on a previously reported loan fraud. The Company also experienced a decrease in net interest margin of 28 basis points to 3.38% in the first quarter of 2013 from the same period in 2012. These items were partially offset by a decline of $295,000 in non-interest expenses.

Net Interest Income. Net interest income decreased by $387,000 from $4.8 million in the first quarter of 2012 to $4.5 million for the first quarter of 2013. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets. Average total interest-earning assets were $534.4 million in the first quarter of 2013 compared with $531.4 million during the same period in 2012 while the yield on those assets decreased 58 basis points from 4.98% to 4.40%.

The Company’s average interest-bearing liabilities decreased by $22.3 million to $434.8 million for the quarter ended March 31, 2013 from $457.1 million for the same period one year earlier and the cost of those funds decreased from 1.54% to 1.29%, or 25 basis points. During the first quarter of 2013, the Company’s net interest margin was 3.38% and net interest spread was 3.11%. In the same quarter ended one year earlier, net interest margin was 3.66% and net interest spread was 3.38%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used net charge off history for most recent eight consecutive quarters. The Company expanded the historical loss period and used ten quarters of loss history for the allowance calculation as of December 31, 2012. For the March 31, 2013 allowance for loan losses, the loss history was expanded again to eleven consecutive quarters of net charge offs. Since the most recent quarters have contained a large number of recoveries and thus have a lower loss history than quarters from 2010 and 2011, management determined that the expansion of loss history better reflects the inherent losses in the current loan portfolio. The impact of this adjustment to the allowance for loan losses resulted in nearly a $900,000 increase to our loan loss reserves as compared to the methodology previously used. During the first quarter, the Company recorded a recovery of loan losses of $100,000 which is a smaller recovery than the recovery that was recorded in the first quarter of 2012. In 2013, the recovery resulted from a low level of net charge-offs coupled with a reduction in overall loan balances. In 2012, the recovery resulted primarily from a $2.4 million recovery on the previously disclosed large loan fraud. Loan loss provisions in 2012 were also affected by a decline in loan balances during the period.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2013 was $619,000, a slight decrease from the first quarter of 2012. This decrease was primarily due to a decline in service charges on deposit accounts that was partially offset by increases in other categories of non-interest income. Service charges on deposit accounts decreased $46,000 to $272,000 for the quarter ended March 31, 2013 from $318,000 for the same period in 2012. Fees from presold mortgages increased $23,000 to $62,000 for the quarter ended March 31, 2013 from the same period in 2012. During the first quarter, the Company decided to close its mortgage division while more efficient and profitable ways to generate income from the 1-4 family mortgage market are evaluated. Other non-deposit fees and income increased $16,000 from the first quarter of 2012 to the first quarter of 2013 due largely to an increase in loan servicing fees.

Non-Interest Expenses. Non-interest expenses decreased by $295,000 to $3.9 million for the quarter ended March 31, 2013, from $4.2 million for the same period in 2012. In general, an increase in personnel expenses were offset by decreases in all other categories of non-interest expenses. Non-interest expenses were also impacted by the April 2012 sale of two branches. The following are highlights of the significant categories of non-interest expenses during the first quarter of 2013 versus the same period in 2012:

•	Personnel expenses increased $128,000 to $2.1 million due to higher salary, employer taxes, 401K and mortgage commission expenses.
•	Deposit insurance expense decreased $48,000 due to lower deposit balances.
•	Professional fees decreased $193,000 due to 2012 expenses related to the previously mentioned 2012 branch sale and also due to lower legal expenses related to lending activities.
•	Other non-interest expenses declined by $115,000 due to reductions in several categories of other non-interest expenses including foreclosed property and collections expenses.

Provision for Income Taxes. The Company’s effective tax rate was 37.0% and 37.8% for the quarters ended March 31, 2013 and 2012, respectively.

As of March 31, 2013 and December, 31, 2012, the Company had a net deferred tax asset in the amount of $2.6 million. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of March 31, 2013 and December 31, 2012, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 32.6% of total assets at March 31, 2013.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of March 31, 2013 the Company had existing credit lines with other financial institutions to purchase up to $44.0 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $22.8 million of qualifying loans is pledged to the FHLB to secure borrowings. At March 31, 2013, the Company had no FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At March 31, 2013, total borrowings consisted of securities sold under agreements to repurchase of $14.7 million and junior subordinated debentures of $12.4 million.

Total deposits were $483.0 million at March 31, 2013. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 51.4% of total deposits at March 31, 2013. Time deposits of $100,000 or more represented 26.3% of the Company’s total deposits at March 31, 2013. At quarter-end, the Company had no brokered time deposits and $498,000 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. New Century Bancorp maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances plus taxes receivable will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 9.66% at March 31, 2013.

On June 10, 2011, the Board of Directors of New Century Bank entered into a Memorandum of Understanding (“MOU” or “the Memorandum”) with the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks. The MOU represented an informal agreement between the Board of Directors of New Century Bank, the Regional Director of the FDIC’s Atlanta Regional Office and the North Carolina Commissioner of Banks and required that New Century Bank’s management take certain actions to improve the bank’s lending function. The Memorandum also required the Bank to maintain minimum Tier 1 Leverage and Total Risk Based Capital Ratios of 8.0% and 11.5%, respectively, during the life of the Memorandum.  The Memorandum also restricted the ability of the Bank to grow its total assets at a rate in excess of 10% per year or to declare cash dividends without the prior approval of the Commissioner and the FDIC.

On January 29, 2013, the MOU was terminated upon agreement of all parties.

As the following table indicates, at March 31, 2013, the Company and the Bank both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
New Century Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	17.62%	8.00%
Tier 1 risk-based capital ratio	16.36%	4.00%
Leverage ratio	11.38%	4.00%

		Regulatory
	Actual	Minimum	Well-Capitalized
New Century Bank	Ratio	Requirement	Requirement

Total risk-based capital ratio	17.26%	10.00%	10.00%
Tier 1 risk-based capital ratio	16.01%	6.00%	6.00%
Leverage ratio	11.13%	5.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of March 31, 2013.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the first quarter of 2013. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 4.	Mine Safety Disclosures

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, in XBRL(eXtensible Business Reporting Language)*

*Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.

Date: May 15, 2013	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: May 15, 2013	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President and Chief Financial Officer and
Chief Operating Officer

Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, in XBRL(eXtensible Business Reporting Language)*

 *Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

