Form 10-Q
period 2013-06-30
NEW CENTURY BANCORP INC
filed 2013-08-14
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

As of August 1, 2013, the Registrant had outstanding 6,921,352 shares of Common Stock, $1 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31,
	(Unaudited)	2012*
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$22,065	$13,498
Interest-earning deposits in other banks	77,784	97,081
Federal funds sold	3,029	3,029
Investment securities available for sale, at fair value	68,738	81,491
Loans held for sale, at fair value	406	-
Loans	355,651	367,892
Allowance for loan losses	(7,218)	(7,897)

NET LOANS	348,433	359,995

Accrued interest receivable	1,530	1,636
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	796	973
Other non marketable securities	1,040	1,105
Foreclosed real estate	2,370	2,833
Premises and equipment, net	10,894	10,939
Bank owned life insurance	8,345	8,228
Core deposit intangible	240	298
Other assets	4,338	4,347

TOTAL ASSETS	$550,008	$585,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$78,581	$92,265
Savings	19,277	22,139
Money market and NOW	128,833	122,727
Time	238,798	261,428

TOTAL DEPOSITS	465,489	498,559

Short term debt	13,858	17,848
Long term debt	12,372	12,372
Accrued interest payable	241	281
Accrued expenses and other liabilities	2,645	2,214

TOTAL LIABILITIES	494,605	531,274

Shareholders’ Equity
Common stock, $1 par value, 25,000,000 shares authorized; 6,921,352 and 6,913,636 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	6,922	6,914
Preferred stock, no par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	42,051	42,000
Retained earnings	6,239	4,187
Accumulated other comprehensive income	191	1,078

TOTAL SHAREHOLDERS’ EQUITY	55,403	54,179

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$550,008	$585,453

* Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)

INTEREST INCOME
Loans	$5,543	$5,887	$10,978	$12,042
Federal funds sold and interest-earning deposits in other banks	54	36	111	72
Investments	371	402	758	830

TOTAL INTEREST INCOME	5,968	6,325	11,847	12,944

INTEREST EXPENSE
Money market, NOW and savings deposits	118	127	239	228
Time deposits	1,154	1,451	2,362	3,007
Short term debt	9	26	25	60
Long term debt	74	80	147	162

TOTAL INTEREST EXPENSE	1,355	1,684	2,773	3,457

NET INTEREST INCOME	4,613	4,641	9,074	9,487

RECOVERY OF LOAN LOSSES	(375)	(649)	(475)	(2,786)

NET INTEREST INCOME AFTER RECOVERY OF LOAN LOSSES	4,988	5,290	9,549	12,273

NON-INTEREST INCOME
Fees from pre-sold mortgages	12	75	73	113
Service charges on deposit accounts	276	291	548	609
Gain on branch sale	-	557	-	557
Other fees and income	467	276	752	547

TOTAL NON-INTEREST INCOME	755	1,199	1,373	1,826

NON-INTEREST EXPENSE
Personnel	1,997	2,047	4,086	4,008
Occupancy and equipment	372	311	701	670
Deposit insurance	61	187	209	381
Professional fees	342	470	618	940
Information systems	326	368	664	735
Foreclosed real estate-related expense	67	521	190	545
Other	591	744	1,210	1,586

TOTAL NON-INTEREST EXPENSE	3,756	4,648	7,678	8,865

INCOME BEFORE INCOME TAX	1,987	1,841	3,244	5,234

INCOME TAXES	728	683	1,192	1,964

NET INCOME	$1,259	$1,158	$2,052	$3,270

NET INCOME PER COMMON SHARE
Basic	$0.18	$0.17	$0.30	$0.47
Diluted	$0.18	$0.17	$0.30	$0.47

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,921,352	6,913,636	6,916,233	6,886,417
Diluted	6,922,942	6,913,636	6,917,471	6,886,417

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)

Net income	$1,259	$1,158	$2,052	$3,270

Other comprehensive income (loss):
Unrealized loss on investment securities available for sale	(1,108)	(50)	(1,344)	(198)
Tax effect	377	19	457	72
	(731)	(31)	(887)	(126)

Reclassification adjustment for loss included in net income	-	65	-	123
Tax effect	-	(25)	-	(47)
	-	40	-	76

Total	(731)	9	(887)	(50)

Total comprehensive income	$528	$1,167	$1,165	$3,220

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

				Retained	Accumulated
			Additional	earnings	other com-	Total
	Common stock		paid-in	(Accumulated	prehensive	shareholders’
	Shares	Amount	capital	deficit)	income	equity
	(Amounts in thousands, except share and per data share)

Balance at December 31, 2011	6,860,367	$6,860	$41,851	$(450)	$1,285	$49,546

Net income	-	-	-	3,270	-	3,270

Sale of common stock	53,269	54	111	-	-	165

Other comprehensive loss, net	-	-	-	-	(50)	(50)

Stock based compensation	-	-	23	-	-	23

Balance at June 30, 2012	6,913,636	$6,914	$41,985	$2,820	$1,235	$52,954

Balance at December 31, 2012	6,913,636	$6,914	$42,000	$4,187	$1,078	$54,179

Net income	-	-	-	2,052	-	2,052

Other comprehensive loss, net	-	-	-	-	(887)	(887)

Stock option exercises	7,716	8	36	-	-	44

Stock based compensation	-	-	15	-	-	15

Balance at June 30, 2013	6,921,352	$6,922	$42,051	$6,239	$191	$55,403

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,052	$3,270
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	(475)	(2,786)
Depreciation and amortization of premises and equipment	255	286
Amortization and accretion of investment securities	447	281
Amortization of deferred loan fees and costs	(120)	(96)
Amortization of core deposit intangible	58	57
Stock-based compensation	15	23
Net gain on branch sale	-	(557)
Increase in cash surrender value of bank owned life insurance	(117)	(125)
Net loss on sale and write-downs of foreclosed real estate	168	545
Net loss on investment security sales and pay-downs	-	123
Change in assets and liabilities:
Net change in accrued interest receivable	106	373
Net change in other assets	466	1,917
Net change in accrued expenses and other liabilities	391	1,745

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,246	5,056

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of FHLB stock	177	214
Redemption of non-marketable security	65	-
Purchase of investment securities available for sale	(1,821)	(19,372)
Maturities of investment securities available for sale	6,351	8,021
Mortgage-backed securities pay-downs	6,432	6,417
Sale of investment securities available for sale	-	500
Net cash payment on branch sale	-	(13,001)
Net change in loans outstanding	11,302	24,602
Proceeds from sale of foreclosed real estate	744	2,265
Purchases of premises and equipment	(210)	(109)

NET CASH PROVIDED BY INVESTING ACTIVITIES	23,040	9,537

See accompanying notes.

NEW CENTURY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(33,070)	$(15,613)
Proceeds from short-term debt	-	3,424
Repayments on short-term debt	(3,990)	(2,348)
Repayments on long-term debt	-	(2,000)
Proceeds from stock option exercises	44	-
Proceeds from sale of common stock	-	165

NET CASH USED IN FINANCING ACTIVITIES	(37,016)	(16,372)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,730)	(1,779)

CASH AND CASH EQUIVALENTS, BEGINNING	113,608	77,096

CASH AND CASH EQUIVALENTS, ENDING	$102,878	$75,317

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,813	$3,506
Taxes	526	-

Non-cash transactions:
Unrealized losses on investment securities available for sale, net of tax	(887)	(50)
Transfers from loans to foreclosed real estate	449	3,638
Transfers from loans to loans held for sale, at fair value	406	-

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on

March 29, 2013. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At June 30, 2013 and 2012 there were 308,909 and 372,883 anti-dilutive options outstanding, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average shares used for basic net income per share	6,921,352	6,913,636	6,916,233	6,886,417

Effect of dilutive stock options	1,590	-	1,238	-

Weighted average shares used for diluted net income per share	6,922,942	6,913,636	6,917,471	6,886,417

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

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three months and six months ended June 30, 2013. Valuation techniques are consistent with techniques used in prior periods.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

Investment securities available for sale June 30, 2013	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies - Government Sponsored-Enterprises (“GSE’s”)	$30,499	$-	$30,499	$-
Mortgage-backed securities - GSE’s	30,007	-	30,077	-
Municipal bonds	8,232	-	8,232	-

Total	$68,738	$-	$68,738	$-

Investment securities available for sale December 31, 2012	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$37,154	$-	$37,154	$-
Mortgage-backed securities - GSE’s	35,954	-	35,954	-
Municipal bonds	8,383	-	8,383	-

Total	$81,491	$-	$81,491	$-

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2013 and December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At June 30, 2013, the discounts used ranged between 10% and 50%. There were no transfers between levels from the prior reporting periods and there have been no changes in valuation techniques for the three months and six months ended June 30, 2013.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At June 30, 2013, the discounts used ranged between 6% and 43%. There have been no changes in valuation techniques for the quarter ended June 30, 2013.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of June 30, 2013 and

December 31, 2012 (in thousands):

Asset Category June 30, 2013	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans held for sale, at fair value	$406	$-	$-	$406
Impaired loans	6,643	-	-	6,643
Foreclosed real estate	2,370	-	-	2,370

Total	$9,419	$-	$-	$9,419

As of June 30, 2013, the Bank identified $20.0 million in impaired loans, of which $6.6 million were carried at fair value on a non-recurring basis which included $4.9 million in loans that required a specific reserve of $826,000, and an additional $2.6 million in other loans without specific reserves that had partial charge-offs.

Asset Category December 31, 2012	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$8,104	$-	$-	$8,104
Foreclosed real estate	2,833	-	-	2,833

Total	$10,937	$-	$-	$10,937

As of December 31, 2012, the Bank identified $19.7 million in impaired loans, of which $8.1 million were carried at fair value on a non-recurring basis which included $6.0 million in loans that required a specific reserve of $909,000, and an additional $3.0 million in other loans without specific reserves that had partial charge-offs.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's financial instruments at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$22,065	$22,065	$22,065	$-	$-
Interest-earning deposits in other banks	77,784	77,784	77,784	-	-
Federal funds sold	3,029	3,029	3,029	-	-
Investment securities available for sale	68,738	68,738	-	68,738	-
Loans held for sale	406	406	-	-	406
Loans, net	348,443	356,150	-	-	356,150
Accrued interest receivable	1,530	1,530	-	-	1,530
Stock in FHLB	796	796	-	-	796
Other non-marketable securities	1,040	1,040	-	-	1,040

Financial liabilities:
Deposits	$465,489	$472,957	$-	$472,957	$-
Short term debt	13,858	13,858	-	13,858	-
Long term debt	12,372	8,451	-	8,451	-
Accrued interest payable	241	241	-	-	241

	December 31, 2012
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$13,498	$13,498	$13,498	$-	$-
Interest-earning deposits in other banks	97,081	97,081	97,081	-	-
Federal funds sold	3,029	3,029	3,029	-	-
Investment securities available for sale	81,491	81,491	-	81,491	-
Loans, net	359,995	377,591	-	-	377,591
Accrued interest receivable	1,636	1,636	-	-	1,636
Stock in the FHLB	973	973	-	-	973
Other non-marketable securities	1,105	1,105	-	-	1,105

Financial liabilities:
Deposits	$498,559	$507,478	$-	$507,478	$-
Short term debt	17,848	17,848	-	17,848	-
Long term debt	12,372	8,451	-	8,451	-
Accrued interest payable	281	281	-	-	281

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

NOTE F - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	June 30, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
U.S. government agencies-GSE’s
Within 1 year	$10,356	$69	$-	$10,425
After 1 year but within 5 years	9,849	21	-	9,870
After 5 years but within 10 years	6,001	-	(392)	5,609
After 10 years	4,539	55	-	4,594

Mortgage-backed securities-GSE’s
Within 1 year	248	12	-	260
After 1 year but within 5 years	23,663	701	(64)	24,300
After 5 years but within 10 years	5,646	-	(199)	5,447

Municipal bonds
Within 1 year	100	1	-	101
After 1 year but within 5 years	3,042	198	-	3,240
After 5 years but within 10 years	3,334	40	(61)	3,313
After 10 years	1,527	65	(13)	1,579

	$68,305	$1,162	$(729)	$68,738

As of June 30, 2013, accumulated other comprehensive income was $191,000 which represented unrealized net gains of $433,000 net of deferred income taxes of $242,000.

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES (continued)

	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
U.S. government agencies-GSE’s
Within 1 year	$9,385	$75	$-	$9,460
After 1 year but within 5 years	16,947	100	-	17,047
After 5 years but within 10 years	6,003	-	(45)	5,958
After 10 years	4,616	73	-	4,689

Mortgage-backed securities-GSE’s
Within 1 year	1,085	68	-	1,152
After 1 year but within 5 years	27,188	1,122	(20)	28,290
After 5 years but within 10 years	4,505	-	(6)	4,500
After 10 years	2,016	-	(4)	2,012

Municipal bonds
Within 1 year	350	1	-	351
After 1 year but within 5 years	2,354	187	-	2,541
After 5 years but within 10 years	3,665	122	-	3,787
After 10 years	1,601	103	-	1,704

	$79,715	$1,851	$(75)	$81,491

As of December 31, 2012, accumulated other comprehensive income was $1.1 million which represented unrealized net gains of $1.8 million, net of deferred income taxes of $699,000.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Securities available for sale:
U.S. government agencies- GSE’s	$5,610	$392	$-	$-	$5,610	$392
Mortgage-backed securities- GSE’s	11,806	263	-	-	11,806	263
Municipal bonds	2,816	74	-	-	2,816	74

Total temporarily impaired securities	$20,232	$729	$	$	$20,232	$729

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F- INVESTMENT SECURITIES (continued)

At June 30, 2013, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. Three U.S. government agencies GSE’s, nine mortgage-backed securities GSE’s, and three municipal bonds had unrealized losses for less than twelve months totaling $729,000 at June 30, 2013. All unrealized losses are attributable to the general trend of rising interest rates.

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$5,959	$45	$-	$-	$5,959	$45
Mortgage-backed securities-GSE’s	10,286	30	-	-	10,286	30
Total temporarily impaired securities	$16,245	$75	$-	$-	$16,245	$75

At December 31, 2012, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. Three U.S. government agencies GSE’s and seven mortgage-backed securities GSE’s had unrealized losses for less than twelve months totaling $75,000 at December 31, 2012. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities.

NOTE G - LOANS

Following is a summary of the composition of the Company’s loan portfolio at June 30, 2013 and December 31, 2012:

	2013		2012
		Percent		Percent
	Amount	of total	Amount	of total
	(In thousands)
Real estate loans:
1 to 4 family residential	$35,464	9.97%	$41,017	11.14%
Commercial real estate	182,233	51.24%	186,949	50.82%
Multi-family residential	14,760	4.15%	19,524	5.31%
Construction	51,758	14.55%	48,220	13.11%
Home equity lines of credit (“HELOC”)	32,579	9.16%	34,603	9.41%
Total real estate loans	316,794	89.07%	330,313	89.79%

Other loans:
Commercial and industrial	31,710	8.92%	29,297	7.96%
Loans to individuals	7,611	2.14%	8,615	2.34%
Overdrafts	46	0.01%	119	.03%
Total other loans	39,367	11.07%	38,031	10.33%

Gross loans	356,161		368,344
Less deferred loan origination fees, net	(510)	(.14)%	(452)	(.12)%
Total loans	355,651	100.00%	367,892	100.00%
Allowance for loan losses	(7,218)		(7,897)
Total loans, net	$348,433		$359,995

NEW CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Loans are primarily made in southeastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and by the local economic conditions.

At June 30, 2013, the Company had pre-approved but unused lines of credit for customers totaling $77.5 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$138	$150	$288	$31,422	$31,710
Construction	343	1,947	2,290	49,468	51,758
Multi-family residential	-	1,004	1,004	13,756	14,760
Commercial real estate	1,363	3,283	4,646	177,587	182,233
Loans to individuals & overdrafts	33	8	41	7,616	7,657
1-to-4 family residential	1,126	1,064	2,190	33,274	35,464
HELOC	112	819	931	31,648	32,579
Deferred loan (fees) cost, net	-	-	-	-	(510)

	$3,115	$8,275	$11,390	$344,771	$355,651

At June 30, 2013, there were two loans totaling $88,000 that were more than 90 days past due and still accruing interest.

	December 31, 2012
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$215	$319	$534	$28,763	$29,297
Construction	138	2,298	2,436	45,784	48,220
Multi-family residential	-	1,482	1,482	18,042	19,524
Commercial real estate	241	4,373	4,614	182,335	186,949
Loans to individuals & overdrafts	19	11	30	8,704	8,734
1 to 4 family residential	536	1,061	1,597	39,420	41,017
HELOC	30	582	612	33,991	34,603
Deferred loan (fees) cost, net	-	-	-	-	(452)
	$1,179	$10,126	$11,305	$357,039	$367,892

There were no loans greater than 90 days past due and still accruing interest at December 31, 2012.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of
June 30, 2013 and December 31, 2012:

				Three months ended		Six months ended
	As of June 30, 2013			June 30, 2013		June 30, 2013
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$660	$855	$-	$500	$17	$515	$21
Construction	1,689	2,051	-	1,881	2	2,046	4
Commercial real estate	7,413	8,406	-	5,812	124	5,870	147
Loans to individuals & overdrafts	1	1	-	1	-	2	-
Multi-family residential	2,407	2,407	-	1,911	33	1,755	72
1 to 4 family residential	2,564	2,816	-	2,707	31	2,713	64
HELOC	482	567	-	396	2	477	4
Subtotal:	15,216	17,103	-	13,208	209	13,378	312
With an allowance recorded:
Commercial and industrial	-	-	-	79	-	75	-
Construction	699	812	79	472	5	403	7
Commercial real estate	2,041	2,067	223	3,972	-	4,150	30
Loans to individuals & overdrafts	15	15	5	13	-	16	-
Multi-family residential	-	-	-	-	-	13	-
1 to 4 family residential	1,526	1,568	322	947	20	940	28
HELOC	549	549	197	316	1	270	1
Subtotal:	4,830	5,011	826	5,799	26	5,867	66
Totals:
Commercial	14,909	16,598	302	14,627	181	14,827	281
Consumer	16	16	5	14	-	18	-
Residential	5,121	5,500	519	4,366	54	4,400	97
Grand Total:	$20,046	$22,114	$826	$19,007	$235	$19,245	$378

Impaired loans at June 30, 2013 were approximately $20.0 million and were comprised of $8.3 million in nonaccrual loans and $11.7 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $4.8 million in impaired loans had specific allowances provided for them while the remaining $15.2 million had no specific allowances recorded at June 30, 2013. Of the $15.2 million with no allowance recorded, $2.6 million of those loans had partial charge-offs recorded.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans (continued)

				Three months ended		Six months ended
	As of December 31, 2012			June 30, 2012		June 30, 2012
		Contractual			Interest Income		Interest Income
		Unpaid	Related	Average	Recognized on	Average	Recognized on
	Recorded	Principal	Allowance	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	for Loan Losses	Investment	Loans	Investment	Loans
	(In thousands)
2012:
With no related allowance recorded:
Commercial and industrial	$545	$810	$-	$480	$6	$480	$13
Construction	2,376	2,940	-	2,134	6	1,760	6
Commercial real estate	5,987	6,475	-	12,810	196	11,605	284
Loans to individuals & overdrafts	3	13	-	149	1	171	1
Multi-family residential	1,442	1,442	-	1,524	-	1,529	-
1 to 4 family residential	2,725	2,995	-	1,776	9	1,884	13
HELOC	641	821	-	1,193	7	1,039	15
Subtotal:	13,719	15,496	-	20,066	225	18,468	332
With an allowance recorded:
Commercial and industrial	65	66	51	64	-	43	-
Construction	266	266	64	1,443	11	2,083	12
Commercial real estate	4,505	5,474	581	1,744	13	2,842	13
Loans to individuals & overdrafts	21	21	4	35	-	29	-
Multi-family residential	40	40	9	21	1	14	1
1 to 4 family residential	926	926	43	792	14	774	24
HELOC	179	179	157	258	5	308	5
Subtotal:	6,002	6,972	909	4,357	44	6,093	55
Totals:
Commercial	15,226	17,513	705	20,220	233	20,356	329
Consumer	24	34	4	184	1	200	1
Residential	4,471	4,921	200	4,019	35	4,005	57
Grand Total:	$19,721	$22,468	$909	$24,423	$269	$24,561	$387

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the three and six months ended 2013 and 2012:

	Three months ended June 30, 2013			Six months ended June 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	$-	-	$-	$-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	-	-	-	-	-	-

Extended payment terms:
Commercial and industrial	4	537	536	4	537	536
Construction	2	134	134	2	134	134
Commercial real estate	1	645	645	1	645	645
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	2	139	139	2	139	139
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	9	1,455	1,454	9	1,455	1,454

Other:
Commercial and industrial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	2	2,454	2,454	2	2,454	2,454
Loans to individuals & overdrafts	-	-	-	-	-	-
1- to-4 family residential	1	76	74	2	135	132
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	3	2,530	2,528	4	2,589	2,586

Total	12	$3,985	$3,982	13	$4,044	$4,040

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

	Three months ended June 30, 2012			Six months ended June 30, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	$-	-	$-	$-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	-	-	-	-	-	-

Extended payment terms:
Commercial and industrial	-	-	-	1	116	114
Construction	-	-	-	2	294	290
Commercial real estate	-	-	-	4	1,282	1,144
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	-	-	-	7	1,692	1,548

Other:
Commercial and industrial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	2	849	849	2	849	849
Loans to individuals & overdrafts	-	-	-	-	-	-
1- to-4 family residential	4	165	165	4	165	165
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	6	1,014	1,014	6	1,014	1,014

Total	6	$1,014	$1,014	13	$2,706	$2,562

As noted in the tables above, there were loans that were considered troubled debt restructurings for reasons other than below market interest rates, extended payment terms or forgiveness of principal. Loans in the “Other” category are those that were renewed at terms that vary from those that the Bank would enter into for new loans of the same type.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default together with concessions made by loan class during the three and six month period ended June 30, 2013 and 2012:

	Three months ended		Six months ended
	June 30, 2013		June 30, 2013
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	-	$-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Extended payment terms:
Commercial and industrial	2	163	2	163
Construction	2	133	2	133
Commercial real estate	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	1	47	1	47
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	5	343	5	343

Forgiveness of principal:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals and overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Other:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	1	163	1	163
Loans to individuals and overdrafts	-	-	-	-
1-to-4 family residential	-	-	1	59
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	1	163	2	222

Total	$6	$506	$7	$565

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

	Three months ended		Six months ended
	June 30, 2012		June 30, 2012
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	-	$-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Extended payment terms:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	1	283
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	1	283

Forgiveness of principal:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals and overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Other:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals and overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Total	$-	$-	$1	$283

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

At June 30, 2013, the Bank had forty-one loans with a total balance of $9.8 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-four loans with a balance totaling $7.4 million were still accruing as of June 30, 2013. The remaining TDRs with balances totaling $2.4 million as of June 30, 2013 were in non-accrual status.

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of June 30, 2013 and December 31, 2012, respectively:

June 30, 2013
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(In thousands)

Superior	$802	$45	$-	$-
Very good	-	-	-	-
Good	6,122	601	19,446	2,079
Acceptable	8,030	3,609	60,792	4,881
Acceptable with care	10,750	44,554	72,231	6,396
Special mention	5,270	458	20,724	-
Substandard	736	2,491	9,040	1,404
Doubtful	-	-	-	-
Loss	-	-	-	-
	$31,710	$51,758	$182,233	$14,760

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$29,913	$30,383
Special mention	1,070	1,029
Substandard	4,481	1,167
	$35,464	$32,579

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$7,582
Non –pass	75
$7,657

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

In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used net charge off history for most the recent eight consecutive quarters. For the June 30, 2013 allowance for loan losses, the loss history was expanded to twelve consecutive quarters of net charge offs. Since the most recent quarters have contained a large number of recoveries and lower charge-offs, resulting in a lower loss history than quarters from 2010 and 2011, management determined that the expansion of loss history better reflects the inherent losses in the current loan portfolio. The impact of this adjustment to the allowance for loan losses resulted in a nearly $1.2 million increase to our loan loss reserves as compared to the methodology previously used.

Individual reserves are calculated according to ASC Section 310-10-35 against loans evaluated individually and deemed to most likely be impaired.  All loans in non-accrual status and all substandard loans that are deemed to be collateral dependent are assessed for impairment.

Loans are deemed uncollectible based on a variety of credit, collateral, documentation and other issues. In the case of uncollectible receivables, the collateral is considered unsecured and therefore fully charged off.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three month and six month periods ended June 30, 2013 and June 30, 2012, respectively:

	Three months ended June 30, 2013
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)

Balance, beginning of period 3/31/2013	$339	$626	$5,110	$920	$635	$73	$72	$7,775
Provision (recovery) for loan losses	42	(15)	(458)	198	(68)	(60)	(14)	(375)
Loans charged-off	(83)	-	(137)	(81)	(29)	(17)	-	(347)
Recoveries	(48)	(3)	70	8	72	66	-	165

Balance, end of period 6/30/2013	$250	$608	$4,585	$1,045	$610	$62	$58	$7,218

Ending balance: individually evaluated for impairment	$-	$79	$223	$322	$197	$5	$-	$826
Ending balance: collectively evaluated for impairment	$250	$529	$4,362	$723	$413	$57	$58	$6,392

Loans:
Ending balance	$31,710	$51,758	$182,233	$35,464	$32,579	$7,657	$14,760	$356,161
Ending balance: individually evaluated for impairment	$660	$2,388	$9,454	$4,091	$1,030	$16	$2,407	$20,046
Ending balance: collectively evaluated for impairment	$31,050	$49,370	$172,779	$31,373	$31,549	$7,641	$12,353	$336,115

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

	Six months ended June 30, 2013
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)

Balance, beginning of period 1/1/2013	$278	$798	$4,946	$1,070	$627	$72	$106	$7,897
Provision (recovery) for loan losses	74	(190)	(253)	75	(54)	(79)	(48)	(475)
Loans charged-off	(129)	-	(180)	(121)	(39)	(44)	-	(513)
Recoveries	27	-	72	21	76	113	-	309

Balance, end of period 6/30/2013	$250	$608	$4,585	$1,045	$610	$62	$58	$7,218

Ending balance: individually evaluated for impairment	$-	$79	$223	$322	$197	$5	$-	$826
Ending balance: collectively evaluated for impairment	$250	$529	$4,362	$723	$413	$57	$58	$6,392

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (continued)

	Three months ended June 30, 2012
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)

Balance, beginning of period 3/31/2012	$555	$1,311	$4,804	$1,585	$1,101	$105	$107	$9,568
Provision (recovery) for loan losses	(409)	(967)	1,024	(275)	(41)	3	16	(649)
Loans charged-off	(4)	-	(670)	(54)	(168)	(45)	-	(941)
Recoveries	244	138	70	58	5	17	-	532

Balance, end of period 6/30/2012	$386	$482	$5,228	$1,314	$897	$80	$123	$8,510

Ending balance: individually evaluated for impairment	$2	$167	$75	$162	$97	$7	$10	$520
Ending balance: collectively evaluated for impairment	$384	$315	$5,153	$1,152	$800	$73	$113	$7,990

Loans:
Ending balance	$31,044	$54,716	$193,221	$48,487	$36,771	$7,070	$19,501	$390,810
Ending balance: individually evaluated for impairment	$519	$3,504	$14,535	$2,493	$1,517	$136	$1,551	$24,255
Ending balance: collectively evaluated for impairment	$30,525	$51,212	$178,686	$45,994	$35,254	$6,934	$17,950	$366,555

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the three months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)

Beginning balance	$922	$1,226	$1,078	$1,285

Unrealized loss on investment securities available for sale	(1,108)	(50)	(1,344)	(198)
Tax benefit	377	19	457	72
Other comprehensive loss before reclassification	(731)	(31)	(887)	(126)

Amounts reclassified from accumulated comprehensive income:
Realized loss on investment securities included in net income	-	65	-	123
Tax effect	-	(25)	-	(47)
Total reclassifications net of tax	-	40	-	76

Net current period other comprehensive income (loss)	(731)	9	(887)	(50)

Ending balance	$191	$1,235	$191	$1,235

The income statement line items impacted by the reclassifications of realized gains (losses) on investment securities is the other non-interest expense and income tax expense line items in the consolidated statement of operations.

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

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small- to medium-sized businesses located in Harnett, Cumberland, Johnston, Pitt, Robeson, Sampson, Wake and Wayne counties in North Carolina. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking accounts, savings accounts and certificates of deposit. Deposit services are not offered in Pitt or Wake Counties. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

Comparison of Financial Condition at

June 30, 2013 and December 31, 2012

During the first six months of 2013, total assets decreased by $35.4 million to $550.0 million as of June 30, 2013. Earning assets at June 30, 2013 totaled $499.8 million and consisted of $348.4 million in net loans, $68.7 million in investment securities, $80.8 million in overnight investments and interest-bearing deposits in other banks and $1.8 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the second quarter of 2013 were $465.5 million and $55.4 million, respectively.

Since the end of 2012, gross loans have decreased by $12.2 million to $355.7 million as of June 30, 2013 due to continued soft loan demand. Gross loans consisted of $31.7 million in commercial and industrial loans, $182.2 million in commercial real estate loans, $14.8 million in multi-family residential loans, $7.6 million in consumer loans, $35.5 million in residential real estate, $32.6 million in HELOC, and $51.8 million in construction loans. Deferred loan fees, net of costs, on these loans were $510,000.

At June 30, 2013 and December 31, 2012, the Company held $3.0 million in federal funds sold. Interest-earning deposits in other banks were $77.8 million at June 30, 2013, a $19.3 million decrease from December 31, 2012. The Company’s investment securities at June 30, 2013 were $68.7 million, a decrease of $12.8 million from December 31, 2012. The investment portfolio as of June 30, 2013 consisted of $30.5 million in government agency debt securities, $30.0 million in mortgage-backed securities and $8.2 million in municipal securities. The net unrealized gain on these securities was $433,000.

At June 30 2013, the Company held an investment of $796,000 in the form of Federal Home Loan Bank (“FHLB”) stock, which is a decrease of $177,000 from December 31, 2012 due to a redemption by the FHLB. Also, the Company had $1.0 million in other non-marketable securities, down slightly from $1.1 million at December, 31, 2012.

At June 30, 2013, non-earning assets were $49.8 million, a decrease of $1.9 million from the $51.7 million as of December 31, 2012. Non-earning assets included $22.1 million in cash and due from banks, bank premises and equipment of $10.9 million, core deposit intangible of $240,000, accrued interest receivable of $1.5 million, foreclosed real estate of $2.4 million, $8.3 million in bank owned life insurance (“BOLI”), $2.9 million in deferred tax assets, and $1.5 million in all other assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets.

Total deposits at June 30, 2013 were $465.5 million and consisted of $78.6 million in non-interest-bearing demand deposits, $128.8 million in money market and NOW accounts, $19.3 million in savings accounts, and $238.8 million in time deposits. Total deposits decreased by $33.1 million from $498.6 million as of December 31, 2012. The Bank had $498,000 in brokered demand deposits and no brokered time deposits as of June 30, 2013. Overall deposits decreased due to reduced funding needs as a result of lower asset balances.

As of June 30, 2013, the Company had $13.9 million in repurchase agreements with local customers that are classified as short-term debt and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at June 30, 2013 was $55.4 million, an increase of $1.2 million from $54.2 million as of December 31, 2012. Accumulated other comprehensive income relating to available for sale securities decreased $887,000 during the six months ended June 30, 2013. Other changes in shareholders’ equity included increases of $15,000 in stock-based compensation, net income of $2.1 million, and $44,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At June 30, 2013, the Company had $3.1 million in loans that were 30 to 89 days past due. This represented 0.88% of gross loans outstanding on that date. This is an increase from December 31, 2012 when there were $1.2 million in loans that were 30-89 days past due or 0.32% of gross loans outstanding. Non-accrual loans decreased from $10.1 million at December 31, 2012 to $8.3 million at June 30, 2013.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans increased from 3.27% at December 31, 2012 to 4.41% at June 30, 2013.

At June 30, 2013, the Company had forty-one loans totaling $9.8 million that were considered to be troubled debt restructuring. Twenty-four loans of these loans totaling $7.4 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered non-performing loans regardless of accrual status.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	June 30,	December 31,
	2013	2012
	(In thousands)

Non-accrual loans	$8,275	$10,126

Accruing TDRs	7,382	1,904
Total non-performing loans	15,657	12,030
Foreclosed real estate	2,370	2,833

Total non-performing assets	$18,027	$14,863

Accruing loans past due 90 days or more	$88	$-
Allowance for loan losses	$7,218	$7,897

Non-performing loans to period end loans	4.41%	3.27%
Non-performing loans and accruing loans past due 90 days or more to period end loans	4.43%	3.27%
Allowance for loans losses to period end loans	2.03%	2.15%
Allowance for loan losses to non-performing loans	46%	66%
Allowance for loan losses to non-performing assets	40%	53%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	40%	53%
Non-performing assets to total assets	3.28%	2.53%
Non-performing assets and accruing loans past due 90 days or more to total assets	3.29%	2.53%

The total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at June 30, 2013 and December 31, 2012 were $18.0 million and $14.9 million. The allowance for loan losses at June 30, 2013 represented 43% of non-performing assets compared to 53% at December 31, 2012.

Total impaired loans at June 30, 2013 were $20.0 million. This includes $8.3 million in loans that were classified as impaired because they were in non-accrual and $11.7 million in loans that were determined to be impaired for other reasons. Of these loans, $4.9 million required a specific reserve of $826,000 at June 30, 2013.

Total impaired loans at December 31, 2012 were $19.7 million. This includes $10.1 million in loans that were considered to be impaired due to being in non-accrual status and $9.6 million in loans that were deemed to be impaired for other reasons. Of these loans, $7.0 million required a specific reserve of $909,000 at December 31, 2012.

The allowance for loan losses was $7.2 million at June 30, 2013 or 2.02% of gross loans outstanding. This represents a slight decrease when compared to the 2.15% as a percentage of gross loans at December 31, 2012. The allowance for loan losses at June 30, 2013 represented 36.0% of impaired loans compared to 40.0% at December 31, 2012. It is management’s assessment that the allowance for loan losses as of June 30, 2013 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be made that further adjustments to the allowance for loan losses may not be deemed necessary.

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

At June 30, 2013 and December 31, 2012 the Company had $2.4 million and $13.3 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At June 30, 2013 and December 31, 2012 the Company had $8.3 million and $12.5 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 3.6% and 13.1% of total risk-based capital as of June 30, 2013 and December 31, 2012, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market continues to weaken in terms of both market activity and collateral valuations.

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

At December 31, 2012 the Company had one product type group which exceeded this guideline; Office Buildings, which represented 40% of risk-based capital, or $26.7 million. All other commercial real estate groups were under the 40% threshold. At June 30, 2013, there were not product type exceeding this internal guideline.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of June 30, 2013 and December 31, 2012.

Acquisition, Development and Construction Loans

(In thousands)

	June 30, 2013			December 31, 2012
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total
Total ADC loans	$34,402	$17,356	$51,758	$29,892	$18,328	$48,220

Average Loan Size	$102	$340		$100	$333

Percentage of total loans	9.67%	4.87%	14.54%	8.13%	4.98%	13.11%

Non-accrual loans	$581	$1,366	$1,947	$733	$1,565	$2,298

Management monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at
June 30, 2013.

	June 30, 2013				December 31, 2012
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(In thousands)
Harnett County	$3,984	7.70%	$6,500	19.95%	$4,404	9.13%	$6,839	19.76%
Cumberland County	19,120	36.94%	6,902	21.19%	17,909	37.14%	7,258	20.99%
Johnston County	946	1.83%	478	1.47%	543	1.13%	648	1.87%
Pitt County	5,376	10.39%	100	0.31%	4,642	9.63%	5	.01%
Robeson County	1,600	3.09%	3,443	10.57%	1,602	3.32%	3,775	10.91%
Sampson County	312	0.60%	1,835	5.63%	614	1.27%	1,686	4.87%
Wake County	8,397	16.22%	913	2.80%	5,707	11.84%	960	2.77%
Wayne County	2,908	5.62%	5,212	16.00%	3,079	6.39%	5,521	15.96%
Hoke County	3,831	7.40%	149	0.46%	4,443	9.21%	172	.50%
All other locations	5,284	10.21%	7,047	21.62%	5,277	10.94%	7,739	22.36%
Total	$51,758	100.00%	$32,579	100.00%	$48,220	100.00%	$34,603	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At June 30, 2013, the Company had $86.6 million in loans that had terms permitting interest only payments. This represented 24.4% of the total loan portfolio. At December 31, 2012, the Company had $84.4 million in loans that had terms permitting interest only payments. This represented 22.9% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $44.7 million or 12.6% of total loans at June 30, 2013 compared to $43.2 million or 11.7% of total loans at December 31, 2012. The Company’s ten largest customer relationships totaled $63.3 million or 17.8% of total loans at June 30, 2013 compared to $61.0 million or 16.6% of total loans at December 31, 2012. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended June 30, 2013 and 2012

General. During the second quarter of 2013, the Company had net income of $1.3 million as compared with net income of $1.2 million for the second quarter of 2012. Net income per share for the second quarter of 2013 was $0.18, basic and diluted, compared with net income per share of $0.17, basic and diluted, for the second quarter of 2012. Results of operations for the second quarter of 2013 were primarily impacted by a significantly smaller recovery of loan losses of $375,000 compared to a recovery of $649,000 in the second quarter of 2012. The Company also experienced a decrease in net interest margin of 26 basis points to 3.42% in the second quarter of 2013 from the same period in 2012. These items were partially offset by a decline of $165,000 in non-interest expenses.

Net Interest Income. Net interest income declined slightly to $4.6 million for second quarter of 2013. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets. Average total interest-earning assets were $511.0 million in the second quarter of 2013 compared with $511.9 million during the same period in 2012 while the yield on those assets decreased 28 basis points from 5.00% to 4.72%.

The Company’s average interest-bearing liabilities decreased by $15.7 million to $419.3 million for the quarter ended June 30, 2013 from $435.0 million for the same period one year earlier and the cost of those funds decreased from 1.56% to 1.30%, or 26 basis points. During the second quarter of 2013, the Company’s net interest margin was 3.65% and net interest spread was 3.42%. In the same quarter ended one year earlier, net interest margin was 3.68% and net interest spread was 3.44%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used net charge off history for most the recent eight consecutive quarters. The Company expanded the historical loss period and used ten quarters of loss history for the allowance calculation as of December 31, 2012. For the June 30, 2013 allowance for loan losses, the loss history was expanded again to twelve consecutive quarters of net charge offs. Since the most recent quarters have contained a large number of recoveries and lower charge-offs, resulting in a lower loss history than quarters from 2010 and 2011, management determined that the expansion of loss history better reflects the inherent losses in the current loan portfolio. The impact of this adjustment to the allowance for loan losses resulted in nearly a $1.2 million increase to our loan loss reserves as compared to the methodology previously used. During the second quarter, the Company recorded a recovery of loan losses of $375,000 which is a smaller recovery than the recovery that was recorded in the second quarter of 2012. In both 2013 and 2012, the recovery resulted from a low level of net charge-offs coupled with a reduction in overall loan balances.

Non-Interest Income. Non-interest income for the quarter ended June 30, 2013 was $755,000, a decrease of $444,000 from the second quarter of 2012. This decrease was primarily due to a gain on the branch sale of $557,000 in 2012, and a decline in service charges on deposit accounts. The decline in services charges on deposit accounts was partially offset by increases in other categories of non-interest income. Service charges on deposit accounts decreased $15,000 to $276,000 for the quarter ended June 30, 2013 from $291,000 for the same period in 2012. Fees from presold mortgages decreased $63,000 to $12,000 for the quarter ended June 30, 2013 from the same period in 2012. During the first quarter, the Company decided to close its mortgage division while more efficient and profitable ways to generate income from the 1-4 family mortgage market are evaluated. Other non-deposit fees and income increased $191,000 from the second quarter of 2012 to the second quarter of 2013 due to income from non-marketable securities and an increase in other fee income.

Non-Interest Expenses. Non-interest expenses decreased by $892,000 to $3.8 million for the quarter ended June 30, 2013, from $4.6 million for the same period in 2012. In general, increases in occupancy and equipment expenses were offset by decreases in all other categories of non-interest expenses. Non-interest expenses were impacted by the April 2012 sale of two branches. The following are highlights of the significant categories of non-interest expenses during the first quarter of 2013 versus the same period in 2012:

•	Personnel expenses decreased $50,000 to $2.0 million due to reductions in personnel.
•	Deposit insurance expense decreased $126,000 due to lower deposit balances.
•	Professional fees decreased $128,000 due to 2012 expenses related to the previously mentioned 2012 branch sale and also due to lower legal expenses related to lending activities.
•	Other non-interest expenses declined by $635,000 due to reductions in several categories of other non-interest expenses including foreclosed property and collections expenses.

Provision for Income Taxes. The Company’s effective tax rate was 36.6% and 37.1% for the quarters ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and December, 31, 2012, the Company had a net deferred tax asset in the amount of $2.9 million and $2.6 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of June 30, 2013 and December 31, 2012, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Comparison of Results of Operations for the

Six months ended June 30, 2013 and 2012

General. During the first six months of 2013, the Company had net income of $2.1 million as compared with net income of $3.3 million for the first six months in 2012. Net income per share for the first six months of 2013 was $0.30, basic and diluted, compared with net income per share of $0.47, basic and diluted, for the first six months of 2012. Results of operations for the first six months of 2013 were primarily impacted by a significantly smaller recovery of loan losses of $475,000 compared to $2.8 million in the first six months of 2012, resulting from $2.4 million recovery on a previously reported loan fraud. The Company also experienced a decrease in net interest margin of 15 basis points to 3.53% in the first six months of 2013 from the same period in 2012. These items were partially offset by a decline of $1.2 million in non-interest expenses.

Net Interest Income. Net interest income decreased by $413,000 from $9.5 million in the first six months of 2012 to $9.1 million for the first six months of 2013. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets. Average total interest-earning assets were $523.1 million in the first six months of 2013 compared with $522.4 million during the same period in 2012, while the yield on those assets decreased 41 basis points from 5.01% to 4.60%.

The Company’s average interest-bearing liabilities decreased by $19.0 million to $427.0 million for the six months ended June 30, 2013 from $446.0 million for the same period one year earlier and the cost of those funds decreased from 1.56% to 1.31%, or 25 basis points. During the first six months of 2013, the Company’s net interest margin was 3.53% and net interest spread was 3.29%. In the same period ended one year earlier, net interest margin was 3.68% and net interest spread was 3.45%.

Provision for Loan Losses. During the first six months, the Company recorded a recovery of loan losses of $475,000 which is a smaller recovery than the recovery that was recorded in the first six months of 2012. In 2013, the recovery resulted from a low level of net charge-offs coupled with a reduction in overall loan balances. In 2012, the recovery resulted primarily from a $2.4 million recovery on the previously disclosed large loan fraud. Loan loss provisions in 2012 were also affected by a decline in loan balances during the period.

Non-Interest Income. Non-interest income for the six months ended June 30, 2013 was $1.4 million, a decrease from $1.8 million in the first six months of 2012. This decrease was primarily due to the gain on the branch sale of $557,000 in 2012, and a decline in service charges on deposit accounts that was partially offset by increases in other categories of non-interest income. Service charges on deposit accounts decreased $61,000 to $548,000 for the six months ended June 30, 2013 from $609,000 for the same period in 2012. Fees from presold mortgages increased $40,000 to $73,000 for the six months ended June 30, 2013, from the same period in 2012. During the first quarter, the Company decided to close its mortgage division while more efficient and profitable ways to generate income from the 1-4 family mortgage market are evaluated. Other non-deposit fees and income increased $205,000 from the first six months of 2012 to the first six months of 2013 due largely to income from non-marketable securities and an increase in other fee income.

Non-Interest Expenses. Non-interest expenses decreased by $1.2 million to $7.7 million for the six months ended June 30, 2013, from $8.9 million for the same period in 2012. In general, an increase in personnel expenses and occupancy and equipment were offset by decreases in all other categories of non-interest expenses. Non-interest expenses were impacted by the April 2012 sale of two branches. The following are highlights of the significant categories of non-interest expenses during the first quarter of 2013 versus the same period in 2012:

•	Personnel expenses increased $78,000 to $4.1 million due to higher salary, employer taxes, 401K and mortgage commission expenses.
•	Deposit insurance expense decreased $172,000 due to lower deposit balances.
•	Professional fees decreased $322,000 due to 2012 expenses related to the previously mentioned 2012 branch sale and also due to lower legal expenses related to lending activities.
•	Other non-interest expenses declined by $771,000 due to reductions in several categories of other non-interest expenses including foreclosed property and collections expenses.

Provision for Income Taxes. The Company’s effective tax rate was 36.7% and 37.5% for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and December, 31, 2012, the Company had a net deferred tax asset in the amount of $2.9 million and $2.6 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of June 30, 2013 and December 31, 2012, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 31.2% of total assets at June 30, 2013.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of June 30, 2013 the Company had existing credit lines with other financial institutions to purchase up to $49.0 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $21.2 million of qualifying loans is pledged to the FHLB to secure borrowings. At June 30, 2013, the Company had no FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At June 30, 2013, total borrowings consisted of securities sold under agreements to repurchase of $13.9 million and junior subordinated debentures of $12.4 million.

Total deposits were $465.5 million at June 30, 2013. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 51.3% of total deposits at June 30, 2013. Time deposits of $100,000 or more represented 26.1% of the Company’s total deposits at June 30, 2013. At quarter-end, the Company had no brokered time deposits and $498,000 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances plus taxes receivable will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 10.07% at June 30, 2013.

As the following table indicates, at June 30, 2013, the Company and the Bank both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
New Century Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	17.22%	8.00%
Tier 1 risk-based capital ratio	15.96%	4.00%
Leverage ratio	11.56%	4.00%

		Regulatory
	Actual	Minimum	Well-Capitalized
New Century Bank	Ratio	Requirement	Requirement

Total risk-based capital ratio	16.86%	10.00%	10.00%
Tier 1 risk-based capital ratio	15.60%	6.00%	6.00%
Leverage ratio	11.29%	5.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of June 30, 2013.

Management expects that the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the future.

Accounting and regulatory matters. On July 9, 2013, the FDIC joined the Federal Reserve and the Office of the Comptroller of the Currency in adopting a final rule that will revise the current risk-based and leverage capital requirements for banking organizations. The final rule is a continuation of joint notices of proposed rulemaking originally published in the Federal Register during August, 2012.

The final rule implements a revised definition of regulatory capital, a new common equity tier 1 minimum capital requirement, and a higher overall minimum tier 1 capital requirement, incorporating these new requirements into the existing prompt corrective action (PCA) framework. It also establishes limits on a banking organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  This additional capital is referred to as the "capital conservation buffer". The “countercyclical capital buffer” provisions from the proposed rule have also been adopted, however, they apply only to large financial institutions (banks and bank holding companies with total consolidated assets of $250 billion or more) implementing the "advanced approaches" framework and are not applicable to the Company or its subsidiary Bank.

The final rule permanently grandfathers the tier 1 capital treatment for certain non-qualifying capital instruments, including trust preferred securities, outstanding as of May 19, 2010.

Under the proposed rules released last August, banking organizations would have been required to recognize in regulatory capital all components of accumulated other comprehensive income (excluding accumulated net gains and losses on cash-flow hedges that relate to the hedging of items that are not recognized at fair value on the balance sheet). The final rule carries this requirement forward, with an exception for smaller banking organizations, such as the Company, which are not subject to the "advanced approaches" rule. Such organizations may make a one-time election not to include most elements of accumulated other comprehensive income (including unrealized gains and losses on securities designated as available-for-sale) in regulatory capital under the final rule. Organizations making this election will be permitted to use the currently existing treatment under the general risk-based capital rules that exclude most accumulated other comprehensive income elements from regulatory capital. The election must be made with the first call report or FR Y-9 report filed after the banking organization becomes subject to the final rule (January 2015 in the Company’s case).

The new rule also amends the existing methodologies for determining risk-weighted assets for all banking organizations. Specifically, the final rule assigns a 50% or 100% risk weight to mortgage loans secured by one-to-four family residential properties. Generally, residential mortgage loans secured by a first lien on a one- to-four family residential property that are prudently underwritten and that are performing according to their original terms receive a 50% risk weight. All other one-to-four family residential mortgage loans, including loans secured by a junior lien on residential property, are assigned a 100% risk weight.

The mandatory compliance date for the Company and its subsidiary Bank will be January 1, 2015, with a transition period for the capital conservation buffer until January 1, 2016, and additional transition periods for certain other measures under the new rule.

Management will continue to evaluate the potential effect of the new final rule over the coming quarters.  As of the date of this report, management is not aware of any other known trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources, or other operations.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the second quarter of 2013. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Mine Safety Disclosures

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, in XBRL (eXtensible Business Reporting Language)*

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

NEW CENTURY BANCORP, INC.

Date: August 14, 2013	By:	/s/
William L. Hedgepeth II
President and Chief Executive Officer

Date: August 14, 2013	By:	/s/
Lisa F. Campbell
Executive Vice President and Chief Financial Officer and
Chief Operating Officer

Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, in XBRL (eXtensible Business Reporting Language)*

*Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

