Form 10-Q
period 2013-09-30
NEW CENTURY BANCORP INC
filed 2013-11-14
CIK 1263762

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2013, the Registrant had outstanding 6,921,352 shares of Common Stock, $1 par value per share.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	September 30, 2013 and December 31, 2012	3

	Consolidated Statements of Operations
	Three Months and Nine Months Ended September 30, 2013 and 2012	4

	Consolidated Statements of Comprehensive Income
	Three Months and Nine Months Ended September 30, 2013 and 2012	5

	Consolidated Statements of Changes in Shareholders’ Equity
	Nine Months Ended September 30, 2013 and 2012	6

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2013 and 2012	7

	Notes to Consolidated Financial Statements	9

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 4 -	Controls and Procedures	54

Part II.	OTHER INFORMATION

Item 4 -	Mine Safety Disclosures	55

Item 6 -	Exhibits	55

	Signatures	56

	Exhibit Index	58

Part I. Financial Information
Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31,
	(Unaudited)	2012*
	(In thousands)
ASSETS
Cash and due from banks	$11,711	$13,498
Interest-earning deposits in other banks	71,920	97,081
Federal funds sold	3,028	3,029
Investment securities available for sale, at fair value	86,476	81,491
Loans	349,087	367,892
Allowance for loan losses	(6,858)	(7,897)

NET LOANS	342,229	359,995

Accrued interest receivable	1,753	1,636
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	796	973
Other non marketable securities	1,040	1,105
Foreclosed real estate	2,164	2,833
Premises and equipment, net	10,882	10,939
Bank owned life insurance	8,404	8,228
Core deposit intangible	211	298
Other assets	4,404	4,347

TOTAL ASSETS	$545,018	$585,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$81,259	$92,265
Savings	17,543	22,139
Money market and NOW	129,328	122,727
Time	231,682	261,428

TOTAL DEPOSITS	459,812	498,559

Short term debt	14,207	17,848
Long term debt	12,372	12,372
Accrued interest payable	235	281
Accrued expenses and other liabilities	2,401	2,214

TOTAL LIABILITIES	489,027	531,274

Shareholders’ Equity
Common stock, $1 par value, 25,000,000 shares authorized; 6,921,352 and 6,913,636 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	6,921	6,914
Preferred stock, no par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	42,058	42,000
Retained earnings	6,889	4,187
Accumulated other comprehensive income	123	1,078

TOTAL SHAREHOLDERS’ EQUITY	55,991	54,179

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$545,018	$585,453

* Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)

INTEREST INCOME
Loans	$5,184	$5,775	$16,162	$17,817
Federal funds sold and interest-earning deposits in other banks	51	41	163	113
Investments	365	382	1,122	1,212

TOTAL INTEREST INCOME	5,600	6,198	17,447	19,142

INTEREST EXPENSE
Money market, NOW and savings deposits	104	146	343	374
Time deposits	1,112	1,371	3,473	4,379
Short term debt	9	26	34	86
Long term debt	74	80	222	241

TOTAL INTEREST EXPENSE	1,299	1,623	4,072	5,080

NET INTEREST INCOME	4,301	4,575	13,375	14,062

PROVISION FOR (RECOVERY OF) LOAN LOSSES	(130)	189	(605)	(2,597)

NET INTEREST INCOME AFTER RECOVERY OF LOAN LOSSES	4,431	4,386	13,980	16,659

NON-INTEREST INCOME
Fees from pre-sold mortgages	-	53	73	166
Service charges on deposit accounts	263	306	811	916
Gain on branch sale	-	-	-	557
Other fees and income	360	398	1,113	943

TOTAL NON-INTEREST INCOME	623	757	1,997	2,582

NON-INTEREST EXPENSE
Personnel	2,022	2,042	6,107	6,050
Occupancy and equipment	414	325	1,115	995
Deposit insurance	111	191	320	572
Professional fees	274	303	892	1,242
Information systems	319	345	983	1,080
Foreclosed real estate-related expense	143	355	333	1,056
Other	629	609	1,840	2,039

TOTAL NON-INTEREST EXPENSE	3,912	4,170	11,590	13,034

INCOME BEFORE INCOME TAX	1,142	973	4,387	6,207

INCOME TAXES	493	341	1,685	2,305

NET INCOME	$649	$632	$2,702	$3,902

NET INCOME PER COMMON SHARE
Basic	$.09	$.09	$.39	$.57
Diluted	$.09	$.09	$.39	$.57

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,921,352	6,913,636	6,917,958	6,892,946
Diluted	6,924,142	6,914,085	6,919,507	6,893,064

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)

Net income	$649	$632	$2,702	$3,902

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	(102)	167	(1,446)	215
Tax effect	34	(59)	491	(82)
	(68)	108	(955)	133

Reclassification adjustment for loss included in net income	-	(51)	-	(174)
Tax effect	-	20	-	68
	-	(31)	-	(106)

Total	(68)	77	(955)	27

Total comprehensive income	$581	$709	$1,747	$3,929

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

				Retained	Accumulated
			Additional	earnings	other com-	Total
	Common stock		paid-in	(Accumulated	prehensive	shareholders’
	Shares	Amount	capital	deficit)	income	equity
	(Amounts in thousands, except share and per data share)

Balance at December 31, 2011	6,860,367	$6,860	$41,851	$(450)	$1,285	$49,546

Net income	-	-	-	3,902	-	3,902

Sale of common stock	53,269	54	111	-	-	165

Other comprehensive income, net	-	-	-	-	27	27

Stock based compensation	-	-	31	-	-	31

Balance at September 30, 2012	6,913,636	$6,914	$41,993	$3,452	$1,312	$53,671

Balance at December 31, 2012	6,913,636	$6,914	$42,000	$4,187	$1,078	$54,179

Net income	-	-	-	2,702	-	2,702

Other comprehensive loss, net	-	-	-	-	(955)	(955)

Stock option exercises	7,716	7	37	-	-	44

Stock based compensation	-	-	21	-	-	21

Balance at September 30, 2013	6,921,352	$6,921	$42,058	$6,889	$123	$55,991

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,702	$3,902
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	(605)	(2,597)
Depreciation and amortization of premises and equipment	385	433
Amortization and accretion of investment securities	443	414
Amortization of deferred loan fees and costs	(174)	(147)
Amortization of core deposit intangible	87	86
Stock-based compensation	21	31
Net gain on branch sale	-	(557)
Increase in cash surrender value of bank owned life insurance	(176)	(186)
Net loss on sale and write-downs of foreclosed real estate	278	869
Net loss on investment security sales and pay-downs	185	174
Change in assets and liabilities:
Net change in accrued interest receivable	(117)	92
Net change in other assets	434	558
Net change in accrued expenses and other liabilities	141	1,801

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,604	4,873

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of FHLB stock	177	275
Redemption of non-marketable security	65	-
Purchase of investment securities available for sale	(23,269)	(21,211)
Maturities of investment securities available for sale	7,351	11,122
Mortgage-backed securities pay-downs	8,859	9,556
Sale of investment securities available for sale	-	500
Net cash payment on branch sale	-	(13,001)
Net change in loans outstanding	17,945	28,465
Proceeds from sale of foreclosed real estate	991	3,335
Purchases of premises and equipment	(328)	(185)

NET CASH PROVIDED BY INVESTING ACTIVITIES	11,791	18,856

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(38,747)	$(5,477)
Proceeds from short-term debt	-	6,666
Repayments on short-term debt	(3,641)	(2,348)
Repayments on long-term debt	-	(2,000)
Proceeds from stock option exercises	44	165

NET CASH USED IN FINANCING ACTIVITIES	(42,344)	(2,994)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(26,949)	20,735

CASH AND CASH EQUIVALENTS, BEGINNING	113,608	77,096

CASH AND CASH EQUIVALENTS, ENDING	$86,659	$97,831

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,118	$5,117
Taxes	1,361	-

Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	(955)	27
Transfers from loans to foreclosed real estate	600	4,078
Transfers from loans held for sale to loans, at fair value	406	-

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2013. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At September 30, 2013 and 2012 there were 278,659 and 369,182 anti-dilutive options outstanding for each three month period, and 308,909 and 371,593 anti-dilutive options for each nine month period, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average shares used for basic net income per share	6,921,352	6,913,636	6,917,958	6,892,946

Effect of dilutive stock options	2,790	449	1,549	118

Weighted average shares used for diluted net income per share	6,924,142	6,914,085	6,919,507	6,893,064

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

NOTE D – FAIR VALUE MEASUREMENTS (continued)

Fair Value Hierarchy

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

⋅	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

⋅
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

⋅
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

Investment Securities Available-for-Sale (“AFS”)
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three months and nine months ended September 30, 2013. Valuation techniques are consistent with techniques used in prior periods.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
September 30, 2013	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

U.S. government agencies - Government Sponsored- Enterprises (“GSE’s”)	$37,358	$-	$37,358	$-
Mortgage-backed securities - GSE’s	40,949	-	40,949	-
Municipal bonds	8,169	-	8,169	-

Total	$86,476	$-	$86,476	$-

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
December 31, 2012	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

U.S. government agencies – GSE's	$37,154	$-	$37,154	$-
Mortgage-backed securities - GSE’s	35,954	-	35,954	-
Municipal bonds	8,383	-	8,383	-

Total	$81,491	$-	$81,491	$-

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2013 and December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At September 30, 2013, the discounts used ranged between 6% and 50%. There were no transfers between levels from the prior reporting periods and there have been no changes in valuation techniques for the three months and nine months ended September 30, 2013.

Foreclosed Real Estate
Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At September 30, 2013, the discounts used ranged between 6% and 42%. There have been no changes in valuation techniques for the quarter ended September 30, 2013.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
Asset Category		for Identical	Observable	Unobservable
September 30, 2013	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Impaired loans	$10,373	$-	$-	$10,373

Foreclosed real estate	2,164	-	-	2,164

Total	$12,537	$-	$-	$12,537

As of September 30, 2013, the Bank identified $19.7 million in impaired loans, of which $10.4 million were carried at fair value on a non-recurring basis which included $7.1 million in loans that required a specific reserve of $604,000, and an additional $3.9 million in other loans without specific reserves that had partial charge-offs.

		Quoted Prices in	Significant
		Active Markets	Other	Significant
Asset Category		for Identical	Observable	Unobservable
December 31, 2012	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Impaired loans	$8,104	$-	$-	$8,104

Foreclosed real estate	2,833	-	-	2,833

Total	$10,937	$-	$-	$10,937

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's financial instruments at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$11,711	$11,711	$11,711	$-	$-
Interest-earning deposits in other banks	71,920	71,920	71,920	-	-
Federal funds sold	3,028	3,028	3,028	-	-
Investment securities available for sale	86,476	86,476	-	86,476	-
Loans, net	342,229	(356,977)	-	-	(356,977)
Accrued interest receivable	1,753	1,753	1,753	-	-
Stock in FHLB	796	796	-	-	796
Other non-marketable securities	1,040	1,040	-	-	1,040

Financial liabilities:
Deposits	$459,812	$(465,264)	$-	$(465,264)	$-
Short term debt	14,207	14,207	-	14,207	-
Long term debt	12,372	7,750	-	7,750	-
Accrued interest payable	235	235	-	-	235

	December 31, 2012
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$13,498	$13,498	$13,498	$-	$-
Interest-earning deposits in other banks	97,081	97,081	97,081	-	-
Federal funds sold	3,029	3,029	3,029	-	-
Investment securities available for sale	81,491	81,491	-	81,491	-
Loans, net	359,995	377,591	-	-	377,591
Accrued interest receivable	1,636	1,636	-	-	1,636
Stock in the FHLB	973	973	-	-	973
Other non-marketable securities	1,105	1,105	-	-	1,105

Financial liabilities:
Deposits	$498,559	$507,478	$-	$507,478	$-
Short term debt	17,848	17,848	-	17,848	-
Long term debt	12,372	8,451	-	8,451	-
Accrued interest payable	281	281	-	-	281

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

NOTE F - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	September 30, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
U.S. government agencies-GSE’s
Within 1 year	$10,580	$47	$-	$10,627
After 1 year but within 5 years	9,819	26	-	9,845
After 5 years but within 10 years	6,000	-	(477)	5,523
After 10 years	11,391	14	(42)	11,363

Mortgage-backed securities-GSE’s
Within 1 year	212	12	-	224
After 1 year but within 5 years	33,417	781	(31)	34,167
After 5 years but within 10 years	6,740	-	(182)	6,558

Municipal bonds
Within 1 year	100	1	-	101
After 1 year but within 5 years	3,039	194	-	3,233
After 5 years but within 10 years	3,320	36	(88)	3,268
After 10 years	1,527	61	(21)	1,567

	$86,145	$1,172	$(841)	$86,476

As of September 30, 2013, accumulated other comprehensive income was $123,000 which represented unrealized net gains of $331,000 net of deferred income taxes of $208,000.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012.
	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Securities available for sale:
U.S. government agencies- GSE’s	$9,069	$519	$-	$-	$9,069	$519
Mortgage-backed securities- GSE’s	11,537	213	-	-	11,537	213
Municipal bonds	2,767	109	-	-	2,767	109

Total temporarily impaired securities	$23,373	$841	$-	$-	$23,373	$841

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F- INVESTMENT SECURITIES (continued)

At September 30, 2013, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. Five U.S. government agencies GSE’s, twelve mortgage-backed securities GSE’s, and three municipal bonds had unrealized losses for less than twelve months totaling $841,000 at September 30, 2013. All unrealized losses are attributable to the general trend of rising interest rates.
	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$5,959	$45	$-	$-	$5,959	$45
Mortgage-backed securities- GSE’s	10,286	30	-	-	10,286	30
Total temporarily impaired securities	$16,245	$75	$-	$-	$16,245	$75

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS

Following is a summary of the composition of the Company’s loan portfolio at September 30, 2013 and December 31, 2012:

	2013		2012
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)
Real estate loans:
1 to 4 family residential	$34,157	9.78%	$41,017	11.14%
Commercial real estate	174,746	50.06%	186,949	50.82%
Multi-family residential	19,145	5.48%	19,524	5.31%
Construction	51,950	14.88%	48,220	13.11%
Home equity lines of credit (“HELOC”)	32,206	9.23%	34,603	9.41%
Total real estate loans	312,204	89.43%	330,313	89.79%

Other loans:
Commercial and industrial	29,233	8.37%	29,297	7.96%
Loans to individuals	8,047	2.31%	8,615	2.34%
Overdrafts	147	0.04%	119.03%
Total other loans	37,427	10.72%	38,031	10.33%

Gross loans	349,631		368,344
Less deferred loan origination fees, net	(544)	(.16)%	(452)	(.12)%
Total loans	349,087	100.00%	367,892	100.00%
Allowance for loan losses	(6,858)		(7,897)
Total loans, net	$342,229		$359,995

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Loans are primarily made in southeastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and by the local economic conditions.

At September 30, 2013, the Company had pre-approved but unused lines of credit for customers totaling $84.4 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$-	$137	$137	$29,096	$29,233
Construction	115	1,023	1,138	50,812	51,950
Multi-family residential	-	1,004	1,004	18,141	19,145
Commercial real estate	-	4,350	4,350	170,396	174,746
Loans to individuals & overdrafts	22	7	29	8,165	8,194
1-to-4 family residential	369	847	1,216	32,941	34,157
HELOC	60	773	833	31,373	32,206
Deferred loan (fees) cost, net	-	-	-	-	(544)

	$566	$8,141	$8,707	$340,924	$349,087

There were no loans that were more than 90 days past due and still accruing interest at September 30, 2013.

	December 31, 2012
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$215	$319	$534	$28,763	$29,297
Construction	138	2,298	2,436	45,784	48,220
Multi-family residential	-	1,482	1,482	18,042	19,524
Commercial real estate	241	4,373	4,614	182,335	186,949
Loans to individuals & overdrafts	19	11	30	8,704	8,734
1 to 4 family residential	536	1,061	1,597	39,420	41,017
HELOC	30	582	612	33,991	34,603
Deferred loan (fees) cost, net	-	-	-	-	(452)
	$1,179	$10,126	$11,305	$357,039	$367,892

There were no loans greater than 90 days past due and still accruing interest at December 31, 2012.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of September 30, 2013 and December 31, 2012:

				Three months ended		Nine months ended
	As of September 30, 2013			September 30, 2013		September 30, 2013
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$628	$822	$-	$644	$27	$543	$31
Construction	1,885	2,137	-	1,787	5	2,006	8
Commercial real estate	3,576	4,798	-	5,494	-	5,297	-
Loans to individuals & overdrafts	1	1	-	1	-	2	-
Multi-family residential	2,395	2,395	-	2,401	-	1,915	-
1 to 4 family residential	3,345	3,686	-	2,955	100	2,877	133
HELOC	775	1,007	-	629	3	552	4
Subtotal:	12,605	14,846	-	13,911	135	13,192	176
With an allowance recorded:
Commercial and industrial	14	14	7	7	-	60	-
Construction	462	540	43	580	10	451	12
Commercial real estate	5,658	5,658	361	3,850	143	4,527	202
Loans to individuals & overdrafts	10	10	2	12	-	17	-
Multi-family residential	-	-	-	-	-	10	-
1 to 4 family residential	765	764	75	1,146	1	967	8
HELOC	154	181	117	352	3	254	3
Subtotal:	7,063	7,167	605	5,947	157	6,286	225
Totals:
Commercial	14,618	16,364	410	14,763	123	14,809	253
Consumer	11	11	2	13	-	19	-
Residential	5,039	5,638	192	5,082	107	4,650	148
Grand Total:	$19,668	$22,013	$605	$19,858	$230	$19,478	$401

Impaired loans at September 30, 2013 were approximately $19.7 million and were comprised of $8.1 million in nonaccrual loans and $11.6 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $7.1 million in impaired loans had specific allowances provided for them while the remaining $12.6 million had no specific allowances recorded at September 30, 2013. Of the $12.6 million with no allowance recorded, $3.9 million of those loans have had partial charge-offs recorded.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans (continued)

				Three months ended		Nine months ended
	As of December 31, 2012			September 30, 2012		September 30, 2012
		Contractual			Interest Income		Interest Income
		Unpaid	Related	Average	Recognized on	Average	Recognized on
	Recorded	Principal	Allowance	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	for Loan Losses	Investment	Loans	Investment	Loans
	(In thousands)
2012:
With no related allowance recorded:
Commercial and industrial	$545	$810	$-	$503	$4	$483	$17
Construction	2,376	2,940	-	2,550	10	2,017	16
Commercial real estate	5,987	6,475	-	11,411	-	10,989	233
Loans to individuals & overdrafts	3	13	-	108	-	153	-
Multi-family residential	1,442	1,442	-	1,492	-	1,516	-
1 to 4 family residential	2,725	2,995	-	1,616	26	1,800	39
HELOC	641	821	-	1,018	-	954	5
Subtotal:	13,719	15,496	-	18,698	40	17,912	310
With an allowance recorded:
Commercial and industrial	65	66	51	108	10	84	10
Construction	266	266	64	733	-	1,631	5
Commercial real estate	4,505	5,474	581	2,492	40	3,165	53
Loans to individuals & overdrafts	21	21	4	22	2	29	2
Multi-family residential	40	40	9	41	-	21	-
1 to 4 family residential	926	926	43	1,503	63	1,129	87
HELOC	179	179	157	128	-	249	3
Subtotal:	6,002	6,972	909	5,027	115	6,308	160
Totals:
Commercial	15,226	17,513	705	19,330	64	19,906	334
Consumer	24	34	4	130	2	182	2
Residential	4,471	4,921	200	4,265	89	4,132	134
Grand Total:	$19,721	$22,468	$909	$23,725	$155	$24,220	$470

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the three and nine months ended 2013 and 2012:

	Three months ended September 30, 2013			Nine months ended September 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
	(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	$-	-	$-	$-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	3	276	275	3	276	275
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	3	276	275	3	276	275

Extended payment terms:
Commercial and industrial	-	-	-	4	537	522
Construction	-	-	-	2	134	133
Commercial real estate	-	-	-	1	645	645
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	2	945	933	4	1,084	1,071
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	2	945	933	11	2,400	2,371

Other:
Commercial and industrial	-	-	-	-	-	-
Construction	1	69	68	1	69	68
Commercial real estate	-	-	-	2	2,454	2,433
Loans to individuals & overdrafts	-	-	-	-	-	-
1- to-4 family residential	-	-	-	2	135	130
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	1	69	68	5	2,658	2,631

Total	6	$1,290	$1,276	19	$5,334	$5,277

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

	Three months ended September 30, 2012			Nine months ended September 30, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	$-	-	$-	$-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	-	-	-	-	-	-

Extended payment terms:
Commercial and industrial	-	-	-	1	116	114
Construction	-	-	-	2	294	286
Commercial real estate	-	-	-	4	1,281	1,128
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	2	100	97	2	100	97
Multi-family residential	1	1,524	1,514	1	1,524	1,515
HELOC	-	-	-	-	-	-
Total	3	1,624	1,611	10	3,315	3,140

Other:
Commercial and industrial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	2	849	842
Loans to individuals & overdrafts	-	-	-	-	-	-
1- to-4 family residential	1	79	79	5	244	240
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	1	79	79	7	1,093	1,082

Total	4	$1,703	$1,690	17	$4,408	$4,222

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default together with concessions made by loan class during the three and nine month period ended September 30, 2013 and 2012:

	Three months ended		Nine months ended
	September 30, 2013		September 30, 2013
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	-	$-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Extended payment terms:
Commercial and industrial	-	-	2	156
Construction	-	-	2	132
Commercial real estate	-	-
Loans to individuals & overdrafts	-	-
1-to-4 family residential	-	-	1	47
Multi-family residential	-	-	-	-
HELOC	-	-
Total	-	-	5	335

Forgiveness of principal:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals and overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Other:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	1	161
Loans to individuals and overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	1	161

Total	$-	$-	$6	$496

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

As noted in the table above, there were loans considered to be troubled debt restructurings for reasons other than below market interest rates, extended terms or forgiveness of principal. Loans in the “Other” category are those that were renewed at terms that vary from those that the Bank would enter into for new loans of the same type.

At September 30, 2013, the Bank had forty-six loans with a total balance of $10.6 million that were considered to be troubled debt restructurings. Of those TDRs, thirty-one loans with balances totaling $9.3 million were still accruing as of September 30, 2013. The remaining TDRs with balances totaling $1.3 million as of September 30, 2013 were in non-accrual status.

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

•
Risk Grade 3 (Good) - These loans have excellent sources of repayment, with no significant identifiable risk of collection. Generally, loans assigned this risk grade will demonstrate the following characteristics: Conformity in all respects with Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind). Loans assigned this risk grade will demonstrate the following characterisics:

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
⋅
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
⋅
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

o	Marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.
⋅	Risk Grade 6 (Watch List or Special Mention) – Loans in this category can have the following characteristics:

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

⋅
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

⋅
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

⋅
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

⋅
Risk Grades 1 – 5 (Pass) – The loans in this category range from loans secured by cash with no risk of principal deterioration (Risk Grade 1) to loans that show signs of weakness in either adequate sources of repayment or collateral but have demonstrated mitigating factors that minimize the risk of delinquency or loss (Risk Grade 5).

⋅	Risk Grade 6 (Watch List or Special Mention) - Watch List or Special Mention loans include the following characteristics:
o	Loans within guideline tolerances or with exceptions of any kind that have not been mitigated by other economic or credit factors.

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

⋅
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

⋅
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

⋅
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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of September 30, 2013 and December 31, 2012, respectively:

September 30, 2013
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(In thousands)

Superior	$738	$42	$-	$-
Very good	-	-	-	-
Good	5,731	1,009	18,367	6,296
Acceptable	10,405	2,973	67,224	5,178
Acceptable with care	6,464	45,105	62,107	5,275
Special mention	5,173	1,285	19,522	1,392
Substandard	722	1,536	7,526	1,004
Doubtful	-	-	-	-
Loss	-	-	-	-
	$29,233	$51,950	$174,746	$19,145

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$28,601	$30,014
Special mention	1,697	1,226
Substandard	3,859	966
	$34,157	$32,206

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$6,678
Non –pass	1,519
$8,197

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

In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used net charge off history for the most recent eight consecutive quarters. For the September 30, 2013 allowance for loan losses, the loss history was expanded to thirteen consecutive quarters of net charge offs. Since the most recent quarters have contained a large number of recoveries and lower charge-offs, resulting in a lower loss history than quarters from 2010 and 2011, management determined that the expansion of loss history better reflects the inherent losses in the current loan portfolio. The impact of this adjustment to the allowance for loan losses resulted in a nearly $1.7 million increase to our loan loss reserves as compared to the methodology previously used.

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three month and nine month periods ended September 30, 2013 and September 30, 2012, respectively:

	Three months ended September 30, 2013
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)

Balance, beginning of period 6/30/2013	$250	$608	$4,585	$1,045	$610	$62	$58	$7,218
Provision (recovery) for loan losses	(58)	(56)	218	(428)	153	14	28	(129)
Loans charged-off	(1)	(28)	(206)	(188)	(192)	(21)	-	(636)
Recoveries	13	22	24	352	(14)	8	-	405

Balance, end of period 9/30/2013	$204	$546	$4,621	$781	$557	$63	$86	$6,858

Ending balance: individually evaluated for impairment	$7	$43	$361	$75	$117	$2	$-	$605
Ending balance: collectively evaluated for impairment	$197	$503	$4,260	$706	$440	$61	$86	$6,253

Loans:
Ending balance	$29,233	$51,950	$174,746	$34,157	$32,206	$8,194	$19,145	$349,631
Ending balance: individually evaluated for impairment	$642	$2,347	$9,233	$4,110	$930	$11	$2,395	$19,668
Ending balance: collectively evaluated for impairment	$28,591	$49,603	$165,513	$30,047	$31,276	$8,183	$16,750	$329,963

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

	Nine months ended September 30, 2013
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)

Balance, beginning of period 1/1/2013	$278	$798	$4,946	$1,070	$627	$72	$106	$7,897
Provision (recovery) for loan losses	16	(246)	(36)	(353)	99	(65)	(20)	(605)
Loans charged-off	(130)	(28)	(385)	(309)	(231)	(65)	-	(1,148)
Recoveries	40	22	96	373	62	121	-	714

Balance, end of period 9/30/2013	$204	$546	$4,621	$781	$557	$63	$86	$6,858

Ending balance: individually evaluated for impairment	$7	$43	$361	$75	$117	$2	$-	$605
Ending balance: collectively evaluated for impairment	$197	$503	$4,260	$706	$440	$61	$86	$6,253

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)

Beginning balance	$191	$1,235	$1,078	$1,285

Unrealized gain (loss) on investment securities available for sale	(102)	167	(1,446)	215
Tax benefit	34	(59)	491	(82)
Other comprehensive loss before reclassification	(68)	108	(955)	133

Amounts reclassified from accumulated comprehensive income:
Realized loss on investment securities included in net income	-	(51)	-	(174)
Tax effect	-	20	-	68
Total reclassifications net of tax	-	(31)	-	(106)

Net current period other comprehensive income (loss)	(68)	77	(955)	27

Ending balance	$123	$1,312	$123	$1,312

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE J – MERGER WITH SELECT BANCORP, INC.

On September 30, 2013, the Company signed a merger agreement with Select Bancorp, Inc. (Select), a bank holding company, headquartered in Greenville, North Carolina, whose wholly-owned subsidiary, Select Bank & Trust Company, is a state-chartered commercial bank with approximately $265.3 million in assets. The merger, which is subject to required regulatory and shareholder approvals, will expand the Bank’s North Carolina presence with six branches in Greenville (two), Elizabeth City, Washington, Gibsonville and Burlington.

Under the terms of the agreement, shareholders of Select common stock will receive 1.8264 shares of New Century common stock for each share of Select common stock, for implied value of approximately $31.1 million in the aggregate, based on 2,475,000 shares of Select common stock outstanding and the $6.87 per share closing price of New Century common stock on September 27, 2013, valuing each share of Select common stock at $12.55.

In addition, each share of Select’s issued and outstanding preferred stock will be exchanged for one share of newly issued New Century preferred stock having terms substantially identical to Select preferred stock. All of the issued and outstanding shares of Select’s preferred stock are held by the Secretary of the United States Treasury and were issued in connection with Select’s participation in the Small Business Lending Fund.

The merger is expected to close in mid - 2014.

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

Comparison of Financial Condition at
September 30, 2013 and December 31, 2012

During the first nine months of 2013, total assets decreased by $40.4 million to $545.0 million as of September 30, 2013. Earning assets at September 30, 2013 totaled $505.5 million and consisted of $342.2 million in net loans, $86.5 million in investment securities, $74.9 million in overnight investments and interest-bearing deposits in other banks and $1.8 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the third quarter of 2013 were $459.8 million and $56.0 million, respectively.

Since the end of 2012, gross loans have decreased by $18.8 million to $349.1 million as of September 30, 2013 due to continued soft loan demand. Gross loans consisted of $29.2 million in commercial and industrial loans, $174.7 million in commercial real estate loans, $19.1 million in multi-family residential loans, $8.1 million in consumer loans, $34.2 million in residential real estate, $32.2 million in HELOC, and $52.0 million in construction loans. Deferred loan fees, net of costs, on these loans were $544,000.

At September 30, 2013 and December 31, 2012, the Company held $3.0 million in federal funds sold. Interest-earning deposits in other banks were $71.9 million at September 30, 2013, a $25.2 million decrease from December 31, 2012. The Company’s investment securities at September 30, 2013 were $86.5 million, an increase of $5.0 million from December 31, 2012. The investment portfolio as of September 30, 2013 consisted of $37.4 million in government agency debt securities, $40.9 million in mortgage-backed securities and $8.2 million in municipal securities. The net unrealized gain on these securities was $331,000.

At September 30 2013, the Company held an investment of $796,000 in the form of Federal Home Loan Bank (“FHLB”) stock, which is a decrease of $177,000 from December 31, 2012 due to a redemption by the FHLB. Also, the Company had $1.0 million in other non-marketable securities, down slightly from $1.1 million at December, 31, 2012.

At September 30, 2013, non-earning assets were $39.0 million, a decrease of $2.1 million from the $41.1 million as of December 31, 2012. Non-earning assets included $11.7 million in cash and due from banks, bank premises and equipment of $10.9 million, core deposit intangible of $211,000, accrued interest receivable of $1.7 million, foreclosed real estate of $2.2 million, $8.4 million in bank owned life insurance (“BOLI”), $2.9 million in deferred tax assets, and $1.0 million in all other assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets.

Total deposits at September 30, 2013 were $459.8 million and consisted of $81.3 million in non-interest-bearing demand deposits, $129.3 million in money market and NOW accounts, $17.5 million in savings accounts, and $231.7 million in time deposits. Total deposits decreased by $38.7 million from $498.6 million as of December 31, 2012. The Bank had $497,000 in brokered demand deposits and no brokered time deposits as of September 30, 2013. Overall deposits decreased due to reduced funding needs as a result of lower asset balances.

As of September 30, 2013, the Company had $14.2 million in repurchase agreements with local customers that are classified as short-term debt and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at September 30, 2013 was $56.0 million, an increase of $1.8 million from $54.2 million as of December 31, 2012. Accumulated other comprehensive income relating to available for sale securities decreased $954,000 during the nine months ended September 30, 2013. Other changes in shareholders’ equity included increases of $21,000 in stock-based compensation, net income of $2.7 million, and $44,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At September 30, 2013, the Company had $566,000 in loans that were 30 to 89 days past due. This represented 0.16% of gross loans outstanding on that date. This is a decrease from December 31, 2012 when there were $1.2 million in loans that were 30-89 days past due or 0.32% of gross loans outstanding. Non-accrual loans decreased from $10.1 million at December 31, 2012 to $8.1 million at September 30, 2013.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans increased from 3.27% at December 31, 2012 to 4.98% at September 30, 2013, due to an increase in accruing troubled debt restructurings and reduced loan balances.

At September 30, 2013, the Company had forty-six loans totaling $10.6 million that were considered to be troubled debt restructurings. Thirty-one of these loans totaling $9.3 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered non-performing loans regardless of accrual status.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	September 30,	December 31,
	2013	2012
	(In thousands)
Non-accrual loans	$8,141	$10,126

Accruing TDRs	9,259	1,904
Total non-performing loans	17,400	12,030
Foreclosed real estate	2,164	2,833

Total non-performing assets	$19,564	$14,863

Accruing loans past due 90 days or more	$-	$-
Allowance for loan losses	$6,858	$7,897

Non-performing loans to period end loans	4.98%	3.27%
Non-performing loans and accruing loans past due 90 days
or more to period end loans	4.98%	3.27%
Allowance for loans losses to period end loans	1.96%	2.15%
Allowance for loan losses to non-performing loans	39%	66%
Allowance for loan losses to non-performing assets	35%	53%
Allowance for loan losses to non-performing assets and
accruing loans past due 90 days or more	35%	53%
Non-performing assets to total assets	3.59%	2.53%
Non-performing assets and accruing loans past due 90 days
or more to total assets	3.59%	2.53%

The total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at September 30, 2013 and December 31, 2012 were $19.6 million and $14.9 million. The allowance for loan losses at September 30, 2013 represented 35% of non-performing assets compared to 53% at December 31, 2012.

Total impaired loans at September 30, 2013 were $19.7 million. This includes $8.1 million in loans that were classified as impaired because they were in non-accrual and $11.6 million in loans that were determined to be impaired for other reasons. Of these loans, $7.1 million required a specific reserve of $604,000 at September 30, 2013.

Total impaired loans at December 31, 2012 were $19.7 million. This includes $10.1 million in loans that were considered to be impaired due to being in non-accrual status and $9.6 million in loans that were deemed to be impaired for other reasons. Of these loans, $6.0 million required a specific reserve of $909,000 at December 31, 2012.

The allowance for loan losses was $6.9 million at September 30, 2013 or 1.96% of gross loans outstanding. This is a decrease from the 2.15% reported as a percentage of gross loans at December 31, 2012. The allowance for loan losses at September 30, 2013 represented 35.0% of impaired loans compared to 40.0% at December 31, 2012. It is management’s assessment that the allowance for loan losses as of September 30, 2013 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be made that further adjustments to the allowance for loan losses may not be deemed necessary.

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

At September 30, 2013 and December 31, 2012 the Company had $3.2 million and $13.3 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At September 30, 2013 and December 31, 2012 the Company had $6.7 million and $12.5 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 4.5% and 13.1% of total risk-based capital as of September 30, 2013 and December 31, 2012, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market continues to weaken in terms of both market activity and collateral valuations.

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

At December 31, 2012 the Company had one product type group which exceeded this guideline; Office Buildings, which represented 40% of risk-based capital, or $26.7 million. All other commercial real estate groups were under the 40% threshold. At September 30, 2013, there were no product types exceeding this internal guideline.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of September 30, 2013 and December 31, 2012.

Acquisition, Development and Construction Loans
(Dollars in thousands)

	September 30, 2013			December 31, 2012
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total

Total ADC loans	$35,417	$16,533	$51,950	$29,892	$18,328	$48,220

Average Loan Size	$110	$394		$100	$333

Percentage of total
loans	10.15%	4.74%	14.88%	8.13%	4.98%	13.11%

Non-accrual loans	$481	$542	$1,023	$733	$1,565	$2,298

Management monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at September 30, 2013.

	September 30, 2013				December 31, 2012
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent

	(Dollars in thousands)
Harnett County	$3,684	7.09%	$6,326	19.64%	$4,404	9.13%	$6,839	19.76%
Cumberland County	20,043	38.58%	6,413	19.91%	17,909	37.14%	7,258	20.99%
Johnston County	637	1.23%	486	1.51%	543	1.13%	648	1.87%
Pitt County	5,146	9.91%	275	0.85%	4,642	9.63%	5.01%
Robeson County	1,028	1.98%	3,181	9.88%	1,602	3.32%	3,775	10.91%
Sampson County	340	0.65%	1,813	5.63%	614	1.27%	1,686	4.87%
Wake County	8,480	16.32%	934	2.90%	5,707	11.84%	960	2.77%
Wayne County	2,862	5.51%	5,455	16.94%	3,079	6.39%	5,521	15.96%
Hoke County	3,173	6.11%	181	0.56%	4,443	9.21%	172.50%
All other locations	6,557	12.62%	7,142	22.18%	5,277	10.94%	7,739	22.36%

Total	$51,950	100.00%	$32,206	100.00%	$48,220	100.00%	$34,603	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At September 30, 2013, the Company had $87.1 million in loans that had terms permitting interest only payments. This represented 25.0% of the total loan portfolio. At December 31, 2012, the Company had $84.4 million in loans that had terms permitting interest only payments. This represented 22.9% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $46.9 million or 13.5% of total loans at September 30, 2013 compared to $43.2 million or 11.7% of total loans at December 31, 2012. The Company’s ten largest customer relationships totaled $61.8 million or 17.7% of total loans at September 30, 2013 compared to $61.0 million or 16.6% of total loans at December 31, 2012. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the
Three months ended September 30, 2013 and 2012

General. During the third quarter of 2013, the Company had net income of $649,000 as compared with net income of $632,000 for the third quarter of 2012. Net income per share for the third quarter of 2013 was $0.09, basic and diluted, compared with net income per share of $0.09, basic and diluted, for the third quarter of 2012. Results of operations for the third quarter of 2013 were primarily impacted by a slightly smaller recovery of loan losses of $130,000 compared to a recovery of $189,000 in the third quarter of 2012.  The Company also experienced a decrease in net interest margin of 12 basis points to 3.42% in the third quarter of 2013 from the same period in 2012.  These items were partially offset by a decline of $258,000 in non-interest expenses.

Net Interest Income. Net interest income declined to $4.3 million for the third quarter of 2013 from $4.6 million for the third quarter of 2012. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets.  Average total interest-earning assets were $498.2 million in the third quarter of 2013 compared with $518.8 million during the same period in 2012 while the yield on those assets decreased 33 basis points from 4.79% to 4.46%.

The Company’s average interest-bearing liabilities decreased by $34.2 million to $408.9 million for the quarter ended September 30, 2013 from $443.1 million for the same period one year earlier and the cost of those funds decreased from 1.48% to 1.26%, or 22 basis points. During the third quarter of 2013, the Company’s net interest margin was 3.42% and net interest spread was 3.20%.  In the same quarter ended one year earlier, net interest margin was 3.54% and net interest spread was 3.31%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.  In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used net charge off history for the most recent eight consecutive quarters.  The Company expanded the historical loss period and used ten quarters of loss history for the allowance calculation as of December 31, 2012.  For the September 30, 2013 allowance for loan losses, the loss history was expanded again to thirteen consecutive quarters of net charge offs.  Since the most recent quarters have contained a large number of recoveries and lower charge-offs, resulting in a lower loss history than quarters from 2010 and 2011, management determined that the expansion of loss history better reflects the inherent losses in the current loan portfolio. The impact of this adjustment to the allowance for loan losses resulted in nearly a $1.7 million increase to our loan loss reserves as compared to the methodology previously used. During the third quarter, the Company recorded a recovery of loan losses of $130,000 which is a smaller recovery than the recovery that was recorded in the third quarter of 2012.  In both 2013 and 2012, the recovery resulted from a low level of net charge-offs coupled with a reduction in overall loan balances.

Non-Interest Income.  Non-interest income for the quarter ended September 30, 2013 was $623,000, a decrease of $134,000 from the third quarter of 2012. Service charges on deposit accounts decreased $43,000 to $263,000 for the quarter ended September 30, 2013 from $306,000 for the same period in 2012. Fees from presold mortgages decreased $53,000 to $0 for the quarter ended September 30, 2013 from the same period in 2012.  During the first quarter of 2013, the Company decided to close its mortgage division while more efficient and profitable ways to generate income from the 1-4 family mortgage market are evaluated. Other non-deposit fees and income decreased $38,000 from the third quarter of 2012 to the third quarter of 2013 due to a decrease in income from non-marketable securities.

Non-Interest Expenses.  Non-interest expenses decreased by $258,000 to $3.9 million for the quarter ended September 30, 2013, from $4.2 million for the same period in 2012.  In general, increases in occupancy and equipment expenses and other non-interest expenses were offset by decreases in the remaining categories of non-interest expenses.  The following are highlights of the significant categories of non-interest expenses during the third quarter of 2013 versus the same period in 2012:
•	Personnel expenses decreased $20,000 to $2.0 million due to reductions in personnel.
•	Deposit insurance expense decreased $80,000 due to lower deposit balances.
•	Professional fees decreased $29,000 due to lower professional fees expense.
•	Foreclosed real estate-related expense declined by $212,000 due to lower losses in the other real estate owned portfolio.
•	Other non-interest expenses increased by $20,000 due to small increases in several categories of other non-interest expenses.

Provision for Income Taxes.  The Company’s effective tax rate was 43.2% and 35.0% for the quarters ended September 30, 2013 and 2012, respectively.  The effective tax rate for the third quarter of 2013 was impacted by an adjustment to reduce the Company’s deferred tax asset resulting from recently enacted lower corporate tax rates for the State of North Carolina.

As of September 30, 2013 and December, 31, 2012, the Company had a net deferred tax asset in the amount of $2.9 million and $2.5 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of September 30, 2013 and December 31, 2012, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Comparison of Results of Operations for the
Nine months ended September 30, 2013 and 2012

General. During the first nine months of 2013, the Company had net income of $2.7 million compared with net income of $3.9 million for the first nine months of 2012. Net income per share for the first nine months of 2013 was $0.39, basic and diluted, compared with net income per share of $0.57, basic and diluted, for the first nine months of 2012. Results of operations for the first nine months of 2013 were primarily impacted by a significantly smaller recovery of loan losses of $605,000 compared to $2.6 million in the first nine months of 2012, resulting from a $2.4 million recovery on a previously reported loan fraud.  The Company also experienced a decrease in net interest margin of 17 basis points to 3.47% in the first nine months of 2013 from the same period in 2012.  These items were partially offset by a decline of $1.4 million in non-interest expenses.

Net Interest Income. Net interest income decreased by $687,000 from $14.1 million in the first nine months of 2012 to $13.4 million in the first nine months of 2013. The Company’s total interest income was affected by a reduction in the yield on interest-earning assets.  Average total interest-earning assets were $514.7 million in the first nine months of 2013 compared with $520.5 million during the same period in 2012, while the yield on those assets decreased 41 basis points from 4.94% to 4.53%.

The Company’s average interest-bearing liabilities decreased by $22.2 million to $420.9 million for the nine months ended September 30, 2013 from $443.1 million for the same period one year earlier and the cost of those funds decreased from 1.53% to 1.29%, or 24 basis points. During the first nine months of 2013, the Company’s net interest margin was 3.47% and net interest spread was 3.24%.  In the same period ended one year earlier, net interest margin was 3.64% and net interest spread was 3.41%.

Provision for Loan Losses. During the first nine months, the Company recorded a recovery of loan losses of $605,000 which is a smaller recovery than the recovery that was recorded in the first nine months of 2012.  In 2013, the recovery resulted from a low level of net charge-offs coupled with a reduction in overall loan balances.  In 2012, the recovery resulted primarily from a $2.4 million recovery on the previously disclosed large loan fraud.  Loan loss provisions in 2012 were also affected by a decline in loan balances during the period.

Non-Interest Income.  Non-interest income for the nine months ended September 30, 2013 was $2.0 million, a decrease from the $2.6 million reported for the first nine months of 2012. This decrease was primarily due to the gain on the branch sale of $557,000 in 2012, and a decline in service charges on deposit accounts  and fees from pre-sold mortgages.  Service charges on deposit accounts decreased $105,000 to $811,000 for the nine months ended September 30, 2013 from $916,000 for the same period in 2012. Fees from presold mortgages decreased $93,000 to $73,000 for the nine months ended September 30, 2013, from the same period in 2012.  During the first quarter, the Company decided to close its mortgage division while more efficient and profitable ways to generate income from the 1-4 family mortgage market are evaluated. Other non-deposit fees and income increased $170,000 from the first nine months of 2012 to the first nine months of 2013 due largely to income from non-marketable securities.

Non-Interest Expenses.  Non-interest expenses decreased by $1.4 million to $11.6 million for the nine months ended September 30, 2013, from $13.0 million for the same period in 2012.  In general, an increase in personnel expenses and occupancy and equipment were offset by decreases in all other categories of non-interest expenses.  Non-interest expenses were impacted by the April 2012 sale of two branches.  The following are highlights of the significant categories of non-interest expenses during the first quarter of 2013 versus the same period in 2012:
•	Personnel expenses increased $57,000 to $6.1 million due to higher 401K match and other employee benefits expenses.
•	Deposit insurance expense decreased $252,000 due to lower deposit balances.
•	Professional fees decreased $350,000 due to 2012 expenses related to the previously mentioned 2012 branch sale and also due to lower legal expenses related to lending activities.
•	Foreclosed real estate-related expenses declined by $723,000 due to lower losses on other real estate owned.
•	Other non-interest expenses declined by $199,000 due to reductions in several categories of other non-interest expenses.

Provision for Income Taxes.  The Company’s effective tax rate was 38.4% and 37.1% for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rate for the third quarter of 2013 was impacted by an adjustment to reduce the Company’s deferred tax asset resulting from recently enacted lower corporate tax rates for the State of North Carolina.

As of September 30, 2013 and December, 31, 2012, the Company had a net deferred tax asset in the amount of $2.9 million and $2.5 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of September 30, 2013 and December 31, 2012, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 31.8% of total assets at September 30, 2013.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of September 30, 2013, the Company had existing credit lines with other financial institutions to purchase up to $59.0 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $26.4 million of qualifying loans is pledged to the FHLB to secure borrowings. At September 30, 2013, the Company had no FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At September 30, 2013, total borrowings consisted of securities sold under agreements to repurchase of $14.2 million and junior subordinated debentures of $12.4 million.

Total deposits were $459.8 million at September 30, 2013. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 50.3% of total deposits at September 30, 2013. Time deposits of $100,000 or more represented 25.6% of the Company’s total deposits at September 30, 2013. At quarter-end, the Company had no brokered time deposits and $497,000 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 10.27% at September 30, 2013.

As the following table indicates, at September 30, 2013, the Company and the Bank both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
New Century Bancorp, Inc.	Ratio	Requirement
Total risk-based capital ratio	18.54%	8.00%
Tier 1 risk-based capital ratio	17.29%	4.00%
Leverage ratio	12.36%	4.00%

		Regulatory
	Actual	Minimum	Well-Capitalized
New Century Bank	Ratio	Requirement	Requirement
Total risk-based capital ratio	18.10%	10.00%	10.00%
Tier 1 risk-based capital ratio	16.85%	6.00%	6.00%
Leverage ratio	12.09%	5.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of September 30, 2013.

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

Changes in internal control over financial reporting.   Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2013. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, in XBRL (eXtensible Business Reporting Language)*

*Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.

Date: November 14, 2013	By:	/s/
William L. Hedgepeth II
President and Chief Executive Officer

Date: November 14, 2013	By:	/s/
Lisa F. Campbell
Executive Vice President and Chief Financial Officer and
Chief Operating Officer

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.

Date: November 14, 2013	By:	/s/
William L. Hedgepeth II
President and Chief Executive Officer

Date: November 14, 2013	By:	/s/
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

101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, in XBRL (eXtensible Business Reporting Language)*

*Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

