Form 10-K
period 2013-12-31
NEW CENTURY BANCORP INC
filed 2014-03-20
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date 6,921,574 shares outstanding as of March 17, 2014.

Documents Incorporated by Reference:

None.

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

Primary Market Area

The Registrant’s market area consists of southeastern North Carolina which includes Cumberland, Sampson, Robeson, Wayne, Wake, and Harnett. The Registrant’s market area has a population of over 1.7 million with an average household income of over $44,000.

Total deposits in the Registrant’s market area exceeded $28.1 billion at June 30, 2013. The leading economic components of Harnett County are education, manufacturing, and retail trade. Cumberland County’s leading sector is federal government and military, followed by construction and agriculture. In Robeson County, leading sectors include education, health services, and manufacturing. In Sampson County, leading sectors include manufacturing, agriculture, and natural resources and mining. Wayne County’s leading sectors are federal government and military services and retail trade. In Wake County, leading sectors include education, healthcare, and technology. The largest employers in the Registrant’s market area include the State of North Carolina, Goodyear Tire Company, Cape Fear Valley Medical Center, Smithfield Foods, Inc., and the United States Military.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to early adoption of laws permitting statewide branching. Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. As of June 30, 2013, data provided by the FDIC Deposit Market Share Report indicated that, within the Registrant’s market area, there were 429 offices (26 in Harnett County, 68 in Cumberland County, 33 in Robeson County, 16 in Sampson County, 252 in Wake County and 34 in Wayne County).

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

Employees

As of December 31, 2013, the Registrant employed 97 full time equivalent employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes relations with its employees to be good.

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

Dodd–Frank Wall Street Reform and Consumer Protection Act In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law has significantly changed the current bank regulatory structure and is affecting the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have significant discretion in drafting rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years. The Dodd-Frank Act included, among other things:

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

On December 30, 2009, the Bank paid a $3.1 million prepaid assessment, creating a prepaid expense with a zero risk-weighting for risk-based regulatory capital purposes. On a quarterly basis after December 31, 2009, the Bank expensed its regular quarterly assessment and recorded an offsetting credit to the prepaid assessment asset until June 30, 2013 when the remaining assessment was returned to the Bank.

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

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the “Federal Deposit Insurance Corporation Improvement Act of 1991” below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the Registrant and its shareholders.

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework that addresses shortcomings in certain capital requirements. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.

The major provisions of the new rule applicable to us are:

•	The new rule implements higher minimum capital requirements, includes a new common equity Tier1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements will both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The new minimum capital to risk-weighted assets (“RWA”) requirements are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The new rule maintains the general structure of the current prompt corrective action, or PCA, framework while incorporating these increased minimum requirements.

•	The new rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity Tier 1 capital.

•	Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.

•	The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

On July 9, 2013, the FDIC confirmed that it would join in the Basel III standards and, on September 10, 2013, issued an “interim final rule” applicable to the Bank that is identical in substance to the final rules issued by the Federal Reserve described above. The Bank is required to comply with the interim final rule beginning on January 1, 2015.

Compliance by the Registrant and the Bank with these new capital requirements will likely affect their respective operations. However, the extent of that impact cannot be known until there is greater clarity regarding the specific requirements applicable to them. While the Dodd-Frank Act was enacted in 2010, many of its provisions will require additional implementing rules before becoming effective, and the proposed federal banking agency regulations implementing the Basel III standards, while recently promulgated, have not been implemented.

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

The following table shows the Bank’s actual capital ratios and the required capital ratios for the various prompt corrective action categories as of December 31, 2013.

						Regulatory
			Adequately		Significantly	Minimum
	Actual	Well-capitalized	Capitalized	Undercapitalized	Undercapitalized	Requirement
Total risk-based capital ratio	18.89%	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%	11.50% or more
Tier 1 risk-based capital ratio	17.63%	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%	8.00% or more
Leverage ratio	12.34%	5.0% or more	4.0% or more *	Less than 4.0% *	Less than 3.0%	8.00% or more

* 3.0% if institution has the highest regulatory rating and meets certain other criteria.

A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. See Note J of the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

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

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $796,000 at December 31, 2013. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the FRB, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $25.0 million up to $55.2 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2013, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 29.1% of total deposits and short-term borrowings at December 31, 2013, which management believes is adequate.

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

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. In addition, the Bank has an internal policy that loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank. Under the internal policy, the Bank’s loans to one borrower were limited to $8.5 million at December 31, 2013.

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

The Volcker Rule. Under provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” certain limitations are placed on the ability of bank holding companies and their affiliates to engage in sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. The Volcker Rule becomes fully effective in July 2015. The Volcker Rule is not expected to have a material impact on the Bank or the Registrant.

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

The Registrant is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Registrant’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well-capitalized” and well-managed under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

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

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Registrant has not yet elected to become a financial holding company.

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

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4.0%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8.0%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3.0% for the most highly-rated companies, with minimum requirements of 4.0% to 5.0% for all others.

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

Office Location	Year Opened	Approximate Square Footage	Owned or Leased

New Century Bank Main Office 700 West Cumberland Street Dunn, NC 28334	2001	12,600	Owned

Clinton Office 111 Northeast Boulevard Clinton, NC 28328	2008	3,100	Owned

Goldsboro Office 431 North Spence Avenue Goldsboro, NC 27534	2005	6,300	Owned

Lillington Office 818 McKinney Parkway Lillington, NC 27546	2007	4,500	Owned

Greenville Loan Production Office 323 Clifton Street, Suite #8 Greenville, NC 27858	2009	500	Leased

Fayetteville Office 2818 Raeford Road Fayetteville, NC 28303	2004	10,000	Owned

Ramsey Street Office 6390 Ramsey Street Fayetteville, NC 28311	2007	2,500	Owned

Lumberton Office 4400 Fayetteville Road Lumberton, NC 28358	2006	3,500	Owned

Raleigh Office 8470 Falls of Neuse Road, Suite #100 Raleigh, NC 27615	2013	4,200	Leased

Operations Center 861 Tilghman Drive Dunn, NC 28335	2010	7,500	Owned

Operations Center - Annex 863 Tilghman Drive Dunn, NC 28335	2010	5,000	Owned

Item 3 - Legal Proceedings

As of December 31, 2013 there are no material pending legal proceedings to which the Registrant, or any of its subsidiaries, is a party, or of which any of their property is the subject.

Item 4 – mine safety disclosureS

None.

Part II

Item 5 - Market for registrant’s Common Equity, Related Stockholder Matters and ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s common stock is quoted on the NASDAQ Global Market under the trading symbol “NCBC.” Raymond James & Associates, Inc., McKinnon & Company, Automated Trading Desk Financial Services, B-Trade Services, Citadel Securities, Domestic Securities, Hill Thompson Magid & Company, Hudson Securities, J. P. Morgan Securities, Knight Capital Americas, L.P., Monroe Financial Partners, UBS Securities, Sandler O’Neill & Partners, L.P., and Scott & Stringfellow provide bid and ask quotes for our common stock. At December 31, 2013, there were 6,921,352 shares of common stock outstanding, which were held by 1,329 shareholders of record.

	Sales Prices
	High	Low
2013
First Quarter	$6.65	$5.50
Second Quarter	6.50	5.43
Third Quarter	7.42	6.16
Fourth Quarter	7.20	5.90

2012
First Quarter	$3.34	$1.89
Second Quarter	4.90	2.94
Third Quarter	5.75	4.52
Fourth Quarter	6.14	5.30

The Registrant did not declare or pay cash dividends during 2013 and 2012 and it is not currently anticipated that cash dividends will be declared and paid to shareholders at any time in the foreseeable future. See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the year ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share data)
Operating Data:
Total interest income	$22,903	$25,132	$30,383	$33,610	$33,030
Total interest expense	5,258	6,632	8,425	9,680	13,122
Net interest income	17,645	18,500	21,958	23,930	19,908
Provision (Recovery) for loan losses	(325)	(2,597)	6,218	15,634	5,472
Net interest income after
Provision (recovery) for loan losses	17,970	21,097	15,740	8,296	14,436
Total non-interest income	2,629	3,598	2,817	2,678	3,098
Impairment of goodwill	-	-	-	-	8,674
Total non-interest expense	15,855	17,236	19,105	19,213	17,375
Income (loss) before income taxes	4,744	7,459	(548)	(8,239)	(8,515)
Provision for income taxes (benefit)	1,803	2,822	(385)	(3,284)	(73)
Net income (loss)	$2,941	$4,637	$(163)	$(4,955)	$(8,442)

Per Share Data:
Earnings (loss) per share - basic	$0.43	$0.67	$(.02)	$(.72)	$(1.24)
Earnings (loss) per share - diluted	0.43	0.67	(.02)	(.72)	(1.24)
Market Price
High	7.42	6.14	6.00	6.44	7.67
Low	5.43	1.89	1.84	3.19	3.81
Close	6.67	5.60	2.00	4.98	4.75
Book value	8.09	7.84	7.22	7.19	7.96
Tangible book value	8.07	7.79	7.14	7.09	7.83

Selected Year-End Balance Sheet Data:
Loans, gross of allowance	$346,500	$367,892	$417,624	$470,484	$481,176
Allowance for loan losses	7,054	7,897	10,034	10,015	10,359
Other interest-earning assets	138,406	183,679	128,800	109,685	107,360
Core deposit intangible	182	298	545	699	853
Total assets	525,646	585,453	589,651	626,896	630,419
Deposits	448,458	498,559	501,377	534,599	540,262
Borrowings	18,677	30,220	36,249	40,038	32,936
Shareholders’ equity	56,004	54,179	49,546	49,692	54,409

Selected Average Balances:
Total assets	$555,354	$574,616	$624,015	$644,904	$630,521
Loans, gross of allowance	354,871	391,648	451,358	484,647	471,059
Total interest-earning assets	511,597	532,193	565,867	599,152	578,372
Goodwill and core deposit intangible	237	389	621	775	9,578
Deposits	470,526	481,387	533,000	548,768	527,844
Total interest-bearing liabilities	413,419	442,554	494,520	511,031	498,831
Shareholders’ equity	55,701	52,769	50,094	54,750	63,584

Selected Performance Ratios:
Return on average assets	0.53%	0.81%	(.03)%	(.77)%	(1.34)%
Return on average equity	5.28%	8.79%	(.33)%	(9.05)%	(13.28)%
Net interest margin (4)	3.46%	3.57%	3.91%	4.03%	3.49%
Net interest spread (4)	3.22%	3.34%	3.70%	3.75%	3.12%
Efficiency ratio (1)	78.20%	78.00%	77.10%	72.71%	75.52%

Asset Quality Ratios:
Nonperforming loans to period-end loans (2)	4.58%	3.27%	4.70%	2.60%	3.34%
Allowance for loan losses to period-end loans (3)	2.04%	2.15%	2.40%	2.13%	2.15%
Net loan charge-offs (recoveries) to average loans	0.15%	(0.12)%	1.37%	3.30%	0.84%

	At or for the year ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share data)

Capital Ratios:
Total risk-based capital	19.26%	16.60%	13.49%	13.04%	13.89%
Tier 1 risk-based capital	18.00%	15.34%	12.22%	11.78%	12.63%
Leverage ratio	12.62%	10.78%	9.14%	9.40%	10.02%
Tangible equity to assets	10.62%	9.20%	8.31%	7.82%	8.49%
Equity to assets ratio	10.65%	9.25%	8.40%	7.93%	8.63%

Other Data:
Number of banking offices	8	7	9	9	9
Number of full time equivalent employees	97	111	116	138	133

(1)	Efficiency ratio is calculated as non-interest expenses divided by the sum of net interest income and non-interest income, excluding goodwill impairment.
(2)	Nonperforming loans consist of non-accrual loans and restructured loans.
(3)	Allowance for loan losses to period-end loans ratio excludes loans held for sale.
(4)	Fully taxable equivalent basis.

Item 7 - ManageMent’s Discussion and Analysis of Financial Condition and Results of Operation

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes contained elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors, many of which are beyond our control. The following discussion is intended to assist in understanding the financial condition and results of operations of New Century Bancorp, Inc. Because New Century Bancorp, Inc. has no material operations and conducts no business on its own other than owning its consolidated subsidiary, New Century Bank, and its unconsolidated subsidiary, New Century Statutory Trust I, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the bank subsidiary. However, for ease of reading and because the financial statements are presented on a consolidated basis, New Century Bancorp, Inc and New Century Bank are collectively referred to herein as the Company unless otherwise noted.

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

FINANCIAL CONDITION

DECEMBER 31, 2013 AND 2012

Overview

Total assets at December 31, 2013 were $525.6 million, which represents a decrease of $59.8 million or (10.2)% from December 31, 2012. Interest earning assets at December 31, 2013 totaled $475.9 million and consisted of $339.4 million in net loans, $83.8 million in investment securities, $49.7 million in overnight investments and interest-bearing deposits in other banks and $3.0 million in federal funds sold. Total deposits and shareholders’ equity at December 31, 2013 were $448.5 million and $56.0 million, respectively.

Investment Securities

Investment securities increased to $83.8 million at December 31, 2013 from $81.5 million at December 31, 2012. The Company’s investment portfolio at December 31, 2013, which consisted of U.S. government agency securities, U.S. government sponsored entities agency securities (GSE’s), mortgage-backed securities and bank-qualified municipal securities, aggregated $83.8 million with a weighted average taxable equivalent yield of 2.18%. The Company also holds an investment of $796,000 in Federal Home Loan Bank Stock with a weighted average yield of 2.58%. The investment portfolio increased $2.3 million in 2013, the result of $25.9 million in purchases, $20.8 million of maturities and prepayments and a decrease of $2.8 million in the market value of securities held available for sale and net accretion of investment discounts.

The following table summarizes the securities portfolio by major classification:

Securities Portfolio Composition

(dollars in thousands)

			Tax
	Amortized	Fair	Equivalent
	Cost	Value	Yield

U. S. government agency securities - GSE’s:
Due within one year	$10,520	$10,545	0.79%
Due after one but within five years	8,820	8,827	0.68%
Due after five but within ten years	7,376	6,827	1.94%
Due after ten years	8,524	8,466	1.86%
	35,240	34,665	1.26%
Mortgage-backed securities:
Due within one year	133	140	4.62%
Due after one but within five years	35,352	35,856	2.65%
Due after five but within ten years	5,316	5,069	1.73%
Due after ten years	-	-	-%
	40,801	41,065	2.54%
State and local governments:
Due within one year	100	101	7.27%
Due after one but within five years	3,036	3,232	4.82%
Due after five but within ten years	3,306	3,224	3.66%
Due after ten years	1,526	1,549	5.49%
	7,968	8,106	4.50%
Total securities available for sale:
Due within one year	10,753	10,786	0.90%
Due after one but within five years	47,208	47,915	2.35%
Due after five but within ten years	15,998	15,120	2.23%
Due after ten years	10,050	10,015	2.41%

	$84,009	$83,836	2.18%

Loans Receivable

The loan portfolio at December 31, 2013 totaled $346.5 million and was composed of $309.1 million in real estate loans, $29.1 million in commercial and industrial loans, and $8.8 million in loans to individuals. Also included in loans outstanding is $550,000 in net deferred loan fees.

The following table describes the Company’s loan portfolio composition by category:

	At December 31,
	2013		2012		2011		2010		2009
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
				(dollars in thousands)
Real estate loans:
1 to 4 family residential	$35,006	10.1%	$41,017	11.1%	$52,182	12.5%	$60,385	12.8%	$69,995	14.5%
Commercial real estate	169,176	48.9%	186,949	50.8%	192,047	46.0%	193,502	41.1%	195,165	40.6%
Multi-family residential	19,739	5.7%	19,524	5.3%	23,377	5.6%	30,088	6.4%	22,580	4.7%
Construction	53,325	15.3%	48,220	13.1%	70,846	16.9%	84,550	18.0%	70,736	14.7%
Home equity lines of credit	31,863	9.2%	34,603	9.4%	38,702	9.3%	39,938	8.5%	38,482	8.0%
Total real estate loans	309,109	89.2%	330,313	89.7%	377,154	90.3%	408,463	86.8%	396,958	82.5%
Other loans:
Commercial and industrial	29,166	8.4%	29,297	8.0%	33,146	8.0%	49,437	10.5%	70,747	14.7%
Loans to individuals & overdrafts	8,775	2.5%	8,734	2.4%	7,671	1.8%	12,967	2.8%	13,766	2.9%
Total other loans	37,941	10.9%	38,031	10.4%	40,817	9.8%	62,404	13.3%	84,513	17.6%
Less:
Deferred loan origination (fees) cost, net	(550)	(0.1)%	(452)	(0.1)%	(347)	(0.1)%	(383)	(0.1)%	(295)	(0.1)%
Total loans	346,500	100.0%	367,892	100%	417,624	100.0%	470,484	100.0%	481,176	100.0%
Allowance for loan losses	(7,054)		(7,897)		(10,034)		(10,015)		(10,359)
Total loans, net	$339,446		$359,995		$407,590		$460,469		$470,817

During 2013, loans receivable decreased by $20.5 million, or 5.7%, to $339.4 million as of December 31, 2013. The decline in loans during the year is attributable to reduced loan demand in the Company’s markets.

The majority of the Company’s loan portfolio is comprised of real estate loans. This category, which includes both commercial and consumer loan balances, decreased from 89.7% of the portfolio at December 31, 2012 to 89.2% at December 31, 2013. The decrease in the real estate loan category was the result of a $17.8 million decrease in commercial real estate loans, a $6.0 million decrease in 1 to 4 family residential loans, and a $2.7 million decrease in HELOC loans. These decreases were partially offset by increases in construction loans of $5.1 million and a $215,000 increase in multi-family residential loans.

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

Acquisition, Development and Construction Loans

As of December 31, 2013

(dollars in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$37,932	$15,393	$53,325

Average Loan Size	$128	$358

Percentage of total loans	10.95%	4.44%	15.39%

Non-accrual loans	$660	$546	$1,206

Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

Included in ADC loans and residential real estate loans as of December 31, 2013 were certain loans that exceeded regulatory loan to value (“LTV”) guidelines. The Company had $3.7 million in non 1-4 residential loans that exceeded the regulatory LTV limits and $6.1 million of 1-4 residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 13.8% of total risk-based capital as of December 31, 2013, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market continues to soften for both market activity and collateral valuations.

Acquisition, Development and Construction Loans

As of December 31, 2012

(dollars in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$29,892	$18,328	$48,220

Average Loan Size	$100	$333

Percentage of total loans	8.13%	4.98%	13.11%

Non-accrual loans	$733	$1,565	$2,298

Included in ADC loans and residential real estate loans as of December 31, 2012 were certain loans that exceeded regulatory loan to value (“LTV”) guidelines. The Company had $8.3 million in non 1-4 family residential loans that exceeded the regulatory LTV limits and $8.6 million of 1-4 family residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 25.7% of total risk-based capital as of December 31, 2012, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market continues to soften for both market activity and collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and weakened real estate market values may also pose additional risk to the Company’s capital position. The Company has established an internal commercial real estate guideline of 40% of Risk-Based Capital for any single product type.

At December 31, 2013, there were no commercial real estate product types that exceeded this internal guideline. At December 31, 2012 the Company exceeded the 40% guideline in one product type. The Office Building product type group represented 40% of Risk-Based Capital or $26.7 million at December 31, 2012. All other commercial real estate product types were under the 40% threshold.

Geographic Concentrations

Certain risks exist arising from geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and home equity lines of credit (“HELOC”) loans at December 31, 2013.

	ADC Loans	Percent	HELOC	Percent
		(dollars in thousands)

Harnett County	$3,862	7.24%	$6,258	19.64%
Cumberland County	20,737	38.89%	6,416	20.13%
Johnston County	653	1.22%	494	1.55%
Pitt County	5,825	10.92%	268	0.84%
Robeson County	1,083	2.03%	3,546	11.13%
Sampson County	357	0.67%	1,745	5.48%
Wake County	7,863	14.75%	709	2.23%
Wayne County	2,716	5.09%	5,469	17.16%
Hoke County	3,084	5.78%	166	0.52%
All other locations	7,145	13.41%	6,792	21.32%

Total	$53,325	100.00%	$31,863	100.00%

Below is a table showing geographic concentrations for ADC and HELOC loans at December 31, 2012.

	ADC Loans	Percent	HELOC	Percent
		(dollars in thousands)

Harnett County	$4,404	9.13%	$6,839	19.76%
Cumberland County	17,909	37.14%	7,258	20.99%
Johnston County	543	1.13%	648	1.87%
Pitt County	4,642	9.63%	5	.01%
Robeson County	1,602	3.32%	3,775	10.91%
Sampson County	614	1.27%	1,686	4.87%
Wake County	5,707	11.84%	960	2.77%
Wayne County	3,079	6.39%	5,521	15.96%
Hoke County	4,443	9.21%	172	.50%
All other locations	5,277	10.94%	7,739	22.36%

Total	$48,220	100.00%	$34,603	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At December 31, 2013, the Company had $89.6 million in loans that had terms permitting interest only payments. This represented 25.9% of the total loan portfolio. At December 31, 2012, the Company had $84.4 million in loans that had terms permitting interest only payments. This represented 22.9% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio are interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit concentrations totaled $44.7 million or 12.9% of total loans at December 31, 2013 compared to $43.2 million or 11.7% of total loans at December 31, 2012. The Company’s ten largest customer loan relationship concentrations totaled $62.1 million, or 17.9% of total loans, at December 31, 2013 compared to $61.0 million, or 16.6% of total loans at December 31, 2012. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the capital position of the Company.

Maturities and Sensitivities of Loans to Interest Rates

The following table presents the maturity distribution of the Company’s loans at December 31, 2013. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate:

	At December 31, 2013
		Due after one
	Due within	year but within	Due after
	one year	five years	five years	Total
		(dollars in thousands)
Fixed rate loans:
1 to 4 family residential	$1,495	$1,984	$634	$4,113
Commercial real estate	10,400	21,156	2,887	34,443
Multi-family residential	3,411	938	-	4,349
Construction	34,420	4,583	454	39,457
Home equity lines of credit	146	246	29,968	30,360
Commercial and industrial	5,842	3,156	48	9,046
Loans to individuals & overdrafts	3,148	341	603	4,092
Total at fixed rates	58,862	32,404	34,594	125,860

Variable rate loans:
1 to 4 family residential	6,859	19,302	3,640	29,801
Commercial real estate	18,008	74,707	37,576	130,291
Multi-family residential	1,534	12,831	21	14,386
Construction	1,987	9,876	799	12,662
Home equity lines of credit	-	20	242	262
Commercial and industrial	3,174	16,154	463	19,791
Loans to individuals & overdrafts	1,641	1,855	1,182	4,678
Total at variable rates	33,203	134,745	43,923	211,871

Subtotal	92,065	167,149	78,517	337,731

Non-accrual loans	5,773	2,261	1,285	9,319

Gross loans	$97,838	$169,410	$79,802	347,050

Deferred loan origination (fees) costs, net				(550)

Total loans				$346,500

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may require a principal reduction or modify other terms of the loan at the time of renewal.

Past Due Loans and Nonperforming Assets

At December 31, 2013, the Company had $874,000 in loans that were 30 days or more past due. This represented 0.25% of gross loans outstanding on that date. This is a decrease from December 31, 2012 when there were $1.2 million in loans that were past due 30 days or more, or 0.32% of gross loans outstanding. Non-accrual loans decreased to $9.3 million at December 31, 2013. As of December 31, 2013, the Company had forty-three loans totaling $8.0 million that were considered to be troubled debt restructurings, of which twenty-eight loans totaling $6.5 million were still accruing interest. At December 31, 2012, the Company had thirty-three loans totaling $6.6 million that were considered to be troubled debt restructurings, of which fourteen loans totaling $1.9 million were still accruing. There were no loans that were over 90 days past due and still accruing interest at December 31, 2013 or 2012.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	As December 31,
	2013	2012	2011	2010	2009
		(dollars in thousands)

Non-accrual loans	$9,319	$10,126	$17,623	$10,562	$16,048
Restructured loans	6,537	1,904	2,013	1,688	-
Total non-performing loans	15,856	12,030	19,636	12,250	16,048
Foreclosed real estate	2,008	2,833	3,031	3,655	2,530
Repossessed assets	-	-	-	-	-
Total non-performing assets	$17,864	$14,863	$22,667	$15,905	$18,578

Accruing loans past due 90 days or more	$-	$-	$108	$-	$-
Allowance for loan losses	$7,054	$7,897	$10,034	$10,015	$10,359

Non-performing loans to period end loans	4.58%	3.27%	4.70%	2.60%	3.34%
Non-performing loans and accruing loans past due 90 days or more to period end loans	4.58%	3.27%	4.73%	2.60%	3.34%
Allowance for loan losses to period end loans	2.04%	2.15%	2.40%	2.13%	2.15%
Allowance for loan losses to non-performing loans	44%	66%	51%	82%	65%
Allowance for loan losses to non-performing assets	39%	53%	44%	63%	56%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	39%	53%	44%	63%	56%
Non-performing assets to total assets	3.40%	2.53%	3.84%	2.54%	2.95%
Non-performing assets and accruing loans past due 90 days or more to total assets	3.40%	2.53%	3.86%	2.54%	2.95%

In addition to the above, the Company had $3.1 million in loans that were considered to be impaired for reasons other than their past due, accrual or restructured status. In total, there were $19.0 million in loans that were considered to be impaired at December 31, 2013 which is a $739,000 decrease from the $19.7 million that was impaired at December 31, 2012. Impaired loans have been evaluated by management in accordance with Accounting Standards Codification (“ASC”) 310 and $1.1 million has been included in the allowance for loan losses as of December 31, 2013 for these loans. All troubled debt restructurings and other non-performing loans are included within impaired loans as of December 31, 2013.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through provisions for loan losses charged to expense and represents management’s best estimate of probable loans losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated losses and risk inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of reserves is designed to account for changes in credit quality as they occur. The provision for loan losses reflect loan quality trends, including the levels of and trends related to past due loans and economic conditions at the local and national levels. It also considers the quality and risk characteristics of the Company’s loan origination and servicing policies and practices. Included in the allowance are specific reserves on loans that are considered to be impaired, which are identified and measured in accordance with ASC 310.

The following table presents the Company’s allowance for loan losses as a percentage of loans at December 31 for the years indicated.

	At December 31,
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	2013	loans	2012	loans	2011	loans	2010	loans	2009	loans
	(dollars in thousands)

1 to 4 family residential	$826	10.10%	$1,070	11.14%	$1,597	12.49%	$2,483	12.83%	$1,854	14.55%
Commercial real estate	4,599	48.82%	4,946	50.82%	4,771	45.98%	3,111	41.13%	4,281	40.56%
Multi- family residential	74	5.70%	106	5.31%	127	5.60%	640	6.40%	200	4.69%
Construction	565	15.39%	798	13.11%	1,540	16.96%	349	17.97%	629	14.70%
Home equity lines of credit	680	9.20%	627	9.41%	1,186	9.27%	850	8.49%	1,189	8.00%
Commercial and industrial	245	8.42%	278	7.96%	719	7.94%	1,052	10.51%	1,699	14.70%
Loans to individuals & overdrafts	65	2.53%	72	2.37%	94	1.84%	1,530	2.76%	501	2.86%
Deferred loan origination (fees) cost, net	-	(0.16)%	-	(0.12)%	-	(0.08)%	-	(0.09)%	-	(0.06)%

Total allocated	7,054	100.00%	7,897	100.00%	10,034	100.00%	10,015	100.00%	10,353	100.00%
Unallocated	-		-		-		-		6
Total	$7,054		$7,897		$10,034		$10,015		$10,359

The allowance for loan losses as a percentage of gross loans outstanding decreased by 0.11% during 2013 to 2.04% of gross loans at December 31, 2013. The change in the allowance during 2013 resulted from net charge-offs of $518,000 and a reduction in reserves reflecting the decrease in overall loan balances. General reserves totaled $6.0 million or 1.72% of gross loans outstanding as of December 31, 2013, a decrease from year-end 2012 when they totaled $7.0 million or 1.90% of loans outstanding. At December 31, 2013, specific reserves on impaired loans constituted $1.1 million or 0.32% of gross loans outstanding compared to $909,000 or 0.25% of loans outstanding as of December 31, 2012.

The following table presents information regarding changes in the allowance for loan losses in detail for the years indicated:

	As of December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Allowance for loan losses at beginning of year	$7,897	$10,034	$10,015	$10,359	$8,860
Provision for loan losses	(325)	(2,597)	6,218	15,634	5,472
	7,572	7,437	16,233	25,993	14,332
Loans charged off:
Commercial and industrial	(135)	(193)	(4,116)	(11,967)	(2,932)
Construction	(28)	(720)	(993)	(464)	(168)
Commercial real estate	(384)	(1,580)	(2,970)	(2,811)	-
Multi-family residential	-	-	-	-	-
Home equity lines of credit	(316)	(459)	(661)	(496)	(404)
1 to 4 family residential	(325)	(232)	(1,512)	(2,254)	(567)
Loans to individuals & overdrafts	(135)	(70)	(170)	(421)	(352)
Total charge-offs	(1,323)	(3,254)	(10,422)	(18,413)	(4,423)

Recoveries of loans previously charged off:
Commercial and industrial	137	2,714	3,765	1,121	325
Construction	25	317	12	137	12
Multi-family residential	-	-	-	-	-
Commercial real estate	96	287	60	1,023	-
Home equity lines of credit	81	74	52	44	7
1 to 4 family residential	398	232	247	15	69
Loans to individuals & overdrafts	68	90	87	95	37
Total recoveries	805	3,714	4,223	2,435	450

Net recoveries (charge-offs)	(518)	460	(6,199)	(15,978)	(3,973)

Allowance for loan losses at end of year	$7,054	$7,897	$10,034	$10,015	$10,359

Ratios:
Net charge-offs (recoveries) as a percent of
average loans	.15%	(0.12)%	1.37%	3.30%	0.84%
Allowance for loan losses as a percent of loans at end of year	2.04%	2.15%	2.40%	2.13%	2.15%

While the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making determinations regarding the allowance.

Management believes the level of the allowance for loan losses as of December 31, 2013 is appropriate in light of the risk inherent within the Company’s loan portfolio.

Other Assets

At December 31, 2013, non-earning assets totaled $47.9 million, an increase of $6.8 million from $41.1 million at December 31, 2012. Non-earning assets at December 31, 2013 consisted of: cash and due from banks of $20.2 million, premises and equipment totaling $10.9 million, foreclosed real estate totaling $2.0 million, accrued interest receivable of $1.7 million, bank owned life insurance of $8.5 million and other assets totaling $4.6 million, with net deferred taxes of $2.5 million.

The Company has an investment in bank owned life insurance of $8.5 million, which increased $0.2 million from December 31, 2012 due to an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

Deposits

Total deposits at December 31, 2013 were $448.5 million and consisted of $85.3 million in non-interest-bearing demand deposits, $124.6 million in money market and NOW accounts, $16.6 million in savings accounts, and $221.9 million in time deposits. Total deposits decreased by $50.1 million from $498.6 million as of December 31, 2012. Non-interest-bearing demand deposits decreased by $6.9 million from $92.2 million as of December 31, 2012. MMDA and NOW accounts increased by $1.9 million from $122.7 million as of December 31, 2012. Savings accounts decreased by $5.5 million from $22.1 million as of December 31, 2012. Time deposits decreased by $39.5 million during 2013.

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Period Ended December 31,
	2013		2012		2011		2010		2009
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Savings, NOW and money market deposits	$147,800	.23%	$124,583	0.42%	$120,363	0.53%	$124,974	0.94%	$108,240	1.22%
Time deposits > $100,000	122,166	2.13%	144,029	2.24%	167,689	2.32%	172,120	2.36%	166,641	3.19%
Other time deposits	117,564	1.61%	137,566	1.78%	168,172	2.00%	175,830	2.19%	187,687	3.11%
Total interest-bearing deposits	387,530	1.25%	406,178	1.53%	456,224	1.73%	472,924	1.92%	462,568	2.70%

Noninterest-bearing deposits	82,996	-	75,659	-	76,776	-	75,844	-	65,276	-

Total deposits	$470,526	1.02%	$481,837	1.29%	$533,000	1.48%	$548,768	1.66%	$527,844	2.36%

Short Term and Long Term Debt

As of December 31, 2013, the Company had $6.3 million in short-term debt, which consisted solely of repurchase agreements and $12.4 million in long-term debt, which was $12.4 million in junior subordinated debentures issued to New Century Statutory Trust I in connection with the Company’s trust preferred securities.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2013 was $56.0 million, an increase of $1.8 million from $54.2 million as of December 31, 2012. Changes in shareholders’ equity included $2.9 million in net income, $26,000 in stock based compensation, proceeds of $36,000 from stock option exercises, and an other comprehensive loss of $1.2 million related to the decrease in the unrealized gain in the Company’s available for sale investment security portfolio.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Overview

During 2013, New Century Bancorp had net income of $2.9 million compared to net income of $4.6 million for 2012. Both basic and diluted net income per share for the year ended December 31, 2013 were $0.43, compared with basic and diluted net income per share of $0.67 for 2012.

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

Net interest income decreased by $855,000 to $17.6 million for the year ended December 31, 2013. The Company’s total interest income was impacted by a decrease in interest earning assets and a low interest rate environment in 2012. Average total interest-earnings assets were $509.7 million in 2013 compared with $523.0 million in 2012. The yield on those assets decreased by 35 basis points from 4.84% in 2012 to 4.49% in 2013. Earning asset yields in both years were adversely impacted by income reversed when loans were placed into non-accrual status. These income reversals were approximately $95,000 in 2013 and $120,000 in 2012. Meanwhile, average interest-bearing liabilities decreased by $28.8 million from $442.6 million for the year ended December 31, 2012 to $413.8 million for the year ended December 31, 2013. Cost of these funds decreased by 25 basis points in 2013 to 1.25% from 1.50% in 2012. In 2013, the Company’s net interest margin was 3.48% and net interest spread was 3.24%. In 2012, net interest margin was 3.57% and net interest spread was 3.34%.

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

In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used net charge-off history for most recent ten consecutive quarters. In determining the appropriate level of the allowance for loan losses at December 31, 2013, the loss history was expanded to fourteen consecutive quarters of net charge-offs. Since the most recent quarters contain a declining amount of charge offs coupled with a large number of recoveries and thus have a lower loss history than quarters from 2011 and 2012, management determined that the expansion of loss history better reflects the inherent losses in the current loan portfolio. The impact of this adjustment to the allowance for loan losses resulted in a $1.2 million increase to our loan loss reserves as compared to the methodology previously used. Loan loss provisions in 2013 have also been affected by the decline in overall loan balances during the year.

The Company expanded the loss history used in determining the appropriate level of the allowance for loan losses at December 31, 2012. The loss history was expanded from eight consecutive quarters to ten consecutive quarters of net charge-offs. Due to the declining amount of charge offs coupled with a large number of recoveries, management determined that the expansion of loss history better reflects the inherent losses in the current loan portfolio. The impact of this adjustment to the allowance for loan losses resulted in a $564,000 increase to our loan loss reserves at December 31, 2012, as compared to the methodology previously used. Loan loss provisions in 2012 were also affected by the decline in overall loan balances during the year.

The Company recorded a $(325,000) negative provision for loan losses in 2013 compared to a negative provision of $(2.6) million recorded in 2012 as a result of loan recoveries. For more information on changes in the allowance for loan losses, refer to Note D of the financial statements in the section titled Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2013 was $2.6 million, down $969,000 from 2012. This decrease is largely due to the one-time gain of $557,000 related to the sale of two branches in 2012 and a decrease in fees from pre-sold mortgages of $223,000. Also contributing to the decline is a decrease in deposit service charges of $139,000 due to lower deposit balances and slight decrease in other non-interest income of $50,000.

Non-Interest Expenses

Non-interest expenses decreased by $1.4 million or 8.0% to $15.9 million for the year ended December 31, 2013, from $17.2 million for the same period in 2012. The following are highlights of the significant changes in non-interest expenses from 2012 to 2013. Many of these changes were due to the sale of two branches in April 2012 and the opening of the Raleigh branch in October 2013.

•	Personnel expenses decreased $207,000 to $8.1 million due to reductions in staffing.
•	Occupancy and equipment expenses increased $172,000 to $1.5 million.
•	Professional fees declined $340,000 to $1.2 million from $1.5 million in 2012 due largely to lower lending related legal fees.
•	Foreclosure-related expenses decreased to $388,000 in 2013 from $1.2 million in 2012, a $777,000 or 66.7% decrease.
•	Deposit insurance expense decreased by $333,000 or 43.6% in 2013 due to a reduced deposit base and lower assessment rates.
•	Other operating expense increased by $224,000 or 8.2%.

Provision for Income Taxes

The Company’s effective tax rate in 2013 was 38.0%, compared to 37.8% in 2012. For further discussion pertaining to the Company’s tax position, see the section titled Deferred Tax Asset under Critical Accounting Policies.

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

Net interest income decreased by $3.5 million to $18.5 million for the year ended December 31, 2012. The Company’s total interest income was impacted by a decrease in interest earning assets and a low interest rate environment in 2012. Average total interest-earnings assets were $523.0 million in 2012 compared with $565.9 million in 2011. The yield on those assets decreased by 56 basis points from 5.40% in 2011 to 4.84% in 2012. Earning asset yields in both years were adversely impacted by income reversed when loans were placed into non-accrual status. These income reversals were approximately $120,000 in 2012 and $240,000 in 2011. Meanwhile, average interest-bearing liabilities decreased by $51.9 million from $494.5 million for the year ended December 31, 2011 to $442.6 million for the year ended December 31, 2012. Cost of these funds decreased by 20 basis points in 2012 to 1.50% from 1.70% in 2011. In 2012, the Company’s net interest margin was 3.57% and net interest spread was 3.34%. In 2011, net interest margin was 3.91% and net interest spread was 3.70%.

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

	For the Years Ended December 31,
	2013			2012			2011
				(dollars in thousands)
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
INTEREST-EARNING ASSETS:
Loans, net of allowance	$347,465	$21,147	6.09%	$382,431	$23,420	6.12%	$441,207	$28,183	6.39%
Investment securities	77,590	1,552	2.00%	69,491	1,715	2.47%	77,038	2,284	2.96%
Other interest-earning assets	84,675	204	.24%	71,054	164	0.23%	47,622	109	0.23%
Total interest-earning assets	509,730	22,903	4.49%	522,976	25,299	4.84%	565,867	30,576	5.40%

Other assets	45,626			51,648			58,148

Total assets	$555,356			$574,624			$624,015
INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$147,800	425	.29%	$124,583	522	0.42%	$120,363	643	0.53%
Time deposits over $100,000	122,166	2,607	2.13%	144,029	3,232	2.24%	167,694	3,885	2.32%
Other time deposits	117,564	1,891	1.61%	137,566	2,446	1.78%	168,168	3,370	2.00%
Borrowings	26,251	335	1.28%	36,375	432	1.19%	38,296	527	1.38%

Total interest-bearing liabilities	413,781	5,258	1.27%	442,553	6,632	1.50%	494,521	8,425	1.70%

Non-interest-bearing deposits	82,996			75,659			76,775
Other liabilities	2,878			3,643			2,625
Shareholders' equity	55,701			52,769			50,094

Total liabilities and shareholders' equity	$555,356			$574,624			$624,015

Net interest income/interest rate spread(taxable-equivalent basis)		$17,727	3.22%		$18,667	3.34%		$22,151	3.70%

Net interest margin (taxable-equivalent basis)			3.46%			3.57%			3.91%

Ratio of interest-earning assets to interest-bearing liabilities	123.19%			118.17%			114.43%

Reported net interest income
Net interest income/net interest margin(taxable-equivalent basis)		$17,727	3.48%		$18,667	3.57%		$22,151	3.91%
Less:
taxable-equivalent adjustment		82			167			193

Net Interest Income		$17,645			$18,500			$21,958

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

	Year Ended			Year Ended			Year Ended
	December 31, 2013 vs. 2012			December 31, 2012 vs. 2011			December 31, 2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income:
Loans	$(2,135)	$(138)	$(2,273)	$(3,677)	$(1,087)	$(4,764)	$(2,169)	$(554)	$(2,723)
Investment securities	181	(344)	(163)	(205)	(363)	(568)	(320)	(267)	(587)
Other interest-earning assets	32	8	40	54	1	55	22	19	41

Total interest income (taxable-equivalent basis)	(1,922)	(475)	(2,396)	(3,828)	(1,449)	(5,277)	(2,467)	(802)	(3,269)

Interest expense:
Deposits:
Savings, NOW and money market	76	(255)	(179)	20	(141)	(121)	(34)	(503)	(537)
Time deposits over $100,000	(479)	(146)	(625)	(540)	(113)	(653)	(104)	(79)	(183)
Other time deposits	(339)	(216)	(555)	(578)	(346)	(924)	(161)	(322)	(483)
Borrowings	(125)	28	(97)	(25)	(70)	(95)	3	(55)	(52)

Total interest expense	(866)	(590)	(1,456)	(1,123)	(670)	(1,793)	(296)	(959)	(1,255)

Net interest income
Increase/(decrease) (taxable-equivalent basis)	$(1,055)	$115	(940)	$(2,705)	$(779)	(3,484)	$(2,171)	$157	(2,014)

Less:
Taxable-equivalent adjustment			85			26			42
Net interest income Increase/(decrease)			$(855)			$(3,458)			$(1,972)

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 29.8% and 33.3% of total assets at December 31, 2013 and 2012, respectively.

The Company has been a net seller of federal funds, maintaining liquidity sufficient to fund new loan demand. When the need arises, the Company has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $59.0 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company may obtain advances of up to 10% of assets, subject to our available collateral. A floating lien of $23.6 million on qualifying loans is pledged to FHLB to secure such borrowings. In addition, the Company may borrow at the Federal Reserve discount window and has pledged $1.0 million in securities for that purpose. As another source of short-term borrowings, the Company also utilizes securities sold under agreements to repurchase. At December 31, 2013, borrowings consisted of securities sold under agreements to repurchase of $6.3 million.

At December 31, 2013, the Company’s outstanding commitments to extend credit totaled $73.1 million and consisted of loan commitments and undisbursed lines of credit of $71.8 million, and letters of credit of $1.3 million. The Company believes that its combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Total deposits were $448.5 million and $498.6 million at December 31, 2013 and 2012, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 49.5% and 52.4% of total deposits at December 31, 2013 and 2012, respectively. Time deposits of $100,000 or more represented 25.1% and 25.4%, respectively, of the total deposits at December 31, 2013 and 2012. Management believes most other time deposits are relationship-oriented. While competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Bank’s parent company (“New Century Bancorp”) maintains minimal cash balances. Management believes that the current cash balances plus taxes receivable will provide adequate liquidity for New Century Bancorp’s current cash flow needs.

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity (including qualifying trust preferred securities), and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines that require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 9.25% at December 31, 2013. As the following table indicates that, at December 31, 2013, the Company and its bank subsidiary exceeded regulatory capital requirements.

	At December 31, 2013
	Actual	Minimum
	Ratio	Requirement
New Century Bancorp, Inc.

Total risk-based capital ratio	19.26%	8.00%
Tier 1 risk-based capital ratio	18.00%	4.00%
Leverage ratio	12.62%	4.00%

New Century Bank

Total risk-based capital ratio	18.89%	8.00%
Tier 1 risk-based capital ratio	17.63%	4.00%
Leverage ratio	12.34%	4.00%

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

The analysis of an institution’s interest rate gap (the difference between the re-pricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2013, of which are projected to re-price or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which re-price or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate re-pricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Re-pricing at December 31, 2013
		More Than	More Than
	1 Year	1 Year to	3 Years to	More Than
	or Less	3 Years	5 Years	5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$191,298	$97,646	$37,570	$19,986	$346,500
Securities, available for sale	33,279	20,969	8,642	20,946	83,836
Interest-earning deposits in other banks	49,690	-	-	-	49,690
Federal funds sold	3,028	-	-	-	3,028
Stock in the Federal Home Loan Bank of Atlanta	796	-	-	-	796
Other non marketable securities	1,055	-	-	-	1,055

Total interest-earning assets	$279,146	$118,615	$46,212	$40,932	$484,905

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$101,336	$39,896	$-	$-	$141,232
Time	46,703	41,111	21,466	-	109,280
Time over $100,000	36,354	52,332	23,913	-	112,599
Short term debt	6,305	-	-	-	6,305
Long term debt	12,372	-	-	-	12,372

Total interest-bearing liabilities	$203,070	$133,339	$45,379	$-	$381,788

Interest sensitivity gap per period	$76,076	$(14,724)	$833	$40,932	$103,117

Cumulative interest sensitivity gap	$76,076	$61,352	$62,185	$103,117	$103,117

Cumulative gap as a percentage of total interest-earning assets	27.25%	15.42%	14.01%	21.27%	21.27%

Cumulative interest-earning assets as a percentage of interest-bearing liabilities	137.46%	118.24%	116.29%	127.01%	127.01%

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

Deferred Tax Asset

The Company’s net deferred tax asset was $2.5 million at December 31, 2013 2012. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things recent earnings trends and projected earnings, and asset quality. As of December 31 2013, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations, or other factors could impact the realization of the deferred tax asset in the future.

The Company has no history of expiration of loss carry forwards. Management believes the Company’s forecasted earnings support a conclusion that a valuation allowance is not needed. Management closely monitors the previous twelve quarters of income (loss) before income taxes in evaluating the need for a deferred tax asset valuation allowance. This is referred to as the cumulative loss test. This test excludes the recoveries relating to the previously reported fraud in 2010, as the loss and any resulting recoveries are of infrequent nature stemming from aberrations rather than continuing conditions. As of December 31, 2013, the Company passed the cumulative loss test by $8.6 million excluding the previously mentioned one-time non-recurring charge-off pertaining to the previously reported loan fraud by a large relationship borrower. The Company also passed the cumulative loss test by $6.4 million as of December 31, 2012, due to the exclusion of the previously mentioned one-time non-recurring charge-off and any resulting recoveries pertaining to the previously reported loan fraud. The Company feels confident that deferred tax assets are more likely than not to be realized.

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note K to the accompanying financial statements.  During 2004, the Company formed an unconsolidated subsidiary trust to which the Company has issued $12.4 million of junior subordinated debentures (see Note G to the consolidated financial statements).  Otherwise, as part of its ongoing business, the Company has not participated in, nor does it anticipate participating in, transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2013.

	Payments Due by Period
		On Demand
		Or Within			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
		(dollars are in thousands)

Short term debt	$6,305	$6,305	$-	$-	$-
Long term debt	12,372	-	-	-	12,372
Lease obligations	2,367	198	256	219	1,693
Deposits	448,458	269,740	133,339	45,379	-

Total contractual cash obligations	$469,502	$305,225	$99,892	$45,598	$14,065

The following table reflects other commitments outstanding as of December 31, 2013.

	Amount of Commitment Expiration Per Period
		(dollars in thousands)
	Total
	Amounts	Less than			After
Other Commitments	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Undisbursed home equity credit lines	$21,818	$14	$217	$518	$21,069
Other commitments and credit lines	20,406	16,232	278	818	3,078
Un-disbursed portion of constructions loans	29,658	22,815	2,728	2,600	1,515
Letters of credit	1,254	1,164	25	65	-

Total loan commitments	$73,136	$40,225	$3,248	$4,001	$25,662

In addition, the Company has legally binding delayed equity commitments to private investment funds. These commitments are not expected to called, and therefore, are not reflected in the financial statements. The amount of these commitments at December 31, 2013 and 2012 was $200,000.

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

Item 8 - Financial Statements AND SUPPLEMEnTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

New Century Bancorp, Inc.

Dunn, North Carolina

We have audited the accompanying consolidated balance sheets of New Century Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Bancorp, Inc. and subsidiary at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina

March 20, 2014

NEW CENTURY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
	(In thousands, except share
	and per share data)

ASSETS

Cash and due from banks	$20,151	$13,498
Interest-earning deposits in other banks	49,690	97,081
Federal funds sold	3,028	3,029
Investment securities available for sale, at fair value	83,836	81,491

Loans	346,500	367,892
Allowance for loan losses	(7,054)	(7,897)

NET LOANS	339,446	359,995

Accrued interest receivable	1,650	1,636
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	796	973
Other non marketable securities	1,055	1,105
Foreclosed real estate	2,008	2,833
Premises and equipment, net	10,900	10,939
Bank owned life insurance	8,463	8,228
Core deposit intangible	182	298
Other assets	4,441	4,347

TOTAL ASSETS	$525,646	$585,453

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$85,347	$92,265
Savings	16,597	22,139
Money market and NOW	124,635	122,727
Time	221,879	261,428

TOTAL DEPOSITS	448,458	498,559

Short term debt	6,305	17,848
Long term debt	12,372	12,372
Accrued interest payable	225	281
Accrued expenses and other liabilities	2,282	2,214

TOTAL LIABILITIES	469,642	531,274

Shareholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $1 par value, 25,000,000 shares authorized; 6,921,352 and 6,913,636 shares issued and outstanding at December 31, 2013 and 2012, respectively	6,922	6,914
Additional paid-in capital	42,062	42,000
Retained earnings	7,128	4,187
Accumulated other comprehensive income (loss)	(108)	1,078

TOTAL SHAREHOLDERS’ EQUITY	56,004	54,179

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$525,646	$585,453

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$21,147	$23,405	$28,172
Federal funds sold and interest-earning deposits in other banks	204	164	109
Investments	1,552	1,563	2,102

TOTAL INTEREST INCOME	22,903	25,132	30,383

INTEREST EXPENSE
Money market, NOW and savings deposits	425	522	643
Time deposits	4,498	5,678	7,255
Short term debt	40	113	228
Long term debt	295	319	299
TOTAL INTEREST EXPENSE	5,258	6,632	8,425
NET INTEREST INCOME	17,645	18,500	21,958

PROVISION (RECOVERY) FOR LOAN LOSSES	(325)	(2,597)	6,218

NET INTEREST INCOME AFTER
PROVISION (RECOVERY) FOR LOAN LOSSES	17,970	21,097	15,740

NON-INTEREST INCOME
Fees from pre-sold mortgages	73	296	183
Service charges on deposit accounts	1,061	1,200	1,475
Gain on branch sale	-	557	-
Other fees and income	1,495	1,545	1,159

TOTAL NON-INTEREST INCOME	2,629	3,598	2,817

NON-INTEREST EXPENSE
Personnel	8,111	8,318	8,842
Occupancy and equipment	1,518	1,346	1,418
Deposit insurance	430	763	910
Professional fees	1,155	1,495	1,861
Information systems	1,309	1,429	1,586
Foreclosure related expenses	388	1,165	1,841
Other	2,944	2,720	2,647

TOTAL NON-INTEREST EXPENSE	15,855	17,236	19,105

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)	4,744	7,459	(548)

INCOME TAX (BENEFIT)	1,803	2,822	(385)

NET INCOME (LOSS)	$2,941	$4,637	$(163)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.43	$0.67	$(0.02)
Diluted	$0.43	$0.67	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,918,814	6,898,147	6,887,168
Diluted	6,919,760	6,898,377	6,887,168

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(Amounts in thousands)

Net income (loss)	$2,941	$4,637	$(163)

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities- available for sale	(1,949)	(91)	286
Tax effect	763	31	(104)
	(1,186)	(60)	182

Reclassification adjustment for losses included in net income (loss)	-	(223)	(113)
Tax effect	-	76	38
	-	(147)	(75)

Total	(1,186)	(207)	107

Total comprehensive income (loss)	$1,755	$4,430	$(56)

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2013, 2012 and 2011

				Retained	Accumulated
			Additional	earnings	other com-	Total
	Common stock		paid-in	(accumulated)	prehensive	shareholders’
	Shares	Amount	capital	(deficit)	income (loss)	equity
	(Amounts in thousands, except share and per data share)

Balance at December 31, 2010	6,913,636	$6,914	$41,887	$(287)	$1,178	$49,692

Net loss	-	-	-	(163)	-	(163)

Common stock received as collateral on loan default	(53,269)	(54)	(111)	-	-	(165)

Other comprehensive income, net	-	-	-	-	107	107

Stock based compensation	-	-	75	-	-	75

Balance at December 31, 2011	6,860,367	6,860	41,851	(450)	1,285	49,546

Net income	-	-	-	4,637	-	4,637

Sale of common stock	53,269	54	111	-	-	165

Other comprehensive loss, net	-	-	-	-	(207)	(207)

Stock based compensation	-	-	38	-	-	38

Balance at December 31, 2012	6,913,636	6,914	42,000	4,187	1,078	54,179

Net income	-	-	-	2,941	-	2,941

Common stock option exercises	7,716	8	36	-	-	44

Other comprehensive loss, net	-	-	-	-	(1,186)	(1,186)

Stock based compensation	-	-	26	-	-	26

Balance at December 31, 2013	6,921,352	$6,922	$42,062	$7,128	$(108)	$56,004

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,941	$4,637	$(163)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Recovery of) provision for loan losses	(325)	(2,597)	6,218
Depreciation and amortization of premises and equipment	522	581	659
Amortization and accretion of investment securities	874	769	831
Amortization of deferred loan fees and costs	(227)	(197)	(200)
Amortization of core deposit intangible	116	115	153
Deferred income taxes	753	2,784	(366)
Stock-based compensation	26	38	75
Loss on write down on other assets	-	-	82
Gain on sale of branches	-	(557)	-
Increase in cash surrender value of bank owned life insurance	(235)	(247)	(254)
Net loss on sale and write-downs of foreclosed real estate	319	960	1,423
Change in assets and liabilities:
Net change in accrued interest receivable	(14)	367	485
Net change in other assets	(84)	1,781	1,733
Net change in accrued expenses and other liabilities	12	16	(90)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,678	8,450	10,586

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of FHLB stock	177	275	200
Purchase of investment securities available for sale	(25,922)	(42,148)	(16,209)
Maturities of investment securities available for sale	9,651	14,122	25,836
Mortgage-backed securities pay-downs	11,103	12,805	11,261
Proceeds from sale of investment securities available for sale	-	500	500
Net change in loans outstanding	20,469	45,227	44,051
Cash paid on sale of branches	-	(12,621)	-
Purchase of other non-marketable securities	-	(138)	(50)
Redemption of other-non-marketable securities	50	113	52
Proceeds from sale of loans	-	342	-
Proceeds from sale of foreclosed real estate	1,138	4,058	2,011
Proceeds from the sale of premises and equipment	-	-	1
Retirement of premises and equipment	-	19	-
Purchases of premises and equipment	(483)	(231)	(34)

NET CASH PROVIDED BY INVESTING ACTIVITIES	16,183	22,323	67,619

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(50,101)	$11,603	$(33,222)
Proceeds from short term debt	-	6,666	2,184
Repayments of short term debt	(11,543)	(10,695)	(3,973)
Repayments of long term debt	-	(2,000)	(2,000)
Proceeds from stock options exercised	44	165	-

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	(61,600)	5,739	(37,011)

NET CHANGE IN CASH
AND CASH EQUIVALENTS	(40,739)	36,512	41,194

CASH AND CASH EQUIVALENTS, BEGINNING	113,608	77,096	35,902

CASH AND CASH EQUIVALENTS, ENDING	$72,869	$113,608	$77,096

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$5,314	$6,681	$8,490
Income taxes paid	1,624	-	-
Non-cash transactions:
Change in fair value of investments securities available for sale, net of tax	(1,186)	(207)	107
Transfer from loans to foreclosed real estate	632	4,820	2,810

Transfer from premises and equipment to premises and equipment held for sale	-	-	1,113
Common stock received as collateral on loan default	-	-	(165)

See accompanying notes.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

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
Years Ended December 31, 2013, 2012 and 2011

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
Years Ended December 31, 2013, 2012 and 2011

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost at December 31, 2013 and 2012. The Company continually monitors the financial strength of the FHLB and evaluates the investment for potential impairment. There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the Bank’s investment in FHLB stock.

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
Years Ended December 31, 2013, 2012 and 2011

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank Owned Life Insurance

Bank Owned Life Insurance ("BOLI") is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefit proceeds received in excess of the policy's cash surrender value are recognized to income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At December 31, 2013 and 2012, the Company held no policy loans against its BOLI cash surrender values or restrictions on the use of the proceeds.

Intangible Assets

The Company considers its core deposits to be intangible assets with finite lives. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed an impairment test of the core deposit intangible at December 31, 2013 and found no impairment to exist. The Company’s core deposit intangible is amortized using the straight-line method over nine years. The gross amount of the core deposit intangible is $1.4 million with $1.2 million being amortized to date, leaving a remaining net balance of $0.2 million as of December 31, 2013.

The table below summarizes the remaining core deposit intangible amortization (dollars in thousands):

2014	$116
2015	66

$182

Stock-Based Compensation

The Company has certain stock-based employee compensation plans, described more fully in Note M. Generally accepted accounting principles (“GAAP”) require recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). GAAP also requires the compensation cost for all awards granted after the date of adoption and any unvested awards that remained outstanding as of the date of adoption to be measured based on the fair value of the award on the grant date.

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

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	2013	2012	2011

Weighted average number of common shares used in computing basic net income per share	6,918,814	6,898,147	6,887,168

Effect of dilutive stock options	946	230	-

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	6,919,760	6,898,377	6,887,168

At December 31, 2013 and 2012, there were 277,480 and 360,931 anti-dilutive options, respectively. All options were anti-dilutive at December 31, 2011.

Recent Accounting Pronouncements

The following summarizes recent accounting pronouncements and their expected impact on the Company:

Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (“AOCI”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of the amounts reclassified out of the AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. The standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company has adopted the standard and the

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

adoption of ASU 2013-02 did not have any impact on the Company’s financial condition, results of operations, or cash flows, but did result in additional disclosures in Note I.

ASU 2014-04, Troubled Debt Restructurings by Creditors (Subtopic 310-40): "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." This pronouncement clarifies the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investments (“AFS”), with gross unrealized gains and losses, follow:

	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s (“Government Sponsored Entities”)	$35,240	$53	$(628)	$34,665
Mortgage-backed securities – GSE’s	40,801	666	(402)	41,065
Municipal bonds	7,968	281	(143)	8,106

	$84,009	$1,000	$(1,173)	$83,836

As of December 31, 2013, accumulated other comprehensive loss included net unrealized losses totaling $173,000. Deferred tax assets resulting from these unrealized losses totaled $65,000.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE C - INVESTMENT SECURITIES (Continued)

	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
		(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s (“Government Sponsored Entities”)	$36,951	$248	$(45)	$37,154
Mortgage-backed securities – GSE’s	34,794	1,189	(29)	35,954
Municipal bonds	7,970	414	(1)	8,383

	$79,715	$1,851	$(75)	$81,491

As of December 31, 2012, accumulated other comprehensive income included net unrealized gains of $1.8 million. Deferred tax liabilities resulting from these unrealized gains totaled $699,000.

Securities with a carrying value of $35.2 million and $39.5 million at December 31, 2013 and 2012, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2013 and 2012.

	2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
			(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$11,908	$(239)	$3,611	$(389)	$15,519	$(628)
Mortgage-backed securities- GSE’s	21,762	(312)	1,777	(90)	23,539	(402)
Municipal bonds	2,719	(143)	-	-	2,719	(143)
Total temporarily impaired securities	$36,389	$(694)	$5,388	$(479)	$41,777	$(1,173)

At December 31, 2013, the Company had three AFS securities with an unrealized loss for twelve or more consecutive months. Two U.S. government agency GSE’s and one mortgage-backed GSE had unrealized losses for more than twelve months totaling $479,000 at December 31, 2013. Eight U.S. government agency GSE’s, nineteen mortgage-backed GSE’s, and three municipal bonds had unrealized losses for less than twelve months totaling $694,000 at December 31, 2013. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

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

At December 31, 2012, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. Ten U.S. government agency GSE’s and one municipal bond had unrealized losses for less than twelve months totaling $75,000 at December 31, 2012. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities.

Since none of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended December 31, 2013 and December 31, 2012.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE C - INVESTMENT SECURITIES (Continued)

The following table sets forth certain information regarding the amortized costs, carrying values and contractual maturities of the Company’s investment portfolio at December 31, 2013.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s
Due within one year	$10,520	$10,545
Due after one but within five years	8,820	8,827
Due after five but within ten years	7,376	6,827
Due after ten years	8,524	8,466
	35,240	34,665
Mortgage-backed securities – GSE’s
Due within one year	133	140
Due after one but within five years	35,352	35,856
Due after five but within ten years	5,316	5,069
Due after ten years	-	-
	40,801	41,065
Municipal bonds
Due within one year	100	101
Due after one but within five years	3,036	3,232
Due after five but within ten years	3,306	3,224
Due after ten years	1,526	1,549
	7,968	8,106
Total securities available for sale
Due within one year	10,753	10,786
Due after one but within five years	47,208	47,915
Due after five but within ten years	15,998	15,120
Due after ten years	10,050	10,015

	$84,009	$83,836

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

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE D - LOANS

The following is a summary of loans at December 31, 2013 and 2012:

	2013		2012
		Percent		Percent
	Amount	of total	Amount	of total
	(dollars in thousands)
Real estate loans:
1 to 4 family residential	$35,006	10.10%	$41,017	11.14%
Commercial real estate	169,176	48.82%	186,949	50.82%
Multi-family residential	19,739	5.70%	19,524	5.31%
Construction	53,325	15.39%	48,220	13.11%
Home equity lines of credit (“HELOC”)	31,863	9.20%	34,603	9.41%

Total real estate loans	309,109	89.21%	330,313	89.79%

Other loans:
Commercial and industrial	29,166	8.42%	29,297	7.96%
Loans to individuals	8,584	2.48%	8,615	2.34%
Overdrafts	191	0.05%	119	.03%
Total other loans	37,941	10.95%	38,031	10.33%

Gross loans	347,050		368,344

Less deferred loan origination fees, net	(550)	(.16)%	(452)	(.12)%

Total loans	346,500	100.00%	367,892	100.00%

Allowance for loan losses	(7,054)		(7,897)

Total loans, net	$339,446		$359,995

Loans are primarily made in southeastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and can be affected by the local economic conditions.

At December 31, 2013, the Company had pre-approved but unused lines of credit totaling $73.1 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

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
Years Ended December 31, 2013, 2012 and 2011

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

Related Parties

The Bank has had loan transactions with its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features. The following table represents loan transactions for directors and executive officers who held that position as of December 31, 2013. A summary of related party loan transactions, in thousands, is as follows:

	2013	2012
Balance at January 1	$2,816	$14,262
Exposure of directors/executive officers added	-	92
Borrowings	3,758	3,227
Directors, resigned or retired from board	(9)	(4,066)
Loan repayments	(1,195)	(10,699)

Balance at December 31	$5,370	$2,816

At December 31, 2013, there was $2.7 million of unused lines of credit outstanding to directors and executive officers of the Company and its subsidiaries.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE D - LOANS (Continued)

Non-Accrual and Past Due Loans

The following tables present as of December 31, 2013 and 2012 an age analysis of past due loans, segregated by class of loans:

	30+	Non-	Total
	Days	Accrual	Past		Total
2013	Past Due	Loans	Due	Current	Loans
		(dollars in thousands)

Commercial and industrial	$70	$330	$400	$28,766	$29,166
Construction	36	1,206	1,242	52,083	53,325
Multi-family residential	-	1,004	1,004	18,735	19,739
Commercial real estate	446	4,441	4,887	164,289	169,176
Loans to individuals & overdrafts	4	5	9	8,766	8,775
1 to 4 family residential	318	1,092	1,410	33,596	35,006
HELOC	-	1,241	1,241	30,622	31,863
Deferred loan (fees) cost, net					(550)
	$874	$9,319	$10,193	$336,857	$346,500

	30+	Non-	Total
	Days	Accrual	Past		Total
2012	Past Due	Loans	Due	Current	Loans
		(dollars in thousands)

Commercial and industrial	$215	$319	$534	$28,763	$29,297
Construction	138	2,298	2,436	45,784	48,220
Multi-family residential	-	1,482	1,482	18,042	19,524
Commercial real estate	241	4,373	4,614	182,335	186,949
Loans to individuals & overdrafts	19	11	30	8,704	8,734
1 to 4 family residential	536	1,061	1,597	39,420	41,017
HELOC	30	582	612	33,991	34,603
Deferred loan (fees) cost, net					(452)
	$1,179	$10,126	$11,305	$357,039	$367,892

There were no loans greater than 90 days past due and still accruing interest at December 31, 2013 or 2012.

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

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE D - LOANS (Continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of December 31, 2013 and December 31, 2012:

				December 31, 2013
		Contractual		Year to Date
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(dollars in thousands)
2013:
With no related allowance recorded:
Commercial and industrial	$196	$257	$-	$473	$15
Construction	2,059	2,311	-	2,016	18
Commercial real estate	3,748	4,971	-	4,987	-
Loans to individuals & overdrafts	3	3	-	2	-
Multi-family residential	2,384	2,384	-	2,009	-
HELOC	767	854	-	595	98
1 to 4 family residential	2,427	2,731	-	2,788	5

Subtotal:	11,584	13,511	-	12,870	136
With an allowance recorded:
Commercial and industrial	267	267	63	101	18
Construction	328	406	91	426	2
Commercial real estate	5,695	5,695	541	4,761	39
Loans to individuals & overdrafts	2	2	-	14	-
Multi-family Residential	-	-	-	8	-
HELOC	553	553	320	314	-
1 to 4 family residential	553	553	88	885	9
Subtotal:	7,398	7,476	1,103	6,509	68
Totals:
Commercial	14,677	16,291	695	14,782	92
Consumer	5	5	-	16	-
Residential	4,300	4,691	408	4,581	112

Grand Total:	$18,982	$20,987	$1,103	$19,379	$204

Impaired loans at December 31, 2013 were approximately $19.0 million and were comprised of $9.3 million in non-accrual loans and $9.7 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan, fees, and accrued interest. Approximately, $7.4 million of the $19.0 million in impaired loans at December 31, 2013 had specific allowances provided while the remaining $11.6 million had no specific allowances recorded. Of the $11.6 million with no allowance recorded, $2.1 million of those loans have had partial charge-offs recorded.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE D - LOANS (Continued)

Impaired Loans (Continued)

				December 31, 2012
		Contractual		Year to Date
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(dollars in thousands)
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

Impaired loans at December 31, 2012 were approximately $19.7 million and were comprised of $10.1 million in non-accrual loans and $9.6 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan, fees, and accrued interest. Approximately, $6.0 million of the $19.7 million in impaired loans at December 31, 2012 had specific allowances provided while the remaining $13.7 million had no specific allowances recorded. Of the $13.7 million with no allowance recorded, $694,000 of those loans have had partial charge-offs recorded.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE D - LOANS (Continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) within the previous twelve months with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2013 and 2012:

	Twelve Months Ended December 31, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	loans	investments	investments
	(dollars in thousands)

Below market interest rate:
Commercial and industrial	-	$-	$-
Construction	-	-	-
Commercial real estate	-	-	-
Loans to individuals and overdrafts	-	-	-
1 to 4 family residential	3	276	272
HELOC	-	-	-
Total	3	276	272

Extended payment terms:
Commercial and industrial	4	537	402
Construction	2	134	131
Commercial real estate	1	645	645
Multi-family residential	-	-	-
Loans to individuals and overdrafts	-	-	-
1 to 4 family residential	4	1,084	1,053
HELOC	-	-	-
Total	11	2,400	2,231

Other:
Commercial and industrial	-	-	-
Construction	-	-	-
Commercial real estate	1	163	159
Loans to individuals and overdrafts	-	-	-
1 to 4 family residential	3	203	195
HELOC	-	-	-
Total	4	366	354

Total	18	$3,042	$2,857

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

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

As noted in the tables above, there were four and eight loans that were considered TDRs at December 31, 2013 and 2012, respectively, for reasons other than below market interest rates, extended terms or forgiveness of principal. These loans were renewed at terms that vary from those that the Company would enter into for new loans of this type.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE D - LOANS (continued)

Troubled Debt Restructurings (Continued)

The following table presents loans that were modified as TDRs within the previous twelve months for which there was a payment default together with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2013 and 2012:

Twelve months ended
December 31, 2013
	Number	Recorded
	of loans	investment
(dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-
Construction	-	-
Commercial real estate	-	-
Loans to individuals and overdrafts	-	-
1 to 4 family residential	-	-
HELOC	-	-
Total	-	-

Extended payment terms:
Commercial and industrial	3	402
Construction	2	131
Commercial real estate	-	-
Loans to individuals and overdrafts	-	-
Multi-family residential	-	-
1 to 4 family residential	1	47
HELOC	-	-
Total	6	580

Forgiveness of principal:
Commercial and industrial	-	-
Construction	-	-
Commercial real estate	-	-
Loans to individuals and overdrafts	-	-
1 to 4 family residential	-	-
HELOC	-	-
Total	-	-

Other:
Commercial and industrial	-	-
Construction	-	-
Commercial real estate	1	159
Loans to individuals and overdrafts	-	-
1-to-4 family residential	-	-
Multi-family residential	-	-
HELOC	-	-
Total	1	159

Total	7	$739

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE D - LOANS (continued)

Troubled Debt Restructurings (Continued)

Twelve months ended
December 31, 2012
	Number	Recorded
	of loans	investment
(dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-
Construction	-	-
Commercial real estate	-	-
Loans to individuals and overdrafts	-	-
1 to 4 family residential	-	-
HELOC	-	-
Total	-	-

Extended payment terms:
Commercial and industrial	1	114
Construction	-	-
Commercial real estate	4	863
Loans to individuals and overdrafts	-	-
Multi-family residential	1	1,514
1 to 4 family residential	2	96
HELOC	-	-
Total	8	2,587

Forgiveness of principal:
Commercial and industrial	-	-
Construction	-	-
Commercial real estate	-	-
Loans to individuals and overdrafts	-	-
1 to 4 family residential	-	-
HELOC	-	-
Total	-	-

Other:
Commercial and industrial	-	-
Construction	-	-
Commercial real estate	-	-
Loans to individuals and overdrafts	-	-
1-to-4 family residential	-	-
Multi-family residential	-	-
HELOC	-	-
Total	-	-

Total	8	$2,587

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE D - LOANS (Continued)

Troubled Debt Restructurings (Continued)

At December 31, 2013, the Company had forty-three loans with a balance of $8.0 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-eight loans with a balance totaling $6.5 million were still accruing as of December, 2013. The remaining fifteen TDRs with a balance totaling $1.5 million were in non-accrual status. All TDRs are included in non-performing assets and impaired loans.

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

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE D - LOANS (Continued)

Credit Quality Indicators (Continued)

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

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE D - LOANS (Continued)

Credit Quality Indicators (Continued)

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

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE D - LOANS (Continued)

Credit Quality Indicators (Continued)

The following tables presents information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of December 31, 2013 and 2012:

December 31, 2013
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
	(dollars in thousands)

Superior	$830	$40	$-	$-
Very good	-	-	-	-
Good	5,793	1,133	19,301	4,203
Acceptable	11,572	2,838	63,447	6,812
Acceptable with care	5,307	46,597	57,768	6,340
Special mention	5,122	1,126	21,305	1,380
Substandard	542	1,591	7,355	1,004
Doubtful	-	-	-	-
Loss	-	-	-	-
	$29,166	$53,325	$169,176	$19,739

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$29,364	$30,116
Special mention	1,632	245
Substandard	4,010	1,502
	$35,006	$31,863

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$7,629
Non-pass	1,146
$8,775

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE D - LOANS (Continued)

Credit Quality Indicators (Continued)

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
Years Ended December 31, 2013, 2012 and 2011

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

In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used net charge-off history for most recent ten consecutive quarters. In determining the appropriate level of the allowance for loan losses at December 31, 2013, the loss history was expanded to fourteen consecutive quarters of net charge-offs. Since the most recent quarters contain a declining amount of charge offs coupled with a large number of recoveries and thus have a lower loss history than quarters from 2011 and 2012, management determined that the expansion of loss history better reflects the inherent losses in the current loan portfolio. The impact of this adjustment to the allowance for loan losses resulted in a $1.2 million increase to our loan loss reserves as compared to the methodology previously used. Loan loss provisions in 2013 have also been affected by the decline in overall loan balances during the year.

The Company expanded the loss history used in determining the appropriate level of the allowance for loan losses at December 31, 2012. The loss history was expanded from eight consecutive quarters to ten consecutive quarters of net charge-offs. Due to the declining amount of charge offs coupled with a large number of recoveries, management determined that the expansion of loss history better reflects the inherent losses in the current loan portfolio. The impact of this adjustment to the allowance for loan losses resulted in a $564,000 increase to our loan loss reserves at December 31, 2012, as compared to the methodology previously used. Loan loss provisions in 2012 were also affected by the decline in overall loan balances during the year.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE D - LOANS (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan segment for the twelve month periods ended December 31, 2013 and 2012, respectively (in thousands):

2013	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Balance, beginning of period 01/01/2013	$278	$798	$4,946	$1,070	$627	$72	$106	$7,897
Provision for loan losses	(35)	(230)	(59)	(317)	288	60	(32)	(325)
Loans charged-off	(135)	(28)	(384)	(325)	(316)	(135)	-	(1,323)
Recoveries	137	25	96	398	81	68	-	805
Balance, end of period 12/31/2013	$245	$565	$4,599	$826	$680	$65	$74	$7,054

Ending Balance: individually evaluated for impairment	$63	$91	$541	$88	$320	$-	$-	$1,103
Ending Balance: collectively evaluated for impairment	$182	$474	$4,058	$738	$360	$65	$74	$5,951

Loans:
Ending Balance	$29,166	$53,325	$169,176	$35,006	$31,863	$8,775	$19,739	$347,050
Ending Balance: individually evaluated for impairment	$463	$2,387	$9,443	$2,980	$1,320	$5	$2,384	$18,982
Ending Balance: collectively evaluated for impairment	$28,703	$50,938	$159,733	$32,026	$30,543	$8,770	$17,355	$328,068

2012	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Balance, beginning of period 01/01/2012	$719	$1,540	$4,771	$1,661	$1,122	$94	$127	$10,034
Provision for loan losses	(2,962)	(339)	1,468	(591)	(110)	(42)	(21)	(2,597)
Loans charged-off	(193)	(720)	(1,580)	(232)	(459)	(70)	-	(3,254)
Recoveries	2,714	317	287	232	74	90	-	3,714
Balance, end of period 12/31/2012	$278	$798	$4,946	$1,070	$627	$72	$106	$7,897

Ending Balance: individually evaluated for impairment	$51	$64	$581	$157	$43	$4	$9	$909
Ending Balance: collectively evaluated for impairment	$227	$734	$4,365	$913	$584	$68	$97	$6,988

Loans:
Ending Balance	$29,297	$48,220	$186,949	$41,017	$34,603	$8,734	$19,524	$368,344
Ending Balance: individually evaluated for impairment	$611	$2,642	$10,492	$3,651	$819	$24	$1,482	$19,721
Ending Balance: collectively evaluated for impairment	$28,686	$45,578	$176,457	$37,366	$33,784	$8,710	$18,042	$348,623

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE D - LOANS (Continued)

The significant negative provision for the commercial and industrial category in 2012 was due primarily to a $2.6 million recovery on the previously reported loan fraud by a large relationship borrower.

NOTE E - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2013 and 2012:

	2013	2012
	(dollars in thousands)

Land	$3,105	$3,105
Buildings	9,144	9,068
Furniture and equipment	3,903	3,592
Leasehold improvements	40	29
Construction in progress	86	-
	16,278	15,794
Less accumulated depreciation	5,378	4,855

Total	$10,900	$10,939

Depreciation amounting to approximately $522,000, $581,000, and $659,000 for the years ended December 31, 2013, 2012, and 2011, respectively, is included in occupancy and equipment expense, data processing and other outsourced services expense and other expenses.

The Company has operating leases for its corporate offices and branches that expire at various times through 2027. Future minimum lease payments under the leases for years subsequent to December 31, 2013 are as follows (dollars in thousands):

2014	$199
2015	146
2016	109
2017	109
2018	109
Years thereafter	1,693
$2,365

During 2013, 2012, and 2011, payments under operating leases were approximately $185,000, $131,000, and $140,000, respectively. Lease expense was accounted for on a straight line basis.

NOTE F - DEPOSITS

At December 31, 2013 the Company had $448.4 million in total deposits which was comprised of $85.3 million in non-interest bearing deposits and $363.1 million in interest bearing deposits. Of the $363.1 million in interest bearing deposits, $16.6 million were in savings accounts, $124.6 million were in money market and NOW accounts, and $221.9 million were in time deposits.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE F – DEPOSITS (Continued)

The scheduled maturities of time deposits at December 31, 2013 are as follows:

Total Time Deposits
(dollars in thousands)

Three months or less	$18,190
Over three months through twelve months	64,867
Over one year through two years	52,913
Over two years through three years	40,530
Over three years through four years	41,124
Over four years through five years	4,255
Over five years	-
$221,879

Time deposits with balances of $100,000 or more at December 31, 2013 were $112.6 million.

NOTE G - SHORT TERM AND LONG TERM DEBT

At December 31, 2013, the Company had $6.3 million in short term debt and $12.4 million in long term debt. Short term debt consisted entirely of securities sold under agreements to repurchase. Long term debt consisted solely of $12.4 million in junior subordinated debentures.

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

	2013	2012
	(Dollars in thousands)

Balance at December 31	$6,305	$15,848
Weighted average interest rate at December 31	0.37%	0.27%
Maximum amount outstanding at any month-end during the year	$17,300	$24,923
Average daily balance outstanding during the year	$13,516	$21,636
Average annual interest rate paid during the year	0.25%	0.33%

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE G - SHORT TERM AND LONG TERM DEBT (Continued)

At December 31, 2012, the Company had $2.0 million in advances from the Federal Home Loan Bank of Atlanta or borrowings from the Federal Reserve Bank discount window. The $2.0 million in FHLB advances at December 31, 2012 were classified as short term borrowings.

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

The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2013.

NOTE H - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
	(dollars in thousands)
Current tax provision:
Federal	$823	$38	$(19)
State	227	-	-
Total current tax provision (benefit)	1,050	38	(19)

Deferred tax provision:
Federal	526	2,217	(355)
State	227	567	(11)
Total deferred tax provision (benefit)	753	2,784	(366)

Net income tax provision (benefit)	$1,803	$2,822	$(385)

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE H - INCOME TAXES (Continued)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2013	2012	2011
	(dollars in thousands)

Income tax at federal statutory rate	$1,613	$2,536	$(186)
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	300	374	(7)
Tax-exempt interest income	(66)	(68)	(72)
Income from life insurance	(80)	(84)	(87)
Incentive stock option expense	9	13	26
Other permanent differences	27	51	(59)

Provision for income taxes	$1,803	$2,822	$(385)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2013 and 2012 are as follows:

	2013	2012
	(dollars in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$2,631	$3,044
Deferred compensation	327	401
Supplemental executive retirement plan	59	61
Net operating loss/net economic loss	-	295
Unrealized losses on available-for-sale securities	65	-
Write-downs on foreclosed real estate	77	107
AMT tax credit	25	58
Other	164	71
Total deferred tax assets	3,348	4,037
Deferred tax liabilities relating to:
Premises and equipment	(694)	(730)
Deferred loan fees/costs	(29)	(22)
Unrealized gains on available-for-sale securities	-	(699)
Core deposit intangible	(68)	(115)
Other	(77)	-
Total deferred tax liabilities	(868)	(1,566)

Net recorded deferred tax asset, included in other assets	$2,480	$2,471

The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010. As of December 31, 2013 and 2012 the Company has no uncertain tax provisions.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE H - INCOME TAXES (Continued)

Deferred Tax Asset

The Company’s net deferred tax asset was $2.5 million at December 31, 2013 and 2012. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of December 31, 2013, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations or other factors could impact the realization of the deferred tax asset in the future. The Company adjusted its net deferred tax asset as a result of reductions in the North Carolina corporate income tax rates that were enacted July 23, 2013, effective January 1, 2014 and January 1, 2015. The lower corporate income tax rate resulted in a reduction in the deferred tax asset in 2013 and an increase in the current period income tax expense for the year ended December 31, 2013.

The Company has no history of expiration of loss carry forwards. Management believes the Company’s forecasted earnings support a conclusion that a valuation allowance is not needed. Management closely monitors the previous twelve quarters of income (loss) before income taxes in evaluating the need for a deferred tax asset valuation allowance. This is referred to as the cumulative loss test.

As of December 31, 2013, the Company passed the cumulative loss test by $8.6 million excluding the one-time non-recurring recovery pertaining to the previously reported loan fraud by a large relationship borrower. The Company feels confident that deferred tax assets are more likely than not to be realized.

NOTE I – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the three and twelve months ended December 31, 2013 and 2012.

	Year Ended
	December 31,
	2013	2012
	(In thousands)

Beginning balance	$1,078	$1,285

Unrealized loss on investment securities available for sale	(1,949)	(91)
Tax benefit	763	31
Other comprehensive loss before reclassification	(1,186)	(60)

Amounts reclassified from accumulated comprehensive income:
Realized loss on investment securities included in net income	-	(223)
Tax effect	-	76
Total reclassifications net of tax	-	(147)

Net current period other comprehensive income (loss)	(1,186)	(207)

Ending balance	$(108)	$1,078

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE J - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2013, that the Company meets all capital adequacy requirements to which it is subject. The Company’s significant assets are its investments in New Century Bank and New Century Statutory Trust I.

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

As the following tables indicate, at December 31, 2013 and 2012, the Company and its Bank subsidiary both exceeded minimum regulatory capital requirements as specified in the tables below.

			Minimum for capital
	Actual		adequacy purposes
The Company:	Amount	Ratio	Amount	Ratio
December 31, 2013:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$72,676	19.26%	$30,187	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	67,930	18.00%	15,093	4.00%
Tier 1 Capital (to Average Assets)	67,930	12.62%	21,523	4.00%

			Minimum for capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio
December 31, 2012:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$67,443	16.60%	$32,175	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	62,229	15.34%	16,359	4.00%
Tier 1 Capital (to Average Assets)	62,229	10.78%	23,013	4.00%

There are no well-capitalized minimum requirements on holding companies like the Company.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE J - REGULATORY MATTERS (Continued)

New Century Bank’s actual capital amounts and ratios are presented in the table below as of December 31, 2013 and 2012:

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013:			(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$71,121	18.89%	$30,122	8.00%	37,652	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	66,385	17.63%	15,061	4.00%	22,591	6.00%
Tier 1 Capital (to Average Assets)	66,385	12.34%	21,523	4.00%	26,904	5.00%

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:			(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$65,917	16.24%	$32,584	8.00%	$40,733	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	60,791	14.98%	16,294	4.00%	24,440	6.00%
Tier 1 Capital (to Average Assets)	60,791	10.52%	22,995	4.00%	28,755	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of December 31, 2013.

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
Years Ended December 31, 2013, 2012 and 2011

NOTE K - OFF-BALANCE SHEET RISK (Continued)

The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2013 is as follows:

Financial instruments whose contract amounts represent credit risk:	(In thousands)
Undisbursed commitments	$71,882
Letters of credit	1,254

The Company has legally binding delayed equity commitments to private investment funds. These commitments are not expected to called, and therefore, are not reflected in the financial statements. The amount of these commitments at December 31, 2013 and 2012 was $200,000.

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
Years Ended December 31, 2013, 2012 and 2011

NOTE L – FAIR VALUE MEASUREMENTS (Continued)

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies – GSE’s, mortgage-backed securities issued by GSE’s and municipal bonds. Securities classified as Level 3 include asset-backed securities in less liquid markets.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 (dollars in thousands):

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
December 31, 2013	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

U.S. government agencies – GSE's	$34,665	$-	$34,665	$-
Mortgage-backed securities - GSE’s	41,065	-	41,065	-
Municipal bonds	8,106	-	8,106	-

Total	$83,836	$-	$83,836	$-

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE L – FAIR VALUE MEASUREMENTS (Continued)

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
December 31, 2012	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

U.S. government agencies – GSE's	$37,154	$-	$37,154	$-
Mortgage-backed securities - GSE’s	35,954	-	35,954	-
Municipal bonds	8,383	-	8,383	-

Total	$81,491	$-	$81,491	$-

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310,”Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

The significant unobservable input used in the fair value measurement of the Company’s impaired loans range between 6 - 55% discount from appraisals for expected liquidation and sales costs at December 31, 2013 and 2012.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the lower of cost or net realizable value, less the estimated costs to sell, at the date of foreclosure. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy.

The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate range between 6 – 20% and 16 – 20% discount from appraisals for expected liquidation and sales costs at December 31, 2013 and 2012, respectively.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE L – FAIR VALUE MEASUREMENTS (Continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of December 31, 2013 and
December 31, 2012 (dollars in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
Asset Category		for Identical	Observable	Unobservable
December 31, 2013	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Impaired loans	$8,477	$-	$-	$8,477

Foreclosed real estate	2,008	-	-	2,008

Total	$10,485	$-	$-	$10,485

		Quoted Prices in	Significant
		Active Markets	Other	Significant
Asset Category		for Identical	Observable	Unobservable
December 31, 2012	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Impaired loans	$5,787	$-	$-	$5,787

Foreclosed real estate	2,833	-	-	2,833

Total	$8,620	$-	$-	$8,620

As of December 31, 2013, the Bank identified $19.0 million in impaired loans, of which $9.9 million were carried at fair value on a non-recurring basis which included $7.4 million in loans that required a specific reserve of $1.1 million, and an additional $2.1 million in other loans without specific reserves that had charge-offs. As of December 31, 2012, the Bank identified $19.7 million in impaired loans, of which $8.1 million were carried at fair value on a non-recurring basis which included $6.0 million in loans that required a specific reserve of $909,000, and an additional $694,000 in other loans without specific reserves that had charge-offs.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE L – FAIR VALUE MEASUREMENTS (Continued)

The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 2013 and 2012:

	December 31, 2013
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets:
Cash and due from banks	$20,151	$20,151	$20,151	$-	$-
Interest-earning deposits in other banks	49,690	49,690	49,690	-	-
Federal funds sold	3,028	3,028	3,028	-	-
Investment securities available for sale	83,836	83,836	-	83,836	-
Loans, net	339,446	353,439	-	-	353,439
Accrued interest receivable	1,650	1,650	-	-	1,650
Stock in the FHLB	796	796	-	-	796
Other non-marketable securities	1,055	1,055	-	-	1,055

Financial liabilities:
Deposits	$448,458	$452,529	$-	$452,529	$-
Short-term debt	6,305	6,305	-	6,305	-
Long-term debt	12,372	7,517	-	7,517	-
Accrued interest payable	225	225	-	-	225

	December 31, 2012
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets:
Cash and due from banks	$13,498	$13,498	$13,498	$-	$-
Interest-earning deposits in other banks	97,081	97,081	97,081	-	-
Federal funds sold	3,029	3,029	3,029	-	-
Investment securities available for sale	81,491	81,491	-	81,491	-
Loans, net	359,995	377,591	-	-	377,591
Accrued interest receivable	1,636	1,636	-	-	1,636
Stock in the FHLB	973	973	-	-	973
Other non-marketable securities	1,105	1,105	-	-	1,105

Financial liabilities:
Deposits	$498,559	$507,478	$-	$507,478	$-
Short-term debt	17,848	17,848	-	17,848	-
Long-term debt	12,372	8,451	-	8,451	-
Accrued interest payable	281	281	-	-	281

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE L – FAIR VALUE MEASUREMENTS (Continued)

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

Other Non Marketable Securities

The fair value of equity instruments in other non marketable securities is assumed to approximate carrying value.

Deposits

The fair value of demand deposits is the amount payable on demand at the reporting date. The fair values of time deposits are estimated using the rates currently offered for instruments of similar remaining maturities.

Short Term Debt

Short term debt at December 31, 2013 consists of sweep accounts. At December 31, 2012, short term debt includes FHLB advances with maturities of one year or less and sweep accounts. The fair value of short term FHLB advances is assumed to be approximate carrying value. The fair values of short term debt (sweep accounts that re-price weekly) are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE L – FAIR VALUE MEASUREMENTS (Continued)

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

NOTE M - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Plan

The Company has a 401(k) Plan and substantially all employees participate in the Plan. The Company matches 100% of the first 6% of an employee’s compensation contributed to the plan. Expenses attributable to the Plan amounted to $267,000, $251,000, and $311,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Supplemental Executive Retirement Plans

The Company implemented a nonqualified supplemental executive retirement plan for the former Chief Executive Officer during 2003. Benefits accrued and vested during the period of employment, and will be paid in monthly benefit payments over the officer’s life after retirement. Provisions of $17,000, $18,000, and $71,000 were expensed for future benefits to be provided under this plan during 2013, 2012 and 2011, respectively. In conjunction with the implementation of this plan, the Company has purchased life insurance on certain key officers to help offset plan accruals. The life insurance policies provide the payment of a death benefit in the event an insured officer dies prior to attainment of retirement age. The total liability under this plan at December 31, 2013 and 2012 was $319,000 and $359,000, respectively.

As part of the acquisition of Progressive State Bank (“Progressive”), the Company assumed a liability for the supplemental early retirement plan for Progressive’s Chief Executive Officer. Provisions of $19,000, $20,000, and $57,000 and were expensed in 2013, 2012 and 2011, resulting in a total liability of $379,000 and $394,000 as of December 31, 2013 and 2012, respectively. Corresponding to this liability, Progressive had purchased a life insurance policy on a key officer to help offset the expense associated with future benefit payments. This policy was acquired by the Company upon its acquisition of Progressive.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE M - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Directors Deferred Compensation

The Company has instituted a Directors’ Deferral Plan (“Deferral Plan”) whereby individual directors may elect annually to defer receipt of all or a designated portion of their directors’ fees for the coming year. Amounts so deferred are used to purchase shares of the Company’s common stock on the open market by the administrator of the Deferral Plan or to issue shares from the Company’s authorized but unissued shares, with such deferred compensation disbursed in the future as specified by the director at the time of his or her deferral election. All deferral amounts and matching contributions, if any, are paid into a rabbi trust with a separate account for each participant under the plan. Compensation and other expenses attributable to this plan for the years ended December 31, 2013, 2012 and 2011 were $230,000, $220,000, and $207,000, respectively. The Directors’ Deferral Plan was amended and restated on November 16, 2011 to ensure compliance with applicable regulations and to provide that the eventual payment of compensation deferred under the plan may be made only in the form of the Registrant’s common stock. A liability of $1.7 million related to this plan is included in shareholders’ equity.

Stock Option Plans

The Company has shareholder approved stock option plans under which options are granted to directors and employees of the Company and its subsidiary.

•	Options granted under the 2004 Incentive Stock Option Plan vested over a five-year period with none vested at the time of grant. In 2013, 2012 and 2011, 6,500, 5,750 and 6,000 incentive stock options were granted under the 2004 Incentive Stock Option Plan, respectively.
•	On May 11, 2010, the shareholders of the Company approved the implementation of the New Century Bancorp, Inc. 2010 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights. Incentive stock options under the Omnibus Plan vest over a five-year period with none vested at the time of grant. Officers and other full-time employees of the Company and the Bank, including executive officers and directors, are eligible to receive awards under the Omnibus Plan. However, no projections have been made as to specific award terms or recipients. There were no incentive stock options granted under this plan in 2013 or 2012. In 2011, 37,500 incentive stock options were granted under the 2010 Omnibus Plan.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE M - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

The estimated weighted average fair market value of each option awarded, using the Black-Scholes option pricing model, together with the assumptions used in estimating those weighted average fair values, are displayed below:

	2013	2012	2011

Estimated fair value of options granted	$3.40	$2.61	$2.43

Assumptions in estimating average option values:
Risk-free interest rate	1.34%	1.49%	2.55%
Dividend yield	0%	0%	0%
Volatility	49.28%	49.85%	47.06%
Expected life (in years)	8.00	8.00	7.25

A summary of the Company’s option plans as of and for the year ended December 31, 2013 is as follows:

		Outstanding Options		Exercisable Options
	Shares		Weighted		Weighted
	Available		Average		Average
	for Future	Number	Exercise	Number	Exercise
	Grants	Outstanding	Price	Outstanding	Price

At December 31, 2012	344,339	364,342	$8.53	327,761	$8.90

Options authorized	-	-	-	-	-
Options granted/vested	(6,500)	6,500	6.30	11,380	5.44
Options exercised	7,716	(7,716)	5.64	(7,716)	5.64
Options expired	7,243	(7,243)	5.65	(4,846)	5.97
Options forfeited	63,978	(63,978)	8.06	(58,913)	$(8.06)

At December 31, 2013	416,776	291,905	$8.74	267,666	$9.03

The aggregate intrinsic value of options outstanding as of December 31, 2013 and 2012 was $56,000 and $21,000, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2013 and 2012 was $27,000 and $5,000, respectively. Outstanding and exercisable options had no intrinsic value as of December 31, 2011. The unrecognized compensation expense for outstanding options at December 31, 2013, 2012, and 2011 was $47,000, $69,000, and $147,000, respectively. As of December 31, 2013, this cost is expected to be recognized over a weighted average period of 1.30 years.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE M - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

The weighted average remaining life of options outstanding and options exercisable as of December 31, 2013 was 2.17 years and 1.67 years, respectively. The weighted average remaining life of options outstanding and options exercisable as of December 31, 2012 was 2.94 years and 2.38 years, respectively. Information regarding the stock options outstanding at December 31, 2013 is summarized below:

	Number	Number
	of options	of options
Range of Exercise Prices	outstanding	exercisable

$2.25 - $7.07	211,225	186,986
$7.08 - $10.69	20,380	20,380
$10.70 - $16.22	60,300	60,300

Outstanding at end of year	291,905	267,666

Stock Option Plans (Continued)

A summary of the status of the Company’s non-vested options as of December 31, 2013 and changes during the year ended December 31, 2013, is presented below:

		Weighted-Average
		Grant Date
Non-vested Options	Options	Fair Value

Non-vested at December 31, 2012	36,581	$2.64
Granted	6,500	3.40
Vested	57,700	5.44
Expired	(12,564)	5.97
Forfeited	(63,978)	8.06
Non-vested at December 31, 2013	24,239	2.81

For the years ended December 31, 2013, 2012 and 2011, the intrinsic value of options exercised was $8,000, and the grant-date fair value of options vested was $31,000, $63,000, $75,000, respectively. For the year ended December 31, 2013, $44,000 in cash was received from stock option exercises. No cash was received from stock option exercises for the year ended December 31, 2012.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE N - PARENT COMPANY FINANCIAL DATA

Following are the condensed balance sheets of New Century Bancorp as of and for the years ended December 31, 2013 and 2012 and the related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2013:

Condensed Balance Sheets

December 31, 2013 and 2012

(dollars in thousands)

	2013	2012
Assets
Cash balances with New Century Bank	$1,268	$1,437
Investment in New Century Bank	66,459	64,639
Investment in New Century Statutory Trust I	522	513
Other assets	284	109
Total Assets	$68,533	$66,698

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Accrued interest and other liabilities	157	147

Shareholders’ equity:
Common stock	6,922	6,914
Additional paid-in capital	42,062	42,000
Retained earnings	7,128	4,187
Accumulated other comprehensive income (loss)	(108)	1,078
Total Shareholders’ Equity	56,004	54,179

Total Liabilities and Shareholders’ Equity	$68,533	$66,698

Condensed Statements of Operations

Years Ended December 31, 2013, 2012 and 2011

(dollars in thousands)

	2013	2012	2011

Dividends	$221	$-	$-
Equity in earnings (losses) of subsidiaries	3,211	4,929	115
Operating expense	(404)	(437)	(417)
Income tax benefit	134	145	139

Net income (loss)	$2,941	$4,637	$(163)

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE N - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

(dollars in thousands)

	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,941	$4,637	$(163)
Equity in undistributed income of subsidiaries	(3,211)	(4,929)	(115)
Net change in other assets	(174)	667	647
Net change in other liabilities	10	(156)	177
Net cash provided (used) by operating activities	(434)	219	546

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock option issuance	44	165	-
Dividends	221	-	-

Net cash provided by financing activities	265	165	-

Net increase (decrease) in cash and cash equivalents	(169)	384	546

Cash and cash equivalents at beginning of year	1,437	1,053	507

Cash and cash equivalents, end of year	$1,268	$1,437	$1,053

NOTE O - RELATED PARTY TRANSACTIONS

During 2013, 2012 and 2011, there were no related party transactions other than loan transactions with the Company’s officers and directors as discussed in Note D.

All related party transactions are “arms length” transactions.

NOTE P – PREVIOUSLY REPORTED LOAN FRAUD

In 2010, the Bank discovered loan fraud in connection with one of the Bank’s largest loan relationships. The previously reported loan fraud included multiple loans to the same borrower and related entities and had been committed over a period of years.

In September 2010, $10.8 million in loans were charged-off pertaining to this previously reported loan fraud. The Bank is committed to employing every legal remedy available to recover losses arising from this loan fraud. During the years ended December 31, 2013, 2012 and 2011, $0, $2.6 million and $3.7 million of losses were recovered on these loans. Additionally, there were $0, $47,000 and $361,000 in legal and investigative fees incurred in the years ended December 31, 2013, 2012 and 2011 to determine the extent of the fraud and the potential for any additional losses or recoveries.

NEW CENTURY BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE Q – BRANCH SALE

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

NOTE R – MERGER WITH SELECT BANCORP, INC.

On September 30, 2013, the Company signed a merger agreement with Select Bancorp, Inc. (“Select”), a bank holding company headquartered in Greenville, North Carolina, whose wholly-owned subsidiary, Select Bank & Trust Company, is a state-chartered commercial bank with approximately $265.3 million in assets. The merger, which is subject to required regulatory and shareholder approvals, will expand the Bank’s North Carolina presence with six branches in Greenville (two), Elizabeth City, Washington, Gibsonville and Burlington.

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

The merger is expected to close in mid-2014.

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

Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−Integrated Framework (1992).

Based on this assessment, Management has concluded that that the Company’s internal control over financial reporting as of December 31, 2013 was effective based on those criteria.

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

Date: March 20, 2014	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: March 20, 2014	/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President, Chief Operating Officer
and Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the fourth quarter of 2013. Management has concluded that there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2013 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

Part III

Item 10 – Directors, Executive Officers AND CORPORATE GOVERNANCE

Set forth below is certain information regarding the Registrant’s current directors, including a description of his or her principal occupation and business experience.

	Position(s)	Director	Principal Occupation and
Name and Age	Held	Since(1)	Business Experience During the Past Five Years

J. Gary Ciccone (67)	Chairman of the Board	2003	Real estate developer; Owner, Nimocks, Ciccone & Townsend, Inc. (commercial real estate brokerage)

Oscar N. Harris (74)	Director	2000	Senior Partner-President, Oscar N. Harris & Assoc. P.A., (CPAs); former North Carolina State Senator; Mayor – City of Dunn

Gerald W. Hayes (70)	Director	2000	Attorney and President, Hayes, Williams, Turner & Daughtry, P.A.

William L. Hedgepeth II (52)	Director, President and CEO	2007	President and Chief Executive Officer, New Century Bancorp, Inc. and New Century Bank

D. Ralph Huff, III (64)	Director	2016	Chairman, H&H Homes; Co-Owner – Coldwell Banker, Huff & Pennink, Advantage Real Estate Company

Ronald V. Jackson (72)	Director	2002	President, Clinton Truck and Tractor Company; Former President, Southeastern Equipment Dealers Association

Tracy L. Johnson (51)	Director	2000	President, Ace Services, Inc.; Vice President, Contech, Inc., Dunn, NC

J. Larry Keen, Ed.D. (67)	Director	2012	President, Fayetteville Technical Community College; Former Vice President, North Carolina Community College System

John W. McCauley (46)	Director	2003	Chief Executive Officer, Highland Paving Co, LLC; General Manager, McCauley-McDonald Investments, Inc.

Carlie C. McLamb, Jr. (49)	Director	2010	President, Carlie C’s Operation Center, Inc., dba Carlie C’s IGA (grocery stores)

Michael S. McLamb (63)	Director	2000	Certified Public Accountant; Retired Director and Treasurer, K&M Maintenance Services, Inc.

Anthony E. Rand (74)	Director	2003	Member, State of North Carolina Post Release Supervision and Parole Commission; former Majority Leader, North Carolina State Senate; President, Rand & Gregory, P.A. (law firm)

Sharon L. Raynor (56)	Director	2005	President and Director, LIFE, Inc., Goldsboro, NC

C. L. Tart, Jr. (79)	Director	2000	President, Chief Executive Officer and Chairman, Tart & Tart, Inc. (holding company)

W. Lyndo Tippett (74)	Director	2003	Former Secretary, State of North Carolina Department of Transportation; Partner, Tippett Bryan & Merritt (CPAs)

(1) The year first elected indicates the year in which each individual was first elected a director of the Registrant or its subsidiary bank, as applicable, and does not reflect any break(s) in tenure.

Qualifications of Directors. A description of the specific experience, qualifications, attributes, or skills that led to the conclusion that each of the directors listed above should serve as a director of the Registrant is presented below.

J. Gary Ciccone. Mr. Ciccone has served as Chairman of the board of directors of the Registrant since April 2008 and was a founding director of New Century Bank South, serving as Chairman of the Board of that institution from inception until its merger with New Century Bank. Mr. Ciccone has completed the North Carolina Bank Directors’ College and Advanced Bank Directors’ College programs. As co-owner and president of Nimocks, Ciccone & Townsend in Fayetteville, he has extensive experience in real estate development and commercial real estate brokerage. In addition, he holds a Bachelor of Science in Business Administration from the University of North Carolina at Chapel Hill and a law degree from the University Of North Carolina School Of Law, Chapel Hill, NC. Mr. Ciccone has prior experience as a bank director, serving on the board of directors and as secretary of New East Bank of Fayetteville, Fayetteville, NC. Mr. Ciccone served on the North Carolina Board of Transportation from November 2009 to October 2011.

Oscar N. Harris. Mr. Harris was a founding director of New Century Bank and has served as a member of the Registrant’s board of directors since inception. He has completed the North Carolina Bank Directors’ College and the Advanced Bank Directors’ College programs. Mr. Harris is a Certified Public Accountant and is Senior Partner and President of Oscar Harris & Associates, P.A., Dunn, NC. His background provides valuable financial and accounting expertise to the Registrant’s board of directors and the Audit Committee, which Mr. Harris chairs. In addition to his accounting background, Mr. Harris is also involved in numerous real estate businesses and in state and local matters. He served as a North Carolina State Senator from 1999 to 2002 and currently serves as Mayor of the City of Dunn. He is a graduate of Edwards Military Academy, Salemburg, NC and holds a Bachelor of Science degree in Business Administration from Campbell University, Buies Creek, NC, where he currently serves on the Presidential Board of Advisors. Mr. Harris has extensive prior bank director experience, formerly serving on the board of directors of First Federal Savings Bank from 1987 to 1988 and as a director of Standard Bank & Trust from 1988 to 1996. Mr. Harris was awarded the Man of the Year in Dunn, NC in 1986 and again in 2006 and received the Boy Scouts of America Distinguished Service Award in 1997. Mr. Harris currently serves on the Board of Trustees for Campbell University. He also serves as the Chairman of Campbell University Medical School Founders Board.

Gerald W. Hayes. Mr. Hayes was a founding director of New Century Bank and has served as a member of the Registrant’s board of directors since inception. Mr. Hayes is Chairman of the Nominating Committee. He has completed North Carolina Bank Directors’ College. Mr. Hayes is a member of Hayes, Williams, Turner & Daughtry, P.A. and has practiced law in Harnett County for over 40 years, providing the board with excellent perspective on legal issues and the Harnett County market area in general. He holds a Bachelor of Arts degree from the University of North Carolina at Chapel Hill and a law degree from Wake Forest University Law School, Winston-Salem, NC.

William L. Hedgepeth II. Mr Hedgepeth is the President and Chief Executive Officer of the Registrant and of New Century Bank. He previously served as Executive Vice President and Chief Operating Officer of the Registrant and New Century Bank and as President and Chief Executive Officer of New Century Bank South. Mr. Hedgepeth has 29 years of experience in banking, previously serving as Senior Vice President and Fayetteville Area Executive for another well established North Carolina community bank. He has completed the North Carolina Bank Directors’ College and Advanced Bank Directors’ College programs. He has completed the North Carolina Bankers Association’s Advanced Management Program. He holds a Bachelor of Arts degree from the University of North Carolina at Chapel Hill. He served on the board of directors of the North Carolina Bankers Association from 2008 to 2010.

D. Ralph Huff III. Mr. Huff was a founding director of New Century Bank South and has served as a director of the Registrant since 2008. Mr. Huff, who is Chairman of H&H Homes and Co-Owner of Coldwell Banker, Huff & Pennink, Advantage Real Estate Company, Fayetteville, has extensive experience in the real estate and construction industries. He has completed North Carolina Bank Directors’ College and holds a Bachelor of Arts degree in Business Administration from the University of North Carolina at Chapel Hill.

Ronald V. Jackson. Mr. Jackson owns and operates Clinton Truck and Tractor Company, a 60-year old local firm where he began working in 1972. Mr. Jackson served on the New Century Bank board of directors in 2002, and on the Dunn and Clinton Advisory Boards. He has completed the North Carolina Bank Directors College. Prior to joining Clinton Truck and Tractor, he worked for International Harvester. A graduate of North Carolina State University in Raleigh, NC, he received his degree in agricultural engineering.

Tracy L. Johnson. Mr. Johnson was a founding director of New Century Bank. He has extensive experience in business management, serving as President of Ace Services, Inc., Dunn, NC, Vice President of Contech Services, and President of Universal Management Group. He has completed North Carolina Bank Directors’ College. Mr. Johnson holds a Bachelor of Science in Biological & Agricultural Engineering from North Carolina State University.

J. Larry Keen, Ed.D. Dr. Keen is the current President of Fayetteville Technical Community College, which is a role he has held since August of 2007. Prior to that, he served a six-year tenure with the North Carolina Community College System as Vice President for Economic and Workforce Development. Dr. Keen serves on the North Carolina Association of Community College Presidents and is a member of the Fayetteville Kiwanis Club. He also serves on the Cumberland County Partnership for Children and is a member of the Fayetteville/Cumberland County Chamber of Commerce. Previously, Dr. Keen served on the North Carolina Economic Development Association and the Airborne Scholarship Association. He is a graduate of Oklahoma State University where he earned a Doctor of Education.

John W. McCauley. Mr. McCauley was a founding member of New Century Bank South and has served as a member of the Registrant’s board of directors since 2004. Mr. McCauley is Chief Executive Officer of Highland Paving Co., LLC and General Manager of McCauley-McDonald Investments, Fayetteville, NC. He has completed North Carolina Bank Directors’ College and holds a Bachelor of Science in Economics from Davidson College, Davidson, NC and a law degree from the University of North Carolina School of Law, Chapel Hill, NC.

Carlie C. McLamb, Jr. Mr. McLamb was a founding director of Computer World Inc., and has served as a Director and former Chairman of the Board of that company. Mr. McLamb has completed the Advanced Directors College program. Mr. McLamb is President of Carlie C’s IGA, which is a retail grocery store chain with 15 stores. Mr. McLamb is also a current Director of East Coast Ethanol, LLC and a former Elder and Deacon of Beulah Baptist Church.

Michael S. McLamb. Mr. McLamb was a founding director of New Century Bank and has served as a member of the Registrant’s board of directors since 2008. Mr. McLamb has completed North Carolina Bank Directors’ College. He is also a Certified Public Accountant and is the retired Treasurer of K&M Maintenance Services, Inc., a service contracting company based in Dunn, NC. Mr. McLamb has a Bachelor’s degree in Business Administration from Campbell University, Buies Creek, NC and currently serves on the Campbell University Presidential Board of Advisors and on various steering committees at Campbell University.

Anthony E. Rand. Mr. Rand was a founding director of New Century Bank South. Mr. Rand served in the North Carolina Senate for 22 years and was the Senate Majority Leader in 1987-1988 and from 2001-2009. He currently serves as a Member of the North Carolina Post Release Supervision and Parole Commission. He has completed North Carolina Advanced Bank Directors’ College. Mr. Rand holds a Bachelor of Arts in Political Science from the University of North Carolina at Chapel Hill and a law degree from the University of North Carolina School of Law, Chapel Hill, NC. Mr. Rand is President of the law firm of Rand & Gregory, P.A., Fayetteville, NC and has served on numerous boards and commissions including the board of directors of the General Alumni Association of the University of North Carolina, an organization for which he currently serves as Treasurer. Mr. Rand has prior experience as a bank director, formerly serving on the board of State Bank, Fayetteville, NC and on the local advisory board for First Citizens Bank.

Sharon L. Raynor. Ms. Raynor has served as a director of New Century Bank since 2005 and as a member of the Registrant’s board of directors since 2009. She has completed the North Carolina Bank Directors’ College. She is President and a member of the board of directors of LIFE, Inc., a provider of intermediate care facilities for the mentally handicapped and contract services to area mental health agencies throughout eastern North Carolina. Ms. Raynor is very involved in New Century Bank’s local community, serving as a member of the Betsy Johnson Foundation & Friends of the Foundation Fighting Cancer Fundraising committee, the Lucknow Garden Club, the Dunn schools advisory board and the advisory board for Harnett County schools. She worked in the public schools for seven years as a special education teacher. She is a member of the American Association on Intellectual and Developmental Disabilities, having been appointed by former Governor James B. Hunt. Ms. Raynor holds a Bachelor of Science in Special Education from East Carolina University, Greenville, NC. She has completed the North Carolina Bank Directors College.

C.L. (Bozie) Tart. Mr. Tart was a founding director of New Century Bank and served as Chairman of New Century Bank and the Registrant’s board of directors from 2000 to 2007. Mr. Tart has completed North Carolina Bank Directors’ College. As President and Chief Executive Officer of Tart & Tart, Inc., Dunn, NC, Mr. Tart has deep experience in various local real estate and business matters. In addition, he holds a Bachelor of Arts degree in Industrial Relations with a Minor in Business from the University of North Carolina at Chapel Hill. Mr. Tart has extensive prior experience as a financial institution director, previously serving as a director of United Carolina Bank, Whiteville, NC and as a member of the United Carolina Bank/BB&T local advisory board.

W. Lyndo Tippett. Mr. Tippett was a founding director of New Century Bank South and has served as a member of the Registrant’s board of directors since 2008. He has been a partner in the accounting firm of Tippett Bryan & Merritt, CPAs, Fayetteville, NC since 1976 and is a member of the AICPA and the NCACPA. He served as Secretary of Transportation for the State of North Carolina from 2001 through 2009 and served as a member of the North Carolina Board of Transportation for eight years prior to becoming Secretary. He served as a Director of the North Carolina State Health Plan of Teachers and State Employees from 2009 through 2011. He was Chief Executive Officer of Bybon, Inc., a manufacturing, retail and real estate concern, from 1970 through 1976. He previously served as a staff accountant with Ernst & Young. Mr. Tippett holds a Bachelor of Science in Accounting from Barton College. He also has prior experience as a bank director, serving on the board of State Bank, Fayetteville, NC and on the local advisory board for First Citizens Bank.

Meetings and Committees of THE REGISTRANT’S BOARD OF DIRECTORS

The Registrant’s Board held thirteen meetings during 2013. None of the Registrant’s incumbent directors attended fewer than 75% of all board meetings and the meetings of any committee(s) of which he or she was a member. It is the policy of the Registrant that directors attend each annual meeting of shareholders. Fourteen of the sixteen members of the Registrant’s board of directors attended the 2013 Annual Meeting of Shareholders. The Registrant’s Board has several standing committees including an Audit/Risk Committee, a Nominating Committee and a Compensation Committee.

Audit/Risk Committee. The members of the Audit/Risk Committee during 2013 were J. Gary Ciccone, Oscar N. Harris, John W. McCauley, Sharon L. Raynor, C.L. Tart, Jr., and W. Lyndo Tippett. The members of the committee are “independent” as defined by NASDAQ listing standards and the regulations promulgated under the Securities Exchange Act of 1934. The Audit/Risk Committee met five times during 2013. The Registrant’s Board has adopted a written Audit Committee Charter, which is available under the Corporate Governance link in the Investor Relations section of our website, www.newcenturybanknc.com. The report of the Audit/Risk Committee is included below.

The Registrant’s board of directors has determined that Oscar N. Harris, a member of the Audit/Risk Committee, meets the requirements adopted by the SEC for qualification as an “audit committee financial expert.” An audit committee financial expert is defined as a person who has the following attributes: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of Generally Accepted Accounting Principles (U.S.) in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that are of the same level of complexity that can be expected in the registrant’s financial statements, or experience supervising people engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions.

Nominating Committee. The duties of the Nominating Committee are: (i) to assist the board of directors, on an annual basis, by identifying individuals qualified to become board members, and to recommend to the Board the director nominees for the next meeting of shareholders at which directors are to be elected; and (ii) to assist the board of directors by identifying individuals qualified to become board members, in the event that a vacancy on the Board exists and that such vacancy should be filled.

The members of the Nominating Committee during 2013 were J. Gary Ciccone, Gerald W. Hayes, Ronald V. Jackson, and Carlie C. McLamb, Jr., and Anthony E. Rand, each of whom is “independent” as defined by NASDAQ listing standards and applicable SEC rules and regulations. The nominating committee met twice in 2013. The Bylaws of the Registrant state that candidates may be nominated for election to the board of directors by the Nominating Committee or by any shareholder of the Registrant’s common stock. It is the policy of the Nominating Committee to consider all shareholder nominations. Shareholder nominations must be submitted to the Nominating Committee in writing on or before September 30th of the year preceding the annual meeting at which the nominee would stand for election to the board of directors and must be accompanied by each nominee’s written consent to serve as a director of the Registrant if elected. The Bylaws of the Registrant require that all nominees for director, including shareholder nominees, have business, economic or residential ties to the Registrant’s market area. In evaluating nominees for director, the Nominating Committee values community involvement and experience in finance or banking including prior service as an officer or director of an entity engaged in the financial services business, although such experience is not a prerequisite for nomination. Although there is not currently a formal policy requiring that the Nominating Committee consider diversity in its identification of nominees to the board of directors, the committee values diversity, including diversity of background, experience and expertise. The Nominating Committee has adopted a formal written charter which is reviewed annually for adequacy and which is available under the Corporate Governance link in the Investor Relations section of our website, www.newcenturybanknc.com. Each of the nominees for election to the board of directors of the Registrant included in this joint proxy statement/statement prospectus was nominated by the Nominating Committee.

Compensation Committee. The members of the Compensation Committee are J. Gary Ciccone, Gerald W. Hayes, Tracy L. Johnson, John W. McCauley, Anthony E. Rand, and W. Lyndo Tippett. The Compensation Committee meets on an as needed basis to review the salaries and compensation programs required to attract and retain the Registrant’s executive officers. The Compensation Committee met three times in 2013. The Committee approves the compensation of the President and Chief Executive Officer of the Registrant. The compensation of “reporting officers” to the President including the Chief Financial Officer and Chief Credit Officer is recommended by the President and Chief Executive Officer based on such officer’s experience, managerial effectiveness, contribution to the Registrant’s overall profitability, maintenance of regulatory compliance standards and professional leadership. The Committee compares the compensation of the Registrant’s executive officers with compensation paid to executives of similarly situated bank holding companies, other businesses in the Registrant’s market area and appropriate state and national salary data. The Committee is not bound by recommendations made by the President and Chief Executive Officer. Furthermore, the President and Chief Executive Officer does not have any input into his own compensation. The Compensation Committee also engages third-party compensation consultants on occasion to assist in determining executive pay or additional benefits, but does not delegate its duties. The board of directors has adopted a written Compensation Committee Charter, which is available under the Corporate Governance link in the Investor Relations section of the Registrant’s website, www.newcenturybanknc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and executive officers of the Registrant are required by federal law to file reports with the SEC regarding the amount of, and changes in, their beneficial ownership of the Registrant’s common stock. Based upon a review of copies of reports received by the Registrant, all required reports of directors and executive officers of the Registrant during 2013 were filed on a timely basis.

Code of Ethics

The Registrant has adopted a code of ethics that applies, among others to its principal executive officer and principal financial officer. The Registrant’s code of ethics will be provided to any person upon written request made to Ms. Brenda Bonner, New Century Bancorp, Inc., 700 W. Cumberland Street, Dunn, NC 28334.

Item 11 - Executive Compensation

Director Compensation

Board Fees. Each director of the Registrant receives a fee of $500 for each meeting of the Registrant’s board of directors attended, with the exception of the chairman, who receives $700 for each board meeting attended. Members of all other committees of the board of directors receive $300 for each committee meeting attended, with the exception of committee chairs, who receive $400 per committee meeting attended. In addition, all members of the board of directors receive a monthly retainer of $333, with the exception of Mr. Hedgepeth.

The Registrant has instituted a Directors’ Deferral Plan whereby individual directors may elect annually to defer receipt of all or a designated portion of their fees for the coming year. Directors’ fees deferred under the plan are used to purchase shares of the Registrant’s common stock by the administrator of the Deferral Plan, with such deferred compensation disbursed in the future as specified by the director at the time of his or her deferral election.

2000 Nonstatutory Stock Option Plan. The shareholders of New Century Bank ratified the 2000 Nonstatutory Stock Option Plan at the 2000 Annual Meeting. In connection with the reorganization of New Century Bank into the holding company form of organization, which resulted in the creation of the Registrant in 2003, the 2000 Nonstatutory Option Plan was adopted by the Registrant and options under that plan were converted into options to purchase shares of the Registrant’s common stock. At the 2004 Annual Meeting, the shareholders of the Registrant approved an amendment to the 2000 Nonstatutory Stock Option Plan that increased the number of shares of the Registrant’s common stock available for issuance under the Plan. Under the terms of the Plan, options on a total of 478,668 shares (as adjusted for stock dividends) of the Registrant’s common stock were available for issuance to members of the board of directors and the board of any subsidiary of the Registrant.

The Registrant’s 2000 Nonstatutory Stock Option Plan expired in June 2010. While no further stock options may be granted under the 2000 Nonstatutory Stock Option Plan, option recipients may still exercise outstanding stock options for the balance of the exercise period (usually ten years) specified in the option recipient’s grant agreement.

The following table presents a summary of all compensation paid by the Registrant to its directors for their service as such during the year ended December 31, 2013.

DIRECTOR COMPENSATION TABLE

	Fees Earned
	or	Stock	Option	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Total

J. Gary Ciccone	23,300	—	—	—	23,300
Oscar N. Harris	13,800	—	—	—	13,800
Gerald W. Hayes	12,800	—	—	—	12,800
William L. Hedgepeth II	6,500	—	—	—	6,500
D. Ralph Huff III	9,500	—	—	—	9,500
Ronald V. Jackson	12,300	—	—	—	12,300
Tracy L. Johnson	16,800	—	—	—	16,800
J. Larry Keen(2)	10,500	—	—	—	10,500
John W. McCauley	16,800	—	—	—	16,800
Carlie C. McLamb, Jr.	15,400	—	—	—	15,400
Michael S. McLamb	17,000	—	—	—	17,000
Dan K. McNeill(1)	10,500	—	—	—	10,500
Anthony E. Rand	11,500	—	—	—	11,500
Sharon L. Raynor	12,500	—	—	—	12,500
C. L. Tart, Jr.	16,900	—	—	—	16,900
W. Lyndo Tippett	17,400	—	—	—	17,400

(1) Gen. McNeil retired from the board of directors effective February 1, 2014.

The following Summary Compensation Table shows all cash and non-cash compensation paid to or received or deferred by named executive officers of the Registrant for services rendered in all capacities during the fiscal years ended December 31, 2013 and 2012.

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

SUMMARY COMPENSATION TABLE

					Non-Equity
Name and				Option	Incentive Plan	All Other
Principal Position	Year	Salary	Bonus	Awards(1)	Compensation	Compensation(2)		Total

William L. Hedgepeth II	2013	$300,286	$10,000	$—	—	$58,827		$369,113
President and Chief Executive Officer	2012	285,987	7,500	—	—	52,637	(3)	346,124

Lisa F. Campbell	2013	$221,448	$7,500	$—	—	$32,421		$261,369
Executive Vice President, Chief Financial Officer,	2012	210,903	6,000	—	—	32,039		248,942
and Chief Operating Officer

D. Richard Tobin, Jr.	2013	$173,250	$7,500	$17,010	—	$25,071		$221,831
Executive Vice President and Chief Credit Officer	2012	165,000	5,000	—	—	24,078		194,078

(1)	Calculated in accordance with FASB ASC Topic 718 and represents the fair value of stock options awarded based on the market price of the Registrant’s common stock on the date of grant of such award; the values do not represent actual cash compensation earned. The assumptions used in estimating the fair value of stock options are set forth in Note M to the Registrant’s audited consolidated financial statements for the year ended December 31, 2013.

(2)	Includes accrued but unused vacation time, 401(k) matching contributions and the dollar value of insurance premiums paid on behalf of the named officers for group term life, health, dental and disability insurance. Also includes an automobile allowance, business travel allowance and country club dues paid to, or on behalf of, the named executives.

(3)	Includes fees earned in connection with Mr. Hedgepeth’s service as a member of the Registrant’s board of directors.

2000 Incentive Stock Option Plan. At the 2000 Annual Meeting, the shareholders approved the adoption of the New Century Bank 2000 Incentive Stock Option Plan.

The 2000 Incentive Stock Option Plan was adopted by the board of directors of the Registrant in connection with the reorganization of New Century Bank into the holding company form of organization. Upon adoption of the 2000 Incentive Stock Option Plan by the Registrant, all outstanding options to purchase shares of New Century Bank were converted into options to purchase shares of the Registrant’s common stock. At the 2004 Annual Meeting, the shareholders approved an amendment to the 2000 Incentive Stock Option Plan that increased the number of shares of the Registrant’s common stock available for issuance under the Plan. The 2000 Incentive Stock Option Plan expired in June 2010. No further stock options may be granted under the 2000 Incentive Stock Option Plan.

2004 Incentive Stock Option Plan. At the 2004 Annual Meeting, the shareholders approved the adoption of the New Century Bancorp, Inc. 2004 Incentive Stock Option Plan. The 2004 Incentive Stock Option Plan currently provides for the issuance of up to 357,000 shares of the Registrant’s common stock to officers and employees of the Registrant and its subsidiaries upon the exercise of stock options. A tpta; pf 6,500 options were granted under this plan during 2013.

2010 Omnibus Stock Ownership and Long Term Incentive Plan. The 2010 Omnibus Stock Ownership and Long-Term Incentive Plan was approved by the shareholders of the Registrant at the 2010 Annual Meeting. The 2010 Omnibus Plan provides for issuance of up to 250,000 shares of the Registrant’s common stock. The awards may be issued in the form of incentive stock option grants, non-qualified stock option grants, restricted stock grants, long-term incentive compensation units, or stock appreciation rights. There were no awards granted under this plan in 2013.

The following table sets forth certain information regarding vested and unvested incentive stock options to purchase the Registrant’s common stock outstanding as of December 31, 2013. All of the Registrant’s outstanding stock options have been granted at 100% of fair market value on the date of grant. The number of shares underlying these stock options, and the exercise prices associated with each option grant, have been adjusted for a 20% stock dividend in December 2006, a 50% stock dividend in July 2005 and three separate 10% stock dividends in June 2004, September 2003 and May 2002, respectively.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2013

			Equity
			Incentive
			Plan
	No. of		Awards; No.
	Securities	No. of Securities	of Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options	Options	Unearned	Exercise	Expiration
Name	Exercisable(1)	Unexerciseable	Options	Price	Date

William L. Hedgepeth II	2,000	3,000	—	$5.03	Feb. 22, 2021
	1,500	1,000	—	5.19	Jan. 4, 2020
	150	-0-	—	5.75	Oct. 22, 2018
	10,000	-0-	—	7.73	May 22, 2018
	10,000	-0-	—	14.15	June 7, 2017
	13,200	-0-	—	16.22	Aug. 3, 2016
	5,400	-0-	—	10.69	Jan. 19, 2015
	29,520	-0-	—	7.07	June 9, 2014

Lisa F. Campbell	1,600	2,400	—	5.25	Jan. 18, 2021
	900	600	—	5.19	Jan. 4, 2020
	150	-0-	—	5.75	Oct. 22, 2018
	3,000	-0-	—	7.94	June 18, 2018
	5,000	-0-	—	15.81	Feb. 6, 2017
	6,000	-0-	—	16.22	Aug. 3, 2016

D. Richard Tobin, Jr.	—	5,000	—	6.30	Feb. 19, 2023
	600	900	—	5.75	Jan. 18, 2021
	150	-0-	—	5.25	Oct. 22, 2018

(1)	Options subject to a five-year vesting schedule whereby 20% of the shares subject to the option grant become exercisable on each anniversary of the date of grant or a three-year vesting schedule whereby 33.3% of the shares subject to the option grant become exercisable on each anniversary of the date of grant.

As of December 31, 2013, the Registrant and New Century Bank were party to employment agreements with each of William L. Hedgepeth II, Lisa F. Campbell, and D. Richard Tobin, Jr. The agreements establish the scope, terms, and conditions of each employee’s employment by the Registrant and New Century Bank. The following discussion summarizes the employment agreements as in effect at December 31, 2013, and is qualified in its entirety by reference to the employment agreements as filed with the SEC.

Employment Agreement with William L. Hedgepeth II

The Registrant has entered into an employment agreement with William L. Hedgepeth II as its President and Chief Executive Officer. The employment agreement establishes Mr. Hedgepeth’s duties and compensation and provides for his continued employment with the Registrant.

Base Salary. The agreement currently provides Mr. Hedgepeth with an annual salary of $300,286. Mr. Hedgepeth is also entitled to receive cash bonuses on an annual basis as determined by the board of directors or the Compensation Committee.

Benefits. Mr. Hedgepeth is entitled to participate in any and all retirement and employee benefit plans maintained by the Registrant on behalf of its employees, as well as fringe benefits normally associated with Mr. Hedgepeth’s position with the Registrant or made available to all other employees. In addition, the Registrant has agreed to provide Mr. Hedgepeth with the following benefits:

•	Five weeks of paid vacation leave per year
•	Reimbursement for reasonable expenses incurred in the performance of his duties under the employment agreement
•	Payment of monthly dues associated with membership in a country club
•	Major medical insurance, dental insurance and eyecare insurance coverage for Mr. Hedgepeth and his immediate family
•	Short- and long-term disability insurance coverage in an amount equal to at least current base salary
•	Participation in incentive and bonus compensation plans
•	Participation in all savings, pension and retirement plans (including New Century Bank’s 401(k) savings plan)
•	A car allowance of $1,000 per month

Term. Mr. Hedgepeth’s employment agreement provides for an initial term of three (3) years with renewal on each anniversary thereafter for an additional one-year term unless there is an affirmative decision not to renew the contract by the board of directors or by Mr. Hedgepeth.

Change in Control Benefits. Mr. Hedgepeth is also entitled to certain benefits in the event of a change in control of the Registrant. A change in control means any of the following events:

•	The acquisition by any “person” (as such term is defined in section 7(j)(8)(A) of the Change in Bank Control Act of 1978), directly or indirectly, of beneficial ownership of voting stock representing 25% or more of any class of voting securities of the Registrant, or the acquisition of control of the election of a majority of the directors of the Registrant
•	The consolidation or merger of the Registrant with or into another entity where the Registrant is not the surviving corporation
•	The sale or transfer of all or substantially all of the assets of the Registrant to another entity

If the Registrant terminates Mr. Hedgepeth’s employment other than for cause or disability or Mr. Hedgepeth terminates his employment following a “termination event,” in either case within one year after a change in control, then Mr. Hedgepeth will be entitled to receive a lump sum cash payment equal to 299% of his “base amount,” as that term is defined in 280G of the Code.

A “termination event” includes any of the following events:

•	If Mr. Hedgepeth is assigned duties and/or responsibilities that are inconsistent with his position, duties, responsibilities, or status at the time of the change in control
•	If Mr. Hedgepeth’s annual base salary is reduced below the amount in effect as of the effective date of the change in control
•	If Mr. Hedgepeth’s life insurance, major medical insurance, disability insurance, dental insurance, stock option plans, stock purchase plans, deferred compensation plans, management retention plans, retirement plans, or similar plans or benefits being provided by the Registrant to the executive as of the effective date of the change in control are reduced in their level, scope, or coverage, or any such insurance, plans, or benefits are eliminated, unless such reduction or elimination applies proportionately to all salaried employees of the Registrant who participated in such benefits prior to such change in control
•	If Mr. Hedgepeth is transferred or required to report on a daily basis to a location more than 20 miles from Dunn, North Carolina or Fayetteville, North Carolina, without his express written consent.

Employment Agreement with Lisa F. Campbell

New Century Bank has entered into an employment agreement with Lisa F. Campbell.

Base Salary. The agreement currently provides Ms. Campbell with an annual salary of $221,448. Ms. Campbell is also entitled to receive cash bonuses on an annual basis as determined by the board of directors or the Compensation Committee.

Benefits. Ms. Campbell is entitled to participate in any and all retirement and employee benefit plans maintained by New Century Bank on behalf of its employees, as well as fringe benefits normally associated with her position with New Century Bank or made available to all other employees. In addition, New Century Bank has agreed to provide Ms. Campbell with the following benefits:

•	Four weeks of paid vacation leave per year
•	Reimbursement for reasonable expenses incurred in the performance of her duties under the employment agreement
•	Major medical insurance
•	Short- and long-term disability insurance coverage in an amount equal to at least current base salary
•	Participation in incentive and bonus compensation plans
•	Participation in all savings, pension and retirement plans (including New Century Bank’s 401(k) savings plan)

Term. The initial term of Ms. Campbell’s employment agreement is three years. The term of Ms. Campbell’s employment agreement automatically extends for an additional year on each anniversary of the effective date, unless written notice of termination is received prior to renewal.

Change in Control Benefits. Ms. Campbell is also entitled to certain benefits in the event of a “change in control,” as such term is described above. If New Century Bank terminates Ms. Campbell’s employment other than for cause or disability or Ms. Campbell terminates her employment following a “termination event,” in either case within one year after a change in control, then Ms. Campbell will be entitled to receive a lump sum cash payment equal to 150% of her “base amount,” as that term is defined in 280G of the Code.

For purposes of Ms. Campbell’s employment agreement, a “termination event” includes any of the following events:

•	If Ms. Campbell is assigned duties and/or responsibilities that are inconsistent with her position, duties, responsibilities, or status at the time of the change in control
•	If Ms. Campbell’s annual base salary is reduced below the amount in effect as of the effective date of the change in control
•	If Ms. Campbell’s life insurance, major medical insurance, disability insurance, dental insurance, stock option plans, stock purchase plans, deferred compensation plans, management retention plans, retirement plans, or similar plans or benefits being provided by the Registrant to the executive as of the effective date of the change in control are reduced in their level, scope, or coverage, or any such insurance, plans, or benefits are eliminated, unless such reduction or elimination applies proportionately to all salaried employees of the Registrant who participated in such benefits prior to such change in control
•	If Ms. Campbell is transferred to a location outside of Dunn, North Carolina, without her express written consent.

Employment Agreement with D. Richard Tobin, Jr.

As of April 3, 2012, the Registrant and New Century Bank entered into an employment agreement with D. Richard Tobin, Jr., Executive Vice President and Chief Credit Officer of the Registrant and New Century Bank.

Base Salary. The agreement provides for a base salary of $173,250 per year, to be reviewed at least annually by the board of directors of New Century Bank. Mr. Tobin’s base salary may only be decreased if he is demoted for “cause” or if he voluntarily accepts a position with New Century Bank that involves a material reduction in his duties or responsibilities.

Benefits. Mr. Tobin is entitled to participate in any and all employee benefit programs and compensation plans that are available to all employees of New Century Bank. In addition, New Century Bank has agreed to provide Mr. Tobin with the following benefits:

•	Five weeks of paid vacation leave per year and ten days of paid sick leave per year (in addition to federal banking holidays, which are paid holidays)
•	Reimbursement for reasonable expenses incurred in the performance of his duties under the employment agreement
•	Major medical insurance
•	Life insurance coverage in an amount equal to at least twice Mr. Tobin’s annual base salary
•	Stock options
•	Participation in incentive and bonus compensation plans
•	Participation in all savings, pension and retirement plans (including New Century Bank’s 401(k) savings plan)
•	A car allowance of $750 per month

Term. The initial term of Mr. Tobin’s employment agreement is two years. The term is automatically extended for an additional year on each anniversary of the execution of the agreement unless written notice is received by Mr. Tobin or New Century Bank 90 days prior to the anniversary of the execution of the Agreement.

Change in Control Benefits. Mr. Tobin is also entitled to certain benefits in the event of a change in control of New Century Bank. A change in control means any of the following events:

•	The acquisition by any “person” (as such term is defined in section 7(j)(8)(A) of the Change in Bank Control Act of 1978), directly or indirectly, of beneficial ownership of voting stock representing 25% or more of any class of voting securities of New Century Bank, or the acquisition of control of the election of a majority of the directors of New Century Bank
•	The consolidation or merger of New Century Bank with or into another entity where New Century Bank is not the surviving corporation
•	The sale or transfer of all or substantially all of the assets of New Century Bank to another entity

If New Century Bank terminates Mr. Tobin’s employment other than for cause or disability or Mr. Tobin terminates his employment following a “termination event,” in either case within one year after a change in control, then Mr. Tobin will be entitled to receive a lump sum cash payment equal to 299% of Mr. Tobin’s “base amount,” as that term is defined in 280G of the Code.

A “termination event” includes any of the following events:

•	If Mr. Tobin is assigned duties and/or responsibilities that are inconsistent with his position, duties, responsibilities, or status at the time of the change in control
•	If Mr. Tobin’s annual base salary is reduced below the amount in effect as of the effective date of the change in control
•	If Mr. Tobin’s insurance or other plans and benefits are reduced or eliminated (unless such reduction or elimination applies proportionately to all salaried employees)
•	If Mr. Tobin is transferred to a location outside of Cumberland County, North Carolina and Harnett County, North Carolina without his express written consent.

Item 12 - Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

As of December 31, 2013, no shareholder known to management beneficially owned more than 5% of the Registrant’s common stock, except as disclosed in the following table.

	AMOUNT AND
	NATURE OF
NAME AND ADDRESS OF	BENEFICIAL	PERCENT
BENEFICIAL OWNER	OWNERSHIP	OF CLASS
Oscar N. Harris(1) Dunn, NC	370,499	5.35

(1)	Includes 2,395 shares owned by Mr. Harris’ spouse.

As of December 31, 2013, the beneficial ownership of the Registrant’s common stock, by directors and named executive officers individually, and by directors and named executive officers as a group, was as follows:

	AMOUNT AND
	NATURE OF
NAME AND ADDRESS OF	BENEFICIAL	PERCENT
BENEFICIAL OWNER	OWNERSHIP (1)(2)	OF CLASS (3)

Lisa F. Campbell(4)	23,566	0.34
Lillington, NC

J. Gary Ciccone(5)	142,672	2.06
Fayetteville, NC

Oscar N. Harris(6)	370,499	5.35
Dunn, NC

	AMOUNT AND
	NATURE OF
NAME AND ADDRESS OF	BENEFICIAL	PERCENT
BENEFICIAL OWNER	OWNERSHIP (1)(2)	OF CLASS (3)

Gerald W. Hayes	128,906	1.86
Dunn, NC

William L. Hedgepeth II	108,522	1.55
Fayetteville, NC

D. Ralph Huff III(7)	71,291	1.03
Fayetteville, NC

Ronald V. Jackson	41,379	0.60
Clinton, NC

Tracy L. Johnson(8)	86,072	1.24
Benson, NC

J. Larry Keen	396	0.01
Fayetteville, NC

John W. McCauley	59,042	0.85
Fayetteville, NC

Carlie C. McLamb, Jr.(9)	78,832	1.14
Dunn, NC

Michael S. McLamb(10)	51,881	0.75
Dunn, NC

Anthony E. Rand(11)	89,453	1.29
Fayetteville, NC

Sharon L. Raynor(12)	268,370	3.88
Dunn, NC

C. L. Tart, Jr.(13)	159,478	2.30
Dunn, NC

W. Lyndo Tippett	46,060	0.66
Fayetteville, NC

D. Richard Tobin, Jr.	2,700	0.04
Smithfield, NC

All Directors and Executive Officers	1,729,119	24.44
as a group (17 persons)

(1)	Except as otherwise noted, to the best knowledge of the Registrant’s management, the above individuals and group exercise sole voting and investment power with respect to all shares shown as beneficially owned other than the following shares as to which such powers are shared: Mr. Harris –89,299 shares; Mr. Hedgepeth – 930 shares; Mr. Jackson – 31,204 shares; Dr. Keen – 396 shares; Ms. Raynor – 72,958; Mr. Tart – 18,783 shares; and Mr. Tippett – 18,185 shares.

(2)	Included in the beneficial ownership tabulations are the following exercisable options to purchase shares of common stock of the Registrant: Ms. Campbell – 17,750 shares; Mr. Ciccone – 14,485 shares; Mr. Hedgepeth – 73,270 shares; Mr. Huff – 12,482 shares; Mr. Jackson – 4,653 shares; Mr. Johnson – 4,653 shares; Mr. McCauley – 2,839 shares; Mr. Rand – 13,992 shares; Mr. Tart – 1,153 shares; Mr. Tippett – 6,116 shares; and Mr. Tobin – 2,050 shares and for all directors and executive officers as a group – 153,443 shares.

(3)	The calculation of the percentage of class beneficially owned by each individual and the group is based on the sum of (i) a total of 6,921,352 shares of common stock outstanding as of December 31, 2013, and (ii) options to purchase shares of common stock which are exercisable within 60 days of December 31, 2013.

(4)	Includes 325 shares held in the IRA of Ms. Campbell’s spouse.

(5)	Includes 720 shares owned by Mr. Ciccone’s spouse and 4,301 shares held in the IRA of Mr. Ciccone’s spouse.

(6)	Includes 2,395 shares owned by Mr. Harris’ spouse.

(7)	Includes 14,700 shares owned by Mr. Huff’s business and 8,500 shares owned by Mr. Huff’s spouse.

(8)	Includes 1,194 shares held by Mr. Johnson as custodian for minor children.

(9)	Includes 28,539 shares owned by Mr. C. McLamb’s spouse.

(10)	Includes 3,159 shares owned by Mr. M. McLamb’s spouse.

(11)	Includes 600 shares owned by Mr. Rand’s spouse and 9,298 shares held in the IRA of Mr. Rand’s spouse.

(12)	Includes 180,062 shares owned by Ms. Raynor’s husband and 2,395 shares held as custodian for minor children.

(13)	Includes 85,971 shares owned by Mr. Tart’s business, 6,426 shares owned by Mr. Tart’s spouse, and 3,315 shares held in the IRA of Mr. Tart’s spouse.

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

Item 13 - Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

None of the current directors of the Registrant is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940. With the exception of Messrs. Rand and Tippett, each of whom previously served as a director of Law Enforcement Associates Corporation, Raleigh, North Carolina, no director or nominee of the Registrant has been a director during past five years of any other company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940. There are no family relationships among current directors or executive officers of the Registrant.

Indebtedness of and Transactions with Management

The Registrant’s bank subsidiary, New Century Bank, has had, and expects to have in the future, banking and other transactions in the ordinary course of business with certain of its current directors, nominees for director, executive officers and associates. All such transactions are made on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing for comparable transactions with unaffiliated persons, and will not involve more than the normal risk of collection or present other unfavorable features.

Loans made by New Century Bank to directors and executive officers are subject to the requirements of Regulation O of the Federal Reserve. Regulation O requires, among other things, prior approval of the board of directors with any ‘‘interested director’’ not participating, dollar limitations on amounts of certain loans and prohibits any favorable treatment being extended to any director or executive officer in any of the bank’s lending matters.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The board of directors of the Registrant has appointed the firm of Dixon Hughes Goodman LLP, Certified Public Accountants, as the Registrant’s independent registered public accounting firm for 2014.

The Registrant has paid Dixon Hughes Goodman LLP fees in connection with its assistance in the Registrant’s annual audit and review of the Registrant’s financial statements. The following table sets forth Dixon Hughes Goodman LLP fees in various categories during 2013 and 2012.

AUDIT FEES

Category	2013	2012

Audit Fees(1)	$111,947	$129,387
Audit-Related Fees(2)	33,121	9,882
Tax Fees(3)	19,558	12,029
All Other Fees	-0-	-0-
Total Fees Paid	$164,626	$151,298

(1)	Includes fees paid or expected to be paid for audits of annual consolidated financial statements, reviews of consolidated financial statements included in quarterly reports on Form 10-Q, report production assistance relating to said financial statements and related documents.
(2)	Includes fees paid for accounting consultations.
(3)	Includes fees paid for services relating to tax planning, preparation and compliance.

All services rendered by Dixon Hughes Goodman LLP during 2013 were subject to pre-approval by the Audit/Risk Committee. The Audit/Risk Committee has considered whether Dixon Hughes Goodman LLP’s provision of other non-audit services to the Registrant is compatible with maintaining independence of Dixon Hughes Goodman LLP. The Audit/Risk Committee has determined that it is compatible with maintaining the independence of Dixon Hughes Goodman LLP.

Report of the Audit/Risk Committee

The Registrant’s Audit/Risk Committee is responsible for receiving and reviewing the annual audit report of the Registrant’s independent auditors and reports of examinations by bank regulatory agencies, and helps formulate, implement, and review the Registrant’s internal audit program. The Audit/Risk Committee assesses the performance and independence of the Registrant’s independent auditors and recommends their appointment and retention. The Audit/Risk Committee has in place pre-approval policies and procedures that require an evaluation of any conflicts of interest that may impair the independence of the independent auditors and pre-approval of an engagement letter that outlines all services to be rendered by the independent auditors.

During the course of its examination of the Registrant’s audit process in 2013, the Audit/Risk Committee reviewed and discussed the audited financial statements with management. The Audit/Risk Committee also discussed with the independent auditors, Dixon Hughes Goodman LLP, all matters that are required to be discussed in accordance with standards adopted by the Public Company Accounting Oversight Board, or PCAOB. Furthermore, the Audit/Risk Committee received from Dixon Hughes Goodman LLP disclosures regarding their independence in accordance with applicable standards of the PCAOB, and have discussed with Dixon Hughes Goodman LLP their independence.

Based on the review and discussions above, the Audit/Risk Committee (i) recommended to the Registrant’s Board that the audited financial statements be included in the Registrant’s annual report on Form 10-K for the year ended December 31, 2013 for filing with the SEC and (ii) recommended that shareholders ratify the appointment of Dixon Hughes Goodman LLP as independent auditors for 2014.

This report is submitted by the Audit/Risk Committee:

J. Gary Ciccone

Oscar N. Harris

John W. McCauley

Sharon L. Raynor

C.L. Tart, Jr.

W. Lyndo Tippett

PART IV

Item 15 – Exhibits and FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial statements required to be filed by Item 8 of this Form:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) for the years ended
December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

Exhibits

2(i)	Agreement and Plan of Merger and Reorganization dated September 30, 2013, by and between New Century Bancorp, Inc., New Century Bank, Select Bancorp, Inc. and Select
Bank & Trust Company(7)

3(i)	Articles of Incorporation of Registrant(1)

3(ii)	Articles of Amendment of Registrant(8)

3(iii)	Bylaws of Registrant(1)

4	Form of Stock Certificate(1)

10(i)	2000 Incentive Stock Option Plan, a compensatory plan(2)

10(ii)	2000 Nonstatutory Stock Option Plan, a compensatory plan(2)

10(iii)	Employment Agreement of William L. Hedgepeth II, a management contract(3)

10(iv)	Employment Agreement of Lisa F. Campbell, a management contract(1)

10(v)	2004 Incentive Stock Option Plan, a compensatory plan(2)

10(vi)	Directors’ Deferral Plan, as amended and restated(4)

10(vii)	2010 Omnibus Stock Ownership and Long Term Incentive Plan(5)

10(viii)	Employment Agreement of D. Richard Tobin, Jr., a management contract(9)

Subsidiaries (Filed herewith)

23	Consent of Dixon Hughes Goodman LLP (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

101	The following financial information formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

1.	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

2.	Incorporated by reference from Registrant's Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.

3.	Incorporated by reference from Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008.

4.	Incorporated by reference from Registrant’s Current Report on 8-K, filed with the Securities and Exchange Commission on November 22, 2011.

5.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2010.

6.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2011.

7.	Incorporated by reference from the Registrant’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on January 15, 2014.

8.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 26, 2011.

9.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY BANCORP, INC.
Registrant

	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth, II
Date: March 20, 2014		President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William L. Hedgepeth, II	March 20, 2014
William L. Hedgepeth, II, President,
Chief Executive Officer and Director

/s/ Lisa F. Campbell	March 20, 2014
Lisa F. Campbell, Executive Vice President,
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ J. Gary Ciccone	March 20, 2014
J. Gary Ciccone, Director

March 20, 2014
John W. McCauley, Director

/s/ Oscar N. Harris	March 20, 2014
Oscar N. Harris, Director

/s/ Clarence L. Tart, Jr.	March 20, 2014
Clarence L. Tart, Jr., Director

March 20, 2014
Gerald W. Hayes, Jr., Director

March 20, 2014
D. Ralph Huff III, Director

/s/ Ronald V. Jackson	March 20, 2014
Ronald V. Jackson, Director

March 20, 2014
Tracy L. Johnson, Director

March 20, 2014
J. Larry Keen, Ed. D., Director

/s/ Carlie C. McLamb Jr.	March 20, 2014
Carlie C. McLamb Jr., Director

/s/ Michael S. McLamb	March 20, 2014
Michael S. McLamb, Director

/s/ Anthony Rand	March 20, 2014
Anthony Rand, Director

/s/ Sharon L. Raynor	March 20, 2014
Sharon L. Raynor, Director

/s/ W. Lyndo Tippett	March 20, 2014
W. Lyndo Tippett, Director

EXHIBIT INDEX

Exhibit Number	Exhibit

2(i)	Agreement and Plan of Merger and Reorganization dated September 30, 2013, by and between New Century Bancorp, Inc., New Century Bank, Select Bancorp, Inc. and Select Bank & Trust Company	*

3(i)	Articles of Incorporation	*

3(ii)	Articles of Amendment	*

3(iii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	2000 Incentive Stock Option Plan	*

10(ii)	2000 Nonstatutory Stock Option Plan	*

10(iii)	Employment Agreement with William L. Hedgepeth II	*
10(iv)	Employment Agreement of Lisa F. Campbell	*

10(v)	2004 Incentive Stock Option Plan	*

10(vi)	Directors’ Deferral Plan, as amended and restated	*

10(vii)	2010 Omnibus Stock Ownership and Long Term Incentive Plan	*

10(viii)	Employment Agreement of D. Richard Tobin, Jr.	*
10(ix)	Agreement and Plan of Merger with Select Bancorp, Inc.	*
21	Subsidiaries	Filed herewith

23	Consent of Dixon Hughes Goodman LLP	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

101	The following financial information formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text	Filed herewith

*	Incorporated by reference

- 123 -