Form 10-Q
period 2014-03-31
NEW CENTURY BANCORP INC
filed 2014-05-15
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

As of May 7, 2014, the Registrant had outstanding 6,921,574 shares of Common Stock, $1 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

NEW CENTURY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31,
	(Unaudited)	2013*
	(In thousands, except share
	and per share data)
ASSETS

Cash and due from banks	$23,075	$20,151
Interest-earning deposits in other banks	47,729	49,690
Federal funds sold	3,028	3,028
Investment securities available for sale, at fair value	79,367	83,836

Loans	345,827	346,500
Allowance for loan losses	(7,025)	(7,054)

NET LOANS	338,802	339,446

Accrued interest receivable	1,587	1,650
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	562	796
Other non marketable securities	1,055	1,055
Foreclosed real estate	1,233	2,008
Premises and equipment, net	10,909	10,900
Bank owned life insurance	8,521	8,463
Core deposit intangible	153	182
Other assets	4,255	4,441

TOTAL ASSETS	$520,276	$525,646

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$83,491	$85,347
Savings	17,753	16,597
Money market and NOW	123,839	124,635
Time	216,215	221,879

TOTAL DEPOSITS	441,298	448,458

Short term debt	7,624	6,305
Long term debt	12,372	12,372
Accrued interest payable	217	225
Accrued expenses and other liabilities	2,242	2,282

TOTAL LIABILITIES	463,753	469,642

Shareholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $1 par value, 25,000,000 shares authorized; 6,921,742 and 6,921,352 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	6,922	6,922
Additional paid-in capital	42,069	42,062
Retained earnings	7,400	7,128
Accumulated other comprehensive income (loss)	132	(108)

TOTAL SHAREHOLDERS’ EQUITY	56,523	56,004

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$520,276	$525,646

* Derived from audited consolidated financial statements.

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except share
	and per share data)
INTEREST INCOME
Loans	$4,873	$5,434
Federal funds sold and interest-earning deposits in other banks	27	57
Investments	414	387

TOTAL INTEREST INCOME	5,314	5,878

INTEREST EXPENSE
Money market, NOW and savings deposits	58	120
Time deposits	975	1,208
Short term debt	6	16
Long term debt	72	74

TOTAL INTEREST EXPENSE	1,111	1,418

NET INTEREST INCOME	4,203	4,460

PROVISION FOR (RECOVERY OF) LOAN LOSSES	(49)	(100)

NET INTEREST INCOME AFTER RECOVERY OF LOAN LOSSES	4,252	4,560

NON-INTEREST INCOME
Fees from pre-sold mortgages	-	62
Service charges on deposit accounts	226	272
Other fees and income	398	285

TOTAL NON-INTEREST INCOME	624	619

NON-INTEREST EXPENSE
Personnel	2,155	2,089
Occupancy and equipment	385	329
Deposit insurance	102	147
Professional fees	283	276
Information systems	347	338
Foreclosed real estate-related expense	271	122
Merger and restructuring related expenses	162	-
Other	746	620

TOTAL NON-INTEREST EXPENSE	4,451	3,921

INCOME BEFORE INCOME TAX	425	1,258

INCOME TAXES	153	465

NET INCOME	$272	$793

NET INCOME PER COMMON SHARE
Basic	$0.04	$0.12
Diluted	$0.04	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,921,651	6,914,934
Diluted	6,924,164	6,916,011

See accompanying notes.

4

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Net income	$272	$793

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	237	(275)
Tax effect	(87)	70
	150	(205)

Reclassification adjustment for loss included in net income	145	74
Tax effect	(55)	(25)
	90	49

Total	240	(156)

Total comprehensive income	$512	$637

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

					Accumulated
			Additional		other com-	Total
	Common stock		paid-in	Retained	prehensive	shareholders’
	Shares	Amount	capital	earnings	income (loss)	equity
	(Amounts in thousands, except share and per data share)

Balance at December 31, 2012	6,913,636	$6,914	$42,000	$4,187	$1,078	$54,179

Net income	-	-	-	793	-	793

Other comprehensive loss, net	-	-	-	-	(156)	(156)

Stock option exercises	2,870	3	12	-	-	15

Stock based compensation	-	-	9	-	-	9

Balance at March 31, 2013	6,916,506	$6,917	$42,021	$4,980	$922	$54,840

Balance at December 31, 2013	6,921,352	$6,922	$42,062	$7,128	$(108)	$56,004

Net income	-	-	-	272	-	272

Other comprehensive income, net	-	-	-	-	240	240

Stock option exercises	390	-	2	-	-	2

Stock based compensation	-	-	5	-	-	5

Balance at March 31, 2014	6,921,742	$6,922	$42,069	$7,400	$132	$56,523

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$272	$793
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	(49)	(100)
Depreciation and amortization of premises and equipment	135	128
Amortization and accretion of investment securities	102	162
Amortization of deferred loan fees and costs	(65)	(50)
Amortization of core deposit intangible	29	29
Stock-based compensation	5	9
Increase in cash surrender value of bank owned life insurance	(58)	(58)
Net loss on sale and write-downs of foreclosed real estate	264	119
Net loss on investment security sales and pay-downs	145	74
Change in assets and liabilities:
Net change in accrued interest receivable	63	79
Net change in other assets	44	13
Net change in accrued expenses and other liabilities	(48)	169

NET CASH PROVIDED BY OPERATING ACTIVITIES	839	1,367

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of FHLB stock	234	177
Redemption of non-marketable security	-	132
Maturities of investment securities available for sale	1,850	2,850
Mortgage-backed securities pay-downs	2,204	3,495
Sale of investment securities available for sale	550	-
Net change in loans outstanding	210	6,741
Proceeds from sale of foreclosed real estate	1,059	690
Purchases of premises and equipment	(144)	(68)

NET CASH PROVIDED BY INVESTING ACTIVITIES	5,963	14,017

See accompanying notes.

NEW CENTURY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(7,160)	$(15,576)
Proceeds from short-term debt	1,319	-
Repayments on short-term debt	-	(3,190)
Proceeds from stock option exercises	2	15

NET CASH USED IN FINANCING ACTIVITIES	(5,839)	(18,751)

NET CHANGE IN CASH AND CASH EQUIVALENTS	963	(3,367)

CASH AND CASH EQUIVALENTS, BEGINNING	72,869	113,608

CASH AND CASH EQUIVALENTS, ENDING	$73,832	$110,241

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,119	$1,438
Taxes	10	-

Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	240	(156)
Transfers from loans to foreclosed real estate	548	316
Transfers from loans held for sale to loans, at fair value	-	432

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on
March 20, 2014. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At March 31, 2014 and 2013 there were 254,130 and 322,689 anti-dilutive options outstanding, respectively.

	Three Months Ended
	March 31,
	2014	2013
Weighted average shares used for basic net income per share	6,921,651	6,914,934

Effect of dilutive stock options	2,513	1,077
Weighted average shares used for diluted net income per share	6,924,164	6,916,011

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the Financial Accounting Standards Board’s (“FASB”) deliberation on reporting reclassification adjustments from accumulated other comprehensive income (“AOCI”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of the amounts reclassified out of the AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. The standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company has adopted the standard and the adoption of ASU 2013-02 did not have any impact on the Company’s financial condition, results of operations, or cash flows, but did result in additional disclosures in Note H.

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

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three months ended March 31, 2014. Valuation techniques are consistent with techniques used in prior periods.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

Investment securities available for sale March 31, 2014	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies – GSE's	$32,475	$-	$32,475	$-
Mortgage-backed securities - GSE’s	39,387	-	39,387	-
Municipal bonds	7,505	-	7,505	-
Total	$79,367	$-	$79,367	$-

Investment securities available for sale December 31, 2013	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$34,665	$-	$34,665	$-
Mortgage-backed securities - GSE’s	41,065	-	41,065	-
Municipal bonds	8,106	-	8,106	-
Total	$83,836	$-	$83,836	$-

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2014 and December 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At March 31, 2014, the discounts used ranged between 5% and 40%. There were no transfers between levels from the prior reporting periods and there have been no changes in valuation techniques for the three months ended March 31, 2014.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At March 31, 2014, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the quarter ended March 31, 2014.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Stat

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

Asset Category March 31, 2014	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,775	$-	$-	$4,775
Foreclosed real estate	1,233	-	-	1,233
Total	$2,403	$-	$-	$2,403

As of March 31, 2014, the Bank identified $15.0 million in impaired loans, of which $4.8 million were carried at fair value on a non-recurring basis which included $4.1 million in loans that required a specific reserve of $1.0 million, and an additional $1.7 million in other loans without specific reserves that had partial charge-offs.

Asset Category December 31, 2013	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,477	$-	$-	$8,477
Foreclosed real estate	2,008	-	-	2,008
Total	$10,485	$-	$-	$10,485

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's financial instruments at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$23,075	$23,075	$23,075	$-	$-
Interest-earning deposits in other banks	47,729	47,729	47,729	-	-
Federal funds sold	3,028	3,028	3,028	-	-
Investment securities available for sale	79,367	79,367	-	79,367	-
Loans, net	338,802	346,278	-	-	346,278
Accrued interest receivable	1,587	1,587	-	-	1,587
Stock in FHLB	562	562	-	-	562
Other non-marketable securities	1,055	1,055	-	-	1,055

Financial liabilities:
Deposits	$441,298	$446,045	$-	$446,045	$-
Short term debt	7,624	7,624	-	7,624	-
Long term debt	12,372	7,517	-	7,517	-
Accrued interest payable	217	217	-	-	217

	December 31, 2013
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$20,151	$20,151	$20,151	$-	$-
Interest-earning deposits in other banks	49,690	49,690	49,690	-	-
Federal funds sold	3,028	3,028	3,028	-	-
Investment securities available for sale	83,836	83,836	-	83,836	-
Loans, net	339,446	353,439	-	-	353,439
Accrued interest receivable	1,650	1,650	-	-	1,650
Stock in the FHLB	796	796	-	-	796
Other non-marketable securities	1,055	1,055	-	-	1,055

Financial liabilities:
Deposits	$448,458	$452,529	$-	$452,529	$-
Short-term debt	6,305	6,305	-	6,305	-
Long-term debt	12,372	7,517	-	7,517	-
Accrued interest payable	225	225	-	-	225

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

NOTE F - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	March 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
U.S. government agencies-GSE’s
Within 1 year	$11,015	$17	$-	$11,032
After 1 year but within 5 years	6,480	13	(13)	6,480
After 5 years but within 10 years	11,955	1	(443)	11,513
After 10 years	3,498	-	(48)	3,450

Mortgage-backed securities-GSE’s
Within 1 year	75	4	-	79
After 1 year but within 5 years	23,929	676	(5)	24,600
After 5 years but within 10 years	14,903	27	(222)	14,708

Municipal bonds
Within 1 year	251	6	-	257
After 1 year but within 5 years	2,783	173	-	2,956
After 5 years but within 10 years	2,992	41	(51)	2,982
After 10 years	1,275	48	(13)	1,310

	$79,156	$1,006	$(795)	$79,367

As of March 31, 2014, accumulated other comprehensive income included net unrealized gains totaling $211,000. Deferred tax liabilities resulting from these unrealized gains totaled $79,000.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES (continued)

	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
U.S. government agencies-GSE’s
Within 1 year	$10,520	$25	$-	$10,545
After 1 year but within 5 years	8,820	17	(10)	8,827
After 5 years but within 10 years	7,376	-	(549)	6,827
After 10 years	8,524	11	(69)	8,466

Mortgage-backed securities-GSE’s
Within 1 year	133	7	-	140
After 1 year but within 5 years	35,352	659	(155)	35,856
After 5 years but within 10 years	5,316	-	(247)	5,069

Municipal bonds
Within 1 year	100	1	-	101
After 1 year but within 5 years	3,036	196	-	3,232
After 5 years but within 10 years	3,306	30	(112)	3,224
After 10 years	1,526	54	(31)	1,549

	$84,009	$1,000	$(1,173)	$83,836

As of December 31, 2013, accumulated other comprehensive loss included net unrealized losses totaling $173,000. Deferred tax assets resulting from these unrealized losses totaled $65,000.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013.

	March 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Securities available for sale:
U.S. government agencies- GSE’s	$11,209	$(218)	$3,714	$(286)	$14,923	$(504)
Mortgage-backed securities- GSE’s	11,462	(158)	1,743	(69)	13,205	(227)
Municipal bonds	2,233	(64)	-	-	2,233	(64)

Total temporarily impaired securities	$24,904	$(440)	$5,457	$(355)	$30,361	$(795)

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F- INVESTMENT SECURITIES (continued)

At March 31, 2014, the Company had three AFS securities with an unrealized loss for twelve or more consecutive months. Two U.S. government agency GSE’s and one mortgage-backed GSE had unrealized losses for more than twelve months totaling $355,000 at March 31, 2014. Seven U.S. government agency GSE’s, ten mortgage-backed GSE’s, and three municipal bonds had unrealized losses for less than twelve months totaling $440,000 at March 31, 2014. All unrealized losses are attributable to the general trend of interest rates.

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS

Following is a summary of the composition of the Company’s loan portfolio at March 31, 2014 and December 31, 2013:

	March 31,		December 31,
	2014		2013
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)
Real estate loans:
1 to 4 family residential	$32,551	9.41%	$35,006	10.10%
Commercial real estate	167,517	48.44%	169,176	48.82%
Multi-family residential	21,081	6.10%	19,739	5.70%
Construction	56,683	16.39%	53,325	15.39%
Home equity lines of credit (“HELOC”)	31,164	9.01%	31,863	9.20%

Total real estate loans	308,996	89.35%	309,109	89.21%

Other loans:
Commercial and industrial	29,835	8.63%	29,166	8.42%
Loans to individuals	7,412	2.14%	8,584	2.48%
Overdrafts	148	0.04%	191	0.05%
Total other loans	37,395	10.81%	37,941	10.95%

Gross loans	346,391		347,050

Less deferred loan origination fees, net	(564)	(.16)%	(550)	(.16)%

Total loans	345,827	100.00%	346,500	100.00%

Allowance for loan losses	(7,025)		(7,054)

Total loans, net	$338,802		$339,446

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Loans are primarily made in southeastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

At March 31, 2014, the Company had pre-approved but unused lines of credit for customers totaling $76.5 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$76	$266	$342	$29,493	$29,835
Construction	60	834	894	55,789	56,683
Multi-family residential	-	971	971	20,110	21,081
Commercial real estate	69	4,478	4,547	162,970	167,517
Loans to individuals & overdrafts	1	3	4	7,556	7,560
1-to-4 family residential	425	1,176	1,601	30,950	32,551
HELOC	105	1,225	1,330	29,834	31,164
Deferred loan (fees) cost, net					(564)

	$736	$8,953	$9,689	$336,702	$345,827

There were no loans that were more than 90 days past due and still accruing interest at March 31, 2014.

	December 31, 2013
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$70	$330	$400	$28,766	$29,166
Construction	36	1,206	1,242	52,083	53,325
Multi-family residential	-	1,004	1,004	18,735	19,739
Commercial real estate	446	4,441	4,887	164,289	169,176
Loans to individuals & overdrafts	4	5	9	8,766	8,775
1 to 4 family residential	318	1,092	1,410	33,596	35,006
HELOC	-	1,241	1,241	30,622	31,863
Deferred loan (fees) cost, net					(550)

	$874	$9,319	$10,193	$336,857	$346,500

There were no loans greater than 90 days past due and still accruing interest at December 31, 2013.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of
March 31, 2014 and December 31, 2013:

				Three months ended
				March 31, 2014
		Contractual			Interest Income
		Unpaid		Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$126	$126	$-	$161	$3
Construction	1,778	1,988	-	1,919	23
Commercial real estate	3,454	4,712	-	3,601	70
Loans to individuals & overdrafts	4	7	-	4	-
Multi-family residential	2,339	2,491	-	2,362	38
1 to 4 family residential	2,463	2,922	-	2,445	39
HELOC	754	887	-	761	10
Subtotal:	10,918	13,133	-	11,251	183
With an allowance recorded:
Commercial and industrial	266	267	66	267	-
Construction	168	168	81	248	-
Commercial real estate	2,670	3,365	538	4,183	12
Loans to individuals & overdrafts	-	-	-	1	-
Multi-family residential	-	-	-	-	-
1 to 4 family residential	422	424	21	488	7
HELOC	546	553	313	550	5
Subtotal:	4,072	4,777	1,019	5,735	24
Totals:

Commercial	10,801	13,117	685	12,739	146
Consumer	4	7	-	5	-
Residential	4,185	4,786	334	4,243	61

Grand Total:	$14,990	$17,910	$1,019	$16,986	$207

Impaired loans at March 31, 2014 were approximately $15.0 million and were composed of $9.0 million in nonaccrual loans and $6.0 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $4.1 million in impaired loans had specific allowances provided for them while the remaining $10.9 million had no specific allowances recorded at March 31, 2014. Of the $10.9 million with no allowance recorded, $1.7 million of those loans have had partial charge-offs recorded.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans (continued)

				Three months ended
	As of December 31, 2013			March 31, 2013
		Contractual
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$196	$257	$-	$443	$5
Construction	2,059	2,311	-	2,224	2
Commercial real estate	3,748	4,971	-	5,100	23
Loans to individuals & overdrafts	3	3	-	2	-
Multi-family residential	2,384	2,384	-	1,428	39
HELOC	767	854	-	476	1
1 to 4 family residential	2,427	2,731	-	2,800	33

Subtotal:	11,584	13,511	-	12,473	103
With an allowance recorded:
Commercial and industrial	267	267	63	112	-
Construction	328	406	91	323	2
Commercial real estate	5,695	5,695	541	5,204	59
Loans to individuals & overdrafts	2	2	-	22	-
Multi-family Residential	-	-	-	20	-
HELOC	553	553	320	156	-
1 to 4 family residential	553	553	88	789	7
Subtotal:	7,398	7,476	1,103	6,626	68
Totals:
Commercial	14,677	16,291	695	14,854	130
Consumer	5	5	-	24	-
Residential	4,300	4,691	408	4,221	41

Grand Total:	$18,982	$20,987	$1,103	$19,099	$171

Impaired loans at December 31, 2013 were approximately $19.0 million and were composed of $9.3 million in non-accrual loans and $9.7 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan, fees, and accrued interest. Approximately, $7.4 million of the $19.0 million in impaired loans at December 31, 2013 had specific allowances provided while the remaining $11.6 million had no specific allowances recorded. Of the $11.6 million with no allowance recorded, $2.1 million of those loans have had partial charge-offs recorded.

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the first quarter of 2014 and 2013:

	Three months ended March 31, 2014			Three months ended March 31, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	$-	-	$-	$-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	1	22	22	-	-	-
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	1	22	22	-	-	-

Extended payment terms:
Commercial and industrial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	-	-	-	-	-	-

Other:
Commercial and industrial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-	-
1- to-4 family residential	-	-	-	1	59	59
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	-	-	-	1	59	59

Total	1	$22	$22	1	$59	$59

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default together with concessions made by loan class during the twelve month period ended March 31, 2014 and 2013:

	Twelve months ended		Twelve months ended
	March 31, 2014		March 31, 2013
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	-	$-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	4	291	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	4	291	-	-

Extended payment terms:
Commercial and industrial	3	401	-	-
Construction	2	131	-	-
Commercial real estate	1	645	-	-
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	4	1,028	2	96
Multi-family residential	-	-	1	1,514
HELOC	-	-	-	-
Total	10	2,205	3	1,610

Forgiveness of principal:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals and overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Other:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	1	155	1	91
Loans to individuals and overdrafts	-	-	-	-
1-to-4 family residential	1	68	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	2	223	1	91

Total	16	$2,719	4	$1,701

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

At March 31, 2014, the Bank had forty-one loans with an aggregate balance of $7.4 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-five loans with a balance totaling $5.6 million were still accruing as of March 31, 2014. The remaining TDRs with balances totaling $1.8 million as of March 31, 2014 were in non-accrual status.

At March 31, 2013, the Bank had thirty-two loans with an aggregate balance of $6.4 million that were considered to be troubled debt restructurings. Of those TDRs, nineteen loans with a balance totaling $4.0 million were still accruing as of March 31, 2013. The remaining TDRs with balances totaling $2.4 million as of March 31, 2013 were in non-accrual status.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the loan portfolio, management utilizes a risk grading matrix to assign a risk grade to each of the Company’s loans. All non-consumer loans are graded on a scale of 1 to 9. A description of the general characteristics of these nine different risk grades is as follows:

•	Risk Grade 1 (Superior) - Credits in this category are virtually risk-free and are well-collateralized by cash-equivalent instruments. The repayment program is well-defined and achievable. Repayment sources are numerous. No material documentation deficiencies or exceptions exist.
•	Risk Grade 2 (Very Good) - This grade is reserved for loans secured by readily marketable collateral, or loans within guidelines to borrowers with liquid financial statements. A liquid financial statement is a financial statement with substantial liquid assets relative to debts. These loans have excellent sources of repayment, with no significant identifiable risk of collection, and conform in all respects to Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind).
•	Risk Grade 3 (Good) - These loans have excellent sources of repayment, with no significant identifiable risk of collection. Generally, loans assigned this risk grade will demonstrate the following characteristics: Conformity in all respects with Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind). Loans assigned this risk grade will demonstrate the following characteristics:
o	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.
o	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

•	Risk Grade 4 (Acceptable) - This grade is given to acceptable loans. These loans have adequate sources of repayment, with little identifiable risk of collection. Loans assigned this risk grade will demonstrate the following characteristics:

o	General conformity to the Bank's policy requirements, product guidelines and underwriting standards, with limited exceptions. Any exceptions that are identified during the underwriting and approval process have been adequately mitigated by other factors.
o	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.
o	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor
•	Risk Grade 5 (Acceptable With Care) - This grade is given to acceptable loans that show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss. Loans assigned this grade may demonstrate some or all of the following characteristics:
o	Additional exceptions to the Bank's policy requirements, product guidelines or underwriting standards that present a higher degree of risk to the Bank. Although the combination and/or severity of identified exceptions is greater, all exceptions have been properly mitigated by other factors.

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

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
	(In thousands)

Superior	$798	$37	$-	$-
Very good	-	-	-	-
Good	5,034	576	17,910	4,176
Acceptable	10,292	1,807	60,857	7,122
Acceptable with care	8,442	52,229	66,544	7,444
Special mention	4,800	764	15,472	1,368
Substandard	469	1,270	6,734	971
Doubtful	-	-	-	-
Loss	-	-	-	-
	$29,835	$56,683	$167,517	$21,081

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$27,577	$29,559
Special mention	1,537	123
Substandard	3,437	1,482
	$32,551	$31,164

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$7,513
Non –pass	47
$7,560

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

As of March 31, 2014, the Company elected to change the allowance for loan loss model it uses to calculate historical loss rates and qualitative and environmental factors in its allowance for loan losses. The Company elected to change the model used for allowance for loan losses in order to utilize the loss migration, improve the objectivity of loss projections, and increase reliability of identifying losses inherent in the portfolio. The impact of the change to the model resulted in a $177,000 increase to our loan loss reserves as compared to the model previously used. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool.

The new model continues to incorporate various internal and external qualitative and environmental factors as described in the Interagency Policy Statement on the Allowance for Loan and Lease Losses, dated December 2006. Input for these factors is determined on the basis of management observation, judgment, and experience. The factors utilized by the Company in the new model for all loan classes are as follows:

Internal Factors

•	Concentrations – Measures the increased risk derived from concentration of credit exposure in particular industry segments within the portfolio.
•	Policy exceptions – Measures the risk derived from granting terms outside of underwriting guidelines.
•	Compliance exceptions– Measures the risk derived from granting terms outside of regulatory guidelines.
•	Document exceptions– Measures the risk exposure resulting from the inability to collect due to improperly executed documents and collateral imperfections.
•	Financial information monitoring – Measures the risk associated with not having current borrower financial information.
•	Nonaccrual – Reflects increased risk of loans with characteristics that merit nonaccrual status.
•	Delinquency – Reflects the increased risk deriving from higher delinquency rates.
•	Personnel turnover – Reflects staff competence in various types of lending.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (continued)

•	Portfolio growth – Measures the impact of growth and potential risk derived from new loan production.

External Factors

•	GDP growth rate – Impact of general economic factors that affect the portfolio.
•	North Carolina unemployment rate – Impact of local economic factors that affect the portfolio.
•	Peer group delinquency rate – Measures risk associated with the credit requirements of competitors.
•	Prime rate change – Measures the effect on the portfolio in the event of changes in the prime lending rate.

Each pool is assigned an adjustment to the potential loss percentage by assessing its characteristics against each of the factors listed above.

Reserves are generally divided into three allocation segments:

1.	Individual reserves. These are calculated according to ASC Section 310-10-35 against loans evaluated individually and deemed to most likely be impaired. All loans in non-accrual status and all substandard loans that are deemed to be collateral dependent are assessed for impairment. Loans are deemed uncollectible based on a variety of credit, collateral, documentation and other issues. In the case of uncollectible receivables, the collateral is considered unsecured and therefore fully charged off.

2.	Formula reserves. Formula reserves are held against loans evaluated collectively. Loans are grouped by type or by risk grade, or some combination of the two. Loss estimates are based on historical loss rates for each respective loan group. Formula reserves represent the Company’s best estimate of losses that may be inherent, or embedded, within the group of loans, even if it is not apparent at this time which loans within any group or pool represent those embedded losses.

3.	Qualitative and external reserves. If individual reserves represent estimated losses tied to any specific loan, and formula reserves represent estimated losses tied to a pool of loans but not yet to any specific loan then these reserves represent an estimate of losses that are expected, but are not yet tied to any loan or group of loans.

All information related to the calculation of the three segments, including data analysis, assumptions, calculations, etc. are documented. Assigning specific individual reserve amounts, formula reserve factors, or unallocated amounts based on unsupported assumptions or conclusions is not permitted.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three month periods ended March 31, 2014 and
March 31, 2013, respectively:

	Three months ended March 31, 2014
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)

Balance, beginning of period 1/1/2014	$245	$565	$4,599	$826	$680	$65	$74	$7,054
Provision (recovery) for loan losses	322	266	(1,340)	(265)	645	106	217	(49)
Loans charged-off	(63)	-	-	(1)	(40)	(6)	-	(110)
Recoveries	9	58	24	25	8	6	-	130

Balance, end of period 3/31/2014	$513	$889	$3,283	$585	$1,293	$171	$291	$7,025

Ending balance: individually evaluated for impairment	$66	$81	$538	$21	$313	$-	$-	$1,019
Ending balance: collectively evaluated for impairment	$447	$808	$2,745	$564	$980	$171	$291	$6,006

Loans:
Ending balance	$29,835	$56,683	$167,517	$32,551	$31,164	$7,560	$21,081	$346,391
Ending balance: individually evaluated for impairment	$392	$1,946	$6,124	$2,885	$1,300	$4	$2,339	$14,990
Ending balance: collectively evaluated for impairment	$29,443	$54,737	$161,393	$29,666	$29,864	$7,556	$18,742	$331,401

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

During the three months ended March 31, 2013 the Company recorded net charge-offs of $22,000. The charge-offs were offset by a decrease in total loans outstanding at during the first quarter of 2013 resulting in a $100,000 recovery in the provision for loan losses.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Beginning balance	$(108)	$1,078

Unrealized loss on investment securities available for sale	237	(275)
Tax benefit	(87)	70
Other comprehensive income (loss) before reclassification	150	(205)

Amounts reclassified from accumulated comprehensive income (loss):
Realized loss on investment securities included in net income	145	74
Tax effect	(55)	(25)
Total reclassifications net of tax	90	49

Net current period other comprehensive income (loss)	240	(156)

Ending balance	$132	$922

The income statement line items impacted by the reclassifications of realized gains (losses) on investment securities is the other non-interest expense and income tax expense line items in the consolidated statement of operations.

NEW CENTURY BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE I – MERGER WITH SELECT BANCORP, INC.

On September 30, 2013, the Company signed a merger agreement with Select Bancorp, Inc. (Select), a bank holding company headquartered in Greenville, North Carolina, whose wholly-owned subsidiary, Select Bank & Trust Company, is a state-chartered commercial bank with approximately $265.3 million in assets. The merger, which is subject to required regulatory and shareholder approvals, will expand the Bank’s North Carolina presence with six branches located in Greenville (two), Elizabeth City, Washington, Gibsonville and Burlington.

Under the terms of the merger agreement, shareholders of Select common stock will receive 1.8264 shares of New Century common stock for each share of Select common stock. New Century expects to issue approximately 4,520,340 shares of common stock in the merger.

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

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small- to medium-sized businesses located in Harnett, Cumberland, Johnston, Pitt, Robeson, Sampson, Wake and Wayne counties in North Carolina. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking accounts, savings accounts and certificates of deposit. In October 2013, the Bank opened a full service office in Wake County. Deposit services are not offered in Pitt County. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

Comparison of Financial Condition at

March 31, 2014 and December 31, 2013

During the first three months of 2014, total assets decreased by $5.4 million to $520.3 million as of March 31, 2014. Earning assets at March 31, 2014 totaled $470.5 million and consisted of $338.8 million in net loans, $79.4 million in investment securities, $50.8 million in overnight investments and interest-bearing deposits in other banks and $1.6 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the first quarter of 2014 were $441.3 million and $56.5 million, respectively.

Since the end of 2013, gross loans have decreased by $673,000 to $345.8 million as of March 31, 2014 due to continued soft loan demand. Gross loans consisted of $29.8 million in commercial and industrial loans, $167.5 million in commercial real estate loans, $21.1 million in multi-family residential loans, $7.5 million in consumer loans, $32.6 million in residential real estate, $31.2 million in HELOC, and $56.7 million in construction loans. Deferred loan fees, net of costs, on these loans were $564,000.

At March 31, 2014 and December 31, 2013, the Company held $3.0 million in federal funds sold. Interest-earning deposits in other banks were $47.7 million at March 31, 2014, a $2.0 million decrease from December 31, 2013. The Company’s investment securities at March 31, 2014 were $79.4 million, a decrease of $4.5 million from December 31, 2013. The investment portfolio as of March 31, 2014 consisted of $32.5 million in government agency debt securities, $39.4 million in mortgage-backed securities and $7.5 million in municipal securities. The net unrealized gain on these securities was $211,000.

At March 31, 2014, the Company held an investment of $562,000 in the form of Federal Home Loan Bank (“FHLB”) stock, which decreased by $234,000 from December 31, 2013 due to a redemption by the FHLB. Also, the Company had $1.1 million in other non-marketable securities at March 31, 2014 and December, 31, 2013.

At March 31, 2014, non-earning assets were $49.7 million, an increase of $1.9 million from the $47.8 million as of December 31, 2013. Non-earning assets included $23.1 million in cash and due from banks, bank premises and equipment of $10.9 million, core deposit intangible of $153,000, accrued interest receivable of $1.6 million, foreclosed real estate of $1.2 million, $8.5 million in bank owned life insurance (“BOLI”), $2.4 million in deferred tax assets, and $1.9 million in all other assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets.

Total deposits at March 31, 2014 were $441.3 million and consisted of $83.5 million in non-interest-bearing demand deposits, $123.8 million in money market and NOW accounts, $17.8 million in savings accounts, and $216.2 million in time deposits. Total deposits decreased by $7.2 million from $448.5 million as of December 31, 2013. The Bank had $497,000 in brokered demand deposits and no brokered time deposits as of March 31, 2014. Overall deposits decreased due to reduced funding needs as a result of lower asset balances.

As of March 31, 2014, the Company had $7.6 million in repurchase agreements with local customers that are classified as short-term debt and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at March 31, 2014 was $56.5 million, an increase of $519,000 from $56.0 million as of December 31, 2013. Accumulated other comprehensive income relating to available for sale securities increased $240,000 during the three months ended March 31, 2014. Other changes in shareholders’ equity included increases of $5,000 in stock-based compensation, net income of $272,000, and $2,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At March 31, 2014, the Company had $736,000 in loans that were 30 to 89 days past due. This represented 0.21% of gross loans outstanding on that date. This is a decrease from December 31, 2013 when there were $874,000 in loans that were 30-89 days past due or 0.25% of gross loans outstanding. Non-accrual loans decreased from $9.3 million at December 31, 2013 to $9.0 million at March 31, 2014.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased from 4.58% at December 31, 2013 to 4.22% at March 31, 2014, due to a decrease in accruing troubled debt restructurings and non-accruals and reduced loan balances.

At March 31, 2014, the Company had forty-one loans totaling $7.4 million that were considered to be troubled debt restructurings. Twenty-five of these loans totaling $5.6 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered non-performing loans regardless of accrual status.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	March 31,	December 31,
	2014	2013
	(Dollars in thousands)

Non-accrual loans	$8,953	$9,319

Accruing TDRs	5,652	6,537
Total non-performing loans	14,605	15,856
Foreclosed real estate	1,233	2,008

Total non-performing assets	$15,838	$17,864

Accruing loans past due 90 days or more	$-	$-
Allowance for loan losses	$7,025	$7,054

Non-performing loans to period end loans	4.22%	4.58%
Non-performing loans and accruing loans past due 90 days or more to period end loans	4.22%	4.58%
Allowance for loans losses to period end loans	2.03%	2.04%
Allowance for loan losses to non-performing loans	48%	44%
Allowance for loan losses to non-performing assets	44%	39%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	44%	39%
Non-performing assets to total assets	3.0%	3.4%
Non-performing assets and accruing loans past due 90 days or more to total assets	3.0%	3.4%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at March 31, 2014 and December 31, 2013 were $15.8 million and $17.9 million, respectively. The allowance for loan losses at March 31, 2014 represented 44% of non-performing assets compared to 39% at December 31, 2013.

Total impaired loans at March 31, 2014 were $15.0 million. This includes $9.0 million in loans that were classified as impaired because they were in non-accrual and $6.0 million in loans that were determined to be impaired for other reasons. Of these loans, $4.1 million required a specific reserve of $1.0 million at March 31, 2014.

Total impaired loans at December 31, 2013 were $19.0 million. This includes $9.3 million in loans that were considered to be impaired due to being in non-accrual status and $9.7 million in loans that were deemed to be impaired for other reasons. Of these loans, $7.4 million required a specific reserve of $1.1 million at December 31, 2013.

The allowance for loan losses was $7.0 million at March 31, 2014 or 2.03% of gross loans outstanding. This is a slight decrease from the 2.04% reported as a percentage of gross loans at December 31, 2013. The allowance for loan losses at March 31, 2014 represented 46.9% of impaired loans compared to 37.2% at December 31, 2013. It is management’s assessment that the allowance for loan losses as of March 31, 2014 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be made that further adjustments to the allowance for loan losses may not be deemed necessary.

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

At March 31, 2014 and December 31, 2013 the Company had $3.6 million and $3.7 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At March 31, 2014 and December 31, 2013 the Company had $6.1 million and $6.1 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 13.6% and 13.8% of total risk-based capital as of March 31, 2014 and December 31, 2013, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market weakens in terms of both market activity and collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At March 31, 2014 and December 31, 2013, there were no product types exceeding this internal guideline.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of
March 31, 2014 and December 31, 2013.

	Acquisition, Development and Construction Loans
	(Dollars in thousands)

	March 31, 2014			December 31, 2013
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total

Total ADC loans	$40,626	$16,057	$56,683	$37,932	$15,393	$53,325

Average Loan Size	$121	$382		$128	$358

Percentage of total loans	11.75%	4.64%	16.39%	10.95%	4.44%	15.39%

Non-accrual loans	$610	$224	$834	$660	$546	$1,206

Management monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at
March 31, 2014.

	March 31, 2014				December 31, 2013
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
				(Dollars in thousands)

Harnett County	$3,884	6.85%	$6,065	19.46%	$3,862	7.24%	$6,258	19.64%
Cumberland County	24,964	44.04%	6,367	20.43%	20,737	38.89%	6,416	20.13%
Johnston County	991	1.75%	506	1.62%	653	1.22%	494	1.55%
Pitt County	4,861	8.58%	112	0.36%	5,825	10.92%	268	0.84%
Robeson County	1,023	1.80%	3,573	11.47%	1,083	2.03%	3,546	11.13%
Sampson County	310	0.55%	1,741	5.59%	357	0.67%	1,745	5.48%
Wake County	9,332	16.46%	704	2.26%	7,863	14.75%	709	2.23%
Wayne County	2,137	3.77%	5,399	17.33%	2,716	5.09%	5,469	17.16%
Hoke County	3,068	5.41%	127	0.41%	3,084	5.78%	166	0.52%
All other locations	6,113	10.79%	6,570	21.07%	7,145	13.41%	6,792	21.32%

Total	$56,683	100.00%	$31,164	100.00%	$53,325	100.00%	$31,863	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At March 31, 2014, the Company had $94.6 million in loans that had terms permitting interest only payments. This represented 27.3% of the total loan portfolio. At December 31, 2013, the Company had $89.6 million in loans that had terms permitting interest only payments. This represented 25.9% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $42.4 million or 12.2% of total loans at March 31, 2014 compared to $44.7 million or 12.9% of total loans at December 31, 2013. The Company’s ten largest customer relationships totaled $57.8 million or 16.7% of total loans at March 31, 2014 compared to $62.1 million or 17.9% of total loans at December 31, 2013. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended March 31, 2014 and 2013

General. During the first quarter of 2014, the Company had net income of $272,000 as compared with net income of $793,000 for the first quarter of 2013. Net income per share for the first quarter of 2014 was $0.04, basic and diluted, compared with net income per share of $0.12, basic and diluted, for the first quarter of 2013. Results of operations for the first quarter of 2014 were primarily impacted by an increase of $530,000 in non-interest expense and a slightly smaller recovery of loan losses of $49,000 compared to a recovery of $100,000 in the first quarter of 2013. Net interest margin of 3.62% in the first quarter of 2014 increased 24 basis points from the same period in 2013.

Net Interest Income. Net interest income declined to $4.2 million for the first quarter of 2014 from $4.5 million for the first quarter of 2013. The Company’s total interest income was affected by a reduction in the balances and yield on interest-earning assets due to continued soft loan demand. Average total interest-earning assets were $471.2 million in the first quarter of 2014 compared with $534.4 million during the same period in 2013, while the yield on those assets increased 11 basis points from 4.40% to 4.51%.

The Company’s average interest-bearing liabilities decreased by $56.3 million to $378.5 million for the quarter ended March 31, 2014 from $434.8 million for the same period one year earlier and the cost of those funds decreased from 1.29% to 1.19%, or 10 basis points. During the first quarter of 2014, the Company’s net interest margin was 3.62% and net interest spread was 3.32%. In the same quarter ended one year earlier, net interest margin was 3.38% and net interest spread was 3.11%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the first quarter, the Company recorded a recovery of loan losses of $49,000 which is a smaller recovery than the recovery that was recorded in the first quarter of 2013. In both 2014 and 2013, the recovery resulted from a low level of net charge-offs coupled with a reduction in overall loan balances.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2014 was $624,000, an increase of $5,000 from the first quarter of 2013. Service charges on deposit accounts decreased $46,000 to $226,000 for the quarter ended March 31, 2014 from $272,000 for the same period in 2013, primarily due to a decline in overdraft charges. Fees from presold mortgages decreased $62,000 to $0 for the quarter ended March 31, 2014 from the same period in 2013. During the first quarter of 2013, the Company decided to close its mortgage division, while more efficient and profitable ways to generate income from the 1-4 family mortgage market are evaluated. Other non-deposit fees and income increased $113,000 from the first quarter of 2013 to the first quarter of 2014 due to an increase in income from non-marketable securities.

Non-Interest Expenses. Non-interest expenses increased by $530,000 to $4.5 million for the quarter ended March 31, 2014, from $3.9 million for the same period in 2013. In general, most categories of non-interest expenses increased, offset by decreases in marketing and advertising and deposit insurance. Non-interest expenses were also impacted by $162,000 in merger and restructuring charges related to the upcoming acquisition of Select Bancorp, Inc., and by the opening of the Raleigh branch in the fourth quarter of 2013.

The following are highlights of the significant categories of non-interest expenses during the first quarter of 2014 versus the same period in 2013:

•	Personnel expenses increased $66,000 to $2.2 million, due to additions in personnel.
•	Deposit insurance expense decreased $45,000, due to lower asset balances.
•	Foreclosed real estate-related expense increased $149,000, primarily due to a large loss on one property in the other real estate owned portfolio.
•	Other non-interest expenses increased by $126,000, due to small increases in several categories of other non-interest expenses.

Provision for Income Taxes. The Company’s effective tax rate was 36.0% and 36.9% for the quarters ended March 31, 2014 and 2013, respectively. The effective tax rate for the first quarter of 2014 was impacted by an adjustment to reduce the Company’s deferred tax asset resulting from recently enacted lower corporate tax rates for the State of North Carolina.

As of March 31, 2014 and December, 31, 2013, the Company had a net deferred tax asset in the amount of $2.4 million and $2.5 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of March 31, 2014 and December 31, 2013, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 29.4% of total assets at March 31, 2014.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of March 31, 2014, the Company had existing credit lines with other financial institutions to purchase up to $59.0 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $26.4 million of qualifying loans is pledged to the FHLB to secure borrowings. At March 31, 2014, the Company had no FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At March 31, 2014, total borrowings consisted of securities sold under agreements to repurchase of $7.6 million and junior subordinated debentures of $12.4 million.

Total deposits were $441.3 million at March 31, 2014. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 49.0% of total deposits at March 31, 2014. Time deposits of $100,000 or more represented 25.7% of the Company’s total deposits at March 31, 2014. At quarter-end, the Company had no brokered time deposits and $497,000 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 10.86% at March 31, 2014.

As the following table indicates, at March 31, 2014, the Company and the Bank both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
New Century Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	19.40%	8.00%
Tier 1 risk-based capital ratio	18.14%	4.00%
Leverage ratio	13.14%	4.00%

		Regulatory
	Actual	Minimum	Well-Capitalized
New Century Bank	Ratio	Requirement	Requirement

Total risk-based capital ratio	18.91%	10.00%	10.00%
Tier 1 risk-based capital ratio	17.66%	6.00%	6.00%
Leverage ratio	12.84%	5.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of March 31, 2014.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the first quarter of 2014. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, in XBRL (eXtensible Business Reporting Language)*

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

NEW CENTURY BANCORP, INC.

Date: May 15, 2014	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: May 15, 2014	By:	/s/ Lisa F. Campbell
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
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, in XBRL (eXtensible Business Reporting Language)*

*Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

