Form 10-Q
period 2014-06-30
SELECT BANCORP, INC.
filed 2014-08-11
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period ended from                to

Commission File Number    000-50400

Select Bancorp, Inc.

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

As of August 1, 2014, the Registrant had outstanding 11,347,668 shares of Common Stock, $1 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

SELECT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31,
	(Unaudited)	2013*
	(In thousands, except share
	and per share data)
ASSETS

Cash and due from banks	$23,678	$20,151
Interest-earning deposits in other banks	46,740	49,690
Federal funds sold	3,028	3,028
Investment securities available for sale, at fair value	79,904	83,836

Loans	333,868	346,500
Allowance for loan losses	(6,447)	(7,054)

NET LOANS	327,421	339,446

Accrued interest receivable	1,466	1,650
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	562	796
Other non marketable securities	1,041	1,055
Foreclosed real estate	1,169	2,008
Premises and equipment, net	10,930	10,900
Bank owned life insurance	8,578	8,463
Core deposit intangible	124	182
Other assets	3,641	4,441

TOTAL ASSETS	$508,282	$525,646

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$82,030	$85,347
Savings	17,315	16,597
Money market and NOW	118,833	124,635
Time	210,556	221,879

TOTAL DEPOSITS	428,734	448,458

Short term debt	7,179	6,305
Long term debt	12,372	12,372
Accrued interest payable	207	225
Accrued expenses and other liabilities	2,239	2,282

TOTAL LIABILITIES	450,731	469,642

Shareholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $1 par value, 25,000,000 shares authorized; 6,931,168 and 6,921,352 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	6,931	6,922
Additional paid-in capital	42,132	42,062
Retained earnings	8,013	7,128
Accumulated other comprehensive income (loss)	475	(108)

TOTAL SHAREHOLDERS’ EQUITY	57,551	56,004

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$508,282	$525,646

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$4,816	$5,543	$9,689	$10,978
Federal funds sold and interest-earning deposits in other banks	31	54	58	111
Investments	414	371	827	758

TOTAL INTEREST INCOME	5,261	5,968	10,574	11,847

INTEREST EXPENSE
Money market, NOW and savings deposits	59	118	117	239
Time deposits	959	1,154	1,934	2,362
Short term debt	7	9	13	25
Long term debt	73	74	144	147

TOTAL INTEREST EXPENSE	1,098	1,355	2,208	2,773

NET INTEREST INCOME	4,163	4,613	8,366	9,074

PROVISION FOR (RECOVERY OF) LOAN LOSSES	(427)	(375)	(476)	(475)

NET INTEREST INCOME AFTER RECOVERY OF LOAN LOSSES	4,590	4,988	8,842	9,549

NON-INTEREST INCOME
Fees from pre-sold mortgages	-	12	-	73
Service charges on deposit accounts	226	276	453	548
Other fees and income	339	467	737	752

TOTAL NON-INTEREST INCOME	565	755	1,190	1,373

NON-INTEREST EXPENSE
Personnel	2,101	1,997	4,256	4,086
Occupancy and equipment	396	372	780	701
Deposit insurance	103	61	206	209
Professional fees	310	342	593	618
Information systems	320	326	668	664
Foreclosed real estate related expense	40	67	311	190
Merger and restructuring related expenses	237	-	398	-
Other	647	591	1,394	1,210

TOTAL NON-INTEREST EXPENSE	4,154	3,756	8,606	7,678

INCOME BEFORE INCOME TAX	1,001	1,987	1,426	3,244

INCOME TAXES	388	728	541	1,192

NET INCOME	$613	$1,259	$885	$2,052

NET INCOME PER COMMON SHARE
Basic	$0.09	$0.18	$0.13	$0.30
Diluted	$0.09	$0.18	$0.13	$0.30

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,923,640	6,921,352	6,922,651	6,916,233
Diluted	6,928,428	6,922,942	6,926,318	6,917,471

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)

Net income	$613	$1,259	$885	$2,052

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	482	(1,171)	718	(1,480)
Tax effect	(180)	398	(267)	503
	302	(773)	451	(977)
Reclassification adjustment for loss included in net income	65	63	211	136
Tax effect	(24)	(21)	(79)	(46)
	41	42	132	90

Total	343	(731)	583	(887)

Total comprehensive income	$956	$528	$1,468	$1,165

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	shareholders’
	Shares	Amount	capital	earnings	income (loss)	equity
	(Amounts in thousands, except share and per data share)

Balance at December 31, 2012	6,913,636	$6,914	$42,000	$4,187	$1,078	$54,179

Net income	-	-	-	2,052	-	2,052

Other comprehensive loss, net	-	-	-	-	(887)	(887)

Stock option exercises	7,716	8	36	-	-	44

Stock based compensation	-	-	15	-	-	15

Balance at June 30, 2013	6,921,352	$6,922	$42,051	$6,239	$191	$55,403

Balance at December 31, 2013	6,921,352	$6,922	$42,062	$7,128	$(108)	$56,004

Net income	-	-	-	885	-	885

Other comprehensive income, net	-	-	-	-	583	583

Stock option exercises	9,816	9	59	-	-	68

Stock based compensation	-	-	11	-	-	11

Balance at June 30, 2014	6,931,168	$6,931	$42,132	$8,013	$475	$57,551

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$885	$2,052
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	(476)	(475)
Depreciation and amortization of premises and equipment	281	255
Amortization and accretion of investment securities	238	311
Amortization of deferred loan fees and costs	(152)	(120)
Amortization of core deposit intangible	58	58
Stock-based compensation	11	15
Increase in cash surrender value of bank owned life insurance	(115)	(117)
Net loss on sale and write-downs of foreclosed real estate	273	168
Net loss on investment security sales and pay-downs	211	136
Change in assets and liabilities:
Net change in accrued interest receivable	184	106
Net change in other assets	453	466
Net change in accrued expenses and other liabilities	(61)	391

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,790	3,246

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of FHLB stock	234	177
Redemption of non-marketable security	14	65
Purchase of investment securities available for sale	(7,445)	(1,821)
Maturities of investment securities available for sale	7,102	6,351
Mortgage-backed securities pay-downs	4,206	6,432
Sale of investment securities available for sale	550	-
Net change in loans outstanding	11,993	11,302
Proceeds from sale of foreclosed real estate	1,226	744
Purchases of premises and equipment	(311)	(210)

NET CASH PROVIDED BY INVESTING ACTIVITIES	17,569	23,040

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(19,724)	$(33,070)
Proceeds from short-term debt	874	-
Repayments on short-term debt	-	(3,990)
Proceeds from stock option exercises	68	44

NET CASH USED IN FINANCING ACTIVITIES	(18,782)	(37,016)

NET CHANGE IN CASH AND CASH EQUIVALENTS	577	(10,730)

CASH AND CASH EQUIVALENTS, BEGINNING	72,869	113,608

CASH AND CASH EQUIVALENTS, ENDING	$73,446	$102,878

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,226	$2,813
Taxes	10	526

Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	451	(887)
Transfers from loans to foreclosed real estate	660	49
Transfers from loans held for sale to loans, at fair value	-	406

See accompanying notes.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE A - BASIS OF PRESENTATION

Select Bancorp, Inc. (the “Company”) is a bank holding company whose principal business activity consists of ownership of Select Bank & Trust Company (the “Bank”). The Bank is engaged in general commercial and retail banking and operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.

On July 25, 2014, New Century Bancorp, Inc. (“New Century”) acquired Select Bancorp, Inc., and its wholly-owned subsidiary, Select Bank & Trust Company, and assumed the name, Select Bancorp, Inc. on that date. The financial data reported here is solely the financial information of the entity formerly known as New Century. Commencing in the third quarter of 2014, consolidated financial information of the former New Century and Select entities will be reported upon the July 25, 2014 closing of the merger.

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2013 Annual Report for the former New Century Bancorp, Inc. on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 20, 2014. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At June 30, 2014 and 2013 there were 91,183 and 308,909 anti-dilutive options outstanding, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average shares used for basic net income per share	6,923,640	6,921,352	6,922,651	6,916,233

Effect of dilutive stock options	4,788	1,590	3,667	1,238

Weighted average shares used for diluted net income per share	6,928,428	6,922,942	6,926,318	6,917,471

SELECT BANCORP, INC.
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

SELECT BANCORP, INC.
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

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the six months ended June 30, 2014. Valuation techniques are consistent with techniques used in prior periods.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

Investment securities available for sale June 30, 2014	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$27,159	$-	$27,159	$-
Mortgage-backed securities - GSE’s	45,199	-	45,199	-
Municipal bonds	7,546	-	7,546	-
Total	$79,904	$-	$79,904	$-

Investment securities available for sale December 31, 2013	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$34,665	$-	$34,665	$-
Mortgage-backed securities - GSE’s	41,065	-	41,065	-
Municipal bonds	8,106	-	8,106	-
Total	$83,836	$-	$83,836	$-

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2014 and December 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At June 30, 2014, the discounts used ranged between 5% and 40%. There were no transfers between levels from the prior reporting periods and there have been no changes in valuation techniques for the three months ended June 30, 2014.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At June 30, 2014, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three months ended June 30, 2014.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

Asset Category June 30, 2014	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$4,947	$-	$-	$4,947
Foreclosed real estate	1,169	-	-	1,169

Total	$2,511	$-	$-	$2,511

As of June 30, 2014, the Bank identified $14.5 million in impaired loans, of which $4.9 million were carried at fair value on a non-recurring basis which included $4.1 million in loans that required a specific reserve of $776,000, and an additional $1.6 million in other loans without specific reserves that had partial charge-offs.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's financial instruments at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$23,678	$23,678	$23,678	$-	$-
Interest-earning deposits in other banks	46,740	46,740	46,740	-	-
Federal funds sold	3,028	3,028	3,028	-	-
Investment securities available for sale	79,904	79,904	-	79,904	-
Loans, net	327,421	335,098	-	-	335,098
Accrued interest receivable	1,466	1,466	-	-	1,466
Stock in FHLB	562	562	-	-	562
Other non-marketable securities	1,041	1,041	-	-	1,041

Financial liabilities:
Deposits	$428,734	$431,907	$-	$431,907	$-
Short term debt	7,179	7,179	-	7,179	-
Long term debt	12,372	7,517	-	7,517	-
Accrued interest payable	207	207	-	-	207

	December 31, 2013
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$20,151	$20,151	$20,151	$-	$-
Interest-earning deposits in other banks	49,690	49,690	49,690	-	-
Federal funds sold	3,028	3,028	3,028	-	-
Investment securities available for sale	83,836	83,836	-	83,836	-
Loans, net	339,446	353,439	-	-	353,439
Accrued interest receivable	1,650	1,650	-	-	1,650
Stock in the FHLB	796	796	-	-	796
Other non-marketable securities	1,055	1,055	-	-	1,055

Financial liabilities:
Deposits	$448,458	$452,529	$-	$452,529	$-
Short-term debt	6,305	6,305	-	6,305	-
Long-term debt	12,372	7,517	-	7,517	-
Accrued interest payable	225	225	-	-	225

SELECT BANCORP, INC.
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

SELECT BANCORP, INC.
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

NOTE F - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	June 30, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
U.S. government agencies-GSE’s
Within 1 year	$9,770	$21	$-	$9,791
After 1 year but within 5 years	2,437	4	(7)	2,434
After 5 years but within 10 years	11,821	9	(308)	11,522
After 10 years	3,466	-	(54)	3,412

Mortgage-backed securities-GSE’s
Within 1 year	46	3	-	49
After 1 year but within 5 years	23,995	901	-	24,896
After 5 years but within 10 years	20,326	75	(147)	20,254

Municipal bonds
Within 1 year	577	10	-	587
After 1 year but within 5 years	2,529	169	-	2,698
After 5 years but within 10 years	3,369	83	(5)	3,447
After 10 years	811	9	(6)	814

	$79,147	$1,284	$(527)	$79,904

As of June 30, 2014, accumulated other comprehensive income included net unrealized gains totaling $757,000. Deferred tax liabilities resulting from these unrealized gains totaled $346,000.

SELECT BANCORP, INC.
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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Securities available for sale:
U.S. government agencies-GSE’s	$9,162	$(101)	$5,732	$(268)	$14,894	$(369)
Mortgage-backed securities-GSE’s	8,761	(48)	4,905	(99)	13,666	(147)
Municipal bonds	1,752	(3)	522	(8)	2,274	(11)

Total temporarily impaired securities	$19,675	$(152)	$11,159	$(375)	$30,834	$(527)

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F- INVESTMENT SECURITIES (continued)

At June 30, 2014, the Company had nine AFS securities with an unrealized loss for twelve or more consecutive months. Three U.S. government agency GSE’s, four mortgage-backed GSE’s, and two municipal bonds had unrealized losses for more than twelve months totaling $375,000 at June 30, 2014. Six U.S. government agency GSE’s, five mortgage-backed GSE’s, and one municipal bond had unrealized losses for less than twelve months totaling $152,000 at June 30, 2014. All unrealized losses are attributable to the general trend of interest rates.

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$11,908	$(239)	$3,611	$(389)	$15,519	$(628)
Mortgage-backed securities-GSE’s	21,762	(312)	1,777	(90)	23,539	(402)
Municipal bonds	2,719	(143)	-	-	2,719	(143)
Total temporarily impaired securities	$36,389	$(694)	$5,388	$(479)	$41,777	$(1,173)

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS

Following is a summary of the composition of the Company’s loan portfolio at June 30, 2014 and December 31, 2013:

	June 30,		December 31,
	2014		2013
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)
Real estate loans:
1 to 4 family residential	$30,669	9.19%	$35,006	10.10%
Commercial real estate	156,971	47.02%	169,176	48.82%
Multi-family residential	18,436	5.52%	19,739	5.70%
Construction	60,541	18.13%	53,325	15.39%
Home equity lines of credit (“HELOC”)	30,561	9.15%	31,863	9.20%

Total real estate loans	297,178	89.01%	309,109	89.21%

Other loans:
Commercial and industrial	31,660	9.48%	29,166	8.42%
Loans to individuals	5,504	1.65%	8,584	2.48%
Overdrafts	155	0.05%	191	0.05%
Total other loans	37,319	11.18%	37,941	10.95%

Gross loans	334,497		347,050

Less deferred loan origination fees, net	(629)	(0.19)%	(550)	(0.16)%

Total loans	333,868	100.00%	346,500	100.00%

Allowance for loan losses	(6,447)		(7,054)

Total loans, net	$327,421		$339,446

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Loans are primarily made in southeastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

At June 30, 2014, the Company had pre-approved but unused lines of credit for customers totaling $98.7 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Also much consideration needs to be given to the cost of the project and sources of funds needed to complete construction as well as identifying any sources of equity funding. Construction loans are traditionally considered to be higher risk loans involving technical and legal requirements inherently different from other types of loans; however with thorough credit underwriting, proper loan structure, and diligent loan servicing, these risks can often be mitigated. Some examples of risks inherent in this type of lending include: underestimated costs, inflation of material and labor costs, site difficulties (i.e. rock, soil), project not built to plans, weather delays and natural disasters, borrower/contractor/subcontractor disputes which prompt liens, and interest rates increasing beyond budget.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$173	$265	$438	$31,222	$31,660
Construction	18	889	907	59,634	60,541
Multi-family residential	-	955	955	17,481	18,436
Commercial real estate	2	3,208	3,210	153,761	156,971
Loans to individuals & overdrafts	12	22	34	5,625	5,659
1-to-4 family residential	286	1,282	1,568	29,101	30,669
HELOC	22	986	1,008	29,553	30,561
Deferred loan (fees) cost, net					(629)

	$513	$7,607	$8,120	$326,377	$333,868

There were no loans that were more than 90 days past due and still accruing interest at June 30, 2014.

	December 31, 2013
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$70	$330	$400	$28,766	$29,166
Construction	36	1,206	1,242	52,083	53,325
Multi-family residential	-	1,004	1,004	18,735	19,739
Commercial real estate	446	4,441	4,887	164,289	169,176
Loans to individuals & overdrafts	4	5	9	8,766	8,775
1 to 4 family residential	318	1,092	1,410	33,596	35,006
HELOC	-	1,241	1,241	30,622	31,863
Deferred loan (fees) cost, net					(550)

	$874	$9,319	$10,193	$336,857	$346,500

There were no loans greater than 90 days past due and still accruing interest at December 31, 2013.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of June 30, 2014 and December 31, 2013:

				Three months ended		Six months ended
	As of June 30, 2014			June 30, 2014		June 30, 2014
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$122	$122	$-	$124	$2	$159	$5
Construction	1,634	1,848	-	1,706	20	1,846	43
Commercial real estate	3,271	4,441	-	3,363	37	3,639	107
Loans to individuals & overdrafts	2	5	-	2	-		2
Multi-family residential	2,331	2,605	-	2,335	36	2,358	75
1 to 4 family residential	2,379	2,804	-	2,421	25	2,967	64
HELOC	659	774	-	707	12	713	21
Subtotal:	10,398	12,599	-	10,658	132	11,684	315
With an allowance recorded:
Commercial and industrial	266	266	66	265	-	266	-
Construction	168	168	81	168	-	248	-
Commercial real estate	2,715	3,434	426	2,693	31	4,205	42
Loans to individuals & overdrafts	20	20	20	10	-		11
Multi-family residential	-	-	-	-	-	-	-
1 to 4 family residential	569	574	43	496	13	561	20
HELOC	400	643	140	473	4	477	9
Subtotal:	4,138	5,105	776	4,105	48	5,768	71
Totals:
Commercial	10,507	12,884	573	10,654	126	12,721	272
Consumer	22	25	20	12	-	13	-
Residential	4,007	4,795	183	4,097	54	4,718	114
Grand Total:	$14,536	$17,704	$776	$14,763	$180	$17,452	$386

Impaired loans at June 30, 2014 were approximately $14.5 million and were composed of $7.6 million in nonaccrual loans and $6.9 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $4.1 million in impaired loans had specific allowances provided for them while the remaining $10.4 million had no specific allowances recorded at June 30, 2014. Of the $10.4 million with no allowance recorded, $1.6 million of those loans have had partial charge-offs recorded.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans (continued)

				Three months ended		Six months ended
	As of December 31, 2013			June 30, 2013		June 30, 2013
		Contractual			Interest Income		Interest Income
		Unpaid	Related	Average	Recognized on	Average	Recognized on
	Recorded	Principal	Allowance	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	for Loan Losses	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$196	$257	$-	$500	$17	$515	$21
Construction	2,059	2,311	-	1,881	2	2,046	4
Commercial real estate	3,748	4,971	-	5,812	124	5,870	147
Loans to individuals & overdrafts	3	3	-	1	-	2	-
Multi-family residential	2,384	2,384	-	1,911	33	1,755	72
1 to 4 family residential	2,427	2,731	-	396	2	477	4
HELOC	767	854	-	2,707	31	2,713	64
Subtotal:	11,584	13,511	-	13,208	209	13,378	312

With an allowance recorded:
Commercial and industrial	267	267	63	79	-	75	-
Construction	328	406	91	472	5	403	7
Commercial real estate	5,695	5,695	541	3,972	-	4,150	30
Loans to individuals & overdrafts	2	2	-	13	-	16	-
Multi-family residential	-	-	-	-	-	13	-
1 to 4 family residential	553	553	320	947	20	940	28
HELOC	553	553	88	316	1	270	1
Subtotal:	7,398	7,476	1,103	5,799	26	5,867	66
Totals:
Commercial	14,677	16,291	695	14,627	181	14,827	281
Consumer	5	5	-	14	-	18	-
Residential	4,300	4,691	408	4,366	54	4,400	97
Grand Total:	$18,982	$20,987	$1,103	$19,007	$235	$19,245	$378

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the three and six months ended 2014 and 2013:

	Three months ended June 30, 2014			Six months ended June 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	$-	-	$-	$-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	-	-	-	1	22	22
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	-	-	-	1	22	22

Extended payment terms:
Commercial and industrial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	1	46	42	1	46	42
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	1	947	942	1	947	942
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-
Total	2	993	984	2	993	984

Other:
Commercial and industrial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	-	-	-	-	-	-

Total	2	$993	$984	3	$1,015	$1,006

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

	Three months ended June 30, 2013			Six months ended June 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	$-	-	$-	$-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	-	-	-	-	-	-

Extended payment terms:
Commercial and industrial	4	537	536	4	537	536
Construction	2	134	134	2	134	134
Commercial real estate	1	645	645	1	645	645
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	2	139	139	2	139	139
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	9	1,455	1,454	9	1,455	1,454

Other:
Commercial and industrial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	2	2,454	2,454	2	2,454	2,454
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	1	76	74	2	135	132
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	3	2,530	2,528	4	2,589	2,586

Total	12	$3,985	$3,982	13	$4,044	$4,040

As noted in the tables above, there were loans that were considered troubled debt restructurings for reasons other than below market interest rates, extended payment terms or forgiveness of principal. Loans in the “Other” category are those that were renewed at terms that vary from those that the Bank would enter into for new loans of the same type.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default together with concessions made by loan class during the three and six month periods ended June 30, 2014 and 2013:

	Three months ended		Six months ended
	June 30, 2014		June 30, 2014
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	-	$-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	1	22
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	1	22

Extended payment terms:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	1	947	1	947
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	1	947	1	947

Forgiveness of principal:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals and overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Other:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals and overdrafts	-	-	-	-
1-to-4 family residential	-	-	1	68
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	1	68

Total	1	$947	3	$1,037

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

	Three months ended		Six months ended
	June 30, 2013		June 30, 2013
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	-	$-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Extended payment terms:
Commercial and industrial	2	163	2	163
Construction	2	133	2	133
Commercial real estate	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	1	47	1	47
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	5	343	5	343

Forgiveness of principal:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals and overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Other:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	1	163	1	163
Loans to individuals and overdrafts	-	-	-	-
1-to-4 family residential	-	-	1	59
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	1	163	2	222

Total	6	$506	7	$565

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

At June 30, 2014, the Bank had forty-three loans with an aggregate balance of $8.1 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-four loans with a balance totaling $5.3 million were still accruing as of June 30, 2014. The remaining TDRs with balances totaling $2.8 million as of June 30, 2014 were in non-accrual status.

At June 30, 2013, the Bank had forty-one loans with an aggregate balance of $9.8 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-four loans with a balance totaling $7.4 million were still accruing as of June 30, 2013. The remaining TDRs with balances totaling $2.4 million as of June 30, 2013 were in non-accrual status.

SELECT BANCORP, INC.

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

SELECT BANCORP, INC.

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

SELECT BANCORP, INC.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of June 30, 2014 and December 31, 2013, respectively:

June 30, 2014
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
	(In thousands)

Superior	$835	$35	$-	$-
Very good	-	-	-	-
Good	3,589	235	15,887	4,158
Acceptable	16,874	1,831	59,526	7,922
Acceptable with care	9,761	56,480	65,397	4,024
Special mention	185	641	11,711	1,356
Substandard	416	1,319	4,450	976
Doubtful	-	-	-	-
Loss	-	-	-	-
	$31,660	$60,541	$156,971	$18,436

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$25,725	$29,290
Special mention	1,301	103
Substandard	3,643	1,168
	$30,669	$30,561

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$5,611
Non –pass	48
$5,659

SELECT BANCORP, INC.

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

SELECT BANCORP, INC.

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

As of March 31, 2014, the Company elected to change the allowance for loan loss model it uses to calculate historical loss rates and qualitative and environmental factors in its allowance for loan losses. The Company elected to change the model used for allowance for loan losses in order to utilize the loss migration, improve the objectivity of loss projections, and increase reliability of identifying losses inherent in the portfolio. The impact of the change to the model resulted in a $177,000 increase to our loan loss reserves as at the time of the change. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool.

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

SELECT BANCORP, INC.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three month and six month periods ended June 30, 2014 and June 30, 2013, respectively:

	Three months ended June 30, 2014
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	Family		individuals &	Family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)

Balance, beginning of period 3/31/2014	$513	$889	$3,283	$585	$1,293	$171	$291	$7,025
Provision (recovery) for loan losses	(4)	110	(384)	(9)	(106)	(9)	(25)	(427)
Loans charged-off	-	-	-	-	(231)	(13)	-	(244)
Recoveries	14	3	4	12	53	7	-	93

Balance, end of period 6/30/2014	$523	$1,002	$2,903	$588	$1,009	$156	$266	$6,447

Ending balance: individually evaluated for impairment	$66	$81	$426	$43	$140	$20	$-	$776
Ending balance: collectively evaluated for impairment	$457	$921	$2,477	$545	$869	$136	$266	$5,671

Loans:
Ending balance	$31,660	$60,541	$156,971	$30,669	$30,561	$5,659	$18,436	$334,497
Ending balance: individually evaluated for impairment	$388	$1,802	$5,986	$2,948	$1,059	$22	$2,331	$14,536
Ending balance: collectively evaluated for impairment	$31,272	$58,739	$150,985	$27,721	$29,502	$5,637	$16,105	$319,961

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

	Six months ended June 30, 2014
	Commercial			1-to-4		Loans to	Multi-
	And		Commercial	family		individuals &	Family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)

Balance, beginning of period 1/1/2014	$245	$565	$4,599	$826	$680	$65	$74	$7,054
Provision (recovery) for loan losses	318	376	(1,724)	(274)	539	97	192	(476)
Loans charged-off	(63)	-	-	(1)	(271)	(19)	-	(354)
Recoveries	23	61	28	37	61	13	-	223

Balance, end of period 6/30/2014	$523	$1,002	$2,903	$588	$1,009	$156	$266	$6,447

Ending balance: individually evaluated for impairment	$66	$81	$426	$43	$140	$20	$-	$776
Ending balance: collectively evaluated for impairment	$457	$921	$2,477	$545	$869	$136	$266	$5,671

SELECT BANCORP, INC.

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

SELECT BANCORP, INC.
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

During the three months ended June 30, 2013 the Company recorded net charge-offs of $182,000. Total loans outstanding during the second quarter of 2013 decreased, resulting in a $375,000 recovery in the provision for loan losses.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the three months and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)

Beginning balance	$132	$922	$(108)	$1,078

Unrealized gain (loss) on investment securities available for sale	482	(1,171)	718	(1,480)
Tax effect	(180)	398	(267)	503
Other comprehensive gain (loss) before reclassification	302	(773)	451	(977)

Amounts reclassified from accumulated comprehensive income:
Realized loss on investment securities included in net income	65	63	211	136
Tax effect	(24)	(21)	(79)	(46)
Total reclassifications net of tax	41	42	132	90

Net current period other comprehensive income (loss)	343	(731)	583	(887)

Ending balance	$475	$191	$475	$191

The income statement line items impacted by the reclassifications of realized gains (losses) on investment securities is the other non-interest expense and income tax expense line items in the consolidated statement of operations. The balance of accumulated other comprehensive income, net of tax, at June 30, 2014, is comprised of $302 of unrealized gains on securities available for sale. There was a reclassification of other comprehensive income, net of tax of $41, as of June 30, 2014, related to realized losses on available for sale securities during the period.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE I – MERGER WITH SELECT BANCORP, INC.

On September 30, 2013, the Company signed a merger agreement with Select Bancorp, Inc. (Legacy Select), a bank holding company headquartered in Greenville, North Carolina, whose wholly-owned subsidiary, Select Bank & Trust Company, was a state-chartered commercial bank with approximately $265.3 million in assets. The merger, which closed July 25, 2014, expanded the Bank’s North Carolina presence with six branches located in Greenville (two), Elizabeth City, Washington, Gibsonville and Burlington.

Under the terms of the merger agreement, former shareholders of Legacy Select common stock received 1.8264 shares of the Company’s common stock for each share of Legacy Select common stock. The Company issued approximately 4,416,668 shares of common stock in the merger.

In addition, each share of Legacy Select’s issued and outstanding preferred stock will be exchanged for one newly issued share of the Company’s preferred stock having terms substantially identical to the Legacy Select preferred stock. All of the issued and outstanding shares of Legacy Select’s preferred stock are held by the Secretary of the United States Treasury and were issued in connection with Legacy Select’s participation in the Small Business Lending Fund.

On July 25, 2014, New Century Bancorp acquired Select Bancorp, Inc., and its wholly-owned subsidiary, Select Bank & Trust Company and assumed the name, Select Bancorp, Inc. on that date. The financial data reported here is solely the financial information of the entity formerly known as New Century Bancorp. Commencing in the third quarter of 2014, consolidated financial information of the former New Century and Select entities will be reported upon the July 25, 2014 closing of the merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Select Bancorp, Inc. (the “Company”). This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results, performance or achievements may differ materially from the results expressed or implied by our forward-looking statements. Factors that could influence actual results, performance or achievements include changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

Overview

The Company is a commercial bank holding company and has one banking subsidiary, Select Bank & Trust Company (referred to as the “Bank”) and one unconsolidated subsidiary, New Century Statutory Trust I, which issued trust preferred securities in 2004 to provide additional capital for general corporate purposes. The Company’s only business activity is the ownership of the Bank and New Century Statutory Trust I. This discussion focuses primarily on the financial condition and operating results of the Bank.

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

Comparison of Financial Condition at

June 30, 2014 and December 31, 2013

During the first six months of 2014, total assets decreased by $17.4 million to $508.3 million as of June 30, 2014. Earning assets at June 30, 2014 totaled $458.7 million and consisted of $327.4 million in net loans, $79.9 million in investment securities, $49.8 million in overnight investments and interest-bearing deposits in other banks and $1.6 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the second quarter of 2014 were $428.7 million and $57.6 million, respectively.

Since the end of 2013, gross loans have decreased by $12.6 million to $333.9 million as of June 30, 2014 due to continued soft loan demand. Gross loans consisted of $31.7 million in commercial and industrial loans, $157.0 million in commercial real estate loans, $18.4 million in multi-family residential loans, $5.7 million in consumer loans, $30.7 million in residential real estate, $30.6 million in HELOC, and $60.5 million in construction loans. Deferred loan fees, net of costs, on these loans were $629,000.

At June 30, 2014 and December 31, 2013, the Company held $3.0 million in federal funds sold. Interest-earning deposits in other banks were $46.7 million at June 30, 2014, a $3.0 million decrease from December 31, 2013. The Company’s investment securities at June 30, 2014 were $79.9 million, a decrease of $3.9 million from December 31, 2013. The investment portfolio as of June 30, 2014 consisted of $27.2 million in government agency debt securities, $45.2 million in mortgage-backed securities and $7.5 million in municipal securities. The net unrealized gain on these securities was $757,000.

At June 30, 2014, the Company held an investment of $562,000 in the form of Federal Home Loan Bank (“FHLB”) stock, which decreased by $234,000 from December 31, 2013 due to a redemption by the FHLB. Also, the Company had $1.0 million in other non-marketable securities at June 30, 2014, which decreased by $14,000 from December, 31, 2013 due to a security redemption.

At June 30, 2014, non-earning assets were $49.6 million, an increase of $1.8 million from the $47.8 million as of December 31, 2013. Non-earning assets included $23.7 million in cash and due from banks, bank premises and equipment of $10.9 million, core deposit intangible of $124,000, accrued interest receivable of $1.5 million, foreclosed real estate of $1.2 million, $8.6 million in bank owned life insurance (“BOLI”), $2.2 million in deferred tax assets, and $1.4 million in all other assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets.

Total deposits at June 30, 2014 were $428.7 million and consisted of $82.0 million in non-interest-bearing demand deposits, $118.8 million in money market and NOW accounts, $17.3 million in savings accounts, and $210.6 million in time deposits. Total deposits decreased by $19.7 million from $448.5 million as of December 31, 2013. The Bank had $497,000 in brokered demand deposits and no brokered time deposits as of June 30, 2014. Overall deposits decreased due to reduced funding needs as a result of lower asset balances.

As of June 30, 2014, the Company had $7.2 million in repurchase agreements with local customers that are classified as short-term debt and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at June 30, 2014 was $57.6 million, an increase of $1.6 million from $56.0 million as of December 31, 2013. Accumulated other comprehensive income relating to available for sale securities increased $583,000 during the six months ended June 30, 2014. Other changes in shareholders’ equity included increases of $11,000 in stock-based compensation, net income of $885,000, and $68,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At June 30, 2014, the Company had $513,000 in loans that were 30 to 89 days past due. This represented 0.15% of gross loans outstanding on that date. This is a decrease from December 31, 2013 when there were $874,000 in loans that were 30-89 days past due or 0.25% of gross loans outstanding. Non-accrual loans decreased from $9.3 million at December 31, 2013 to $7.6 million at June 30, 2014.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased from 4.58% at December 31, 2013 to 3.88% at June 30, 2014, due to a decrease in accruing troubled debt restructurings and non-accruals and reduced loan balances.

At June 30, 2014, the Company had forty-three loans totaling $8.1 million that were considered to be troubled debt restructurings. Twenty-four of these loans totaling $5.3 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered non-performing loans regardless of accrual status.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	June 30,	December 31,
	2014	2013
	(Dollars in thousands)

Non-accrual loans	$7,607	$9,319

Accruing TDRs	5,345	6,537
Total non-performing loans	12,952	15,856
Foreclosed real estate	1,169	2,008

Total non-performing assets	$14,121	$17,864

Accruing loans past due 90 days or more	$-	$-
Allowance for loan losses	$6,447	$7,054

Non-performing loans to period end loans	3.88%	4.58%
Non-performing loans and accruing loans past due 90 days or more to period end loans	3.88%	4.58%
Allowance for loans losses to period end loans	1.93%	2.04%
Allowance for loan losses to non-performing loans	50%	44%
Allowance for loan losses to non-performing assets	46%	39%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	46%	39%
Non-performing assets to total assets	2.78%	3.40%
Non-performing assets and accruing loans past due 90 days or more to total assets	2.78%	3.40%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at June 30, 2014 and December 31, 2013 were $14.1 million and $17.9 million, respectively. The allowance for loan losses at June 30, 2014 represented 46% of non-performing assets compared to 39% at December 31, 2013.

Total impaired loans at June 30, 2014 were $14.5 million. This includes $7.6 million in loans that were classified as impaired because they were in non-accrual and $6.9 million in loans that were determined to be impaired for other reasons. Of these loans, $4.1 million required a specific reserve of $776,000 at June 30, 2014.

Total impaired loans at December 31, 2013 were $19.0 million. This includes $9.3 million in loans that were considered to be impaired due to being in non-accrual status and $9.7 million in loans that were deemed to be impaired for other reasons. Of these loans, $7.4 million required a specific reserve of $1.1 million at December 31, 2013.

The allowance for loan losses was $6.4 million at June 30, 2014 or 1.93% of gross loans outstanding. This is a decrease from the 2.04% reported as a percentage of gross loans at December 31, 2013. The allowance for loan losses at June 30, 2014 represented 44.4% of impaired loans compared to 37.2% at December 31, 2013. It is management’s assessment that the allowance for loan losses as of June 30, 2014 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be made that further adjustments to the allowance for loan losses may not be deemed necessary in the future.

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

At June 30, 2014 and December 31, 2013 the Company had $3.5 million and $3.7 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At June 30, 2014 and December 31, 2013 the Company had $5.7 million and $6.1 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 12.8% and 13.8% of total risk-based capital as of June 30, 2014 and December 31, 2013, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market weakens in terms of both market activity and collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At June 30, 2014 the Company had one product type group which exceeded this guideline; Real Estate Construction – Speculative and Presold, which represented 41% of risk-based capital, or $29.4 million. All other commercial real estate groups were under the 40% threshold. At December 31, 2013, there were no product types exceeding this internal guideline.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of June 30, 2014 and December 31, 2013.

Acquisition, Development and Construction Loans

(Dollars in thousands)

	June 30, 2014			December 31, 2013
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total

Total ADC loans	$49,930	$16,610	$60,541	$37,932	$15,393	$53,325

Average Loan Size	$126	$346		$128	$358

Percentage of total loans	13.16%	4.98%	18.13%	10.95%	4.44%	15.39%

Non-accrual loans	$664	$224	$889	$660	$546	$1,206

Management monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at
June 30, 2014 and December 31, 2013.

	June 30, 2014				December 31, 2013
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)

Harnett County	$4,755	7.85%	$6,088	19.92%	$3,862	7.24%	$6,258	19.64%
Cumberland County	26,751	44.19%	6,350	20.78%	20,737	38.89%	6,416	20.13%
Johnston County	1,261	2.08%	453	1.48%	653	1.22%	494	1.55%
Pitt County	4,602	7.60%	105	0.34%	5,825	10.92%	268	0.84%
Robeson County	849	1.40%	3,508	11.48%	1,083	2.03%	3,546	11.13%
Sampson County	148	0.25%	1,571	5.14%	357	0.67%	1,745	5.48%
Wake County	10,422	17.21%	823	2.69%	7,863	14.75%	709	2.23%
Wayne County	1,834	3.03%	5,435	17.78%	2,716	5.09%	5,469	17.16%
Hoke County	2,771	4.58%	138	0.45%	3,084	5.78%	166	0.52%
All other locations	7,148	11.81%	6,090	19.93%	7,145	13.41%	6,792	21.32%

Total	$60,541	100.00%	$30,561	100.00%	$53,325	100.00%	$31,863	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At June 30, 2014, the Company had $92.6 million in loans that had terms permitting interest only payments. This represented 27.7% of the total loan portfolio. At December 31, 2013, the Company had $89.6 million in loans that had terms permitting interest only payments. This represented 25.9% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $47.1 million, or 14.1% of total loans, at June 30, 2014 compared to $44.7 million, or 12.9% of total loans, at December 31, 2013. The Company’s ten largest customer relationships totaled $63.6 million, or 19.0% of total loans, at June 30, 2014 compared to $62.1 million, or 17.9% of total loans, at December 31, 2013. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended June 30, 2014 and 2013

General. During the second quarter of 2014, the Company had net income of $613,000 as compared with net income of $1.3 million for the second quarter of 2013. Net income per share for the second quarter of 2014 was $0.09, basic and diluted, compared with net income per share of $0.18, basic and diluted, for the second quarter of 2013. Results of operations for the second quarter of 2014 were primarily impacted by an increase of $398,000 in non-interest expense, merger expenses of $237,000, a decrease of $727,000 in loan interest income, and a larger recovery of loan losses of $427,000 compared to a recovery of $375,000 in the second quarter of 2013. Net interest margin of 3.64% in the second quarter of 2014 decreased 1 basis point from the same period in 2013.

Net Interest Income. Net interest income declined to $4.6 million for the second quarter of 2014 from $5.0 million for the second quarter of 2013. The Company’s total interest income was affected by a reduction in the balances and yield on interest-earning assets due to continued soft loan demand. Average total interest-earning assets were $463.8 million in the second quarter of 2014 compared with $511.1 million during the same period in 2013, while the yield on those assets decreased 18 basis points from 4.72% to 4.54%.

The Company’s average interest-bearing liabilities decreased by $47.8 million to $371.5 million for the quarter ended June 30, 2014 from $419.3 million for the same period one year earlier and the cost of those funds decreased from 1.30% to 1.20%, or 10 basis points. During the second quarter of 2014, the Company’s net interest margin was 3.64% and net interest spread was 3.34%. In the same quarter ended one year earlier, net interest margin was 3.65% and net interest spread was 3.42%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the second quarter, the Company recorded a recovery of loan losses of $427,000 which is a larger recovery than the recovery that was recorded in the second quarter of 2013. In both 2014 and 2013, the recovery resulted from a low level of net charge-offs coupled with a reduction in overall loan balances.

Non-Interest Income. Non-interest income for the quarter ended June 30, 2014 was $565,000, a decrease of $190,000 from the second quarter of 2013. Service charges on deposit accounts decreased $50,000 to $226,000 for the quarter ended June 30, 2014 from $276,000 for the same period in 2013, primarily due to a decline in overdraft charges. Fees from presold mortgages decreased $12,000 to $0 for the quarter ended June 30, 2014 from the same period in 2013. During the first quarter of 2013, the Company decided to close its mortgage division, while more efficient and profitable ways to generate income from the 1-4 family mortgage market are evaluated. Other non-deposit fees and income decreased $128,000 from the second quarter of 2013 to the second quarter of 2014 due to a decrease in income from non-marketable securities.

Non-Interest Expenses. Non-interest expenses increased by $398,000 to $4.2 million for the quarter ended June 30, 2014, from $3.8 million for the same period in 2013. In general, most categories of non-interest expenses increased, offset by decreases in professional fees, information systems and foreclosed real estate-related expenses. Non-interest expenses were also impacted by $237,000 in merger and restructuring charges related to the acquisition of Select Bancorp, Inc., and by the opening of the Raleigh branch in the fourth quarter of 2013. The following are highlights of the significant categories of non-interest expenses during the second quarter of 2014 versus the same period in 2013:

•	Personnel expenses increased $104,000 to $2.1 million, due to additions in personnel.
•	Foreclosed real estate-related expense decreased $27,000, primarily due to declining balances in the other real estate owned portfolio.
•	Merger related expenses incurred in the second quarter of 2014 were $237,000.
•	Other non-interest expenses increased by $33,000, due to small increases in several categories of other non-interest expenses.

Provision for Income Taxes. The Company’s effective tax rate was 38.8% and 36.6% for the quarters ended June 30, 2014 and 2013, respectively. The effective tax rate for the second quarter of 2014 was impacted by non-deductible merger expenses incurred in the second quarter of 2014.

As of June 30, 2014 and December, 31, 2013, the Company had a net deferred tax asset in the amount of $2.2 million and $2.5 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of June 30, 2014 and December 31, 2013, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Comparison of Results of Operations for the

Six months ended June 30, 2014 and 2013

General. During the first six months of 2014, the Company had net income of $885,000 as compared with net income of $2.1 million for the first six months of 2013. Net income per share for the first six months of 2014 was $0.13, basic and diluted, compared with net income per share of $0.30, basic and diluted, for the first six months of 2013. Results of operations for the first six months of 2014 were primarily impacted by an increase of $928,000 in non-interest expense, an increase in foreclosure-related expenses of $121,000, merger related expenses of $398,000, and lower interest income on loans of $9.7 million compared to $11.0 million in the first six months of 2013. Net interest margin of 3.58% in the first six months of 2014 increased 5 basis points from the same period in 2013.

Net Interest Income. Net interest income declined to $8.4 million for the first six months of 2014 from $9.1 million for the first six months of 2013. The Company’s total interest income was affected by a reduction in the balances and yield on interest-earning assets due to continued soft loan demand. Average total interest-earning assets were $467.5 million in the first six months of 2014 compared with $523.1 million during the same period in 2013, while the yield on those assets decreased 4 basis points from 4.60% to 4.56%.

The Company’s average interest-bearing liabilities decreased by $52.0 million to $375.0 million for the six months ended June 30, 2014 from $427.0 million for the same period one year earlier and the cost of those funds decreased from 1.31% to 1.22%, or 9 basis points. During the first six months of 2014, the Company’s net interest margin was 3.58% and net interest spread was 3.34%. In the same quarter ended one year earlier, net interest margin was 3.53% and net interest spread was 3.29%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the first six months of 2014, the Company recorded a recovery of loan losses of $476,000 which is a slightly larger recovery than the recovery that was recorded in the first six months of 2013. In both 2014 and 2013, the recovery resulted from a low level of net charge-offs coupled with a reduction in overall loan balances.

Non-Interest Income. Non-interest income for the six months ended June 30, 2014 was $1.2 million, a decrease of $183,000 from the first six months of 2013. Service charges on deposit accounts decreased $95,000 to $453,000 for the six months ended June 30, 2014 from $548,000 for the same period in 2013, primarily due to a decline in overdraft charges. Fees from presold mortgages decreased $73,000 to $0 for the six months ended June 30, 2014 from the same period in 2013. During the first quarter of 2013, the Company decided to close its mortgage division, while more efficient and profitable ways to generate income from the 1-4 family mortgage market are evaluated. Other non-deposit fees and income decreased $15,000 from the first six months of 2013 to the first six months of 2014 due to a decrease in income from non-marketable securities.

Non-Interest Expenses. Non-interest expenses increased by $928,000 to $8.6 million for the six months ended June 30, 2014, from $7.7 million for the same period in 2013. In general, most categories of non-interest expenses increased, offset by decreases in marketing and advertising and professional fees. Non-interest expenses were also impacted by $398,000 in merger and restructuring charges related to the acquisition of Select Bancorp, Inc., and by the opening of the Raleigh branch in the fourth quarter of 2013. The following are highlights of the significant categories of non-interest expenses during the first six months of 2014 versus the same period in 2013:

•	Personnel expenses increased $170,000 to $4.3 million, due to additions in personnel.
•	Foreclosed real estate-related expense increased $121,000, primarily due to a large loss on one property in the other real estate owned portfolio.
•	Merger related expenses incurred in the first six months of 2014 were $398,000.
•	Other non-interest expenses increased by $200,000, due to small increases in several categories of other non-interest expenses.

Provision for Income Taxes. The Company’s effective tax rate was 37.9% and 36.7% for the six months ended June 30, 2014 and 2013, respectively. The effective tax rate for the first six months of 2014 was impacted by non-deductible merger expenses incurred in 2014.

As of June 30, 2014 and December, 31, 2013, the Company had a net deferred tax asset in the amount of $2.2 million and $2.5 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of June 30, 2014 and December 31, 2013, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 30.2% of total assets at June 30, 2014.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of June 30, 2014, the Company had existing credit lines with other financial institutions to purchase up to $59.0 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $26.4 million of qualifying loans is pledged to the FHLB to secure borrowings. At June 30, 2014, the Company had no FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At June 30, 2014, total borrowings consisted of securities sold under agreements to repurchase of $7.2 million and junior subordinated debentures of $12.4 million.

Total deposits were $428.7 million at June 30, 2014. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 49.1% of total deposits at June 30, 2014. Time deposits of $100,000 or more represented 25.9% of the Company’s total deposits at June 30, 2014. At quarter-end, the Company had no brokered time deposits and $497,000 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 11.32% at June 30, 2014.

As the following table indicates, at June 30, 2014, the Company and the Bank both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
Former New Century Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	20.09%	8.00%
Tier 1 risk-based capital ratio	18.84%	4.00%
Leverage ratio	13.44%	4.00%

		Regulatory
	Actual	Minimum	Well-Capitalized
New Century Bank	Ratio	Requirement	Requirement

Total risk-based capital ratio	19.69%	10.00%	10.00%
Tier 1 risk-based capital ratio	18.44%	6.00%	6.00%
Leverage ratio	13.12%	5.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of June 30, 2014.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.

Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Principal Accounting Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the second quarter of 2014. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, in XBRL (eXtensible Business Reporting Language)*

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

SELECT BANCORP, INC.

Date: August 11, 2014	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: August 11, 2014	By:	/s/ Lisa F. Campbell
Lisa F. Campbell
Executive Vice President and Principal Accounting Officer

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, in XBRL (eXtensible Business Reporting Language)*

*Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

