Form 10-Q
period 2014-09-30
SELECT BANCORP, INC.
filed 2014-11-28
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

As of November 3, 2014, the Registrant had outstanding 11,377,980 shares of Common Stock, $1.00 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

SELECT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31,
	(Unaudited)	2013*
	(In thousands, except share and per share data)
ASSETS

Cash and due from banks	$33,641	$20,151
Interest-earning deposits in other banks	37,064	49,690
Federal funds sold and repurchase agreements	23,029	3,028
Investment securities available for sale, at fair value	103,437	83,836
Loans	546,475	346,500
Allowance for loan losses	(6,529)	(7,054)

NET LOANS	539,946	339,446

Accrued interest receivable	2,258	1,650
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	1,626	796
Other non marketable securities	1,021	1,055
Foreclosed real estate	1,687	2,008
Premises and equipment, net	17,608	10,900
Bank owned life insurance	10,883	8,463
Goodwill	5,003	-
Core deposit intangible	1,786	182
Other assets	5,994	4,441

TOTAL ASSETS	$784,983	$525,646

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$128,402	$85,347
Savings	38,698	16,597
Money market and NOW	177,592	124,635
Time	299,401	221,879

TOTAL DEPOSITS	644,093	448,458

Short term debt	18,077	6,305
Long term debt	26,049	12,372
Accrued interest payable	290	225
Accrued expenses and other liabilities	2,479	2,282

TOTAL LIABILITIES	690,988	469,642
Shareholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized; 7,645 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	7,645	-
Common stock, $1.00 par value, 25,000,000 shares authorized; 11,349,368 and 6,921,352 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	11,349	6,922
Additional paid-in capital	66,199	42,062
Retained earnings	8,188	7,128
Accumulated other comprehensive income (loss)	614	(108)

TOTAL SHAREHOLDERS’ EQUITY	93,995	56,004

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$784,983	$525,646

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$6,938	$5,184	$16,627	$16,162
Federal funds sold and interest-earning deposits in other banks	32	51	90	163
Investments	571	365	1,398	1,122
TOTAL INTEREST INCOME	7,541	5,600	18,115	17,447

INTEREST EXPENSE
Money market, NOW and savings deposits	96	104	213	343
Time deposits	956	1,112	2,890	3,473
Short term debt	44	9	57	34
Long term debt	73	74	217	222

TOTAL INTEREST EXPENSE	1,169	1,299	3,377	4,072

NET INTEREST INCOME	6,372	4,301	14,738	13,375

PROVISION FOR (RECOVERY OF) LOAN LOSSES	105	(130)	(370)	(605)

NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	6,267	4,431	15,108	13,980

NON-INTEREST INCOME
Fees from pre-sold mortgages	-	-	-	73
Service charges on deposit accounts	276	263	728	811
Net losses on sale of investment securities	(77)	(48)	(288)	(183)
Other fees and income	451	360	1,188	1,113

TOTAL NON-INTEREST INCOME	650	575	1,628	1,814

NON-INTEREST EXPENSE
Personnel	3,101	2,022	7,357	6,107
Occupancy and equipment	487	414	1,267	1,115
Deposit insurance	45	111	251	320
Professional fees	345	274	937	892
Information systems	347	319	1,015	983
Foreclosed real estate related expense	60	143	371	333
Merger and restructuring related expenses	1,325	-	1,723	-
Other	783	581	1,966	1,657

TOTAL NON-INTEREST EXPENSE	6,493	3,864	14,887	11,407

INCOME BEFORE INCOME TAX	424	1,142	1,849	4,387

INCOME TAXES	230	493	770	1,685

NET INCOME	194	649	1,079	2,702
DIVIDENDS AND ACCRETION OF PREFERRED STOCK	19	-	19	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$175	$649	$1,060	$2,702

NET INCOME PER COMMON SHARE
Basic	$0.02	$0.09	$0.13	$0.39
Diluted	$0.02	$0.09	$0.13	$0.39

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	10,195,846	6,921,352	8,025,706	6,917,958
Diluted	10,312,085	6,924,142	8,131,477	6,919,507

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)

Net income	$175	$649	$1,060	$2,702

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	145	(151)	863	(1,630)
Tax effect	(54)	51	(322)	554
	91	(100)	541	(1,076)
Reclassification adjustment for loss included in net income	77	48	288	183
Tax effect	(29)	(16)	(107)	(62)
	48	32	181	121

Total	139	(68)	722	(955)

Total comprehensive income	$314	$581	$1,782	$1,747

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

							Accumulated
					Additional		other com-	Total
	Preferred stock		Common stock		paid-in	Retained	prehensive	shareholders’
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	equity
	(Amounts in thousands, except share and per data share)

Balance at December 31, 2012	-	$-	6,913,636	$6,914	$42,000	$4,187	$1,078	$54,179

Net income	-	-	-	-	-	2,702	-	2,702

Other comprehensive loss, net	-	-	-	-	-	-	(955)	(955)

Stock option exercises	-	-	7,716	7	37	-	-	44

Stock based compensation	-	-	-	-	21	-	-	21

Balance at September 30, 2013	-	$-	6,921,352	$6,921	$42,058	$6,889	$123	$55,991

Balance at December 31, 2013	-	$-	6,921,352	$6,922	$42,062	$7,128	$(108)	$56,004

Net income	-	-	-	-	-	1,060	-	1,060

Other comprehensive income, net	-	-	-	-	-	-	722	722

Shares issued for Select merger	7,645	7,645	4,416,668	4,416	23,822	-	-	35,883

Preferred stock dividends paid	-	-	-	-	(19)	-	-	(19)

Stock option exercises	-	-	11,348	11	67	-	-	78

Stock based compensation	-	-	-	-	267	-	-	267

Balance at September 30, 2014	7,645	$7,645	11,349,368	$11,349	$66,199	$8,188	$614	$93,995

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,060	$2,702
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	(370)	(605)
Depreciation and amortization of premises and equipment	485	385
Amortization and accretion of investment securities	603	443
Amortization of deferred loan fees and costs	(255)	(174)
Amortization of core deposit intangible	186	87
Stock-based compensation	88	21
Increase in cash surrender value of bank owned life insurance	(186)	(176)
Gain on sale of premises and equipment	(6)	-
Net loss on sale and write-downs of foreclosed real estate	316	278
Net loss on investment security sales and pay-downs	288	183
Change in assets and liabilities:
Net change in accrued interest receivable	256	(117)
Net change in other assets	1,610	436
Net change in accrued expenses and other liabilities	(303)	141

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,772	3,604

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of FHLB stock	-	177
Redemption of non-marketable security	34	65
Purchase of investment securities available for sale	(7,444)	(23,269)
Maturities of investment securities available for sale	8,353	7,351
Mortgage-backed securities pay-downs	6,777	8,859
Sale of investment securities available for sale	954	-
Net change in loans outstanding	16,421	17,945
Cash received from acquisition	15,406	-
Proceeds from sale of foreclosed real estate	1,238	991
Proceeds from sale of premises and equipment	18	-
Purchases of premises and equipment	(494)	(328)

NET CASH PROVIDED BY INVESTING ACTIVITIES	41,263	11,791

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(26,572)	$(38,747)
Proceeds from short-term debt	4,001	-
Repayments on long-term debt	(1,658)	(3,641)
Dividends paid	(19)	-
Proceeds from stock option exercises	78	44

NET CASH USED IN FINANCING ACTIVITIES	(24,170)	(42,344)

NET CHANGE IN CASH AND CASH EQUIVALENTS	20,865	(26,949)

CASH AND CASH EQUIVALENTS, BEGINNING	72,869	113,608

CASH AND CASH EQUIVALENTS, ENDING	$93,734	$86,659

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,312	$4,118
Taxes	87	1,361

Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	722	(955)
Transfers from loans to foreclosed real estate	1,164	600
Transfers from loans held for sale to loans, at fair value	-	406

Business combinations:
Assets acquired	276,937	-
Liabilities assumed	245,878	-
Net assets acquired	31,059	-
Additional consideration ensuing from stock options issued to Legacy Select shareholders	179	-

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

On September 30, 2013, the Company signed a merger agreement with Select Bancorp, Inc. (“Legacy Select”), a bank holding company headquartered in Greenville, North Carolina, whose wholly-owned subsidiary, Select Bank & Trust Company, was a state-chartered commercial bank with approximately $265.3 million in assets. The merger, which closed July 25, 2014, expanded the Bank’s North Carolina presence with six branches located in Greenville (two), Elizabeth City, Washington, Gibsonville and Burlington.

On July 25, 2014, New Century Bancorp, Inc. (“New Century”) acquired Select Bancorp, Inc., and its wholly-owned subsidiary, Select Bank & Trust Company, and assumed the name, Select Bancorp, Inc.

Under the terms of the merger agreement, former shareholders of Legacy Select common stock received 1.8264 shares of the Company’s common stock for each share of Legacy Select common stock. The Company issued 4,416,668 shares of common stock in the merger.

In addition, each share of Legacy Select’s issued and outstanding preferred stock was exchanged for one newly issued share of the Company’s preferred stock having terms substantially identical to the Legacy Select preferred stock. All of the issued and outstanding shares of Legacy Select’s preferred stock are held by the Secretary of the United States Treasury and were issued in connection with Legacy Select’s participation in the Small Business Lending Fund.

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

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

Certain reclassifications of the September 30, 2013 information were made to conform to the September 30, 2014 presentation. Such reclassifications had no effect on shareholders’ equity or net income.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At September 30, 2014 and 2013 there were 71,080 and 278,659 anti-dilutive options outstanding for each three month period, and 75,783 and 308,909 anti-dilutive options for each nine month period, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted average shares used for basic net income available to common shareholders	10,195,846	6,921,352	8,025,706	6,917,958

Effect of dilutive stock options	116,239	2,790	105,771	1,549

Weighted average shares used for diluted net income available to common shareholders	10,312,085	6,924,142	8,131,477	6,919,507

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

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 660).” This Update sets new guidance to clarify principles for recognizing revenue and develops a common revenue standard with the International Accounting Standards Board. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the effect of adopting ASU 2014-09 on its consolidated financial statements.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (Topic 860).” The amendments in this Update require two accounting changes. First, the amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. Also, the amendments in this Update require disclosure for certain transactions accounted for as a sale and for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The accounting changes and the disclosure for certain transactions accounted for as a sale in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. Early adoption for a public business entity is prohibited. The Company is currently evaluating the effect of adopting ASU 2014-11 on its consolidated financial statements.

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

Note D – Business Combinations

On July 25, 2014, New Century acquired Legacy Select, and its wholly-owned subsidiary, Select Bank & Trust Company, and assumed the name, Select Bancorp, Inc. Under the acquisition method, the assets and liabilities of Legacy Select, as of the effective date of the acquisition, are recorded at their respective fair values. For the acquisition of Legacy Select, estimated fair values of assets acquired and liabilities assumed are based on the information that is available, and the Company believes this information provides a reasonable basis for determining fair values. Management is currently evaluating these fair values, which are subject to revision as more detailed analyses are completed and additional information becomes available, subject to a one-year maximum period following closing of the transaction. Any changes resulting from the evaluation of these or other estimates as of the acquisition date may change the amount of the preliminary fair values recorded.

The following table provides the carrying value of acquired assets and assumed liabilities, as recorded by the Company, the fair value adjustments calculated at the time of the merger and the resulting fair value recorded by the Company.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Note D – Business Combinations (continued)

	July 25, 2014
	As recorded by	Fair Value	As recorded by
	Legacy Select	adjustments	the Company
(Dollars in thousands)
Assets
Cash and cash equivalents	$15,406	$-	$15,406
Investment securities	28,264	(284)	27,980
Loans	223,131	(5,541)	217,590
Less: allowance for loan losses	(3,389)	3,389	-
Premises and equipment	6,380	332	6,712
Accrued interest receivable	864	(132)	732
Other real estate owned	71	-	71
Bank owned life insurance	2,234	-	2,234
Goodwill	1,488	(1,488)	-
Core deposit intangible	234	1,556	1,790
Other assets	2,507	1,915	4,422
Total assets acquired	$277,190	$(253)	$276,937

Liabilities
Deposits:
Noninterest-bearing	$42,507	$-	$42,507
Interest-bearing	177,525	2,175	179,700
Total deposits	220,032	2,175	222,207
Borrowings	22,198	908	23,106
Other liabilities	565	-	565
Total liabilities assumed	$242,795	$3,083	245,878
Fair value of net assets assumed			31,059
Value of preferred shares issued to Legacy Select shareholders			7,645
Value of common shares issued to Legacy Select shareholders			28,238
Additional consideration ensuing from stock options issued to Legacy Select shareholders			179
Goodwill recorded for Legacy Select			$5,003

Goodwill recorded for Legacy Select represents future revenues to be derived from the existing customer base, including efficiencies that will result from combining operations.

On July 25, 2014, 202,842 Legacy Select stock options were converted to 370,427 Company stock options. At September 30, 2014, 370,427 of these converted options were outstanding and exercisable with an average weighted remaining contractual life of approximately 3.84 years and an aggregate intrinsic value of $1.2 million. There were no exercises or forfeitures related to Legacy Select stock options during the third quarter.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Note D – Business Combinations (continued)

In determining the acquisition date fair value of purchased credit-impaired (“PCI”) loans, and in subsequent accounting, the Company generally aggregates loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are referred to as the “accretable yield” and recorded as interest income prospectively.

PCI loans acquired totaled $28.6 million at estimated fair value, and acquired performing loans totaling $189.0 million at estimated fair value were not credit impaired. The gross contractual amount receivable for PCI loans and acquired performing loans was $34.3 million and $231.8 million, respectively, as of the acquisition date.

For PCI loans acquired from Legacy Select, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the merger were:

(Dollars in thousands)	July 25, 2014

Contractually required payments	$34,329
Nonaccretable difference	1,402
Cash flows expected to be collected	32,927
Accretable yield	4,360
Fair value at acquisition date	$28,567

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Note D – Business Combinations (continued)

The following tables reflect the pro forma total net interest income, noninterest income and net income for the three months and nine months ended September 30, 2014 and 2013 as though the acquisition of Legacy Select had taken place on January 1, 2013. The pro forma results are not adjusted for acquisition-related expense, and are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on January 1, 2013, nor of future results of operations.

	Three Months Ended September 30
	2014	2013
	(Dollars in thousands, except per share)
Net interest income	$6,968	$6,664
Non-interest income	1,157	892
Net income	845	1,239

Earnings per share, basic	$0.07	$0.11
Earnings per share, diluted	$0.07	$0.11

Weighted average common shares outstanding, basic	11,349,368	11,292,404
Weighted average common shares outstanding, diluted	11,478,758	11,427,956

	Nine Months Ended September 30
	2014	2013
	(Dollars in thousands, except per share)
Net interest income	$20,074	$20,328
Non-interest income	2,863	2,876
Net income	3,476	4,385

Earnings per share, basic	$0.31	$0.39
Earnings per share, diluted	$0.30	$0.38

Weighted average common shares outstanding, basic	11,349,368	11,292,404
Weighted average common shares outstanding, diluted	11,478,758	11,427,956

Merger-related expense in 2013 totaled $428,000. These costs were recorded as noninterest expense as incurred. There were no merger-related expenses in 2012 or 2011. The components of merger-related expense for the nine months ended September 30, 2014 are as follows (dollars in thousands):

Personnel	$2
Furniture and equipment	8
Technology and data processing	1,127
Legal and professional	452
Marketing	63
Stationery, printing and supplies	31
Travel, dues and subscriptions	39
Other	1

Total merger-related expense	$1,723

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

·	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

·	Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

·	Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the nine months ended September 30, 2014. Valuation techniques are consistent with techniques used in prior periods.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

Investment securities available for sale September 30, 2014	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$27,393	$-	$27,393	$-
Mortgage-backed securities - GSE’s	55,002	-	55,002	-
Municipal bonds	21,042	-	21,042	-

Total	$103,437	$-	$103,437	$-

Investment securities available for sale December 31, 2013	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$34,665	$-	$34,665	$-
Mortgage-backed securities - GSE’s	41,065	-	41,065	-
Municipal bonds	8,106	-	8,106	-

Total	$83,836	$-	$83,836	$-

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2014 and December 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At September 30, 2014, the discounts used are weighted between 5% and 50%. There were no transfers between levels from the prior reporting periods and there have been no changes in valuation techniques for the three months ended September 30, 2014.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At September 30, 2014, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three months ended September 30, 2014.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

Asset Category September 30, 2014	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$4,433	$-	$-	$4,433
Foreclosed real estate	1,687	-	-	1,687
Total	$6,120	$-	$-	$6,120

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

As of September 30, 2014, the Bank identified $13.9 million in impaired loans, of which $4.4 million were carried at fair value on a non-recurring basis which included $3.9 million in loans that required a specific reserve of $705,000, and an additional $1.3 million in other loans without specific reserves that had partial charge-offs.

Asset Category December 31, 2013	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$8,477	$-	$-	$8,477

Foreclosed real estate	2,008	-	-	2,008

Total	$10,485	$-	$-	$10,485

As of December 31, 2013, the Bank identified $19.0 million in impaired loans, of which $9.9 million were carried at fair value on a non-recurring basis which included $7.4 million in loans that required a specific reserve of $1.1 million, and an additional $2.5 million in other loans without specific reserves that had charge-offs.

The following table presents the carrying values and estimated fair values of the Company's financial instruments at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$33,641	$33,641	$33,641	$-	$-
Interest-earning deposits in other banks	37,064	37,064	37,064	-	-
Federal funds sold and Repurchase agreements	23,029	23,029	23,029	-	-
Investment securities available for sale	103,437	103,437	-	103,437	-
Loans, net	539,946	550,722	-	-	550,722
Accrued interest receivable	2,258	2,258	-	-	2,258

Stock in FHLB	1,626	1,626	-	-	1,626
Other non-marketable securities	1,021	1,021	-	-	1,021

Financial liabilities:
Deposits	$644,093	$646,867	$-	$646,867	$-
Short term debt	18,077	18,077	-	18,077	-
Long term debt	26,049	26,049	-	26,049	-
Accrued interest payable	290	290	-	-	290

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

Stock in Federal Home Loan Bank of Atlanta and Other Non-marketable Securities

The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the FHLB stock. The fair value of stock in other non-marketable securities is assumed to approximate carrying value.

Deposits

The fair value of demand deposits is the amount payable on demand at the reporting date. The fair values of time deposits are estimated using the rates currently offered for instruments of similar remaining maturities.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

Short-term Debt

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

NOTE F - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	September 30, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
U.S. government agencies-GSE’s
Within 1 year	$8,619	$20	$-	$8,639
After 1 year but within 5 years	1,978	3	(1)	1,980
After 5 years but within 10 years	12,576	28	(326)	12,278
After 10 years	4,562	-	(66)	4,496

Mortgage-backed securities-GSE’s
Within 1 year	29	2	-	31
After 1 year but within 5 years	35,282	828	(86)	36,024
After 5 years but within 10 years	16,017	67	(108)	15,976
After 10 years	2,964	9	(2)	2,971

Municipal bonds
Within 1 year	576	6	-	582
After 1 year but within 5 years	3,798	191	-	3,989
After 5 years but within 10 years	6,324	186	(2)	6,508
After 10 years	9,732	242	(11)	9,963

	$102,457	$1,582	$(602)	$103,437

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES (continued)

As of September 30, 2014, accumulated other comprehensive income included net unrealized gains totaling $980,000. Deferred tax liabilities resulting from these unrealized gains totaled $258,000.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013.

	September 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	Losses	value	losses	value	losses
	(In thousands)
Securities available for sale:
U.S. government agencies- GSE’s	$736	$(1)	$12,701	$(392)	$13,437	$(393)
Mortgage-backed securities- GSE’s	10,832	(81)	4,701	(115)	15,533	(196)
Municipal bonds	861	(11)	112	(2)	973	(13)

Total temporarily impaired securities	$12,429	$(93)	$17,514	$(509)	$29,943	$(602)

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F- INVESTMENT SECURITIES (continued)

At September 30, 2014, the Company had thirteen AFS securities with an unrealized loss for twelve or more consecutive months. Eight U.S. government agency GSE’s, four mortgage-backed GSE’s, and one municipal bond had unrealized losses for more than twelve months totaling $509,000 at September 30, 2014. One U.S. government agency GSE, seven mortgage-backed GSE’s, and two municipal bonds had unrealized losses for less than twelve months totaling $93,000 at September 30, 2014. All unrealized losses are attributable to the general trend of interest rates.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS

Following is a summary of the composition of the Company’s loan portfolio at September 30, 2014 and December 31, 2013:

	September 30,		December 31,
Total Loans:	2014		2013
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)
Real estate loans:
1 to 4 family residential	$91,905	16.82%	$35,006	10.10%
Commercial real estate	236,672	43.31%	169,176	48.82%
Multi-family residential	41,915	7.67%	19,739	5.70%
Construction	79,382	14.52%	53,325	15.39%
Home equity lines of credit (“HELOC”)	37,758	6.91%	31,863	9.20%

Total real estate loans	487,632	89.23%	309,109	89.21%

Other loans:
Commercial and industrial	52,409	9.59%	29,166	8.42%
Loans to individuals	6,925	1.27%	8,584	2.48%
Overdrafts	92	0.02%	191	0.05%
Total other loans	59,426	10.88%	37,941	10.95%

Gross loans	547,058	347,050
Less deferred loan origination fees, net	(583)	(0.11)%	(550)	(0.16)%
Total loans	546,475	100.00%	346,500	100.00%

Allowance for loan losses	(6,529)		(7,054)

Total loans, net	$539,946		$339,446

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

	September 30,
PCI Loans:	2014
		Percent
	Amount	of total
	(Dollars in thousands)
Real estate loans:
1 to 4 family residential	$10,373	37.42%
Commercial real estate	12,072	43.54%
Multi-family residential	2,750	9.92%
Construction	1,478	5.33%
Home equity lines of credit (“HELOC”)	187	0.67%

Total real estate loans	26,860	96.88%

Other loans:
Commercial and industrial	703	2.54%
Loans to individuals	161	0.58%
Total other loans	864	3.12%

Gross loans	27,724
Less deferred loan origination fees, net	-	-%
Total loans	27,724	100.00%

Allowance for loan losses	-

Total loans, net	$27,724

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

	September 30,		December 31,
Loans – excluding PCI:	2014		2013
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)
Real estate loans:
1 to 4 family residential	$81,532	15.72%	$35,006	10.10%
Commercial real estate	224,600	43.29%	169,176	48.82%
Multi-family residential	39,165	7.55%	19,739	5.70%
Construction	77,904	15.02%	53,325	15.39%
Home equity lines of credit (“HELOC”)	37,571	7.24%	31,863	9.20%

Total real estate loans	460,772	88.82%	309,109	89.21%

Other loans:
Commercial and industrial	51,706	9.97%	29,166	8.42%
Loans to individuals	6,764	1.30%	8,584	2.48%
Overdrafts	92	0.02%	191	0.05%
Total other loans	58,562	11.29%	37,941	10.95%

Gross loans	519,334	347,050
Less deferred loan origination fees, net	(583)	(0.11)%	(550)	(0.16)%
Total loans	518,751	100.00%	346,500	100.00%

Allowance for loan losses	(6,529)		(7,054)

Total loans, net	$512,222		$339,446

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Loans are primarily made in eastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

At September 30, 2014, the Company had pre-approved but unused lines of credit for customers totaling $127.4 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

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

Multi-family Residential Loans

Multi-family residential loans are typically non-farm properties with 5 or more dwelling units in structures which include apartment buildings used primarily to accommodate households on a more or less permanent basis. Successful performance of these types of loans is primarily dependent on occupancy rates, rental rates, and property management.

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

Loans to Individuals & Overdrafts

Consumer loans are approved using Bank policies and procedures established to evaluate each credit request. All lending decisions and credit risks are required to be clearly documented. Several factors are considered in making these decisions such as credit score, adjusted net worth, liquidity, debt ratio, disposable income, credit history, and loan-to-value of the collateral. This process, combined with the relatively smaller loan amounts spreads the risk among many individual borrowers. Overdrafts on customer accounts are classified as loans for reporting purposes.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of September 30, 2014 and December 31, 2013, respectively:

Total Loans:	September 30, 2014
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$138	$265	$403	$52,006	$52,409
Construction	-	821	821	78,561	79,382
Multi-family residential	888	948	1,836	40,079	41,915
Commercial real estate	180	3,010	3,190	233,482	236,672
Loans to individuals & overdrafts	11	21	32	6,985	7,017
1-to-4 family residential	644	1,305	1,949	89,956	91,905
HELOC	97	893	990	36,768	37,758
Deferred loan (fees) cost, net	-	-	-	-	(583)

	$1,958	$7,263	$9,221	$537,837	$546,475

Total PCI Loans:	September 30, 2014
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$-	$-	$-	$703	$703
Construction	-	-	-	1,478	1,478
Multi-family residential	159	-	159	2,591	2,750
Commercial real estate	-	-	-	12,072	12,072
Loans to individuals & overdrafts	-	-	-	161	161
1-to-4 family residential	158	-	158	10,215	10,373
HELOC	-	-	-	187	187

	$317	$-	$317	$27,407	$27,724

Total Loans (excluding PCI):	September 30, 2014
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$138	$265	$403	$51,303	$51,706
Construction	-	821	821	77,083	77,904
Multi-family residential	729	948	1,677	37,488	39,165
Commercial real estate	180	3,010	3,190	221,410	224,600
Loans to individuals & overdrafts	11	21	32	6,824	6,856
1-to-4 family residential	486	1,305	1,791	79,741	81,532
HELOC	97	893	990	36,581	37,571
Deferred loan (fees) cost, net	-	-	-	-	(583)

	$1,641	$7,263	$8,904	$510,430	$518,751

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

There were no loans that were more than 90 days past due and still accruing interest at September 30, 2014.

	December 31, 2013
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$70	$330	$400	$28,766	$29,166
Construction	36	1,206	1,242	52,083	53,325
Multi-family residential	-	1,004	1,004	18,735	19,739
Commercial real estate	446	4,441	4,887	164,289	169,176
Loans to individuals & overdrafts	4	5	9	8,766	8,775
1 to 4 family residential	318	1,092	1,410	33,596	35,006
HELOC	-	1,241	1,241	30,622	31,863
Deferred loan (fees) cost, net	-	-	-	-	(550)

	$874	$9,319	$10,193	$336,857	$346,500

There were no loans greater than 90 days past due and still accruing interest at December 31, 2013.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of September 30, 2014 and December 31, 2013:

				Three months ended		Nine months ended
	As of September 30, 2014			September 30, 2014		September 30, 2014
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$116	$116	$-	$119	$3	$156	$8
Construction	1,407	1,627	-	1,520	21	1,733	64
Commercial real estate	2,951	4,103	-	3,111	35	3,479	143
Loans to individuals & overdrafts	1	4	-	1	-	2	-
Multi-family residential	2,290	2,570	-	2,311	25	2,337	100
1 to 4 family residential	2,630	3,068	-	2,505	48	3,092	120
HELOC	650	771	-	654	7	708	28
Subtotal:	10,045	12,259	-	10,221	139	11,507	463
With an allowance recorded:
Commercial and industrial	265	266	66	265	-	266	-
Construction	168	168	81	168	-	248	-
Commercial real estate	2,815	3,537	455	2,765	16	4,255	59
Loans to individuals & overdrafts	20	20	20	20	-	11	-
Multi-family residential	-	-	-	-	-	-	-
1 to 4 family residential	314	319	29	442	-	434	11
HELOC	314	556	54	357	-	433	8
Subtotal:	3,896	4,866	705	4,017	16	5,647	78
Totals:
Commercial	10,012	12,387	602	10,259	100	12,474	374
Consumer	21	24	20	21	-	13	-
Residential	3,908	4,714	83	3,958	55	4,667	167
Grand Total:	$13,941	$17,125	$705	$14,238	$155	$17,154	$541

Impaired loans at September 30, 2014 were approximately $13.9 million and were composed of $7.3 million in nonaccrual loans and $6.6 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $3.9 million in impaired loans had specific allowances provided for them while the remaining $10.0 million had no specific allowances recorded at September 30, 2014. Of the $10.0 million with no allowance recorded, $1.3 million of those loans have had partial charge-offs recorded.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans (continued)

				Three months ended		Nine months ended
	As of December 31, 2013			September 30, 2013		September 30, 2013
		Contractual			Interest Income		Interest Income
		Unpaid	Related	Average	Recognized on	Average	Recognized on
	Recorded	Principal	Allowance	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	for Loan Losses	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$196	$257	$-	$644	$27	$543	$31
Construction	2,059	2,311	-	1,787	5	2,006	8
Commercial real estate	3,748	4,971	-	5,494	-	5,297	-
Loans to individuals & overdrafts	3	3	-	1	-	2	-
Multi-family residential	2,384	2,384	-	2,401	-	1,915	-
1 to 4 family residential	2,427	2,731	-	2,955	100	2,877	133
HELOC	767	854	-	629	3	552	4
Subtotal:	11,584	13,511	-	13,911	135	13,192	176

With an allowance recorded:
Commercial and industrial	267	267	63	7	-	60	-
Construction	328	406	91	580	10	451	12
Commercial real estate	5,695	5,695	541	3,850	143	4,527	202
Loans to individuals & overdrafts	2	2	-	12	-	17	-
Multi-family residential	-	-	-	-	-	10	-
1 to 4 family residential	553	553	88	1,146	1	967	8
HELOC	553	553	320	352	3	254	3
Subtotal:	7,398	7,476	1,103	5,947	157	6,286	225
Totals:
Commercial	14,677	16,291	695	14,763	185	14,809	253
Consumer	5	5	-	13	-	19	-
Residential	4,300	4,691	408	5,082	107	4,650	148
Grand Total:	$18,982	$20,987	$1,103	$19,858	$292	$19,478	$401

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30, 2014			Nine months ended September 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	$-	-	$-	$-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	-	-	-	1	22	20
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	-	-	-	1	22	20

Extended payment terms:
Commercial and industrial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	1	947	942
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	-	-	-	1	46	41
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	-	-	-	2	993	983

Other:
Commercial and industrial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	-	-	-	-	-	-

Total	-	$-	$-	3	$1,015	$1,003

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

	Three months ended September 30, 2013			Nine months ended September 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
	(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	$-	-	$-	$-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	3	276	275	3	276	275
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	3	276	275	3	276	275

Extended payment terms:
Commercial and industrial	-	-	-	4	537	522
Construction	-	-	-	2	134	133
Commercial real estate	-	-	-	1	645	645
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	2	945	933	4	1,084	1,071
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	2	945	933	11	2,400	2,371

Other:
Commercial and industrial	-	-	-	-	-	-
Construction	1	69	68	1	69	68
Commercial real estate	-	-	-	2	2,454	2,433
Loans to individuals & overdrafts	-	-	-	-	-	-
1-to-4 family residential	-	-	-	2	135	130
Multi-family residential	-	-	-	-	-	-
HELOC	-	-	-	-	-	-
Total	1	69	68	5	2,658	2,631

Total	6	$1,290	$1,276	19	$5,334	$5,277

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default together with concessions made by loan class during the three and nine month periods ended September 30, 2014 and 2013:

	Three months ended		Nine months ended
	September 30, 2014		September 30, 2014
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	-	$-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	1	21
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	1	21

Extended payment terms:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	1	947
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	1	947

Forgiveness of principal:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Other:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Total	-	$-	2	$968

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

	Three months ended		Nine months ended
	September 30, 2013		September 30, 2013
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
(Dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-	-	$-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Extended payment terms:
Commercial and industrial	-	-	2	156
Construction	-	-	2	132
Commercial real estate	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	1	47
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	5	335

Forgiveness of principal:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	-	-

Other:
Commercial and industrial	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	1	161
Loans to individuals & overdrafts	-	-	-	-
1-to-4 family residential	-	-	-	-
Multi-family residential	-	-	-	-
HELOC	-	-	-	-
Total	-	-	1	161

Total	-	$-	6	$496

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

At September 30, 2014, the Bank had forty-two loans with an aggregate balance of $7.9 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-five loans with a balance totaling $5.1 million were still accruing as of September 30, 2014. The remaining TDRs with balances totaling $2.8 million as of September 30, 2014 were in non-accrual status.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of September 30, 2014 and December 31, 2013, respectively:

Total loans:

September 30, 2014
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(In thousands)

Superior	$1,352	$-	$-	$-
Very good	991	-	-	3,600
Good	3,533	2,523	15,611	3,957
Acceptable	28,138	12,434	132,635	23,283
Acceptable with care	17,722	63,135	78,335	8,785
Special mention	202	67	5,131	1,342
Substandard	471	1,223	4,960	948
Doubtful	-	-	-	-
Loss	-	-	-	-
	$52,409	$79,382	$236,672	$41,915

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$83,501	$36,560
Special mention	4,033	112
Substandard	4,371	1,086
	$91,905	$37,758

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$6,941
Non –pass	76
$7,017

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Total PCI loans:

September 30, 2014
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(In thousands)

Superior	$-	$-	$-	$-
Very good	-	-	-	-
Good	-	-	-	-
Acceptable	-	-	-	-
Acceptable with care	643	1,411	9,524	2,750
Special mention	-	67	1,987	-
Substandard	60	-	561	-
Doubtful	-	-	-	-
Loss	-	-	-	-
	$703	$1,478	$12,072	$2,750

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$6,810	$187
Special mention	2,951	-
Substandard	612	-
	$10,373	$187

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$149
Non –pass	12
$161

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Total loans, excluding PCI loans:

September 30, 2014
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(In thousands)

Superior	$1,352	$-	$-	$-
Very good	991	-	-	3,600
Good	3,533	2,523	15,611	3,957
Acceptable	28,138	12,434	132,635	23,283
Acceptable with care	17,079	61,724	68,811	6,035
Special mention	202	-	3,144	1,342
Substandard	411	1,223	4,399	948
Doubtful	-	-	-	-
Loss	-	-	-	-
	$51,706	$77,904	$224,600	$39,165

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$76,691	$36,373
Special mention	1,082	112
Substandard	3,759	1,086
	$81,532	$37,571

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$6,792
Non –pass	64
$6,856

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

December 31, 2013
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(dollars in thousands)

Superior	$830	$40	$-	$-
Very good	-	-	-	-
Good	5,793	1,133	19,301	4,203
Acceptable	11,572	2,838	63,447	6,812
Acceptable with care	5,307	46,597	57,768	6,340
Special mention	5,122	1,126	21,305	1,380
Substandard	542	1,591	7,355	1,004
Doubtful	-	-	-	-
Loss	-	-	-	-
	$29,166	$53,325	$169,176	$19,739

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$29,364	$30,116
Special mention	1,632	245
Substandard	4,010	1,502
	$35,006	$31,863

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$7,629
Non-pass	1,146
$8,775

The following table documents changes to the amount of the accretable yield for the three months ended September 30, 2014 (dollars in thousands):

Accretable yield, beginning of period	$-
Addition from Legacy Select acquisition	4,360
Accretion	(256)
Reclassification from (to) nonaccretable difference	-
Accretable yield, end of period	$4,104

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

As of March 31, 2014, the Company elected to change the allowance for loan loss model it uses to calculate historical loss rates and qualitative and environmental factors in its allowance for loan losses. The Company elected to change the model used for allowance for loan losses in order to utilize the loss migration, improve the objectivity of loss projections, and increase reliability of identifying losses inherent in the portfolio. The impact of the change to the model resulted in a $177,000 increase to our loan loss reserves as of the time of the change. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (continued)

•	Portfolio growth – Measures the impact of growth and potential risk derived from new loan production.

External Factors

•	GDP growth rate – Impact of general economic factors that affect the portfolio.
•	North Carolina unemployment rate – Impact of local economic factors that affect the portfolio.
•	Peer group delinquency rate – Measures risk associated with the credit requirements of competitors.
•	Prime rate change – Measures the effect on the portfolio in the event of changes in the prime lending rate.

Each pool is assigned an adjustment to the potential loss percentage by assessing its characteristics against each of the factors listed above.

Reserves are generally divided into three allocation segments:

1.	Individual reserves. These are calculated according to ASC Section 310-10-35 against loans evaluated individually and deemed to most likely be impaired. All loans in non-accrual status and all substandard loans that are deemed to be collateral dependent are assessed for impairment. Loans are deemed uncollectible based on a variety of credit, collateral, documentation and other issues. In the case of uncollectible receivables, the collateral is considered unsecured and therefore fully charged off.

2.	Formula reserves. Formula reserves are held against loans evaluated collectively. Loans are grouped by type or by risk grade, or some combination of the two. Loss estimates are based on historical loss rates for each respective loan group. Formula reserves represent the Company’s best estimate of losses that may be inherent, or embedded, within the group of loans, even if it is not apparent at this time which loans within any group or pool represent those embedded losses.

3.	Qualitative and external reserves. If individual reserves represent estimated losses tied to specific loans, and formula reserves represent estimated losses tied to a pool of loans but not yet to any specific loan, then these reserves represent an estimate of losses that are expected, but are not yet tied to any loan or group of loans.

All information related to the calculation of the three segments, including data analysis, assumptions, calculations, etc. are documented. Assigning specific individual reserve amounts, formula reserve factors, or unallocated amounts based on unsupported assumptions or conclusions is not permitted.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three month and nine month periods ended September 30, 2014 and 2013, respectively:

	Three months ended September 30, 2014
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)

Balance, end of period 6/30/2014	$523	$1,002	$2,903	$588	$1,009	$156	$266	$6,447
Provision (recovery) for loan losses	67	(15)	188	(48)	(137)	44	6	105
Loans charged-off	-	(4)	-	-	(26)	(37)	-	(67)
Recoveries	5	2	6	12	14	5	-	44

Balance, end of period 9/30/2014	$595	$985	$3,097	$552	$860	$168	$272	$6,529

Ending balance: individually evaluated for impairment	$66	$81	$455	$29	$54	$20	$-	$705
Ending balance: collectively evaluated for impairment	$529	$904	$2,642	$523	$806	$148	$272	$5,824

Loans:
Ending balance	$52,409	$79,382	$236,672	$91,905	$37,758	$7,017	$41,915	$547,058
Ending balance: individually evaluated for impairment	$381	$1,575	$5,766	$2,944	$964	$21	$2,290	$13,941
Ending balance: collectively evaluated for impairment	$52,028	$77,807	$230,906	$88,961	$36,794	$6,996	$39,625	$533,117

There is no allowance for PCI loans as of September 30, 2014.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

	Nine months ended September 30, 2014
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)

Balance, beginning of period 1/1/2014	$245	$565	$4,599	$826	$680	$65	$74	$7,054
Provision (recovery) for loan losses	385	361	(1,536)	(322)	402	142	198	(370)
Loans charged-off	(63)	(4)	-	(1)	(297)	(57)	-	(422)
Recoveries	28	63	34	49	75	18	-	267

Balance, end of period 9/30/2014	$595	$985	$3,097	$552	$860	$168	$272	$6,529

Ending balance: individually evaluated for impairment	$66	$81	$455	$29	$54	$20	$-	$705
Ending balance: collectively evaluated for impairment	$529	$904	$2,642	$523	$806	$148	$272	$5,824

There is no allowance for PCI loans as of September 30, 2014.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

	Three months ended September 30, 2013
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)

Balance, end of period 6/30/2013	$250	$608	$4,585	$1,045	$610	$62	$58	$7,218
Provision (recovery) for loan losses	(58)	(56)	218	(429)	153	14	28	(130)
Loans charged-off	(1)	(28)	(206)	(187)	(192)	(21)	-	(635)
Recoveries	13	22	24	352	(14)	8	-	405

Balance, end of period 9/30/2013	$204	$546	$4,621	$781	$557	$63	$86	$6,858

Ending balance: individually evaluated for impairment	$7	$43	$361	$75	$117	$2	$-	$605
Ending balance: collectively evaluated for impairment	$197	$503	$4,260	$706	$440	$61	$86	$6,253

Loans:
Ending balance	$29,233	$51,950	$174,746	$34,157	$32,206	$8,194	$19,145	$349,631
Ending balance: individually evaluated for impairment	$642	$2,347	$9,233	$4,110	$930	$11	$2,395	$19,668
Ending balance: collectively evaluated for impairment	$28,591	$49,603	$165,513	$30,047	$31,276	$8,183	$16,750	$329,963

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

During the three months ended September 30, 2013 the Company recorded net charge-offs of $231,000. Total loans outstanding during the third quarter of 2013 decreased, resulting in a $130,000 recovery in the provision for loan losses.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the three months and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)

Beginning balance	$475	$191	$(108)	$1,078

Unrealized gain (loss) on investment securities available for sale	145	(151)	863	(1,630)
Tax effect	(54)	51	(322)	554
Other comprehensive gain (loss) before reclassification	91	(100)	541	(1,076)
Amounts reclassified from accumulated comprehensive income:
Realized loss on investment securities included in net income	77	48	288	183
Tax effect	(29)	(16)	(107)	(62)
Total reclassifications net of tax	48	32	181	121

Net current period other comprehensive income (loss)	139	(68)	722	(955)

Ending balance	$614	$123	$614	$123

The income statement line items impacted by the reclassifications of realized gains (losses) on investment securities are the other non-interest expense and income tax expense line items in the consolidated statement of operations. The balance of accumulated other comprehensive income, net of tax, at September 30, 2014, is comprised of $541,000 of unrealized gains on securities available for sale. There was a reclassification of other comprehensive income, net of tax, of $181,000, as of September 30, 2014, related to realized losses on available for sale securities during the period.

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

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small- to medium-sized businesses located in Harnett, Cumberland, Johnston, Pitt, Robeson, Sampson, Wake, Pasquotank, Martin, Alamance, Guilford, and Wayne counties in North Carolina. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking accounts, savings accounts and certificates of deposit. In October 2013, the Bank opened a full service office in Wake County. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

The highlight of the third quarter of 2014 was the completion of the merger of New Century Bancorp, Inc. and Select Bancorp, Inc. (“Legacy Select”) on July 25, 2014. The combined company is now known as Select Bancorp, Inc., which we refer to in this report as the Company. Legacy Select was a bank holding company headquartered in Greenville, North Carolina, whose wholly owned subsidiary, Select Bank & Trust Company, was a state-chartered commercial bank with approximately $265.3 million in assets. The merger expanded the Company’s North Carolina presence with the addition of six branches located in Greenville (two), Elizabeth City, Washington, Gibsonville, and Burlington. As noted throughout the following discussion and analysis, the combination of the former New Century Bancorp and Legacy Select has had a significant impact on the Company’s financial condition and results of operations.

Comparison of Financial Condition at

September 30, 2014 and December 31, 2013

During the first nine months of 2014, total assets increased by $259.3 million to $785.0 million as of September 30, 2014. The growth in assets was due primarily to the acquisition of Legacy Select. Earning assets at September 30, 2014 totaled $713.9 million and consisted of $546.5 million in net loans, $103.4 million in investment securities, $60.1 million in overnight investments and interest-bearing deposits in other banks and $2.6 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the third quarter of 2014 were $644.1 million and $94.0 million, respectively.

Since the end of 2013, gross loans have increased by $200.5 million to $546.5 million as of September 30, 2014, primarily due to the Legacy Select merger. At September 30, 2014, gross loans consisted of $52.4 million in commercial and industrial loans, $236.7 million in commercial real estate loans, $41.9 million in multi-family residential loans, $7.0 million in consumer loans, $91.9 million in residential real estate, $37.8 million in HELOC, and $79.4 million in construction loans. Deferred loan fees, net of costs, on these loans were $583,000 at September 30, 2014.

At September 30, 2014, the Company held $3.0 million in federal funds sold and $20.0 million in repurchase agreements. At December 31, 2013, the Company held $3.0 million in federal funds sold. Interest-earning deposits in other banks were $37.1 million at September 30, 2014, a $12.6 million decrease from December 31, 2013. The Company’s investment securities at September 30, 2014 were $103.4 million, an increase of $19.6 million from December 31, 2013. The investment portfolio as of September 30, 2014 consisted of $27.7 million in government agency debt securities, $54.3 million in mortgage-backed securities and $20.4 million in municipal securities. The net unrealized gain on these securities was $979,000.

At September 30, 2014, the Company held an investment of $1.6 million in the form of Federal Home Loan Bank (“FHLB”) stock, which increased by $830,000 from December 31, 2013 due to the merger with Legacy Select. Also, the Company had $1.0 million in other non-marketable securities at September 30, 2014, which decreased by $34,000 from December, 31, 2013 due to a security redemption.

At September 30, 2014, non-earning assets were $78.9 million, an increase of $31.1 million from the $47.8 million as of December 31, 2013. Non-earning assets included $33.6 million in cash and due from banks, bank premises and equipment of $17.6 million, goodwill of $5.0 million, core deposit intangible of $1.8 million, accrued interest receivable of $2.3 million, foreclosed real estate of $1.7 million, $10.9 million in bank owned life insurance (“BOLI”), and $4.5 million in deferred tax assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets. The increase in non-earning assets was due primarily to the Legacy Select acquisition.

Total deposits at September 30, 2014 were $644.1 million and consisted of $128.4 million in non-interest-bearing demand deposits, $177.6 million in money market and NOW accounts, $38.7 million in savings accounts, and $299.4 million in time deposits. Total deposits increased by $195.7 million from $448.5 million as of December 31, 2013, due primarily to the acquisition of Legacy Select. The Bank had $497,000 in brokered demand deposits and $317,000 in brokered time deposits as of September 30, 2014. Overall, deposits increased due to the Legacy Select merger.

As of September 30, 2014, the Company had $13.1 million in repurchase agreements with local customers that are classified as short-term debt, $17.8 million (of which $13.6 million is identified as long-term debt) in FHLB borrowings, and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at September 30, 2014 was $94.0 million, an increase of $38.0 million from $56.0 million as of December 31, 2013. Accumulated other comprehensive income relating to available for sale securities increased $722,000 during the nine months ended September 30, 2014. Other changes in shareholders’ equity included increases of $88,000 in stock-based compensation, net income of $1.1 million, and $78,000 from the exercise of stock options. Shareholders’ equity increased $36.1 million as a result of the Legacy Select merger.

Past Due Loans, Non-performing Assets, and Asset Quality

At September 30, 2014, the Company had $2.0 million in loans that were 30 to 89 days past due. This represented 0.36% of gross loans outstanding on that date. This is an increase from December 31, 2013 when there were $874,000 in loans that were 30-89 days past due or 0.25% of gross loans outstanding. Non-accrual loans decreased from $9.3 million at December 31, 2013 to $7.3 million at September 30, 2014.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased from 4.58% at December 31, 2013 to 2.26% at September 30, 2014, due to a decrease in accruing troubled debt restructurings and non-accruals and an increase in total loan balances, resulting from the Legacy Select merger.

At September 30, 2014, the Company had forty-two loans totaling $7.9 million that were considered to be troubled debt restructurings. Twenty-five of these loans totaling $5.1 million were still in accruing status with the remaining TDRs were included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	September 30,	December 31,
	2014	2013
	(Dollars in thousands)

Non-accrual loans	$7,263	$9,319
Accruing TDRs	5,112	6,537
Total non-performing loans	12,375	15,856
Foreclosed real estate	1,687	2,008
Total non-performing assets	$14,062	$17,864

Accruing loans past due 90 days or more	$-	$-
Allowance for loan losses	$6,529	$7,054

Non-performing loans to period end loans	2.26%	4.58%
Non-performing loans and accruing loans past due 90 days or more to period end loans	2.26%	4.58%
Allowance for loans losses to period end loans	1.19%	2.04%
Allowance for loan losses to non-performing loans	53%	44%
Allowance for loan losses to non-performing assets	46%	39%
Allowance for loan losses to non-performing assets and
accruing loans past due 90 days or more	46%	39%
Non-performing assets to total assets	1.79%	3.40%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.79%	3.40%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at September 30, 2014 and December 31, 2013 were $14.1 million and $17.9 million, respectively. The allowance for loan losses at September 30, 2014 represented 46% of non-performing assets compared to 39% at December 31, 2013.

Total impaired loans at September 30, 2014 were $13.9 million. This includes $7.3 million in loans that were classified as impaired because they were in non-accrual status and $6.6 million in loans that were determined to be impaired for other reasons. Of these loans, $3.9 million required a specific reserve of $705,000 at September 30, 2014.

Total impaired loans at December 31, 2013 were $19.0 million. This includes $9.3 million in loans that were considered to be impaired due to being in non-accrual status and $9.7 million in loans that were deemed to be impaired for other reasons. Of these loans, $7.4 million required a specific reserve of $1.1 million at December 31, 2013.

The allowance for loan losses was $6.5 million at September 30, 2014 or 1.19% of gross loans outstanding. This is a decrease from the 2.04% reported as a percentage of gross loans at December 31, 2013, due primarily to the increase in loan balances acquired in the Select merger. The Legacy Select loans have been recorded at estimated fair value as of the acquisition date and the related credit risk is reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of allowance for loan losses to gross loans at September 30, 2014 as compared to December 31, 2013. The allowance for loan losses at September 30, 2014 represented 46.8% of impaired loans compared to 37.2% at December 31, 2013. It is management’s assessment that the allowance for loan losses as of September 30, 2014 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future.

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

At September 30, 2014 and December 31, 2013 the Company had $4.3 million and $3.7 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At September 30, 2014 and December 31, 2013, the Company had $5.8 million and $6.1 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 10.2% and 13.8% of total risk-based capital as of September 30, 2014 and December 31, 2013, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At September 30, 2014 the Company had two product type groups which exceeded this guideline; Real Estate Construction – Speculative and Presold, which represented 107% of risk-based capital, or $106.5 million; 1-to-4 Family Residential, which represented 68% of risk-based capital, or $67.9 million. All other commercial real estate groups were at or below the 40% threshold. At December 31, 2013, there were no product types exceeding this internal guideline.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of
September 30, 2014 and December 31, 2013.

Acquisition, Development and Construction Loans

(Dollars in thousands)

	September 30, 2014			December 31, 2013
	Construction	Land and Land Development	Total	Construction	Land and Land Development	Total
Total ADC loans	$67,491	$12,307	$79,798	$37,932	$15,393	$53,325

Average Loan Size	$145	$262		$128	$358

Percentage of total loans	12.36%	2.25%	14.61%	10.95%	4.44%	15.39%

Non-accrual loans	$597	$224	$821	$660	$546	$1,206

Management monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at
September 30, 2014 and December 31, 2013.

	September 30, 2014				December 31, 2013
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)

Harnett County	$4,567	5.73%	$5,990	15.76%	$3,862	7.24%	$6,258	19.64%
Cumberland County	28,966	36.30%	5,967	15.70%	20,737	38.89%	6,416	20.13%
Johnston County	1,619	2.03%	575	1.51%	653	1.22%	494	1.55%
Pitt County	16,580	20.78%	4,266	11.23%	5,825	10.92%	268	0.84%
Robeson County	859	1.08%	3,589	9.45%	1,083	2.03%	3,546	11.13%
Sampson County	150	0.19%	1,642	4.32%	357	0.67%	1,745	5.48%
Wake County	7,449	9.34%	832	2.19%	7,863	14.75%	709	2.23%
Wayne County	2,189	2.74%	5,481	14.42%	2,716	5.09%	5,469	17.16%
Hoke County	3,075	3.85%	140	0.37%	3,084	5.78%	166	0.52%
Guilford County	11	0.01%	132	0.35%	-	-	-	-
Alamance County	290	0.36%	272	0.72%	-	-	-	-
Beaufort County	785	0.98%	1,297	3.41%	-	-	-	-
Pasquotank County	1,902	2.38%	751	1.98%	-	-	-	-
All other locations	11,356	14.23%	7,064	18.59%	7,145	13.41%	6,792	21.32%
Total	$79,798	100.00%	$37,998	100.00%	$53,325	100.00%	$31,863	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At September 30, 2014, the Company had $129.9 million in loans that had terms permitting interest only payments. This represented 23.8% of the total loan portfolio. At December 31, 2013, the Company had $89.6 million in loans that had terms permitting interest only payments. This represented 25.9% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $52.0 million, or 9.5% of total loans, at September 30, 2014 compared to $44.7 million, or 12.9% of total loans, at December 31, 2013. The Company’s ten largest customer relationships totaled $66.8 million, or 12.2% of total loans, at September 30, 2014 compared to $62.1 million, or 17.9% of total loans, at December 31, 2013. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended September 30, 2014 and 2013

General. During the third quarter of 2014, the Company had net income of $175,000 as compared with net income of $649,000 for the third quarter of 2013. Net income per common share for the third quarter of 2014 was $0.02, basic and diluted, compared with net income per common share of $0.09, basic and diluted, for the third quarter of 2013. Results of operations for the third quarter of 2014 were primarily impacted by an increase of $2.7 million in non-interest expense, including merger expenses of $1.3 million, and increased personnel expense of $1.1 million, resulting from the merger, and a provision for loan losses of $105,000 compared to a recovery of $130,000 in the third quarter of 2013. Net interest margin of 3.97% in the third quarter of 2014 increased 34 basis points from the same period in 2013.

Net Interest Income. Net interest income increased to $6.4 million for the third quarter of 2014 from $4.3 million for the third quarter of 2013. The Company’s total interest income was affected by the increase in loan balances due to the Legacy Select merger. Average total interest-earning assets were $709.5 million in the third quarter of 2014 compared with $498.2 million during the same period in 2013, while the yield on those assets increased 24 basis points from 4.46% to 4.70%.

The Company’s average interest-bearing liabilities increased by $95.3 million to $504.2 million for the quarter ended September 30, 2014 from $408.9 million for the same period one year earlier and the cost of those funds decreased from 1.26% to 0.92%, or 34 basis points. During the third quarter of 2014, the Company’s net interest margin was 3.97% and net interest spread was 3.78%. In the same quarter ended one year earlier, net interest margin was 3.42% and net interest spread was 3.20%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the third quarter of 2014, the Company recorded a provision for loan losses of $105,000 which is larger than the recovery of $130,000 that was recorded in the third quarter of 2013. In both 2014 and 2013, the recovery and small provision expense resulted from a low level of net charge-offs.

Non-Interest Income. Non-interest income for the quarter ended September 30, 2014 was $650,000, an increase of $75,000 from the third quarter of 2013. Service charges on deposit accounts increased $13,000 to $276,000 for the quarter ended September 30, 2014 from $263,000 for the same period in 2013, primarily due to the Legacy Select merger. Other non-deposit fees and income increased $91,000 from the third quarter of 2013 to the third quarter of 2014 due to increases in various other items related to the Legacy Select merger.

Non-Interest Expenses. Non-interest expenses increased by $2.6 million to $6.5 million for the quarter ended September 30, 2014, from $3.9 million for the same period in 2013. In general, most categories of non-interest expenses increased, offset by decreases in deposit insurance and foreclosed real estate-related expenses. Non-interest expenses were also impacted by $1.3 million in merger and restructuring charges related to the acquisition of Legacy Select. The following are highlights of the significant categories of non-interest expenses during the third quarter of 2014 versus the same period in 2013:

•	Personnel expenses increased $1.1 million to $3.1 million, due to additions in personnel and the Legacy Select merger.
•	Foreclosed real estate-related expense decreased $83,000, primarily due to declining balances in the other real estate owned portfolio.
•	Merger related expenses incurred in the third quarter of 2014 were $1.3 million.
•	Professional fees increased by $71,000 to $345,000, due to the increase operational size of the Company resulting from the Legacy Select merger.
•	Occupancy and equipment increased by $73,000 to $487,000, due to the increased number of branches acquired in the merger with Legacy Select.
•	Other non-interest expenses increased by $202,000, due to small increases in several categories of other non-interest expenses and the merger with Legacy Select.

Provision for Income Taxes. The Company’s effective tax rate was 54.2% and 43.2% for the quarters ended September 30, 2014 and 2013, respectively. The effective tax rate for the third quarter of 2014 was impacted by non-deductible merger expenses incurred in the third quarter of 2014.

As of September 30, 2014 and December, 31, 2013, the Company had a net deferred tax asset in the amount of $4.5 million and $2.5 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of September 30, 2014 and December 31, 2013, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Comparison of Results of Operations for the

Nine months ended September 30, 2014 and 2013

General. During the first nine months of 2014, the Company had net income of $1.1 million as compared with net income of $2.7 million for the first nine months of 2013. Net income per share for the first nine months of 2014 was $0.13, basic and diluted, compared with net income per share of $0.39, basic and diluted, for the first nine months of 2013. Results of operations for the first nine months of 2014 were primarily impacted by an increase of $3.6 million in non-interest expense, including merger related expenses of $1.7 million, and an increase in personnel expenses of $1.3 million. Net interest margin of 3.78% in the first nine months of 2014 increased 31 basis points from the same period in 2013.

Net Interest Income. Net interest income increased to $14.7 million for the first nine months of 2014 from $13.4 million for the first nine months of 2013. The Company’s total interest income was affected by the increase in total loan balances in connection with the merger with Legacy Select. Average total interest-earning assets were $521.4 million in the first nine months of 2014 compared with $514.7 million during the same period in 2013, while the yield on those assets increased 12 basis points from 4.53% to 4.65%.

The Company’s average interest-bearing liabilities decreased by $2.4 million to $418.5 million for the nine months ended September 30, 2014 from $420.9 million for the same period one year earlier and the cost of those funds decreased from 1.29% to 1.08%, or 21 basis points. During the first nine months of 2014, the Company’s net interest margin was 3.78% and net interest spread was 3.57%. In the same period ended one year earlier, net interest margin was 3.47% and net interest spread was 3.24%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the first nine months of 2014, the Company recorded a recovery of loan losses of $370,000 which is a smaller recovery than the $605,000 recovery that was recorded in the first nine months of 2013. In both 2014 and 2013, the recovery resulted from a low level of net charge-offs.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2014 was $1.6 million, a decrease of $186,000 from the first nine months of 2013. Service charges on deposit accounts decreased $83,000 to $728,000 for the nine months ended September 30, 2014 from $811,000 for the same period in 2013, primarily due to a decline in overdraft charges. Fees from presold mortgages decreased $73,000 to $0 for the nine months ended September 30, 2014 from the same period in 2013. During the first quarter of 2013, the Company decided to close its mortgage division, while more efficient and profitable ways to generate income from the 1-4 family mortgage market are evaluated. Other non-deposit fees and income increased $75,000 from the first nine months of 2013 to the first nine months of 2014, due to increases in various other items related to the Legacy Select merger.

Non-Interest Expenses. Non-interest expenses increased by $3.5 million to $14.9 million for the nine months ended September 30, 2014, from $11.4 million for the same period in 2013. In general, most categories of non-interest expenses increased, offset by decreases in marketing and advertising and deposit insurance. Non-interest expenses were also impacted by $1.7 million in merger and restructuring charges related to the acquisition of Legacy Select. The following are highlights of the significant categories of non-interest expenses during the first nine months of 2014 versus the same period in 2013:

•	Personnel expenses increased $1.3 million to $7.4 million, due to additions in personnel and the Legacy Select merger.
•	Occupancy and equipment expenses increased due to the increased number of branches acquired in connection with the Legacy Select merger.
•	Merger related expenses incurred in the first nine months of 2014 were $1.7 million.
•	Other non-interest expenses increased by $309,000, due to small increases in several categories of other non-interest expenses and the merger with Legacy Select.

Provision for Income Taxes. The Company’s effective tax rate was 41.6% and 38.4% for the nine months ended September 30, 2014 and 2013, respectively. The effective tax rate for the first nine months of 2014 was impacted by non-deductible merger expenses incurred in 2014.

As of September 30, 2014 and December, 31, 2013, the Company had a net deferred tax asset in the amount of $4.5 million and $2.5 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of September 30, 2014 and December 31, 2013, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 25.1% of total assets at September 30, 2014 as compared to 29.8% as of December 31, 2013.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of September 30, 2014, the Company had existing credit lines with other financial institutions to purchase up to $73.9 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $121.9 million of qualifying loans is pledged to the FHLB to secure borrowings. At September 30, 2014, the Company had $17.8 million in FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At September 30, 2014, total borrowings consisted of securities sold under agreements to repurchase of $13.1 million and junior subordinated debentures of $12.4 million.

Total deposits were $644.1 million at September 30, 2014. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 46.3% of total deposits at September 30, 2014. Time deposits of $100,000 or more represented 27.0% of the Company’s total deposits at September 30, 2014. At quarter-end, the Company had $317,000 in brokered time deposits and $497,000 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 11.97% at September 30, 2014.

As the following table indicates, at September 30, 2014, the Company and the Bank both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
Select Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	16.88%	8.00%
Tier 1 risk-based capital ratio	15.81%	4.00%
Leverage ratio	13.82%	4.00%

		Regulatory
	Actual	Minimum	Well-Capitalized
Select Bank & Trust	Ratio	Requirement	Requirement

Total risk-based capital ratio	16.28%	8.00%	10.00%
Tier 1 risk-based capital ratio	15.21%	4.00%	6.00%
Leverage ratio	13.30%	4.00%	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of September 30, 2014.

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

Management will continue to evaluate the potential effect of the new final rule over the coming quarter.  As of the date of this report, management is not aware of any other known trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources, or other operations.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the third quarter of 2014. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment effective July 23, 2014(1)

3.2	Articles of Merger effective July 25, 2014(2)

3.3	Bylaws of Select Bancorp, Inc.(3)

10.1	Post-Merger Side Letter dated July 25, 2014(4)

10.2	Small Business Lending Fund–Securities Purchase Agreement dated August 9, 2011(5)

10.3	Employment Agreement with Mark A. Holmes(6)

10.4	Employment Agreement with Gary J. Brock(7)

10.5	Employment Agreement with Mark A. Jeffries(8)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, in XBRL (eXtensible Business Reporting Language)

(1)	Incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014.

(2)	Incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014.

(3)	Incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014.

(4)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014.

(5)	Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014.

(6)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014.

(7)	Incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014.

(8)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 25, 2014.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: November 28, 2014	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: November 28, 2014	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment effective July 23, 2014(1)

3.2	Articles of Merger effective July 25, 2014(2)

3.3	Bylaws of Select Bancorp, Inc.(3)

10.1	Post-Merger Side Letter dated July 25, 2014(4)

10.2	Small Business Lending Fund–Securities Purchase Agreement dated August 9, 2011(5)

10.3	Employment Agreement with Mark A. Holmes(6)

10.4	Employment Agreement with Gary J. Brock(7)

10.5	Employment Agreement with Mark A. Jeffries(8)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, in XBRL (eXtensible Business Reporting Language)

(1)	Incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014.

(2)	Incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014.

(3)	Incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014.

(4)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014.

(5)	Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014.

(6)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014.

(7)	Incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014.

(8)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 25, 2014.

