Form 10-K
period 2014-12-31
SELECT BANCORP, INC.
filed 2015-03-31
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date 11,377,980 shares outstanding as of March 31, 2015.

Documents Incorporated by Reference:

None.

FORM 10-K CROSS-REFERENCE INDEX

Part I

Item 1 –Business

General

Select Bancorp, Inc. (the “Registrant”) (formerly New Century Bancorp, Inc.) was incorporated under the laws of the State of North Carolina on May 14, 2003, at the direction of the Board of Directors of Select Bank & Trust Company, for the purpose of serving as the bank holding company for Select Bank & Trust Company and became the holding company for Select Bank & Trust Company on September 19, 2003. To become Select Bank & Trust Company’s holding company, the Registrant received the approval of the Federal Reserve Board as well as Select Bank & Trust Company’s shareholders. Upon receiving such approval, each outstanding share of common stock of Select Bank & Trust Company was exchanged on a one-for-one basis for one share of common stock of the Registrant. On July 25, 2014, New Century Bancorp, Inc. and New Century Bank adopted and changed their names to Select Bancorp, Inc. and Select Bank & Trust Company, respectively. This was in conjunction with the merger of “Legacy” Select Bancorp, Inc. and Select Bank & Trust Company of Greenville, NC.

The Registrant operates for the primary purpose of serving as the holding company for its subsidiary depository institution, Select Bank & Trust Company (the “Bank”). The Registrant’s headquarters is located at 700 West Cumberland Street, Dunn, North Carolina 28334.

The Bank was incorporated on May 19, 2000 as a North Carolina-chartered commercial bank, opened for business on May 24, 2000, and is located at 700 West Cumberland Street, Dunn, North Carolina.

The Bank operates for the primary purpose of serving the banking needs of individuals and small to medium-sized businesses in its market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer, mortgage and personal loans, and other associated financial services.

Primary Market Area

The Registrant’s market area consists of central and eastern North Carolina which includes Alamance, Beaufort, Cumberland, Guilford, Harnett, Pasquotank, Pitt, Robeson, Sampson, Wake and Wayne counties. The Registrant’s market area has a population of over 2.2 million with an average household income of over $41,000.

Total deposits in the Registrant’s market area exceeded $42.5 billion at June 30, 2014. The leading economic components of Alamance County are healthcare and education with the largest employers being LabCorp, the public school system, the Alamance Regional Medical Center and Elon University. In Beaufort County the top employers are the Beaufort County Schools, Pcs Phosphate Company, a manufacturing facility, Eastern Carolina Health Inc. and other manufacturing facilities. Cumberland County’s leading sector is federal government and military, followed by construction and agriculture. Guilford County’s leading industries are education and health services with the school system, hospital and UNC at Greensboro among the largest employers. In Harnett County top economic sectors are education, manufacturing, and retail trade. In Pasquotank County, the U.S. Coast Guard Air Station is a significant part of the heritage and economy in addition to education and health services. Pitt County is a mix of education, health services and still relies heavily on manufacturing with over 1000 jobs attributable to DSM Pharmaceuticals Inc. and NACCO Industries as well as being home to East Carolina University. In Robeson County, leading sectors include education, health services, and manufacturing. In Sampson County, leading sectors include manufacturing, agriculture, natural resources and mining. Wayne County’s leading sectors are the federal government and military services and retail trade. In Wake County, leading sectors include government, education, healthcare, and technology.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to early adoption of laws permitting statewide branching. The Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. As of June 30, 2014, data provided by the FDIC Deposit Market Share Report indicated that, within the Registrant’s market area, there were 681 offices (45 in Alamance County, 16 in Beaufort County, 66 in Cumberland County, 141 in Guilford County, 25 in Harnett County, 13 in Pasquotank County, 47 in Pitt County, 32 in Robeson County, 16 in Sampson County, 252 in Wake County and 28 in Wayne County), including offices of the Bank.

The enactment of legislation authorizing interstate banking caused great increases in the size and financial resources of some of Registrant’s competitors. In addition, as a result of interstate banking and the recent economic recession, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina.

Despite the competition in its market areas, Registrant believes that it has certain competitive advantages that distinguish it from its competition. Registrant believes that its primary competitive advantages are its strong local identity and affiliation with the community and its emphasis on providing specialized services to small and medium-sized business enterprises, as well as professional and upper-income individuals. Registrant offers customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. Registrant offers many personalized services and intends to attract customers by being responsive and sensitive to their individualized needs. Registrant also relies on goodwill and referrals from shareholders and satisfied customers, as well as traditional marketing media to attract new customers. To enhance a positive image in the community, Registrant supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Employees

As of December 31, 2014, the Registrant employed 154 full time equivalent employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes relations with its employees to be good.

Regulation

Regulation of the Bank

General. The Bank is a North Carolina chartered commercial bank and its deposit accounts are insured by the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to supervision, examination and regulation by the North Carolina Office of the Commissioner of Banks (“Commissioner”) and the FDIC and to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, mergers, subsidiary investments and establishment of branch offices. The FDIC also has the authority to conduct special examinations. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition and is required to obtain regulatory approval prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

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

North Carolina Banking Law Modernization Act. On October 1, 2012, as a result of the recommendations of the Joint Legislative Study Commission on the Modernization of North Carolina Banking Laws, legislation went into effect that comprehensively modernized North Carolina’s banking laws for the first time since the Great Depression. As a result of the legislation, Articles 1 through 10, 12, and 13 of Chapter 53 of the North Carolina General Statutes were repealed, and new Chapter 53C, entitled “Regulation of Banks,” became law. Major changes enacted by the law include: a comprehensive list of definitions enhancing the clarity and meaning of the various sections of North Carolina’s banking law, a broader reliance on the North Carolina Business Corporations Act, and incorporation of modern concepts of capital adequacy and regulatory supervision. On March 4, 2013, a bill was filed for consideration by the North Carolina General Assembly to make certain technical corrections and clarifications to Chapter 53C.

Dodd–Frank Wall Street Reform and Consumer Protection Act. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law significantly changed the current bank regulatory structure and is affecting the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have significant discretion in drafting rules and regulations, pursuant to the Dodd-Frank Act. The Dodd-Frank Act included, among other things:

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

The major provisions of the new rule applicable to us are:

•	The new rule implements higher minimum capital requirements, includes a new common equity Tier1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements will both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The new minimum capital to risk-weighted assets (“RWA”) requirements are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The new rule maintains the general structure of the current prompt corrective action, or PCA, framework while incorporating these increased minimum requirements.

•	The new rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that certain regulatory capital deductions be made from common equity Tier 1 capital.

•	Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.

•	The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy the minimum capital requirements discussed above, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution’s ratio of tangible capital to total assets falls below the “critical capital level” established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

On July 2, 2013, the Federal Reserve Board, and on July 9, 2013, the FDIC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Company and the Bank. The Basel III Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010.

The Basel III Rules include new risk-based and leverage capital ratio requirements which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company and the Bank under the Basel III Rules are: (i) a new common equity Tier 1 risk-based capital ratio of 4.5 percent; (ii) a Tier 1 risk-based capital ratio of 6 percent (increased from 4 percent); (iii) a total risk-based capital ratio of 8 percent (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4 percent for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments.

The Basel III Rules will also establish a “capital conservation buffer” of 2.5 percent above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0 percent, (ii) a Tier 1 risk-based capital ratio of 8.5 percent, and (iii) a total risk-based capital ratio of 10.5 percent. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625 percent of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The Basel III Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions are to be effective January 1, 2015. The prompt corrective action rules will be modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, under the proposed prompt corrective action rules, insured depository institutions will be required to meet the following capital levels in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5 percent; (ii) a Tier 1 risk-based capital ratio of 8 percent (increased from 6 percent); (iii) a total risk-based capital ratio of 10 percent (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5 percent (unchanged from current rules).

The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights would be assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the Basel III Rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act; (ii) greater recognition of collateral and guarantees; and (iii) revised capital treatment for derivatives and repo-style transactions.

In addition, the final rule includes certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015 quarterly financial filings with the appropriate federal regulator to opt-out out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the Final Capital Rule, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital.

Certain Basel III Rules became effective January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the Basel III Rules will also have phase-in periods.

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

The following table shows the Bank’s actual capital ratios and the required capital ratios for the various prompt corrective action categories as of December 31, 2014.

							Regulatory
			Adequately			Significantly	Minimum
	Actual	Well-capitalized	Capitalized		Undercapitalized	Undercapitalized	Requirement
Total risk-based capital ratio	17.13%	10.0% or more	8.0% or more		Less than 8.0%	Less than 6.0%	11.50% or more
Tier 1 risk-based capital ratio	16.00%	6.0% or more	4.0% or more		Less than 4.0%	Less than 3.0%	8.00% or more
Leverage ratio	12.64%	5.0% or more	4.0% or more	*	Less than 4.0% *	Less than 3.0%	8.00% or more

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

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $1.5 million at December 31, 2014. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the FRB, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $25.0 million up to $55.2 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2014, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 17.56% of total deposits and short-term borrowings at December 31, 2014, which management believes is adequate.

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

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. In addition, the Bank has an internal policy that loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank. Under the internal policy, the Bank’s loans to one borrower were limited to $10.5 million at December 31, 2014.

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

Loans to Directors, Executive Officers and Principal Stockholders. State nonmember banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the applicable regulations thereunder (“Regulation O”) on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state nonmember bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans-to-one-borrower limit and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

State nonmember banks also are subject to the requirements and restrictions of Regulation O on loans to executive officers. Section 22(g) of the Federal Reserve Act requires approval by the board of directors of a depository institution for such extensions of credit and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the Bank Holding Company Act of 1956, as amended (“BHCA”) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

The Registrant cannot predict what legislation might be enacted or what regulations might be adopted in the future, or if enacted or adopted, the effect thereof on the Bank’s operations.

Regulation of the Registrant

Federal Regulation. The Registrant is a registered bank holding company subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis.

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

Future Legislation

The Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Registrant’s operations.

Item 1A – RISK FACTORS

Not required for smaller reporting companies.

Item 1B – UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

Item 2 - Properties

The following table sets forth the location of the main office, branch offices, and operation centers of the Registrant’s subsidiary depository institution, Select Bank & Trust Company, as well as certain information relating to these offices.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased

Select Bank & Trust Main Office	2001	12,600	Owned
700 West Cumberland Street
Dunn, NC 28334

Burlington Office	2014	2,635	Leased
523 S Worth Street
Burlington, NC 27217

Clinton Office	2008	3,100	Owned
111 Northeast Boulevard
Clinton, NC 28328

Elizabeth City Office	2014	1,532	Leased
100 Nance Court
Elizabeth City, NC 27909

Fayetteville Office	2004	10,000	Owned
2818 Raeford Road
Fayetteville, NC 28303

Fayetteville Ramsey Street Office	2007	2,500	Owned
6390 Ramsey Street
Fayetteville, NC 28311

Gibsonville Office	2014	2,631	Owned
220 Burlington Street
Gibsonville, NC 27249

Goldsboro Office	2005	6,300	Owned
431 North Spence Avenue
Goldsboro, NC 27534

Greenville 10th Street Office	2014	13,994	Owned
3800 East 10th Street
Greenville, NC 27858

Greenville Charles Blvd Office	2014	6,860	Owned
3600 Charles Blvd.
Greenville, NC 27858

Lillington Office	2007	4,500	Owned
818 McKinney Parkway
Lillington, NC 27546

Lumberton Office	2006	3,500	Owned
4400 Fayetteville Road
Lumberton, NC 28358

Raleigh Office	2013	4,200	Leased
8470 Falls of Neuse Road, Suite #100
Raleigh, NC 27615

Washington Office	2014	1,126	Owned
155 North Market Street, Suite 103
Washington, NC 27889

Operations Center	2010	7,500	Owned
861 Tilghman Drive
Dunn, NC 28335

Operations Center - Annex	2010	5,000	Owned
863 Tilghman Drive
Dunn, NC 28335

Item 3 - Legal Proceedings

In the ordinary course of operations, the Company and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2014 there are no material pending legal proceedings to which the Registrant, or any of its subsidiaries, is a party, or of which any of their property is the subject.

Item 4 – mine safety disclosureS

None.

Part II

Item 5 - Market for registrant’s Common Equity, Related Stockholder Matters and ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s common stock is quoted on the NASDAQ Global Market under the trading symbol “SLCT.” Raymond James & Associates, Inc., Automated Trading Desk Financial Services, B-Trade Services, Citadel Securities, Domestic Securities, Hill Thompson Magid & Company, Hudson Securities, J. P. Morgan Securities, Knight Capital Americas, L.P., Monroe Financial Partners, UBS Securities, Sandler O’Neill & Partners, L.P., and Scott & Stringfellow provide bid and ask quotes for our common stock. At December 31, 2014, there were 11,377,980 shares of common stock outstanding, which were held by 932 shareholders of record.

	Sales Prices
	High	Low
2014
First Quarter	$7.00	$6.30
Second Quarter	7.50	6.26
Third Quarter	10.78	6.25
Fourth Quarter	7.97	6.60

2013
First Quarter	$6.65	$5.50
Second Quarter	6.50	5.43
Third Quarter	7.42	6.16
Fourth Quarter	7.20	5.90

The Registrant did not declare or pay common stock cash dividends during 2014 and 2013 and it is not currently anticipated that cash dividends will be declared and paid to common shareholders at any time in the foreseeable future.

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the year ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)
Operating Data:
Total interest income	$26,104	$22,903	$25,132	$30,383	$33,610
Total interest expense	4,519	5,258	6,632	8,425	9,680
Net interest income	21,585	17,645	18,500	21,958	23,930
Provision (Recovery) for loan losses	(194)	(325)	(2,597)	6,218	15,634
Net interest income after Provision (recovery) for loan losses	21,779	17,970	21,097	15,740	8,296
Total non-interest income	2,675	2,629	3,598	2,817	2,678
Merger related expenses	1,941	428	-	-	-
Other non-interest expense	18,719	15,427	17,236	19,105	19,213
Income (loss) before income taxes	3,794	4,744	7,459	(548)	(8,239)
Provision for income taxes (benefit)	1,437	1,803	2,822	(385)	(3,284)
Net Income (loss)	2,357	2,941	4,637	(163)	(4,955)
Dividends on Preferred Stock	38	-	-	-	-
Net income (loss)	$2,319	$2,941	$4,637	$(163)	$(4,955)

Per Share Data:
Earnings (loss) per share - basic	$0.26	$0.43	$0.67	$(0.02)	$(0.72)
Earnings (loss) per share - diluted	0.26	0.43	0.67	(0.02)	(0.72)
Market Price
High	10.78	7.42	6.14	6.00	6.44
Low	6.25	5.43	1.89	1.84	3.19
Close	7.37	6.67	5.60	2.00	4.98
Book value	8.59	8.09	7.84	7.22	7.19
Tangible book value	7.82	8.07	7.79	7.14	7.09

Selected Year-End Balance Sheet Data:
Loans, gross of allowance	$552,038	$346,500	$367,892	$417,624	$470,484
Allowance for loan losses	6,844	7,054	7,897	10,034	10,015
Other interest-earning assets	138,198	138,406	183,679	128,800	109,685
Goodwill	7,077	-	-	-	-
Core deposit intangible	1,625	182	298	545	699
Total assets	766,121	525,646	585,453	589,651	626,896
Deposits	618,902	448,458	498,559	501,377	534,599
Borrowings	46,324	18,677	30,220	36,249	40,038
Shareholders’ equity	97,685	56,004	54,179	49,546	49,692

Selected Average Balances:
Total assets	$631,905	$555,354	$574,616	$624,015	$644,904
Loans, gross of allowance	430,571	354,871	391,648	451,358	484,647
Total interest-earning assets	565,264	511,597	532,193	565,867	599,152
Goodwill	2,946	-	-	-	-
Core deposit intangible	884	237	389	621	775
Deposits	523,954	470,526	481,387	533,000	548,768
Total interest-bearing liabilities	554,405	413,419	442,554	494,520	511,031
Shareholders’ equity	74,365	55,701	52,769	50,094	54,750

Selected Performance Ratios:
Return on average assets	0.37%	0.53%	0.81%	(.03)%	(.77)%
Return on average equity	3.12%	5.28%	8.79%	(.33)%	(9.05)%
Net interest margin (4)	3.88%	3.46%	3.57%	3.91%	4.03%
Net interest spread (4)	3.60%	3.22%	3.34%	3.70%	3.75%
Efficiency ratio (1)	77.16%	78.20%	78.00%	77.10%	72.71%

Asset Quality Ratios:
Nonperforming loans to period-end loans (2)	2.15%	4.58%	3.27%	4.70%	2.60%
Allowance for loan losses to period-end loans (3)	1.24%	2.04%	2.15%	2.40%	2.13%
Net loan charge-offs (recoveries) to average loans	(0.03)%	0.15%	(0.12)%	1.37%	3.30%

	At or for the year ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)

Capital Ratios:
Total risk-based capital	17.70%	19.26%	16.60%	13.49%	13.04%
Tier 1 risk-based capital	16.56%	18.00%	15.34%	12.22%	11.78%
Leverage ratio	13.10%	12.62%	10.78%	9.14%	9.40%
Tangible equity to assets	11.65%	10.62%	9.20%	8.31%	7.82%
Equity to assets ratio	15.46%	10.65%	9.25%	8.40%	7.93%

Other Data:
Number of banking offices	14	8	7	9	9
Number of full time equivalent employees	154	97	111	116	138

(1)	Efficiency ratio is calculated as non-interest expenses divided by the sum of net interest income and non-interest income.
(2)	Nonperforming loans consist of non-accrual loans and restructured loans.
(3)	Allowance for loan losses to period-end loans ratio excludes loans held for sale.
(4)	Fully taxable equivalent basis.

Item 7 - ManageMent’s Discussion and Analysis of Financial Condition and Results of Operation

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes contained elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors, many of which are beyond our control. The following discussion is intended to assist in understanding the financial condition and results of operations of Select Bancorp, Inc. Because Select Bancorp, Inc. has no material operations and conducts no business on its own other than owning its consolidated subsidiary, Select Bank & Trust Company, and its unconsolidated subsidiary, New Century Statutory Trust I, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the bank subsidiary. However, for ease of reading and because the financial statements are presented on a consolidated basis, Select Bancorp, Inc. and Select Bank & Trust are collectively referred to herein as the Company unless otherwise noted.

DESCRIPTION OF BUSINESS

The Company is a commercial bank holding company that was incorporated on September 19, 2003 and has one wholly-owned banking subsidiary, Select Bank & Trust Company (referred to as the “Bank”), which became a subsidiary of the Company as part of a holding company reorganization. In September 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the expansion of the Bank. New Century Statutory Trust I is not a consolidated subsidiary of the Company. The Company’s only business activity is the ownership of the Bank. Accordingly, this discussion focuses primarily on the financial condition and operating results of the Bank.

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small-to-medium sized businesses located in central and eastern North Carolina. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking, savings accounts and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

FINANCIAL CONDITION

DECEMBER 31, 2014 AND 2013

Overview

Total assets at December 31, 2014 were $766.1 million, which represents an increase of $240.5 million or 45.7% from December 31, 2013. Interest earning assets at December 31, 2014 totaled $690.2 million and consisted of $545.2 million in net loans, $102.2 million in investment securities, $41.07 million in overnight investments and interest-bearing deposits in other banks and $20.2 million in federal funds sold. Total deposits and shareholders’ equity at December 31, 2014 were $618.9 million and $97.7 million, respectively. Our growth was supplemented by the acquisition of Legacy Select Bancorp, Inc. and its subsidiary Legacy Select Bank & Trust, resulting in expansion of the Company’s market footprint in North Carolina. Due to the size of this merger, we also witnessed meaningful growth of our asset size. With the closing of the transaction, Select Bank & Trust Company became an institution of over $750.0 million in total assets with 14 branches throughout the central and eastern half of North Carolina.

Investment Securities

Investment securities increased to $102.2 million at December 31, 2014 from $83.8 million at December 31, 2013. The Company’s investment portfolio at December 31, 2014, which consisted of U.S. government sponsored entities agency securities (GSE’s), mortgage-backed securities and bank-qualified municipal securities, aggregated $102.2 million with a weighted average taxable equivalent yield of 2.53%. The Company also holds an investment of $1.5 million in Federal Home Loan Bank Stock with a weighted average yield of 4.59%. The investment portfolio increased $18.4 million in 2014, the result of $38.4 million in purchases, $21.4 million of maturities and prepayments, an increase of $1.4 million in the market value of securities held available for sale and net accretion of investment discounts and the acquisition of Select Bank & Trust, which accounted for $28.0 million of investments at July 25, 2014.

The following table summarizes the securities portfolio by major classification as of December 31, 2014:

Securities Portfolio Composition

(dollars in thousands)

			Tax
	Amortized	Fair	Equivalent
	Cost	Value	Yield

U. S. government agency securities - GSE’s:
Due within one year	$6,352	$6,360	0.56%
Due after one but within five years	6,018	6,015	1.93%
Due after five but within ten years	10,032	9,837	1.91%
Due after ten years	5,778	5,709	1.90%
	28,180	27,921	1.61%
Mortgage-backed securities:
Due within one year	21	22	5.00%
Due after one but within five years	35,114	36,049	2.68%
Due after five but within ten years	17,143	17,233	2.17%
Due after ten years	-	-	-%
	52,278	53,304	2.52%
State and local governments:
Due within one year	576	579	4.55%
Due after one but within five years	3,806	3,950	4.11%
Due after five but within ten years	6,351	6,465	3.51%
Due after ten years	9,763	10,016	4.03%
	20,496	21,010	3.91%
Total securities available for sale:
Due within one year	6,949	6,961	0.90%
Due after one but within five years	44,938	46,014	2.68%
Due after five but within ten years	33,526	33,535	2.34%
Due after ten years	15,541	15,725	3.25%

	$100,954	$102,235	2.53%

Loans Receivable

The loan portfolio at December 31, 2014 totaled $552.0 million and was composed of $488.4 million in real estate loans, $58.2 million in commercial and industrial loans, and $6.0 million in loans to individuals. Also included in loans outstanding is $639,000 in net deferred loan fees. The increase in loans was due primarily to the acquisition of Legacy Select, which accounted for $194.8 million of loans at December 31, 2014.

The following table describes the Company’s loan portfolio composition by category:

	At December 31,
	2014		2013		2012		2011		2010
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Real estate loans:
1 to 4 family residential	$90,903	16.5%	$35,006	10.1%	$41,017	11.1%	$52,182	12.5%	$60,385	12.8%
Commercial real estate	233,630	42.3%	169,176	48.9%	186,949	50.8%	192,047	46.0%	193,502	41.1%
Multi-family residential	42,224	7.6%	19,739	5.7%	19,524	5.3%	23,377	5.6%	30,088	6.4%
Construction	83,593	15.1%	53,325	15.3%	48,220	13.1%	70,846	16.9%	84,550	18.0%
Home equity lines of credit	38,093	6.9%	31,863	9.2%	34,603	9.4%	38,702	9.3%	39,938	8.5%
Total real estate loans	488,443	88.4%	309,109	89.2%	330,313	89.7%	377,154	90.3%	408,463	86.8%
Other loans:
Commercial and industrial	58,217	10.6%	29,166	8.4%	29,297	8.0%	33,146	8.0%	49,437	10.5%
Loans to individuals & overdrafts	6,017	1.1%	8,775	2.5%	8,734	2.4%	7,671	1.8%	12,967	2.8%
Total other loans	64,234	11.7%	37,941	10.9%	38,031	10.4%	40,817	9.8%	62,404	13.3%
Less:
Deferred loan origination (fees) cost, net	(639)	(0.1)%	(550)	(0.1)%	(452)	(0.1)%	(347)	(0.1)%	(383)	(0.1)%
Total loans	552,038	100.0%	346,500	100%	367,892	100.0%	417,624	100.0%	470,484	100.0%
Allowance for loan losses	(6,844)		(7,054)		(7,897)		(10,034)		(10,015)
Total loans, net	$545,194		$339,446		$359,995		$407,590		$460,469

During 2014, loans receivable increased by $205.7 million, or 60.6%, to $545.2 million as of December 31, 2014. The increase in loans during the year is attributable primarily to the merger with Legacy Select in July 2014.

The majority of the Company’s loan portfolio is comprised of real estate loans. This category, which includes both commercial and consumer loan balances, decreased from 89.2% of the loan portfolio at December 31, 2013 to 88.4% at December 31, 2014. The decrease in the real estate loans was primarily the result of the loans acquired from the Legacy Select acquisition. There was a $64.4 million increase in commercial real estate loans, a $55.9 million increase in 1-to-4 family residential loans, and a $6.2 million increase in HELOC loans, a $30.3 million increase in construction loans, and a $22.5 million increase in multi-family residential loans.

Management monitors trends in the loan portfolio that may indicate more than normal risk. A discussion of certain risk factors follows. Some loans or groups of loans may contain one or more of these individual loan risk factors. Therefore, an accumulation of the amounts or percentages of the individual loan risk factors may not necessarily be an indication of the cumulative risk in the total loan portfolio.

Acquisition, Development and Construction Loans

The Company originates construction loans for the purpose of acquisition, development, and construction of both residential and commercial properties (“ADC” loans).

Acquisition, Development and Construction Loans
As of December 31, 2014
(dollars in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$72,161	$11,432	$83,593

Average Loan Size	$155	$216

Percentage of total loans	13.07%	2.07%	15.14%

Non-accrual loans	$591	$224	$815

Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

Included in ADC loans and residential real estate loans as of December 31, 2014 were certain loans that exceeded regulatory loan to value (“LTV”) guidelines. The Company had $11.1 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits and $6.0 million of 1-to-4 residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 16.5% of total risk-based capital as of December 31, 2014, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market softens for both market activity and collateral valuations.

Acquisition, Development and Construction Loans
As of December 31, 2013
(dollars in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$37,932	$15,393	$53,325

Average Loan Size	$128	$358

Percentage of total loans	10.95%	4.44%	15.39%

Non-accrual loans	$660	$546	$1,206

Included in ADC loans and residential real estate loans as of December 31, 2013 were certain loans that exceeded regulatory loan to value (“LTV”) guidelines. The Company had $3.7 million in non1-to-4 family residential loans that exceeded the regulatory LTV limits and $6.1 million of 1-to-4 residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 13.8% of total risk-based capital as of December 31, 2013, which is less than the 100% maximum allowed. These loans may present more than ordinary risk to the Company if the real estate market experiences deterioration in terms of market activity or collateral valuations.

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

At December 31, 2014, the Company exceeded the 40% guideline in two product types. The 1-to-4 Family Residential and the Multi-family Residential represented 68% of Risk-Based Capital or $70.0 million and 41% of Risk-Based Capital or $42.4 million, respectively at December 31, 2014. All other commercial real estate product types were under the 40% threshold. These two product types exceeded established guidelines as a result of loans acquired in the merger with Legacy Select. At December 31, 2013, there were no commercial real estate product types that exceeded this internal guideline.

Geographic Concentrations

Certain risks exist arising from geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and home equity lines of credit (“HELOC”) loans at December 31, 2014.

	ADC Loans	Percent	HELOC	Percent
	(dollars in thousands)

Harnett County	$4,466	5.34%	$5,925	15.55%
Alamance County	422	0.50%	292	0.76%
Beaufort County	834	1.00%	1,244	3.27%
Cumberland County	29,404	35.18%	5,816	15.27%
Guilford County	10	0.01%	157	0.41%
Hoke County	2,385	2.85%	144	0.38%
Johnston County	1,615	1.93%	556	1.46%
Pasquotank County	1,906	2.28%	722	1.90%
Pitt County	16,273	19.47%	4,245	11.14%
Robeson County	648	0.78%	3,941	10.35%
Sampson County	343	0.41%	1,600	4.20%
Wake County	10,113	12.10%	800	2.10%
Wayne County	2,109	2.52%	5,451	14.31%
All other locations	13,065	15.63%	7,200	18.90%

Total	$83,593	100.00%	$38,093	100.00%

Below is a table showing geographic concentrations for ADC and HELOC loans at December 31, 2013.

	ADC Loans	Percent	HELOC	Percent
	(dollars in thousands)

Harnett County	$3,862	7.24%	$6,258	19.64%
Cumberland County	20,737	38.89%	6,416	20.13%
Johnston County	653	1.22%	494	1.55%
Pitt County	5,825	10.92%	268	0.84%
Robeson County	1,083	2.03%	3,546	11.13%
Sampson County	357	0.67%	1,745	5.48%
Wake County	7,863	14.75%	709	2.23%
Wayne County	2,716	5.09%	5,469	17.16%
Hoke County	3,084	5.78%	166	0.52%
All other locations	7,145	13.41%	6,792	21.32%

Total	$53,325	100.00%	$31,863	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At December 31, 2014, the Company had $103.7 million in loans that had terms permitting interest only payments. This represented 18.78% of the total loan portfolio. At December 31, 2013, the Company had $89.6 million in loans that had terms permitting interest only payments. This represented 25.9% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio are interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit concentrations totaled $46.7 million or 8.4% of total loans at December 31, 2014 compared to $44.7 million or 12.9% of total loans at December 31, 2013. The Company’s ten largest customer loan relationship concentrations totaled $68.7 million, or 12.4% of total loans, at December 31, 2014 compared to $62.1 million, or 17.9% of total loans at December 31, 2013. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have a material adverse impact on the capital position of the Company and on our results of operations.

Maturities and Sensitivities of Loans to Interest Rates

The following table presents the maturity distribution of the Company’s loans at December 31, 2014. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate:

	At December 31, 2014
		Due after one
	Due within	year but within	Due after
	one year	five years	five years	Total
	(dollars in thousands)
Fixed rate loans:
1 to 4 family residential	$6,201	$49,199	$9,897	$65,297
Commercial real estate	12,941	129,174	39,089	181,204
Multi-family residential	2,089	25,378	4,280	31,747
Construction	3,731	15,663	2,254	21,648
Home equity lines of credit	70	43	412	525
Commercial and industrial	12,649	20,377	7,022	40,048
Loans to individuals & overdrafts	576	1,731	1,163	3,470
Total at fixed rates	38,257	241,565	64,117	343,939

Variable rate loans:
1 to 4 family residential	1,887	20,155	2,404	24,446
Commercial real estate	11,851	31,292	6,707	49,850
Multi-family residential	611	8,185	780	9,576
Construction	46,708	14,204	217	61,129
Home equity lines of credit	925	2,321	33,469	36,715
Commercial and industrial	13,090	4,316	131	17,537
Loans to individuals & overdrafts	1,375	559	615	2,547
Total at variable rates	76,447	81,797	44,321	201,800

Subtotal	114,704	322,597	108,438	545,739

Non-accrual loans	4,386	1,680	872	6,938

Gross loans	$119,090	$324,277	$109,310	$552,677

Deferred loan origination (fees) costs, net				(639)

Total loans				$552,038

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may require a principal reduction or modify other terms of the loan at the time of renewal.

Past Due Loans and Nonperforming Assets

At December 31, 2014, the Company had $5.0 million in loans that were 30 days or more past due. This represented 0.91% of gross loans outstanding on that date. This is an increase from December 31, 2013 when there were $874,000 in loans that were past due 30 days or more, or 0.25% of gross loans outstanding. Non-accrual loans decreased to $6.9 million at December 31, 2014 from $9.3 million at December 31, 2013. As of December 31, 2014, the Company had forty loans totaling $7.3 million that were considered to be troubled debt restructurings, of which twenty-four loans totaling $4.9 million were still accruing interest. At December 31, 2013, the Company had forty-three loans totaling $8.0 million that were considered to be troubled debt restructurings, of which twenty-eight loans totaling $6.5 million were still accruing. There were no loans that were over 90 days past due and still accruing interest at December 31, 2014 or 2013.

The following tables present an age analysis of past due loans, segregated by class of loans as of
December 31, 2014:

Total Loans:	December 31, 2014
	30+	Non-	Total
	Days	Accrual	Past	Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$141	$632	$773	$57,444	$58,217
Construction	-	816	816	82,777	83,593
Multi-family residential	-	901	901	41,323	42,224
Commercial real estate	3,377	2,576	5,953	227,677	233,630
Loans to individuals & overdrafts	22	-	22	5,995	6,017
1-to-4 family residential	1,464	1,160	2,624	88,279	90,903
HELOC	14	853	867	37,226	38,093
Deferred loan (fees) cost, net	-	-	-	-	(639)

	$5,018	$6,938	$11,956	$540,721	$552,038

Total PCI Loans:	December 31, 2014
	30+	Non-	Total
	Days	Accrual	Past	Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$2	$-	$2	$655	$657
Construction	-	-	-	1,463	1,463
Multi-family residential	-	-	-	2,724	2,724
Commercial real estate	586	-	586	11,317	11,903
Loans to individuals & overdrafts	1	-	1	127	128
1-to-4 family residential	302	-	302	9,670	9,972
HELOC	-	-	-	188	188

	$891	$-	$891	$26,144	$27,035

Total Loans (excluding PCI):	December 31, 2014
	30+	Non-	Total
	Days	Accrual	Past	Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$139	$632	$771	$56,789	$57,560
Construction	-	816	816	81,314	82,130
Multi-family residential	-	901	901	38,599	39,500
Commercial real estate	2,791	2,576	5,367	216,360	221,727
Loans to individuals & overdrafts	21	-	21	5,868	5,889
1-to-4 family residential	1,162	1,160	2,322	78,609	80,931
HELOC	14	853	867	37,038	37,905
Deferred loan (fees) cost, net	-	-	-	-	(639)

	$4,127	$6,938	$11,065	$514,577	$525,003

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	As December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)

Non-accrual loans	$6,938	$9,319	$10,126	$17,623	$10,562
Restructured loans	4,938	6,537	1,904	2,013	1,688
Total non-performing loans	11,876	15,856	12,030	19,636	12,250
Foreclosed real estate	1,585	2,008	2833	3,031	3,655
Total non-performing assets	$13,461	$17,864	$14,863	$22,667	$15,905

Accruing loans past due 90 days or more	$2,230	$-	$-	$108	$-
Allowance for loan losses	$6,844	$7,054	$7,897	$10,034	$10,015

Non-performing loans to period end loans	2.15%	4.58%	3.27%	4.70%	2.60%
Non-performing loans and accruing loans past due 90 days or more to period end loans	2.56%	4.58%	3.27%	4.73%	2.60%
Allowance for loan losses to period end loans	1.24%	2.04%	2.15%	2.40%	2.13%
Allowance for loan losses to non-performing loans	58%	44%	66%	51%	82%
Allowance for loan losses to non-performing assets	51%	39%	53%	44%	63%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	44%	39%	53%	44%	63%
Non-performing assets to total assets	1.76%	3.40%	2.53%	3.84%	2.54%
Non-performing assets and accruing loans past due 90 days or more to total assets	2.05%	3.40%	2.53%	3.86%	2.54%

In addition to the above, the Company had $2.4 million in loans that were considered to be impaired for reasons other than their past due, accrual or restructured status. In total, there were $14.3 million in loans that were considered to be impaired at December 31, 2014, which is a $4.7 million decrease from the $19.0 million that was impaired at December 31, 2013. Impaired loans have been evaluated by management in accordance with Accounting Standards Codification (“ASC”) 310 and $687,000 has been included in the allowance for loan losses as of December 31, 2014 for these loans. All troubled debt restructurings and other non-performing loans are included within impaired loans as of December 31, 2014.

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

The following table presents the Company’s allowance for loan losses as a percentage of loans at December 31 for the years indicated.

	At December 31,
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	2014	loans	2013	loans	2012	loans	2011	loans	2010	loans
	(dollars in thousands)

1 to 4 family residential	$628	16.47%	$826	10.10%	$1,070	11.14%	$1,597	12.49%	$2,483	12.83%
Commercial real estate	2,938	42.32%	4,599	48.82%	4,946	50.82%	4,771	45.98%	3,111	41.13%
Multi- family residential	279	7.65%	74	5.70%	106	5.31%	127	5.60%	640	6.40%
Construction	1,103	15.14%	565	15.39%	798	13.11%	1,540	16.96%	349	17.97%
Home equity lines of credit	985	6.90%	680	9.20%	627	9.41%	1,186	9.27%	850	8.49%
Commercial and industrial	726	10.55%	245	8.42%	278	7.96%	719	7.94%	1,052	10.51%
Loans to individuals & overdrafts	185	1.09%	65	2.53%	72	2.37%	94	1.84%	1,530	2.76%
Deferred loan origination (fees) cost, net	-	(0.12)%	-	(0.16)%	-	(0.12)%	-	(0.08)%	-	(0.09)%

Total allocated	6,844	100.00%	7,054	100.00%	7,897	100.00%	10,034	100.00%	10,015	100.00%
Unallocated	-		-		-		-		-
Total	$6,844		$7,054		$7,897		$10,034		$10,015

The allowance for loan losses as a percentage of gross loans outstanding decreased by 0.80% during 2014 to 1.24% of gross loans at December 31, 2014. The change in the allowance during 2014 resulted from net charge-offs of $16,000 and a negative provision of $194,000. General reserves totaled $6.2 million or 1.12% of gross loans outstanding as of December 31, 2014, a decrease from year-end 2013 when they totaled $6.0 million or 1.72% of loans outstanding. At December 31, 2014, specific reserves on impaired loans constituted $687,000 or 0.12% of gross loans outstanding compared to $1.1 million or 0.32% of loans outstanding as of December 31, 2013. The loans that were acquired are included in the gross loan number used in the calculations above. The acquired loans are accounted for under ASC 310-20 and ASC 310-30 which results in credit marks for the inherent loss risk for those loans and is not included in the Allowance for Loan Losses. The acquired loans represent $201.0 million of the gross loan total of which $27.0 million are purchased credit impaired loans.

The following table presents information regarding changes in the allowance for loan losses in detail for the years indicated:

	As of December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Allowance for loan losses at beginning of year	$7,054	$7,897	$10,034	$10,015	$10,359
Provision (recovery) for loan losses	(194)	(325)	(2,597)	6,218	15,634
	6,860	7,572	7,437	16,233	25,993
Loans charged off:
Commercial and industrial	(63)	(135)	(193)	(4,116)	(11,967)
Construction	(4)	(28)	(720)	(993)	(464)
Commercial real estate	(150)	(384)	(1,580)	(2,970)	(2,811)
Multi-family residential	-	-	-	-	-
Home equity lines of credit	(327)	(316)	(459)	(661)	(496)
1 to 4 family residential	(26)	(325)	(232)	(1,512)	(2,254)
Loans to individuals & overdrafts	(98)	(135)	(70)	(170)	(421)
Total charge-offs	(668)	(1,323)	(3,254)	(10,422)	(18,413)

Recoveries of loans previously charged off:
Commercial and industrial	32	137	2,714	3,765	1,121
Construction	63	25	317	12	137
Multi-family residential	-	-	-	-	-
Commercial real estate	364	96	287	60	1,023
Home equity lines of credit	78	81	74	52	44
1 to 4 family residential	92	398	232	247	15
Loans to individuals & overdrafts	23	68	90	87	95
Total recoveries	652	805	3,714	4,223	2,435

Net recoveries (charge-offs)	(16)	(518)	460	(6,199)	(15,978)

Allowance for loan losses at end of year	$6,844	$7,054	$7,897	$10,034	$10,015

Ratios:
Net charge-offs (recoveries) as a percent of average loans	0.00%	0.15%	(0.12)%	1.37%	3.30%
Allowance for loan losses as a percent of loans at end of year	1.24%	2.04%	2.15%	2.40%	2.13%

While the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making determinations regarding the allowance.

The table below presents information detailing the allowance for loan losses for originated and purchased credit impaired acquired loans:

Analysis of Allowance for Credit Losses

(dollars in thousands)

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
December 31, 2014
Total loans
Commercial and Industrial	$245	$63	$32	$512	$726
Construction	565	4	63	479	1,103
Commercial real estate	4,599	150	364	(1,875)	2,938
Multi-family residential	74	-	-	205	279
Home Equity Lines of credit	680	327	78	554	985
1 to 4 family residential	826	26	92	(264)	628
Loans to individuals & overdrafts	65	98	23	195	185
Total	$7,054	$668	$652	$(194)	$6,844

PCI loans
Commercial and Industrial	$-	$-	$-	$-	$-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Home Equity Lines of credit	-	-	-	-	-
1 to 4 family residential	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-
Total	$-	$-	$-	$-	$-

Loans – excluding PCI
Commercial and Industrial	$245	$63	$32	$512	$726
Construction	565	4	63	479	1,103
Commercial real estate	4,599	150	364	(1,875)	2,938
Multi-family residential	74	-	-	205	279
Home Equity Lines of credit	680	327	78	554	985
1 to 4 family residential	826	26	92	(264)	628
Loans to individuals & overdrafts	65	98	23	195	185
Total	$7,054	$668	$652	$(194)	$6,844

Determining the fair value of PCI loans at acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected to be collected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for credit losses from the acquired company.

For PCI loans acquired from Legacy Select, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the merger were:

(Dollars in thousands)	July 25, 2014

Contractually required payments	$34,329
Nonaccretable difference	1,402
Cash flows expected to be collected	32,927
Accretable yield	4,360
Fair value at acquisition date	$28,567

The following table documents changes to the amount of the accretable yield for the period through December 31, 2014 (dollars in thousands):

Accretable yield, beginning of period	$-
Addition from Legacy Select acquisition	4,360
Accretion	(598)
Reclassification from (to) nonaccretable difference	-
Accretable yield, end of period	$3,762

Management believes the level of the allowance for loan losses as of December 31, 2014 is appropriate in light of the risk inherent within the Company’s loan portfolio.

Other Assets

At December 31, 2014, non-earning assets totaled $52.1 million, an increase of $4.2 million from $47.9 million at December 31, 2013. Non-earning assets at December 31, 2014 consisted of: cash and due from banks of $14.4 million, premises and equipment totaling $17.6 million, foreclosed real estate totaling $1.6 million, accrued interest receivable of $2.4 million and other assets totaling $6.6 million, with net deferred taxes of $4.1 million.

The Company has an investment in bank owned life insurance of $21.0 million, which increased $12.5 million from December 31, 2013. The increase in BOLI was due partially to the acquisition of Legacy Select, which accounted for $2.2 million of the increase and $10.0 million was purchased in the fourth quarter of 2014 with the remainder due to an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

Deposits

Total deposits at December 31, 2014 were $618.9 million and consisted of $129.8 million in non-interest-bearing demand deposits, $166.5 million in money market and NOW accounts, $37.0 million in savings accounts, and $285.6 million in time deposits. Total deposits increased by $170.4 million from $448.5 million as of December 31, 2013. Non-interest-bearing demand deposits increased by $44.5 million from $85.3 million as of December 31, 2013. MMDA and NOW accounts increased by $41.9 million from $124.6 million as of December 31, 2013. Savings accounts increased by $20.4 million from $37.0 million as of December 31, 2013. Time deposits increased by $63.7 million during 2014. The increase in deposits was primarily due to the acquisition of Legacy Select, which accounted for $222.2 million of deposits at July 25, 2014.

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Period Ended December 31,
	2014		2013		2012		2011		2010
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Savings, NOW and money market deposits	$170,183	0.19%	$147,800	0.23%	$124,583	0.42%	$120,363	0.53%	$124,974	0.94%
Time deposits > $100,000	113,340	1.34%	122,166	2.13%	144,029	2.24%	167,689	2.32%	172,120	2.36%
Other time deposits	137,561	1.65%	117,564	1.61%	137,566	1.78%	168,172	2.00%	175,830	2.19%
Total interest-bearing deposits	421,084	0.98%	387,530	1.25%	406,178	1.53%	456,224	1.73%	472,924	1.92%

Noninterest-bearing deposits	102,870	-	82,996	-	75,659	-	76,776	-	75,844	-

Total deposits	$523,954	0.79%	$470,526	1.02%	$481,837	1.29%	$533,000	1.48%	$548,768	1.66%

Short Term and Long Term Debt

As of December 31, 2014, the Company had $20.7 million in short-term debt, which consisted of repurchase agreements and an FHLB advance and $25.6 million in long-term debt, which included $12.4 million in junior subordinated debentures issued to New Century Statutory Trust I in connection with the Company’s issuance of trust preferred securities. The increase in short term and long term debt was due to the acquisition of Legacy Select, which accounted for $17.6 million of advances at December 31, 2014.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2014 was $97.7 million, an increase of $41.7 million from $56.0 million as of December 31, 2013. Changes in shareholders’ equity included $2.4 million in net income, $91,000 in stock based compensation, proceeds of $218,000 from stock option exercises, and other comprehensive gain of $917,000 related to the increase in the unrealized gain in the Company’s available for sale investment security portfolio. The July 25, 2014 merger with Legacy Select resulted in a $37.5 million increase in stockholders’ equity of which SBLF preferred stock comprised $7.6 million of the increase.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Overview

During 2014, Select Bancorp had net income of $2.3 million compared to net income of $2.9 million for 2013. Both basic and diluted net income per share for the year ended December 31, 2014 were $0.27, compared with basic and diluted net income per share of $0.43 for 2013.

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

Net interest income increased by $4.1 million to $21.7 million for the year ended December 31, 2014. The Company’s total interest income was impacted by an increase in interest earning assets and a low interest rate environment in 2014. Average total interest-earnings assets were $576.8 million in 2014 compared with $509.7 million in 2013. The yield on those assets increased by 6 basis points from 4.49% in 2013 to 4.55% in 2014. Meanwhile, average interest-bearing liabilities increased by $37.8 million from $413.8 million for the year ended December 31, 2013 to $451.5 million for the year ended December 31, 2014. Cost of these funds decreased by 27 basis points in 2014 to 1.00% from 1.27% in 2013. In 2014, the Company’s net interest margin was 3.80% and net interest spread was 3.55%. In 2013, net interest margin was 3.48% and net interest spread was 3.24%.

Provision for Loan Losses

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

The Company recorded a $(194,000) negative provision for loan losses in 2014 compared to a negative provision of $(325,000) recorded in 2013 as a result of loan recoveries. For more information on changes in the allowance for loan losses, refer to Note E of the financial statements in the section titled Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2014 was $2.6 million, down $62,000 from 2013. Contributing to the decline is a decrease in deposit service charges of $65,000 due to lower overdraft fee income and slight increase in other non-interest income of $76,000.

Non-Interest Expenses

Non-interest expenses increased by $4.8 million or 30.4% to $20.7 million for the year ended December 31, 2014, from $15.9 million for the same period in 2013. The following are highlights of the significant changes in non-interest expenses from 2013 to 2014. Many of these changes were due to the acquisition of Legacy Select.

•	Personnel expenses increased $2.1 million to $10.2 million due to acquiring six branches in the merger with Legacy Select.
•	Occupancy and equipment expenses increased $208,000 to $1.7 million also related to the merger.
•	Professional fees increased $83,000 to $1.2 million from $1.1 million in 2013 due largely to lending related legal fees.
•	Foreclosure-related expenses increased to $447,000 in 2014 from $388,000 in 2013, a 15.2% increase.
•	Merger related expenses were $1.9 million for 2014.
•	Other operating expense increased by $198,000 or 7.4%.

Provision for Income Taxes

The Company’s effective tax rate in 2014 was 37.9%, compared to 38.0% in 2013. For further discussion pertaining to the Company’s tax position, see the section titled Note I to consolidated financial statements.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Overview

During 2013, Select Bancorp had net income of $2.9 million compared to a net income of $4.6 million for 2012. Both basic and diluted net income per share for the year ended December 31, 2013 were $0.43, compared with a basic and diluted net income per share of $0.67 for 2012.

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

Net interest income decreased by $855,000 to $17.6 million for the year ended December 31, 2013. The Company’s total interest income was impacted by a decrease in interest earning assets and a low interest rate environment in 2013. Average total interest-earning assets were $509.7 million in 2013 compared with $523.0 million in 2012. The yield on those assets decreased by 35 basis points from 4.84% in 2012 to 4.49% in 2013. Meanwhile, average interest-bearing liabilities decreased by $28.8 million from $442.6 million for the year ended December 31, 2012 to $413.8 million for the year ended December 31, 2013. Cost of these funds decreased by 23 basis points in 2013 to 1.27% from 1.50% in 2012. In 2013, the Company’s net interest margin was 3.46% and net interest spread was 3.22%. In 2012, net interest margin was 3.57% and net interest spread was 3.34%. A decrease in the average balance of loans was the primary contributor to decreased net interest income in 2013.

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

The Company recorded a $325,000 negative provision for loan losses in 2013, a decrease of $2.3 million from the $2.6 million negative provision that was recorded in 2012. The larger negative provision in 2012 was driven by net recoveries of $460,000, improving credit metrics, and a decrease in loans outstanding. The negative provision in 2013 was driven by improving credit metrics coupled with reductions in the loan portfolio. For more information on changes in the allowance for loan losses, refer to Note E of the financial statements in the section titled Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2013 was $2.6 million, down $969,000 from 2012. In 2012, the Company recorded a one-time gain on sale of a branch of $557,000. This decrease is due to reductions in fees from pre-sold mortgages of $223,000, other non-interest income of $50,000 and a decrease in deposit service fees and charges of $139,000.

Non-Interest Expenses

Non-interest expenses decreased by $1.4 million or 8.0% to $15.9 million for the year ended December 31, 2013, from $17.2 million for the year ended December 31, 2012. The following are highlights of the significant changes in non-interest expenses from 2012 to 2013.

•	Personnel expenses decreased $207,000 to $8.1 million due to reductions in staffing.
•	Occupancy and equipment expenses increased $172,000 to $1.5 million.
•	Foreclosure-related expenses decreased to $388,000 in 2013 from $1.2 million in 2012, a $777,000 or 66.7% decrease primarily due to the reduction in foreclosed real estate.
•	Deposit insurance expense decreased by approximately $333,000 or 43.6% in 2013 due to a lower deposit base and assessment rates.
•	Other operating expense increased by $224,000 or 8.2%.

Provision for Income Taxes

The Company’s effective tax rate in 2013 was 38.0%, compared to a 37.8% tax benefit in 2012. For further discussion pertaining to the Company’s tax position, see Note I to the consolidated financial statements.

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

	For the Years Ended December 31,
	2014			2013			2012
	(dollars in thousands)
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans, net of allowance	$423,811	$24,147	5.70%	$347,465	$21,147	6.09%	$382,431	$23,420	6.12%
Investment securities	91,193	1,916	2.10%	77,590	1,552	2.00%	69,491	1,715	2.47%
Other interest-earning assets	55,065	157	0.29%	84,675	204	0.24%	71,054	164	0.23%
Total interest-earning assets	576,829	26,220	4.60%	509,730	22,903	4.49%	522,976	25,299	4.84%

Other assets	54,371			45,626			51,648

Total assets	$631,200			$555,356			$574,624
Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$170,183	326	0.19%	$147,800	425	0.29%	$124,583	522	0.42%
Time deposits over $100,000	137,911	2,096	1.52%	122,166	2,607	2.13%	144,029	3,232	2.24%
Other time deposits	112,990	1,697	1.50%	117,564	1,891	1.61%	137,566	2,446	1.78%
Borrowings	30,451	400	1.31%	26,251	335	1.28%	36,375	432	1.19%

Total interest-bearing liabilities	451,535	4,519	1.00%	413,781	5,258	1.27%	442,553	6,632	1.50%

Non-interest-bearing deposits	102,870			82,996			75,659
Other liabilities	3,135			2,878			3,643
Shareholders' equity	73,660			55,701			52,769

Total liabilities and shareholders' equity	$631,200			$555,356			$574,624

Net interest income/interest rate spread (taxable-equivalent basis)		$21,921	3.60%		$17,727	3.22%		$18,867	3.34%

Net interest margin (taxable-equivalent basis)			3.85%			3.46%			3.57%

Ratio of interest-earning assets to interest-bearing liabilities	127.75%			123.19%			118.17%

Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$21,921	3.88%		$17,727	3.48%		$18,667	3.57%
Less:
taxable-equivalent adjustment		220			82			167

Net Interest Income		$21,701			$17,645			$18,500

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

	Year Ended			Year Ended			Year Ended
	December 31, 2014 vs. 2013			December 31, 2013 vs. 2012			December 31, 2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income:
Loans	$4,859	$(1,859)	$3,000	$(2,135)	$(138)	$(2,273)	$(3,677)	$(1,087)	$(4,764)
Investment securities	301	208	509	181	(344)	(163)	(205)	(363)	(568)
Other interest-earning assets	(78)	31	(47)	32	8	40	54	1	55

Total interest income (taxable-equivalent basis)	5,082	(1,620)	3,462	(1,922)	(475)	(2,396)	(3,828)	(1,449)	(5,277)

Interest expense:
Deposits:
Savings, NOW and money market	54	(153)	(99)	76	(255)	(179)	20	(141)	(121)
Time deposits over $100,000	288	(799)	(511)	(479)	(146)	(625)	(540)	(113)	(653)
Other time deposits	(71)	(123)	(194)	(339)	(216)	(555)	(578)	(346)	(924)
Borrowings	54	11	65	(125)	28	(97)	(25)	(70)	(95)

Total interest expense	325	(1,064)	(739)	(866)	(590)	(1,456)	(1,123)	(670)	(1,793)

Net interest income
Increase/(decrease) (taxable-equivalent basis)	$4,757	$(556)	4,201	$(1,055)	$115	(940)	$(2,705)	$(779)	(3,484)

Less:
Taxable-equivalent adjustment			145			85			26
Net interest income
Increase/(decrease)			$4,056			$(855)			$(3,458)

During 2014, the interest rate component continued to generate a negative variance as loan rates decreased at a more accelerated pace compared to deposit cost. Primarily driven by the merger of Legacy Select, the volume component had a positive variance which also resulted in an overall increase in net interest income. In 2013 and 2012, declining loan volume was the major contributor to decreased net interest income.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 19.1% and 29.8% of total assets at December 31, 2014 and 2013, respectively.

The Company has been a net seller of federal funds, maintaining liquidity sufficient to fund new loan demand. When the need arises, the Company has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $139.4 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company may obtain advances of up to 10% of assets, subject to our available collateral. A floating lien of $78.3 million on qualifying loans is pledged to FHLB to secure such borrowings. In addition, the Company may borrow at the Federal Reserve discount window and has pledged $1.0 million in securities for that purpose. As another source of short-term borrowings, the Company also utilizes securities sold under agreements to repurchase. At December 31, 2014, borrowings consisted of securities sold under agreements to repurchase of $15.7 million.

At December 31, 2014, the Company’s outstanding commitments to extend credit totaled $129.7 million and consisted of loan commitments and undisbursed lines of credit of $56.7 million, and letters of credit of $2.9 million. The Company believes that its combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Total deposits were $618.9 million and $448.5 million at December 31, 2014 and 2013, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 46.1% and 49.5% of total deposits at December 31, 2014 and 2013, respectively. Time deposits of $100,000 or more represented 27.7% and 25.1%, respectively, of the total deposits at December 31, 2014 and 2013. Management believes most other time deposits are relationship-oriented. While competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Bank’s parent company (“Select Bancorp”) maintains minimal cash balances. Management believes that the current cash balances plus taxes receivable will provide adequate liquidity for Select Bancorp’s current cash flow needs. Subject to certain regulatory dividend restrictions and maintenance of required capital levels, dividends paid by the bank to Select Bancorp may also be a source of liquidity for the holding company.

The holding company may liquidate $7.6 million of Treasury SBLF preferred stock in late 2015 or early 2016. The dividend rate for the preferred stock is 1% for 2014 and 2015. It is scheduled to increase to 9% in early 2016. The company is evaluating various liquidation scenarios at this time.

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity (including qualifying trust preferred securities), and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines that require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The Company’s equity to assets ratio was 12.6% at December 31, 2014. As the following table indicates that, at December 31, 2014, the Company and its bank subsidiary exceeded regulatory capital requirements.

	At December 31, 2014
	Actual	Minimum
	Ratio	Requirement
Select Bancorp, Inc.

Total risk-based capital ratio	17.70%	8.00%
Tier 1 risk-based capital ratio	16.56%	4.00%
Leverage ratio	13.10%	4.00%

Select Bank & Trust

Total risk-based capital ratio	17.13%	8.00%
Tier 1 risk-based capital ratio	16.00%	4.00%
Leverage ratio	12.64%	4.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a special purpose subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds provided additional capital for the expansion of the Bank. Under the current applicable regulatory guidelines, all of the trust preferred securities qualify as Tier 1 capital. Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the future.

Preferred Stock

As part of the merger with Legacy Select, the Company amended its Articles of Incorporation to authorize the issuance of 5,000,000 shares of preferred stock, no par value per share.

The Company’s amended Articles of Incorporation, subject to certain limitations, authorize the Board from time to time by resolution and without further shareholder action, to provide for the issuance of shares of preferred stock, in one or more series, and to fix the preferences, limitations and relative rights of such shares of preferred stock.

On August 9, 2011, Legacy Select Bancorp issued 7,645 shares of Series A stock for $7.645 million to the Secretary of the U.S. Treasury as a condition to its participation in the U.S. Treasury’s Small Business Lending Fund program. The Select Bancorp Series A stock is non-voting, other than having class voting rights on certain matters. The Select Bancorp Series A stock pays the U.S. Treasury dividends quarterly. During the first nine quarters following the date of the Treasury’s initial investment, the quarterly dividend rate fluctuates between an annualized rate of 1% to 5% based on changes in the level of qualified small business lending of Select Bank. The current annualized dividend rate on the Select Bancorp Series A stock is 1%. The dividend rate on the Series A stock will be fixed at a rate between 1% to 7% for the period covering the 10th quarter through the date that is 4.5 years following the date of the Treasury’s initial investment. This fixed dividend rate will be based on Select Bank’s qualified small business lending reported for the fiscal quarter. Following the 4.5-year anniversary of the Treasury’s investment, the dividend rate on the Series A stock is increased to 9% per annum.

As a condition of the issuance of the Series A stock under the SBLF program, Select Bancorp may not pay a cash dividend on its common stock if it is delinquent on its payment of the dividends to the U.S. Treasury. The shares of Series A preferred stock are redeemable at the option of Select Bancorp, subject to regulatory approval.

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

The analysis of an institution’s interest rate gap (the difference between the re-pricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2014, of which are projected to re-price or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which re-price or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate re-pricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Re-pricing at December 31, 2014
		More Than	More Than
	1 Year	1 Year to	3 Years to	More Than
	or Less	3 Years	5 Years	5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$133,680	$125,921	$188,426	$104,011	$552,038
Securities, available for sale	32,555	3,095	4,398	62,187	102,235
Interest-earning deposits in other banks	23,810	-	-	-	23,810
Federal funds sold	20,183	-	-	-	20,183
Stock in the Federal Home Loan Bank of Atlanta	1,524	-	-	-	1,524
Other non-marketable securities	896	-	-	-	896

Total interest-earning assets	$212,648	$129,016	$192,824	$166,198	$700,686

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$203,511	$-	$-	$-	$203,511
Time	49,615	58,206	6,560	-	114,381
Time over $100,000	68,784	89,954	12,441	-	171,179
Short term debt	20,733	-	-	-	20,733
Long term debt	-	11,752	1,467	12,372	25,591

Total interest-bearing liabilities	$342,643	$159,912	$20,468	$12,372	$535,395

Interest sensitivity gap per period	$(129,995)	$(30,896)	$172,356	$153,826	$165,291

Cumulative interest sensitivity gap	$(129,995)	$(160,891)	$11,465	$165,291	$165,291

Cumulative gap as a percentage of total interest-earning assets	(61.13)%	(47.09)%	2.15%	23.59%	23.59%

Cumulative interest-earning assets as a percentage of interest-bearing liabilities	62.06%	67.99%	102.19%	130.87%	130.87%

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that is both very important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. The following is a summary of the Company’s most complex and judgmental accounting policies: the allowance for loan losses, business combinations and deferred tax asset.

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

The allowance for loan losses is maintained at a level considered appropriate in light of the risk inherent within the Company’s loan portfolio, based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Additional information regarding the Company’s allowance for loan losses and loan loss experience are presented above in the discussion of the allowance for loan losses and in Note E to the accompanying financial statements.

Business combinations and method of accounting for loans acquired

The Company accounts for acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, and liabilities assumed, are recorded at fair value along with the identifiable intangible assets. The recognized net goodwill is associated with the difference from the fair value and the acquired book value of the assets and liabilities of the transaction. No allowance for credit losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The acquired loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration based on such factors as past due status, nonaccrual status and credit risk ratings. Acquired credit-impaired loans (PCI loans) are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. Certain acquired loans, such as acquired performing loans and lines of credit (consumer and commercial) are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated lives of the loans. For further discussion of the Company's loan accounting and acquisitions, see Note B—Summary of Significant Accounting Policies, Note C— Business Combinations and Acquisitions and Note E—Loans of the Notes to Consolidated Financial Statements.

Allowance for credit losses

The allowance for credit losses reflects the estimated losses that will result from the inability of the Bank's borrowers to make required loan payments. The allowance for credit losses is established for estimated credit losses through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The Company’s allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish an appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets, composition of the loan portfolio and the state of certain industries. Specific changes in the risk factors are based on actual loss experience, as well as perceived risk of similar groups of loans classified by collateral type, purpose and term. A three-year loss history is incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in North Carolina.

Allowance for credit losses for acquired loans

In the third quarter 2014, the Company implemented the methodology for estimating the potential credit losses for acquired loans. These enhancements included several refinements to the data accumulation processes for determining the probability of default and loss given default for the various classes of loans that are statistically sound for the acquired loans. In addition, commercial risk graded loans are segregated between those that are real estate secured and those that are not. A more robust identification of risk factors has also been embedded in the estimation process. Management believes these enhancements will improve the precision of the process for estimating the Fair Value Marks associated with these loans. These changes did not have a material impact on the allowance recorded at December 31, 2014.

Subsequent to the acquisition date, decreases in cash flows expected to be received on FASB ASC Topic 310-30 acquired loans from the Company's initial estimates are recognized as impairment through the provision for credit losses. Probable and significant increases in cash flows (in a loan pool where an allowance for acquired credit losses was previously recorded) reduces the remaining allowance for acquired credit losses before recalculating the amount of accretable yield percentage for the loan pool in accordance with ASC 310-30.

Acquired loans that are not subject to FASB ASC Topic 310-30 are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on contractual cash flows over the estimated life of the loan. The allowance for these loans will be determined in a similar manner to the non-acquired credit losses.

Deferred Tax Asset

The Company’s net deferred tax asset was $3.6 million at December 31, 2014. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things recent earnings trends and projected earnings, and asset quality. As of December 31 2014, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations, or other factors could impact the realization of the deferred tax asset in the future.

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note M to the accompanying financial statements.  During 2004, the Company formed an unconsolidated subsidiary trust to which the Company issued $12.4 million of junior subordinated debentures (see Note I to the consolidated financial statements).  Otherwise, as part of its ongoing business, the Company has not participated in, nor does it anticipate participating in, transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2014.

	Payments Due by Period
		On Demand
		Or Within			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(dollars are in thousands)

Short term debt	$20,733	$20,733	$-	$-	$-
Long term debt	25,591	-	11,752	1,467	12,372
Lease obligations	1,561	262	320	243	736
Deposits	618,902	451,741	148,160	19,001	-

Total contractual cash obligations	$666,787	$472,736	$160,232	$20,711	$13,108

The following table reflects other commitments outstanding as of December 31, 2014.

	Amount of Commitment Expiration Per Period
	(dollars in thousands)
	Total
	Amounts	Less than			After
Other Commitments	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Undisbursed home equity credit lines	$27,350	$313	$1,256	$2,330	$23,451
Other commitments and credit lines	29,307	19,352	1,014	2,351	6,590
Un-disbursed portion of constructions loans	70,114	51,765	10,634	7,357	358
Letters of credit	2,926	2,592	232	102	-

Total loan commitments	$129,697	$74,022	$13,136	$12,140	$30,399

In addition, the Company has legally binding delayed equity commitments to private investment funds. These commitments are not expected to called, and therefore, are not reflected in the financial statements. The amount of these commitments at December 31, 2014 and 2013 was $200,000.

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

Item 8 - Financial Statements AND SUPPLEMEnTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Select Bancorp, Inc.

Dunn, North Carolina

We have audited the accompanying consolidated balance sheets of Select Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Select Bancorp, Inc. and subsidiary at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina
March 31, 2015

SELECT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	2014	2013
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$14,417	$20,151
Interest-earning deposits in other banks	22,810	49,690
Certificates of deposit	1,000	-
Federal funds sold and repurchase agreements	20,183	3,028
Investment securities available for sale, at fair value	102,235	83,836

Loans	552,038	346,500
Allowance for loan losses	(6,844)	(7,054)

NET LOANS	545,194	339,446

Accrued interest receivable	2,416	1,650
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	1,524	796
Other non-marketable securities	896	1,055
Foreclosed real estate	1,585	2,008
Premises and equipment, net	17,599	10,900
Bank owned life insurance	20,966	8,463
Goodwill	7,077	-
Core deposit intangible	1,625	182
Other assets	6,594	4,441

TOTAL ASSETS	$766,121	$525,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$129,831	$85,347
Savings	37,000	16,597
Money market and NOW	166,511	124,635
Time	285,560	221,879

TOTAL DEPOSITS	618,902	448,458

Short-term debt	20,733	6,305
Long-term debt	25,591	12,372
Accrued interest payable	276	225
Accrued expenses and other liabilities	2,934	2,282

TOTAL LIABILITIES	668,436	469,642

Shareholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized; 7,645 and 0 shares outstanding December 31, 2014 and 2013, respectively	7,645	-
Common stock, $1 par value, 25,000,000 shares authorized; 11,377,980 and 6,921,352 shares issued and outstanding at December 31, 2014 and 2013, respectively	11,378	6,922
Additional paid-in capital	68,406	42,062
Retained earnings	9,447	7,128
Common stock issued to deferred compensation trust, at cost 259,551 and 239,769 shares at December 31, 2014 and 2013, respectively	(2,121)	(1,976)
Directors’ Deferred Compensation Plan Rabbi Trust	2,121	1,976
Accumulated other comprehensive income (loss)	809	(108)

TOTAL SHAREHOLDERS’ EQUITY	97,685	56,004

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$766,121	$525,646

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$24,288	$21,147	$23,405
Federal funds sold and interest-earning deposits in other banks	157	204	164
Investments	1,659	1,552	1,563

TOTAL INTEREST INCOME	26,104	22,903	25,132
INTEREST EXPENSE
Money market, NOW and savings deposits	326	425	522
Time deposits	3,793	4,498	5,678
Short term debt	59	40	113
Long term debt	341	295	319
TOTAL INTEREST EXPENSE	4,519	5,258	6,632
NET INTEREST INCOME	21,585	17,645	18,500

RECOVERY FOR LOAN LOSSES	(194)	(325)	(2,597)

NET INTEREST INCOME AFTER RECOVERY FOR LOAN LOSSES	21,779	17,970	21,097

NON-INTEREST INCOME
Fees from pre-sold mortgages	-	73	296
Loss on the sale of securities	(46)	-	-
Service charges on deposit accounts	996	1,061	1,200
Gain on branch sale	-	-	557
Other fees and income	1,725	1,495	1,545

TOTAL NON-INTEREST INCOME	2,675	2,629	3,598

NON-INTEREST EXPENSE
Personnel	10,213	8,111	8,318
Occupancy and equipment	1,726	1,518	1,346
Deposit insurance	404	430	763
Professional fees	1,238	1,155	1,495
Merger-related	1,941	428	-
Information systems	1,527	1,309	1,429
Foreclosure related expenses	480	388	1,165
Other	3,131	2,516	2,720

TOTAL NON-INTEREST EXPENSE	20,660	15,855	17,236

INCOME BEFORE INCOME TAX	3,794	4,744	7,459

INCOME TAX	1,437	1,803	2,822

NET INCOME	2,357	2,941	4,637
DIVIDENDS OF PREFERRED STOCK	38	-	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,319	$2,941	$4,637

Basic	$0.26	$0.43	$0.67
Diluted	$0.26	$0.43	$0.67

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	8,870,114	6,918,814	6,898,147
Diluted	8,974,384	6,919,760	6,898,377

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(Amounts in thousands)

Net income	$2,357	$2,941	$4,637

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities- available for sale	1,408	(1,949)	(91)
Tax effect	(520)	763	31
	888	(1,186)	(60)

Reclassification adjustment for losses included in net income	46	-	(223)
Tax effect	(17)	-	76
	29	-	(147)

Total	917	(1,186)	(207)

Total comprehensive income	$3,274	$1,755	$4,430

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013 and 2012

									Accumulated
								Common Stock	other
								Issued	Compre-
					Additional			to Deferred	hensive	Total
	Preferred Stock		Common Stock		paid-in	Retained	Deferred	Compensation	Income	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Comp Plan	Trust	(Loss)	Equity
Balance at December 31, 2011	-	$-	6,860,367	$6,860	$41,851	$(450)	$1,574	$(1,574)	$1,285	$49,546
Net income	-	-	-	-	-	4,637	-	-	-	4,637
Sale of Common Stock	-	-	53,269	54	111	-	-	-	-	165
Other comprehensive loss, net	-	-	-	-	-	-	-	-	(207)	(207)
Stock based compensation	-	-	-	-	38	-	-	-	-	38
Director equity incentive plan, net	-	-	-	-	-	-	203	(203)	-	-
Balance at December 31, 2012	-	-	6,913,636	6,914	42,000	4,187	1,777	(1,777)	1,078	54,179

Net income	-	-	-	-	-	2,941	-	-	-	2,941
Other comprehensive loss, net	-	-	-	-	-	-	-	-	(1,186)	(1,186)
Stock option exercise	-	-	7,716	8	36	-	-	-	-	44
Stock based compensation	-	-	-	-	26	-	-	-	-	26
Director equity incentive plan, net	-	-	-	-	-	-	199	(199)	-	-
Balance at December 31, 2013	-	-	6,921,352	6,922	42,062	7,128	1,976	(1,976)	(108)	56,004

Net income	-	-	-	-	-	2,357	-	-	-	2,357
Other comprehensive loss, net	-	-	-	-	-	-	-	-	917	917
Shares issued for Select merger	7,645	7,645	4,416,500	4,416	25,441	-	-	-	-	37,502
Preferred stock dividends paid	-	-	-	-	-	(38)	-	-	-	(38)
Stock option exercises	-	-	40,128	40	178	-	-	-	-	218
Stock options acquired in merger	-	-	-	-	634	-	-	-	-	634
Stock based compensation	-	-	-	-	91	-	-	-	-	91
Director equity incentive plan, net	-	-	-	-	-	-	145	(145)	-	-
Balance at December 31, 2014	7,645	$7,645	11,377,980	$11,378	$68,406	$9,447	$2,121	$(2,121)	$809	$97,685

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,357	$2,941	$4,637
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	(194)	(325)	(2,597)
Depreciation and amortization of premises and equipment	736	522	581
Amortization and accretion of investment securities	954	874	769
Amortization of deferred loan fees and costs	(306)	(227)	(197)
Amortization of core deposit intangible	347	116	115
Amortization of acquisition premium on time deposits	(460)	-	-
Net accretion of acquisition discount on borrowings	(188)	-	-
Deferred income taxes	130	753	2,784
Stock-based compensation	91	26	38
Accretion on acquired loans	(732)	-	-
Loss on the sale of securities	46	-	-
Gain on sale of branches	-	-	(557)
Increase in cash surrender value of bank owned life insurance	(269)	(235)	(247)
Gain on sale of premises and equipment	(6)	-	-
Net loss on sale and write-downs of foreclosed real estate	251	319	960
Change in assets and liabilities:
Net change in accrued interest receivable	(34)	(14)	367
Net change in other assets	538	(84)	1,781
Net change in accrued expenses and other liabilities	138	12	16

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,399	4,678	8,450

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of FHLB stock	336	177	275
Purchase of investment securities available for sale	(10,396)	(25,922)	(42,148)
Maturities of investment securities available for sale	8,924	9,651	14,122
Mortgage-backed securities pay-downs	11,003	11,103	12,805
Proceeds from sale of investment securities available for sale	504	-	500
Net change in loans outstanding	11,877	20,469	45,227
Cash received from acquisition	15,406	-	-
Cash paid on sale of branches	-	-	(12,621)
Net change in other non-marketable securities	159	50	(25)
Purchase of Bank owned life insurance	(10,000)	-	-
Proceeds from sale of loans	-	-	342
Proceeds from sale of foreclosed real estate	1,440	1,138	4,058
Proceeds from the sale of premises and equipment	18	-	-
Retirement of premises and equipment	-	-	19
Purchases of premises and equipment	(735)	(483)	(231)

NET CASH PROVIDED BY INVESTING ACTIVITIES	28,536	16,183	22,323

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(51,303)	$(50,101)	$11,603
Proceeds from short-term debt	6,717	-	6,666
Repayments of short-term debt	-	(11,543)	(10,695)
Repayments of long-term debt	(1,988)	-	(2,000)
Preferred stock dividends paid	(38)	-	-
Proceeds from stock options exercised	218	44	165

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(46,394)	(61,600)	5,739

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,459)	(40,739)	36,512

CASH AND CASH EQUIVALENTS, BEGINNING	72,869	113,608	77,096

CASH AND CASH EQUIVALENTS, ENDING	$58,410	$72,869	$113,608

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$4,468	$5,314	$6,681
Income taxes paid	213	1,624	-
Non-cash transactions:
Change in fair value of investments securities available for sale, net of tax	917	(1,186)	(207)
Transfer from loans to foreclosed real estate	1,197	632	4,820

Acquisition:
Assets acquired (excluding goodwill)	276,937	-	-
Liabilities assumed	245,878	-	-
Other equity interests acquired	36,517	-	-
Purchase price	38,136	-	-
Goodwill recorded	7,077	-	-

See accompanying notes.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE A - ORGANIZATION AND OPERATIONS

Select Bancorp, Inc. (“Company”) is a bank holding company whose principal business activity consists of ownership of Select Bank & Trust Company (referred to as the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation. In 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of the Company. New Century Statutory Trust I is not a consolidated subsidiary of the Company. The Company is subject to the rules and regulations of the Board of Governors of the Federal Reserve and the North Carolina Commissioner of Banks.

Select Bank & Trust Company was originally incorporated as New Century Bank on May 19, 2000 and began banking operations on May 24, 2000. Legacy Select Bank & Trust Company was incorporated on July 30, 2004 and was merged with and into the Bank on July 25, 2014 in connection with the Company’s acquisition of Legacy Select. Select Bank & Trust Company continues as the only banking subsidiary of the Company with its headquarters and operations center located in Dunn, NC. The Bank is engaged in general commercial and retail banking in central and eastern North Carolina and operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.

Reclassification

Certain items for 2013 have been reclassified to conform to the 2014 presentation. Such reclassifications had no effect on net income, total assets or shareholders’ equity as previously reported.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, business combinations and the valuation of other real estate owned.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Under the acquisition method, the acquiring entity in a business combination recognizes all of the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including identified intangible assets, exceeds the purchase price, a bargain purchase gain is recognized.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets acquired and liabilities assumed from contingencies must also be recognized at fair value if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.

The acquired assets and assumed liabilities are recorded at estimated fair values. Management makes significant estimates and exercises significant judgment in accounting for business combinations. Management judgmentally assigns risk ratings to loans based on credit quality, appraisals and estimated collateral values, and estimated expected cash flows to measure fair values for loans. Real estate acquired in settlement of loans is valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Core deposit intangibles are valued based on a weighted combination of the income and market approach where the income approach converts anticipated economic benefits to a present value and the market approach evaluates the market in which the asset is traded to find an indication of prices from actual transactions. Management uses quoted or current market prices to determine the fair value of investment securities. Fair values of deposits and borrowings are based on current market interest rates and are inclusive of any applicable prepayment penalties.

Cash and Due from Banks, Interest-Earning Deposits in Other Banks and Federal Funds Sold

For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “Cash and due from banks,” “Interest-earning deposits in other banks,” and “Federal funds sold.”

Certificates of Deposits

Certificates of deposits are cash instruments that management has the intent and ability to hold for the foreseeable future or until maturity and are reported at cost.

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The acquired loans are segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration based on such factors as past due status, nonaccrual status and credit risk ratings.

In determining the acquisition date fair value of purchased credit-impaired (“PCI”) loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics within the following loan categories: 1-to-4 family residential loans other than junior liens, 1-to-4 family residential junior liens, construction and land development, farm land, commercial real estate (nonowner-occupied), commercial real estate (owner-occupied), commercial and industrial, and all other loan categories. Expected cash flows at the acquisition date in excess of the fair value of loans are referred to as the “accretable yield” and recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, significant increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

The difference between the fair value of an acquired performing loan pool and the contractual amounts due at the acquisition date (the “fair value discount”) is accreted into income over the estimated life of the pool. The Company’s policy for determining when to discontinue accruing interest on acquired performing loans and the subsequent accounting for such loans is essentially the same as the policy for originated loans described earlier.

Loans are deemed uncollectible at the discretion of the Chief Credit Officer, based on a variety of credit, collateral, documentation and other issues. In the case where a loan is unsecured and in default it is fully charged off.

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level in light of the risk inherent in the loan portfolio. In making the evaluation of the adequacy of the allowance for loan losses, management gives consideration to current economic conditions, statutory examinations of the loan portfolio by regulatory agencies, delinquency information and management’s internal review of the loan portfolio. Loans are considered impaired when it is probable that all amounts due will not be collected in accordance with the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if the loan is collateral-dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case, interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Decreases in expected cash flows of PCI loans after the acquisition date are recognized by recording an allowance for credit loss. In pools where impairment has already been recognized, an increase in cash flows will result in a reversal of prior impairment. Management analyzes these acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or specific review by loan officers. Trends are reviewed in terms of traditional credit metrics such as accrual status, past due status, and weighted average risk grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool.

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost at December 31, 2014 and 2013. The Company continually monitors the financial strength of the FHLB and evaluates the investment for potential impairment. There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the Bank’s investment in FHLB stock.

Other Non-Marketable Securities

Other non-marketable securities are equity instruments that are reported at cost.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 40 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Bank Owned Life Insurance

Bank Owned Life Insurance ("BOLI") is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefit proceeds received in excess of the policy's cash surrender value are recognized to income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At December 31, 2014 and 2013, the Company held no loans against its BOLI cash surrender values.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

Core Deposit Intangible

The Company considers its core deposits to be intangible assets with finite lives. Core deposit intangibles are being amortized using the effective interest method.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company has certain stock-based employee compensation plans, described more fully in Note N. Generally accepted accounting principles (“GAAP”) require recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). GAAP also requires the compensation cost for all awards granted after the date of adoption and any unvested awards that remained outstanding as of the date of adoption to be measured based on the fair value of the award on the grant date.

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

Marketing

The Company focuses its marketing efforts on small to medium-sized businesses, professionals and retail clients, and on achieving certain strategic objectives, including increasing noninterest income and growing core deposits and loans. The Company promotes its brand through its traditional advertising and promotions, sponsorship of local events and other community-focused campaigns. The Bank also invests in bank-hosted events and client hospitality opportunities that foster relationship building and business development. The marketing and advertising charges for the Company are expensed as incurred.

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	2014	2013	2012

Weighted average number of common shares used in computing basic net income per share	8,870,114	6,918,814	6,898,147

Effect of dilutive stock options	104,270	946	230

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	8,974,384	6,919,760	6,898,377

At December 31, 2014, 2013 and 2012, there were 75,783, 277,480 and 360,931 anti-dilutive options, respectively.

Recent Accounting Pronouncements

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In November 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-17: Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide the option for acquired entities to apply pushdown accounting in their stand-alone financial statements when a change-in-control event takes place. This election may be made at each change-in-control event, and allows entities to apply pushdown accounting in a subsequent period if not applied in the period in which the change-in-control event took place. The amendments in this Update were effective upon issue on November 18, 2014, allowing entities to apply the provisions to future change-in-control events or to its most recent change-in-control event. Adoption of this Update did not have an impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This Update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in this Update are effective for periods beginning after December 15, 2016 and early adoption is not permitted. Adoption of this update is not expected to have a material impact on the Company’s financial position or results of operations.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2014 the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. Effective for public business entities for the first interim or annual period beginning after December 15, 2014. For all other entities, the accounting changes are effective for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited; however, all other entities may elect to apply the requirements for interim periods beginning after December 15, 2014.

For public business entities, the disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. For all other entities, both new disclosures are required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015. Adoption of this Update is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments in this Update require a reporting entity to derecognize a mortgage loan and recognize a separate other receivable upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2014. Adoption of this Update is not expected to have a material impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

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

Note C – Business Combinations

On September 30, 2013, the Company executed a merger agreement with Legacy Select Bancorp, Inc. (“Select”), a bank holding company headquartered in Greenville, North Carolina, whose wholly-owned subsidiary, Select Bank & Trust Company, was a state-chartered commercial bank with approximately $276.9 million in assets as of the merger date July 25, 2014. The merger expanded the Bank’s North Carolina presence with six branches in Greenville (two), Elizabeth City, Washington, Gibsonville and Burlington.

On July 25, 2014, New Century acquired Legacy Select, and its wholly-owned subsidiary, Select Bank & Trust Company, and assumed the name, Select Bancorp, Inc. Under the acquisition method, the assets and liabilities of Legacy Select, as of the effective date of the acquisition, are recorded at their respective fair values. For the acquisition of Legacy Select, estimated fair values of assets acquired and liabilities assumed are based on the information that is available, and the Company believes this information provides a reasonable basis for determining fair values. Management has substantially completed its valuation of Legacy Select’s assets and liabilities, but may refine those valuations for up to one year following closing of the transaction.

Under the terms of the agreement, shareholders of Select common stock received 1.8264 shares of New Century common stock for each share of Select common stock, for a value of approximately $31.1 million in the aggregate, based on 2,418,347 shares of Select common stock outstanding and the $6.76 per share closing price of New Century common stock on July 25, 2014, valuing each share of Select common stock at $12.35.

Each share of Select’s issued and outstanding preferred stock was exchanged for one share of newly issued New Century preferred stock having terms substantially identical to Select’s preferred stock. All of the issued and outstanding shares of Select’s preferred stock are held by the Secretary of the United States Treasury and were issued in connection with Select’s participation in the Small Business Lending Fund.

Any changes resulting from the evaluation of these or other estimates as of the acquisition date may change the amount of the preliminary fair values recorded.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

Note C – Business Combinations (continued)

The following table provides the carrying value of acquired assets and assumed liabilities, as recorded by the Company, the fair value adjustments calculated at the time of the merger and the resulting fair value recorded by the Company.

	July 25, 2014
	As recorded by	Fair Value	As recorded by
	Legacy Select	adjustments	the Company
(Dollars in thousands)
Assets
Cash and cash equivalents	$15,406	$-	$15,406
Investment securities	28,264	(284)	27,980
Loans	223,131	(5,541)	217,590
Less: allowance for loan losses	(3,389)	3,389	-
Premises and equipment	6,380	332	6,712
Accrued interest receivable	864	(132)	732
Other real estate owned	71	-	71
Bank owned life insurance	2,234	-	2,234
Goodwill	1,488	(1,488)	-
Core deposit intangible	234	1,556	1,790
Other assets	2,507	1,915	4,422
Total assets acquired	$277,190	$(253)	$276,937

Liabilities
Deposits:
Noninterest-bearing	$42,507	$-	$42,507
Interest-bearing	177,525	2,175	179,700
Total deposits	220,032	2,175	222,207
Borrowings	22,198	908	23,106
Other liabilities	565	-	565
Total liabilities assumed	$242,795	$3,083	$245,878
Fair value of net assets assumed			31,059
Value of preferred shares issued to Legacy Select shareholders			7,645
Value of common shares issued to Legacy Select shareholders			29,857
Additional consideration ensuing from stock options issued to Legacy Select shareholders			634
Goodwill recorded for Legacy Select			$7,077

Goodwill recorded for Legacy Select represents future revenues to be derived from the existing customer base, including efficiencies that will result from combining operations.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

Note C – Business Combinations (continued)

On July 25, 2014, 202,842 Legacy Select stock options were converted to 370,278 Company stock options. At December 31, 2014, 339,380 of these converted options were outstanding and exercisable with an average weighted remaining contractual life of approximately 3.46 years and an aggregate intrinsic value of $1.1 million. There were no forfeitures and 28,612 options were exercised since the merger related to Legacy Select stock options.

In determining the acquisition date fair value of purchased credit-impaired (“PCI”) loans, and in subsequent accounting, the Company generally aggregates loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are referred to as the “accretable yield” and recorded as interest income prospectively.

PCI loans acquired totaled $28.6 million at estimated value and acquired performing loans totaling $189.0 million at estimated fair value. For PCI loans acquired from Legacy Select, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the merger were:

(Dollars in thousands)	July 25, 2014

Contractually required payments	$34,329
Nonaccretable difference	1,402
Cash flows expected to be collected	32,927
Accretable yield	4,360
Fair value at acquisition date	$28,567

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

Note C – Business Combinations (continued)

The following tables reflect the pro forma total net interest income, noninterest income and net income for the twelve months ended December 31, 2014 and 2013 as though the acquisition of Legacy Select had taken place on January 1, 2013. The pro forma results have not been adjusted to remove non-recurring acquisition-related expenses, and are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on January 1, 2013, nor of future results of operations.

	Twelve Months Ended December 31
	2014	2013
	(Dollars in thousands, except per share)
Net interest income	$27,845	$29,855
Non-interest income	3,623	3,809
Net income available to common shareholders	3,039	7,015

Earnings per share, basic	$0.27	$0.62
Earnings per share, diluted	$0.26	$0.62

Weighted average common shares outstanding, basic	11,375,803	11,274,332
Weighted average common shares outstanding, diluted	11,475,865	11,405,950

Merger-related expense in 2014 and 2013 totaled $1.9 million and $428,000, respectively. These costs were recorded as noninterest expense as incurred. There were no merger-related expenses in 2012.

NOTE D - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investments (“AFS”), with gross unrealized gains and losses, follow:

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$28,180	$61	$(320)	$27,921
Mortgage-backed securities – GSE’s	52,278	1,115	(89)	53,304
Municipal bonds	20,496	516	(2)	21,010

	$100,954	$1,692	$(411)	$102,235

As of December 31, 2014, accumulated other comprehensive gains included net unrealized gains totaling $1.3 million. Deferred tax liabilities resulting from these net unrealized gains totaled $481,000.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE D - INVESTMENT SECURITIES (Continued)

	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$35,240	$53	$(628)	$34,665
Mortgage-backed securities – GSE’s	40,801	666	(402)	41,065
Municipal bonds	7,968	281	(143)	8,106

	$84,009	$1,000	$(1,173)	$83,836

As of December 31, 2013, accumulated other comprehensive loss included net unrealized losses totaling $173,000. Deferred tax assets resulting from these unrealized losses totaled $65,000.

Securities with a carrying value of $85.1 million and $35.2 million at December 31, 2014 and 2013, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2014 and 2013.

	2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$2,926	$(24)	$12,731	$(296)	$15,657	$(320)
Mortgage-backed securities- GSE’s	1,965	(28)	4,590	(61)	6,555	(89)
Municipal bonds	-	-	112	(2)	112	(2)
Total temporarily impaired securities	$4,891	$(52)	$17,433	$(359)	$22,324	$(411)

At December 31, 2014, the Company had thirteen AFS securities with an unrealized loss for twelve or more consecutive months. Eight U.S. government agency GSE’s, one municipal and four mortgage-backed GSE had unrealized losses for more than twelve months totaling $359,000 at December 31, 2014. Two U.S. government agency GSE’s and one mortgage-backed GSE bonds had unrealized losses for less than twelve months totaling $52,000 at December 31, 2014. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities. The Company incurred a $46,000 loss on one municipal security during 2014.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE D - INVESTMENT SECURITIES (Continued)

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

At December 31, 2013, the Company had three AFS securities with an unrealized loss for twelve or more consecutive months. Two U.S. government agency GSE’s and one mortgage-backed GSE had unrealized losses for more than twelve months totaling $479,000 at December 31, 2013. Eight U.S. government agency GSE’s, nineteen mortgage-backed GSE’s, and three municipal bonds had unrealized losses for less than twelve months totaling $694,000 at December 31, 2013. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities. There were no securities sold at loss in 2013.

Since none of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended December 31, 2014 and December 31, 2013. In 2014 the Company incurred a loss on the disposal of one security and did not realize any losses related to securities in 2013.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE D - INVESTMENT SECURITIES (Continued)

The following table sets forth certain information regarding the amortized costs, carrying values and contractual maturities of the Company’s investment portfolio at December 31, 2014.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s
Due within one year	$6,352	$6,360
Due after one but within five years	6,018	6,015
Due after five but within ten years	10,032	9,837
Due after ten years	5,778	5,709
	28,180	27,921
Mortgage-backed securities – GSE’s
Due within one year	21	22
Due after one but within five years	35,114	36,049
Due after five but within ten years	17,143	17,233
Due after ten years	-	-
	52,278	53,304
Municipal bonds
Due within one year	576	579
Due after one but within five years	3,806	3,950
Due after five but within ten years	6,351	6,465
Due after ten years	9,763	10,016
	20,496	21,010
Total securities available for sale
Due within one year	6,949	6,961
Due after one but within five years	44,938	46,014
Due after five but within ten years	33,526	33,535
Due after ten years	15,541	15,725

	$100,954	$102,235

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS

The following is a summary of loans at December 31, 2014 and 2013:

	2014		2013
		Percent		Percent
	Amount	of total	Amount	of total
	(dollars in thousands)
Real estate loans:
1- to- 4 family residential	$90,903	16.47%	$35,006	10.10%
Commercial real estate	233,630	42.32%	169,176	48.82%
Multi-family residential	42,224	7.65%	19,739	5.70%
Construction	83,593	15.14%	53,325	15.39%
Home equity lines of credit (“HELOC”)	38,093	6.90%	31,863	9.20%

Total real estate loans	488,443	88.48%	309,109	89.21%

Other loans:
Commercial and industrial	58,217	10.55%	29,166	8.42%
Loans to individuals	5,953	1.08%	8,584	2.48%
Overdrafts	64	0.01%	191	0.05%
Total other loans	64,234	11.64%	37,941	10.95%

Gross loans	552,677		347,050

Less deferred loan origination fees, net	(639)	(.12)%	(550)	(.16)%

Total loans	552,038	100.00%	346,500	100.00%

Allowance for loan losses	(6,844)		(7,054)

Total loans, net	$545,194		$339,446

Loans are primarily made in central and eastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and can be affected by the local economic conditions.

At December 31, 2014, the Company had pre-approved but unused lines of credit totaling $129.7 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

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

Related Parties

The Bank has loan transactions with its directors and executive officers in the regular course of business. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features. The following table represents loan transactions for directors and executive officers who held that position as of December 31, 2014 and 2013. A summary of related party loan transactions, in thousands, is as follows:

	2014	2013
Balance at January 1	$5,370	$2,816
Exposure of directors/executive officers added	2,020	-
Borrowings	3,208	3,758
Directors/executive officers resigned or retired from board	(4,631)	(9)
Loan repayments	(2,570)	(1,195)

Balance at December 31	$3,397	$5,370

At December 31, 2014, there was $4.8 million of unused lines of credit outstanding to directors and executive officers of the Company and its subsidiaries.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

Non-Accrual and Past Due Loans

The following tables present as of December 31, 2014 and 2013 an age analysis of past due loans, segregated by class of loans:

	30+	Non-	Total
	Days	Accrual	Past		Total
2014	Past Due	Loans	Due	Current	Loans
	(dollars in thousands)

Total Loans
Commercial and industrial	$141	$632	$773	$57,444	$58,217
Construction	-	816	816	82,777	83,593
Multi-family residential	-	901	901	41,323	42,224
Commercial real estate	3,377	2,576	5,953	227,677	233,630
Loans to individuals & overdrafts	22	-	22	5,995	6,017
1 to 4 family residential	1,464	1,160	2,624	88,279	90,903
HELOC	14	853	867	37,226	38,093
Deferred loan (fees) cost, net	-	-	-	-	(639)
	$5,018	$6,938	$11,956	$540,721	$552,038

Loans- PCI
Commercial and industrial	$2	$-	$2	$655	$657
Construction	-	-	-	1,463	1,463
Multi-family residential	-	-	-	2,724	2,724
Commercial real estate	562	-	562	11,341	11,903
Loans to individuals & overdrafts	-	-	-	128	128
1 to 4 family residential	283	-	283	9,689	9,972
HELOC	-	-	-	188	188
	$847	$-	$847	$26,188	$27,035

Loans- excluding PCI

Commercial and industrial	$139	$632	$771	$56,789	$57,560
Construction	-	816	816	81,314	82,130
Multi-family residential	-	901	901	38,599	39,500
Commercial real estate	2,815	2,576	5,391	216,336	221,727
Loans to individuals & overdrafts	22	-	22	5,867	5,889
1 to 4 family residential	1,181	1,160	2,341	78,590	80,931
HELOC	14	853	867	37,038	37,905
Deferred loan (fees) cost, net	-	-	-	-	(639)
	$4,171	$6,938	$11,109	$514,533	$525,003

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

Non-Accrual and Past Due Loans

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

There was one loan in the amount of $2.2 million greater than 90 days past due and still accruing interest at December 31, 2014 and there were no loans greater than 90 days past due and still accruing at December 31, 2013.

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

Impaired Loans

The following tables present information on loans, excluding PCI loans and loans evaluated collectively as a homogenous group, that were considered to be impaired as of December 31, 2014 and December 31, 2013:

				December 31, 2014
		Contractual		Year to Date
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
2014:	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$478	$478	$-	$337	$26
Construction	1,300	1,525	-	1,679	81
Commercial real estate	2,652	3,536	-	3,329	184
Loans to individuals & overdrafts	-	2	-	1	-
Multi-family residential	2,232	2,515	-	2,308	125
HELOC	637	768	-	702	39
1 to 4 family residential	2,301	2,750	-	2,928	147

Subtotal:	9,600	11,574	-	11,284	602
With an allowance recorded:
Commercial and industrial	265	267	64	266	-
Construction	167	168	80	247	1
Commercial real estate	4,878	5,761	419	5,287	214
Loans to individuals & overdrafts	-	-	-	1	-
Multi-family Residential	-	-	-	-	-
HELOC	284	526	50	418	8
1 to 4 family residential	450	455	74	502	30
Subtotal:	6,044	7,177	687	6,721	253
Totals:
Commercial	11,972	14,250	563	13,453	631
Consumer	-	2	-	2	-
Residential	3,672	4,499	124	4,550	224

Grand Total:	$15,644	$18,751	$687	$18,005	$855

Impaired loans at December 31, 2014 were approximately $15.6 million and were comprised of $6.9 million in non-accrual loans and $8.7 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately, $6.0 million of the $15.6 million in impaired loans at December 31, 2014 had specific allowances provided while the remaining $9.6 million had no specific allowances recorded. Of the $9.6 million with no allowance recorded, $1.6 million of those loans have had partial charge-offs recorded.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

Impaired Loans (Continued)

				December 31, 2013
		Contractual		Year to Date
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
2013:	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$196	$257	$-	$473	$15
Construction	2,059	2,311	-	2,016	18
Commercial real estate	3,748	4,971	-	4,987	-
Loans to individuals & overdrafts	3	3	-	2	-
Multi-family residential	2,384	2,384	-	2,009	-
HELOC	767	854	-	595	98
1 to 4 family residential	2,427	2,731	-	2,788	5

Subtotal:	11,584	13,511	-	12,870	136
With an allowance recorded:
Commercial and industrial	267	267	63	101	18
Construction	328	406	91	426	2
Commercial real estate	5,695	5,695	541	4,761	39
Loans to individuals & overdrafts	2	2	-	14	-
Multi-family Residential	-	-	-	8	-
HELOC	553	553	320	314	-
1 to 4 family residential	553	553	88	885	9
Subtotal:	7,398	7,476	1,103	6,509	68
Totals:
Commercial	14,677	16,291	695	14,782	92
Consumer	5	5	-	16	-
Residential	4,300	4,691	408	4,581	112

Grand Total:	$18,982	$20,987	$1,103	$19,379	$204

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) within the previous twelve months with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2014 and 2013:

Twelve Months Ended December 31, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	loans	investments	investments
(dollars in thousands)

Below market interest rate:
Commercial and industrial	-	$-	$-
Construction	-	-	-
Commercial real estate	-	-	-
Loans to individuals and overdrafts	-	-	-
1 to 4 family residential	1	21	20
HELOC	-	-	-
Total	1	21	20

Extended payment terms:
Commercial and industrial	-	-	-
Construction	-	-	-
Commercial real estate	2	1,125	970
Multi-family residential	-	-	-
Loans to individuals and overdrafts	-	-	-
1 to 4 family residential	1	45	40
HELOC	-	-	-
Total	3	1,170	1,010

Other:
Commercial and industrial	-	-	-
Construction	-	-	-
Commercial real estate	-	-	-
Loans to individuals and overdrafts	-	-	-
1 to 4 family residential	-	-	-
HELOC	-	-	-
Total	-	-	-

Total	4	$1,191	$1,030

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

Troubled Debt Restructurings (Continued)

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

As noted in the tables above, there were four loans that were considered TDRs at December 31, 2013, for reasons other than below market interest rates, extended terms or forgiveness of principal. These loans were renewed at terms that vary from those that the Company would enter into for new loans of this type.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (continued)

Troubled Debt Restructurings (Continued)

The following table presents loans that were modified as TDRs within the previous twelve months for which there was a payment default together with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2014 and 2013:

Twelve months ended
December 31, 2014
	Number	Recorded
	of loans	investment
(dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-
Construction	-	-
Commercial real estate	-	-
Loans to individuals and overdrafts	-	-
1 to 4 family residential	1	21
HELOC	-	-
Total	1	21

Extended payment terms:
Commercial and industrial	-	-
Construction	-	-
Commercial real estate	1	947
Loans to individuals and overdrafts	-	-
Multi-family residential	-	-
1 to 4 family residential	-	-
HELOC	-	-
Total	1	947

Forgiveness of principal:
Commercial and industrial	-	-
Construction	-	-
Commercial real estate	-	-
Loans to individuals and overdrafts	-	-
1 to 4 family residential	-	-
HELOC	-	-
Total	-	-

Other:
Commercial and industrial	-	-
Construction	-	-
Commercial real estate		-
Loans to individuals and overdrafts	-	-
1-to-4 family residential	-	-
Multi-family residential	-	-
HELOC	-	-
Total	-	-

Total	2	$968

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (continued)

Troubled Debt Restructurings (Continued)

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

Troubled Debt Restructurings (Continued)

At December 31, 2014, the Company had forty loans with an aggregate balance of $7.3 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-four loans with a balance totaling $4.9 million were still accruing as of December, 2014. The remaining sixteen TDRs with a balance totaling $2.4 million were in non-accrual status. All TDRs are included in non-performing assets and impaired loans.

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

Credit Quality Indicators (Continued)

•	Risk Grade 5 (Acceptable With Care) - This grade is given to acceptable loans that show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss. Loans assigned this grade may demonstrate some or all of the following characteristics:
o	Additional exceptions to the Bank's policy requirements, product guidelines or underwriting standards that present a higher degree of risk to the Bank. Although the combination and/or severity of identified exceptions is greater, all exceptions have been properly mitigated by other factors.

o	Unproven, insufficient or marginal primary sources of repayment that appears sufficient to service the debt at this time. Repayment weaknesses may be due to minor operational issues, financial trends, or reliance on projected (not historic) performance.

o	Marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.

•	Risk Grade 6 (Watch List or Special Mention) – Loans in this category can have the following characteristics:

o	Loans with underwriting guideline tolerances and/or exceptions and with no mitigating factors.

o	Extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank's position at some future date. Potential weaknesses are the result of deviations from prudent lending practices.

o	Loans where adverse economic conditions that develop subsequent to the loan origination that don't jeopardize liquidation of the debt but do substantially increase the level of risk may also warrant this rating.

•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans consistently not meeting the repayment schedule should be downgraded to substandard. Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action.

•	Risk Grade 8 (Doubtful) - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.

•	Risk Grade 9 (Loss) - Loans classified as Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be affected in the future.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

Credit Quality Indicators (Continued)

The following tables presents information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of December 31, 2014 and 2013:

Total Loans:
December 31, 2014
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
		(dollars in thousands)

Superior	$1,241	$-	$-	$-
Very good	1,110	-	-	-
Good	5,282	2,705	15,276	-
Acceptable	26,132	13,579	128,056	31,619
Acceptable with care	23,404	65,717	75,554	8,374
Special mention	221	384	8,036	1,330
Substandard	827	1,208	6,708	901
Doubtful	-	-	-	-
Loss	-	-	-	-
	$58,217	$83,593	$233,630	$42,224

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$82,794	$36,357
Special mention	3,978	695
Substandard	4,131	1,041
	$90,903	$38,093

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$5,969
Non-pass	48
$6,017

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

Credit Quality Indicators (Continued)

PCI Loans:
December 31, 2014
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(dollars in thousands)

Superior	$-	$-	$-	$-
Very good	-	-	-	-
Good	-	-	-	-
Acceptable	-	-	-	-
Acceptable with care	602	1,397	9,368	2,724
Special mention	-	66	1,973	-
Substandard	55	-	562	-
Doubtful	-	-	-	-
Loss	-	-	-	-
	$657	$1,463	$11,903	$2,724

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$6,437	$188
Special mention	2,926	-
Substandard	609	-
	$9,972	$188

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$117
Non-pass	11
$128

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

Credit Quality Indicators (Continued)

Total Loans, excluding PCI Loans:
December 31, 2014
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
		(dollars in thousands)

Superior	$1,241	$-	$-	$-
Very good	1,110	-	-	-
Good	5,282	2,705	15,276	-
Acceptable	26,132	13,579	128,056	31,619
Acceptable with care	22,802	64,320	66,186	5,650
Special mention	221	318	6,063	1,330
Substandard	772	1,208	6,146	901
Doubtful	-	-	-	-
Loss	-	-	-	-
	$57,560	$82,130	$221,727	$39,500

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$76,357	$36,169
Special mention	1,052	695
Substandard	3,522	1,041
	$80,931	$37,905

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$5,852
Non-pass	37
$5,889

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

Credit Quality Indicators (Continued)

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
$8,775

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

The process of determining the allowance for credit losses is driven by the risk grade system and the loss experience on non-risk graded homogeneous types of loans. The Bank’s allowance for credit losses is calculated and determined, at a minimum, each fiscal quarter end. The allowance for credit losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio. In determining the allowance for credit losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in the Bank’s market areas. For loans determined to be impaired, the impairment is based on discounted expected cash flows using the loan’s initial effective interest rate or the fair value of the collateral (less selling costs) for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations. Loans are charged off when in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. The Credit Management Committee of the Board of Directors has responsibility for oversight.

Management believes the allowance for credit losses of $6.8 million at December 31, 2014 is adequate to cover inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.

Determining the fair value of PCI loans at acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected to be collected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for credit losses from the acquired company.

In 2014, the Company implemented a methodology for calculating the credit marks for loans acquired in the merger with Legacy Select to cover estimated credit losses on those loans. These enhancements included several refinements to the data accumulation processes for determining the probability of default and loss given default for the various classes of loans that are more statistically sound than those previously employed. In addition, commercial risk graded loans are now segregated between those that are real estate secured and those that are not. A robust identification of various factors has also been embedded in the estimation process. Management believes these enhancements will improve the precision of the process for estimating the inherent loss in the loan portfolio. The revisions did not have a material impact on the allowance recorded at December 31, 2014.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

For PCI loans acquired from Legacy Select, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the merger and December 31, 2014 were:

(Dollars in thousands)	July 25, 2014	December 31, 2014

Contractually required payments	$34,329	$32,233
Nonaccretable difference	1,402	1,436
Cash flows expected to be collected	32,927	30,797
Accretable yield	4,360	3,762
Fair value	$28,567	$27,035

The following table documents changes to the amount of the PCI accretable yield from the acquisition date to December 31, 2014 (dollars in thousands):

Accretable yield, beginning of period	$-
Addition from Legacy Select acquisition	4,360
Accretion	(598)
Reclassification from (to) nonaccretable difference	-
Accretable yield, end of period	$3,762

Allowance for Loan Losses

The allowance for loan losses is a reserve established through provisions for loan losses charged to income and represents management’s best estimate of loans losses inherent within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated losses and risk inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of reserves is designed to account for changes in credit quality as they occur The provision for loan losses reflects loan quality trends, including the levels of, and trends related to, past due loans and economic conditions at the local and national levels. It also considers the quality and risk characteristics of the Company’s loan origination and servicing policies and practices.

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

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

In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used net charge-off history for most recent ten consecutive quarters prior to December 31, 2013. In determining the appropriate level of the allowance for loan losses at December 31, 2013, the loss history was expanded to fourteen consecutive quarters of net charge-offs. Since the most recent quarters contain a declining amount of charge offs coupled with a large number of recoveries and thus have a lower loss history than quarters from 2011 and 2012, management determined that the expansion of loss history better reflects the inherent losses in the current loan portfolio. The impact of this adjustment to the allowance for loan losses resulted in a $1.2 million increase to our 2013 loan loss reserves as compared to the methodology previously used. Loan loss provisions in 2013 were also affected by the decline in overall loan balances during the year.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan segment for the twelve month periods ended December 31, 2014, 2013 and 2012, respectively (in thousands):

2014	Commercial			1 to 4		Loans to	Multi-
	And		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Loans – excluding PCI
Balance, beginning of period 01/01/2014	$245	$565	$4,599	$826	$680	$65	$74	$7,054
Provision for loan losses	589	479	(1,899)	(262)	499	195	205	(194)
Loans charged-off	(63)	(4)	(150)	(26)	(327)	(98)	-	(668)
Recoveries	32	63	364	92	78	23	-	652
Total	$803	$1,103	$2,914	$630	$930	$185	$279	$6,844

PCI Loans
Balance, beginning of period 01/01/2014	$-	$-	$-	$-	$-	$-	$-	$-
Provision for loan losses	-	-	-	-	-	-	-	-
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$-

Total Loans
Balance, beginning of period 01/01/2014	$245	$565	$4,599	$826	$680	$65	$74	$7,054
Provision for loan losses	589	479	(1,899)	(262)	499	195	205	(194)
Loans charged-off	(63)	(4)	(150)	(26)	(327)	(98)	-	(668)
Recoveries	32	63	364	92	78	23	-	652
Balance, end of period 12/31/2014	$803	$1,103	$2,914	$630	$930	$185	$279	$6,844

Ending Balance: individually evaluated for impairment	$64	$80	$419	$74	$50	$-	$-	$687
Ending Balance: collectively evaluated for impairment	$739	$1,023	$2,495	$556	$880	$185	$279	$6,157

Loans:
Ending Balance	$58,217	$83,593	$233,630	$90,903	$38,093	$6,017	$42,224	$552,677
Ending Balance: individually evaluated for impairment	$743	$1,467	$7,530	$2,751	$921	$-	$2,232	$15,644

Ending Balance: collectively evaluated for impairment	$57,474	$82,126	$226,100	$88,152	$37,172	$6,017	$39,992	$537,033

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE E - LOANS (Continued)

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE F - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2014 and 2013:

	2014	2013
	(dollars in thousands)

Land	$5,097	$3,105
Buildings	13,615	9,144
Furniture and equipment	4,743	3,903
Leasehold improvements	144	40
Construction in progress	64	86
23,663	16,278
Less accumulated depreciation	6,064	5,378

Total	$17,599	$10,900

Depreciation amounting to approximately $736,000, $522,000, and $581,000 for the years ended December 31, 2014, 2013, and 2012, respectively, is included in occupancy and equipment expense, data processing and other outsourced services expense and other expenses.

The Company has operating leases for its corporate offices and branches that expire at various times through 2027. Future minimum lease payments under the leases for years subsequent to December 31, 2014 are as follows:

Total Lease Payments
(dollars in thousands)

2015	$262
2016	194
2017	126
2018	117
2019	126
Years thereafter	736

$1,561

During 2014, 2013, and 2012, payments under operating leases were approximately $290,000, $185,000, and $131,000, respectively. Lease expense was accounted for on a straight line basis. Rental income earned on office space leased to third parties is $84,000 for 2014 and there was no rental income for 2013 and 2012. Future rental income is expected to be immaterial to the consolidated financial statements of the Company.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes the changes in carrying amounts of goodwill and other intangibles (core deposit intangibles) for the periods presented.

		Core Deposit Intangible
			Accumulated
	Goodwill	Gross	Amortization	Net
	(In thousands)
Balance at January 1, 2012	$-	$1,400	$(855)	$545
Impairment from branch sales	-	(131)	-	(131)
Amortization expense	-	-	(116)	(116)
Balance at December 31, 2012	-	1,269	(971)	298
Amortization expense	-	-	(116)	(116)
Balance at December 31, 2013	-	1,269	(1,087)	182
Goodwill and core deposit intangible resulting from merger	7,077	1,790	-	1,790
Amortization expense	-	-	(347)	(347)

Balance at December 31, 2014	$7,077	$3,059	$(1,434)	$1,625

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting.

The value of acquired core deposit relationships was determined using the present value of the difference between a market participant's cost of obtaining alternative funds and the cost to maintain the acquired deposit base. The Company’s core deposit intangible is amortized using the effective yield method over six years. The gross amount of the core deposit intangible is $3.1 million with $1.5 million being amortized and impaired to date, leaving a remaining net balance of $1.6 million as of December 31, 2014.

The table below summarizes the remaining core deposit intangible amortization (dollars in thousands):

2015	$540
2016	388
2017	302
2018	217
2019	132
Thereafter	46

$1,625

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE H – DEPOSITS

The scheduled maturities of time deposits at December 31, 2014 are as follows:

Total Time Deposits
(dollars in thousands)

2015	$118,973
2016	78,571
2017	69,212
2018	13,618
2019	5,186
Thereafter	-

$285,560

Time deposits with balances of $250,000 or more were $58.9 million and $31.5 million at December 31, 2014 and 2013, respectively.

NOTE I - SHORT TERM AND LONG TERM DEBT

At December 31, 2014, the Company had $20.7 million in short term debt and $25.6 million in long term debt. Short term debt consisted of $15.7 million in securities sold under agreements to repurchase and a $5.0 million Federal Home Loan Bank advance. Advances from the Federal Home Loan Bank are collateralized with loans as of December 31, 2014. Long term debt consisted of $12.4 million in junior subordinated debentures and $13.2 million in Federal Home Loan Bank advances. The Federal Home Loan Bank advances are collateralized by $116.7 million of loans.

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

	2014	2013
	(Dollars in thousands)

Balance at December 31	$15,663	$6,305
Weighted average interest rate at December 31	0.34%	0.37%
Maximum amount outstanding at any month-end during the year	$15,663	$17,300
Average daily balance outstanding during the year	$9,957	$13,516
Average annual interest rate paid during the year	0.35%	0.25%

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE I - SHORT TERM AND LONG TERM DEBT (Continued)

At December 31, 2014, the Company had $18.2 million in advances from the Federal Home Loan Bank of Atlanta and no borrowings from the Federal Reserve Bank discount window. Advances consisted of the following at December 31, 2014:

	Amount	Rate	Maturity Date
	(dollars in thousands)
Advance type:
Fixed rate hybrid	$5,070	3.31%	6/23/2015
Fixed rate hybrid	5,208	3.47%	8/08/2016
Principal Reducing	1,111	0.57%	8/15/2016
Convertible	5,433	4.63%	6/28/2017
Principal Reducing	1,467	1.09%	8/13/2018

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

The Company pays interest on the junior subordinated debentures at an annual rate, reset quarterly, equal to 3 month LIBOR plus 2.15%. The debentures are redeemable on September 20, 2009 or afterwards in whole or in part, on any March 20, June 20, September 20 or December 20. Redemption is mandatory at September 20, 2034. The Company has fully and unconditionally guaranteed repayment of the trust-preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2014.

Lines of credit amounted to $157.0 million with various correspondent banks with $17.6 million outstanding and $139.4 million available. Some of the lines of credit are secured and other unsecured with a variety of rates and terms.

NOTE J - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
	(dollars in thousands)
Current tax provision:
Federal	$1,067	$823	$38
State	240	227	-
Total current tax provision	1,307	1,050	38

Deferred tax provision:
Federal	123	526	2,217
State	7	227	567
Total deferred tax provision	130	753	2,784

Net income tax provision	$1,437	$1,803	$2,822

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE J - INCOME TAXES (Continued)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2014	2013	2012
	(dollars in thousands)

Income tax at federal statutory rate	$1,290	$1,613	$2,536
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	164	300	374
Tax-exempt interest income	(116)	(66)	(68)
Income from life insurance	(92)	(80)	(84)
Incentive stock option expense	18	9	13
Merger expenses	151	-	-
Other permanent differences	22	27	51

Provision for income taxes	$1,437	$1,803	$2,822

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2014 and 2013 are as follows:

	2014	2013
	(dollars in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$2,553	$2,631
Deferred compensation	281	327
Supplemental executive retirement plan	59	59
Acquisition accounting	2,710	-
Unrealized losses on available-for-sale securities	-	65
Write-downs on foreclosed real estate	170	77
AMT tax credit	-	25
Other	98	164
Total deferred tax assets	5,871	3,348
Deferred tax liabilities relating to:
Premises and equipment	(1,207)	(694)
Deferred loan fees/costs	(35)	(29)
Unrealized gains on available-for-sale securities	(481)	-
Core deposit intangible	(91)	(68)
Other	(80)	(77)
Total deferred tax liabilities	(1,894)	(868)

Net recorded deferred tax asset, included in other assets	$3,977	$2,480

The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011. As of December 31, 2014 and 2013, the Company has no uncertain tax provisions.

Deferred Tax Asset

The Company’s net deferred tax asset was $4.0 million and $2.5 million at December 31, 2014 and 2013. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of December 31, 2014, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations or other factors could impact the realization of the deferred tax asset in the future.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE K – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income for the three and twelve months ended December 31, 2014 and 2013.

	Year Ended
	December 31,
	2014	2013
	(In thousands)

Beginning balance	$(108)	$1,078

Unrealized loss on investment securities available for sale	1,408	(1,949)
Tax effect	(520)	763
Other comprehensive loss before reclassification	888	(1,186)

Amounts reclassified from accumulated comprehensive income:
Realized loss on investment securities included in net income	46	-
Tax effect	(17)	-
Total reclassifications net of tax	29	-

Net current period other comprehensive income (loss)	917	(1,186)

Ending balance	$809	$(108)

NOTE L - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2014, that the Company meets all capital adequacy requirements to which it is subject. The Company’s significant assets are its investments in Select Bank & Trust Company and New Century Statutory Trust I.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE L - REGULATORY MATTERS (Continued)

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

As the following tables indicate, at December 31, 2014 and 2013, the Company and its Bank subsidiary both exceeded minimum regulatory capital requirements as specified in the tables below.

			Minimum for capital
	Actual		adequacy purposes
The Company:	Amount	Ratio	Amount	Ratio
December 31, 2014:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$107,018	17.70%	$48,302	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	100,174	16.56%	24,191	4.00%
Tier 1 Capital (to Average Assets)	100,174	13.10%	30,659	4.00%

			Minimum for capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio
December 31, 2013:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$72,676	19.26%	$30,187	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	67,930	18.00%	15,093	4.00%
Tier 1 Capital (to Average Assets)	67,930	12.62%	21,523	4.00%

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE L - REGULATORY MATTERS (Continued)

Select Bank & Trust Company’s actual capital amounts and ratios are presented in the table below as of December 31, 2014 and 2013:

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$103,495	17.13%	$48,340	8.00%	60,425	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	96,651	16.00%	24,170	4.00%	36,255	6.00%
Tier 1 Capital (to Average Assets)	96,651	12.64%	30,659	4.00%	38,324	5.00%

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$71,121	18.89%	$30,122	8.00%	$37,652	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	66,385	17.63%	15,061	4.00%	22,591	6.00%
Tier 1 Capital (to Average Assets)	66,385	12.34%	21,523	4.00%	26,904	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of December 31, 2014.

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE M - OFF-BALANCE SHEET RISK (Continued)

The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2014 is as follows:

Financial instruments whose contract amounts represent credit risk:	(In thousands)
Undisbursed commitments	$129,694
Letters of credit	2,926

The Company has legally binding delayed equity commitments to private investment funds. These commitments are not expected to be called, and therefore, are not reflected in the financial statements. The amount of these commitments at December 31, 2014 and 2013 was $200,000.

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE N – FAIR VALUE MEASUREMENTS (Continued)

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

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 (dollars in thousands):

Investment securities available for sale December 31, 2014	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$27,921	$-	$27,921	$-
Mortgage-backed securities - GSE’s	53,304	-	53,304	-
Municipal bonds	21,010	-	21,010	-
Total	$102,235	$-	$102,235	$-

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve in the allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310,”Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

The significant unobservable input used in the fair value measurement of the Company’s impaired loans range between 5 - 47% and 6-55% discount from appraisals for expected liquidation and sales costs at December 31, 2014 and 2013, respectively.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the lower of cost or net realizable value, less the estimated costs to sell, at the date of foreclosure. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy.

The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate range between 5 – 90% and 6 – 20% discount from appraisals for expected liquidation and sales costs at December 31, 2014 and 2013, respectively.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE N – FAIR VALUE MEASUREMENTS (Continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of December 31, 2014 and
December 31, 2013 (dollars in thousands):

Asset Category December 31, 2014	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,896	$-	$-	$6,896
Foreclosed real estate	1,585	-	-	1,585
Total	$8,481	$-	$-	$8,481

Asset Category December 31, 2013	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,477	$-	$-	$8,477
Foreclosed real estate	2,008	-	-	2,008
Total	$10,485	$-	$-	$10,485

As of December 31, 2014, the Bank identified $15.6 million in impaired loans, of which $7.6 million were carried at fair value on a non-recurring basis which included $6.0 million in loans that required a specific reserve of $687,000, and an additional $1.6 million in other loans without specific reserves that had charge-offs. As of December 31, 2013, the Bank identified $19.0 million in impaired loans, of which $9.9 million were carried at fair value on a non-recurring basis which included $7.4 million in loans that required a specific reserve of $1.1 million, and an additional $2.1 million in other loans without specific reserves that had charge-offs.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE N – FAIR VALUE MEASUREMENTS (Continued)

Financial instruments include cash and due from banks, interest-earning deposits with banks, investments, loans, deposit accounts and borrowings. Due to the nature of the Company’s business, a significant portion of its assets and liabilities consist of financial instruments, the estimated values of which are disclosed. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 2014 and 2013:

	December 31, 2014
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets:
Cash and due from banks	$14,417	$14,417	$14,417	$-	$-
Certificates of deposits	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	22,810	22,810	22,810	-	-
Federal funds sold and repurchase agreements	20,183	20,183	20,183	-	-
Investment securities available for sale	102,235	102,235	-	102,235	-
Loans, net	545,194	555,736	-	-	555,736
Accrued interest receivable	2,416	2,416	-	-	2,416
Stock in the FHLB	1,524	1,524	-	-	1,524
Other non-marketable securities	896	896	-	-	896

Financial liabilities:
Deposits	$618,902	$621,049	$-	$621,049	$-
Short-term debt	20,733	20,593	-	20,593	-
Long-term debt	25,591	20,771	-	20,771	-
Accrued interest payable	276	276	-	-	276

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE N – FAIR VALUE MEASUREMENTS (Continued)

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

Cash and Due from Banks, Certificates of Deposits, Interest-Earning Deposits in Other Banks and Federal Funds Sold

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

Other Non-Marketable Securities

The fair value of equity instruments in other non-marketable securities is assumed to approximate carrying value.

Deposits

The fair value of demand deposits is the amount payable on demand at the reporting date. The fair values of time deposits are estimated using the rates currently offered for instruments of similar remaining maturities.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE N – FAIR VALUE MEASUREMENTS (Continued)

Short Term Debt

Short term debt consists of repurchase agreements and FHLB advances with maturities of less than twelve months. The carrying values of these instruments is a reasonable estimate of fair value.

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

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Plan

The Company has a 401(k) Plan and substantially all employees participate in the Plan. The Company matches 100% of the first 6% of an employee’s compensation contributed to the plan. Expenses attributable to the Plan amounted to $318,000, $267,000, and $251,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Supplemental Executive Retirement Plans

The Company implemented a nonqualified supplemental executive retirement plan for the former Chief Executive Officer during 2003. Benefits accrued and vested during the period of employment, and will be paid in monthly benefit payments over the officer’s life after retirement. Provisions of $15,000, $17,000, and $18,000 were expensed for future benefits to be provided under this plan during 2014, 2013 and 2012, respectively. In conjunction with the implementation of this plan, the Company has purchased life insurance on certain key officers to help offset plan accruals. The life insurance policies provide the payment of a death benefit in the event an insured officer dies prior to attainment of retirement age. The total liability under this plan at December 31, 2014 and 2013 was $275,000 and $319,000, respectively.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

As part of the acquisition of Progressive State Bank (“Progressive”), the Company assumed a liability for the supplemental early retirement plan for Progressive’s Chief Executive Officer. Provisions of $18,000, $19,000, and $20,000 and were expensed in 2014, 2013 and 2012, resulting in a total liability of $362,000 and $379,000 as of December 31, 2014 and 2013, respectively. Corresponding to this liability, Progressive had purchased a life insurance policy on a key officer to help offset the expense associated with future benefit payments. This policy was acquired by the Company upon its acquisition of Progressive.

Directors Deferred Compensation

The Company has instituted a Directors’ Deferral Plan (“Deferral Plan”) whereby individual directors may elect annually to defer receipt of all or a designated portion of their directors’ fees for the coming year. Amounts so deferred are used to purchase shares of the Company’s common stock on the open market by the administrator of the Deferral Plan or to issue shares from the Company’s authorized but unissued shares, with such deferred compensation disbursed in the future as specified by the director at the time of his or her deferral election. All deferral amounts and matching contributions, if any, are paid into a rabbi trust with a separate account for each participant under the plan. Net compensation and other expenses attributable to this plan for the years ended December 31, 2014, 2013 and 2012 were $145,000, $199,000, and $203,000, respectively. The Directors’ Deferral Plan was amended and restated on November 16, 2011 to ensure compliance with applicable regulations and to provide that the eventual payment of compensation deferred under the plan may be made only in the form of the Registrant’s common stock. A liability of $2.1 million and $2.0 million related to this plan is included in shareholders’ equity for December 31, 2014 and 2013, respectively.

Stock Option Plans

The Company has shareholder approved stock option plans under which options are granted to directors and employees of the Company and its subsidiary.

•	On May 11, 2010, the shareholders of the Company approved the implementation of the New Century Bancorp, Inc. 2010 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights. Incentive stock options under the Omnibus Plan vest over a five-year period with none vested at the time of grant. Officers and other full-time employees of the Company and the Bank, including executive officers and directors, are eligible to receive awards under the Omnibus Plan. However, no projections have been made as to specific award terms or recipients. There were no incentive stock options granted under this plan in 2014 or 2013.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

In 2014 the Company did not grant any stock options. For years when stock options were granted the estimated weighted average fair market value of each option awarded, using the Black-Scholes option pricing model, together with the assumptions used in estimating those weighted average fair values, are displayed below:

	2014	2013	2012

Estimated fair value of options granted	$-	$3.40	$2.61

Assumptions in estimating average option values:
Risk-free interest rate	-%	1.34%	1.49%
Dividend yield	-%	0%	0%
Volatility	-%	49.28%	49.85%
Expected life (in years)	-	8.00	8.00

A summary of the Company’s option plans as of and for the year ended December 31, 2014 is as follows:

		Outstanding Options		Exercisable Options
	Shares		Weighted		Weighted
	Available		Average		Average
	for Future	Number	Exercise	Number	Exercise
	Grants	Outstanding	Price	Outstanding	Price

At December 31, 2013	416,776	291,905	$8.74	267,666	$9.03

Options authorized	-	-	-	-	-
Options acquired	-	370,278	4.27	370,278	4.27
Options granted/vested	-	-	-	7,640	5.38
Options exercised	40,128	(40,128)	5.43	(40,128)	5.43
Options expired	153,641	(153,641)	7.07	(153,641)	7.07
Options forfeited	24,196	(24,196)	10.71	(21,893)	$11.29

At December 31, 2014	634,741	444,218	$5.78	429,922	$5.79

The aggregate intrinsic value of options outstanding as of December 31, 2014 and 2013 was $1.2 million and $56,000, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2014 and 2013 was $1.1 million and $27,000, respectively. The unrecognized compensation expense for outstanding options at December 31, 2014, 2013, and 2012 was $30,000, $47,000, and $69,000, respectively. As of December 31, 2014, this cost is expected to be recognized over a weighted average period of 0.86 years.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

The weighted average remaining life of options outstanding and options exercisable as of December 31, 2014 was 3.43 years and 3.21 years, respectively. The weighted average remaining life of options outstanding and options exercisable as of December 31, 2013 was 2.17 years and 1.67 years, respectively. Information regarding the stock options outstanding at December 31, 2014 is summarized below:

	Number	Number
	of options	of options
Range of Exercise Prices	outstanding	exercisable

$2.25 - $7.07	378,138	363,842
$7.08 - $10.69	17,380	17,380
$10.70 - $16.22	48,700	48,700

Outstanding at end of year	444,218	429,922

A summary of the status of the Company’s non-vested options as of December 31, 2014 and changes during the year ended December 31, 2014, is presented below:

		Weighted-Average
		Grant Date
Non-vested Options	Options	Fair Value

Non-vested at December 31, 2013	24,239	$2.81
Granted	-	-
Vested	(7,640)	5.38
Expired	-	-
Forfeited	(2,304)	2.75
Non-vested at December 31, 2014	14,295	2.87

For the years ended December 31, 2014, 2013 and 2012, the intrinsic value of options exercised was $81,000, 8,000 and 0, respectively. For the years ended December 31, 2014, 2013 and 2012, the grant-date fair value of options vested was $21,000, $31,000, and $63,000, respectively. In addition, vested stock options acquired in the merger had a fair value of $634,000. For the year ended December 31, 2014 and 2013, $218,000 and $44,000 in cash was received from stock option exercises, respectively.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE P - PARENT COMPANY FINANCIAL DATA

Following are the condensed balance sheets of Select Bancorp as of and for the years ended December 31, 2014 and 2013 and the related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2014:

Condensed Balance Sheets

December 31, 2014 and 2013

(dollars in thousands)

	2014	2013
Assets
Cash balances with Select Bank & Trust	$2,990	$1,268
Investment in Select Bank & Trust	106,162	66,459
Investment in New Century Statutory Trust I	531	522
Other assets	556	284
Total Assets	$110,239	$68,533

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Accrued interest and other liabilities	182	157
Total Liabilities	12,554	12,529

Shareholders’ equity:
Preferred stock	7,645	-
Common stock	11,378	6,922
Additional paid-in capital	68,406	42,062
Retained earnings	9,447	7,128
Common stock issued to deferred compensation trust	(2,121)	(1,976)
Directors’ Deferred Compensation Plan Rabbi Trust	2,121	1,976
Accumulated other comprehensive income (loss)	809	(108)
Total Shareholders’ Equity	97,685	56,004

Total Liabilities and Shareholders’ Equity	$110,239	$68,533

Condensed Statements of Operations

Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)

	2014	2013	2012

Equity in earnings of subsidiaries	$2,715	$3,211	$4,929
Operating expense	(526)	(404)	(437)
Income tax benefit	168	134	145

Net income	$2,357	$2,941	$4,637

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE P - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)

	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,357	$2,941	$4,637
Equity in undistributed income of subsidiaries	(2,715)	(3,211)	(4,929)
Stock based compensation	91	-	-
Net change in other assets	(272)	(174)	667
Net change in other liabilities	25	10	(156)
Net cash provided (used) by operating activities	(514)	(434)	219

CASH FLOW FROM INVESTING ACTIVITIES
Cash received from acquisition	2,056	-	-
Net cash provided by (used in) investing activities	2,056	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock option issuance	218	44	165
Dividends	(38)	221	-

Net cash provided by financing activities	180	265	165

Net increase (decrease) in cash and cash equivalents	1,722	(169)	384

Cash and cash equivalents at beginning of year	1,268	1,437	1,053

Cash and cash equivalents, end of year	$2,990	$1,268	$1,437

NOTE Q - RELATED PARTY TRANSACTIONS

During 2014, 2013 and 2012, there were no related party transactions other than loan transactions with the Company’s officers and directors as discussed in Note E.

All related party transactions are “arm’s length” transactions.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE R – PREVIOUSLY REPORTED LOAN FRAUD

In 2010, the Bank discovered loan fraud in connection with one of the Bank’s largest loan relationships. The previously reported loan fraud included multiple loans to the same borrower and related entities and had been committed over a period of years.

In September 2010, $10.8 million in loans were charged-off pertaining to this previously reported loan fraud. The Bank is committed to employing every legal remedy available to recover losses arising from this loan fraud. During the years ended December 31, 2014, 2013 and 2012, $0, $0 and $2.6 million of losses were recovered on these loans. Additionally, there were $0, $0 and $47,000 in legal and investigative fees incurred in the years ended December 31, 2014, 2013 and 2012 to determine the extent of the fraud and the potential for any additional losses or recoveries.

NOTE S – CAPITAL TRANSACTIONS

Common Stock

During 2014 the capital of the Company increased primarily due to the acquisition of Legacy Select on July 25, 2014. The Company issued 4,416,500 shares of common stock in connection with the acquisition, based on an exchange ratio of 1.8264 shares for each outstanding share of Legacy Select common stock. Based on 202,842 shares of Legacy Select common stock underlying stock options outstanding on July 25, 2014, the Company reserved an additional 370,278 shares of its common stock for issuance under the converted stock options, which were converted into stock options covering shares of the Company’s common stock using the same exchange ratio.

Preferred Stock

As part of the merger with Legacy Select, the Company amended its Articles of Incorporation to authorize the issuance of 5,000,000 shares of preferred stock, no par value per share. The Company’s amended Articles of Incorporation authorize the Company’s Board from time to time by resolution and without further shareholder action, to provide for the issuance of shares of preferred stock, in one or more series, and to fix the preferences, limitations and relative rights of such shares of preferred stock, subject to certain limitations.

On August 9, 2011, Legacy Select Bancorp issued 7,645 shares of Series A stock for $7.645 million to the U.S. Treasury as a condition to its participation in the U.S. Treasury’s Small Business Lending Fund (SBLF) program. The Select Bancorp Series A stock is non-voting, other than having class voting rights on certain matters. The Select Bancorp Series A stock pays dividends quarterly. During the first nine quarters following the date of the initial investment, the quarterly dividend rate fluctuates between an annualized rate of 1% to 5% based on changes in the level of qualified small business lending of Select Bank. The current annualized dividend rate on the Select Bancorp Series A stock is 1%. The dividend rate on the Series A stock will be fixed at a rate between 1% to 7% for the period covering the 10th quarter through the date that is 4.5 years following the date of the initial investment. This fixed dividend rate is based on Select Bank’s qualified small business lending. Following the 4.5-year anniversary of the initial investment, the dividend rate on the Series A stock is increased to 9% per annum. The Treasury is the sole holder of the Select Bancorp Series A stock.

As a condition of the issuance of the Series A stock under the SBLF program, Select Bancorp may not pay a cash dividend on its common stock if it is delinquent on its payment of the dividends to the U.S.

NOTE S – CAPITAL TRANSACTIONS (Continued)

Treasury. The shares of Series A stock are redeemable at the option of Select Bancorp, upon receipt of any required regulatory approvals.

NOTE T – SUBSEQUENT EVENTS

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

Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting as of December 31, 2014, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−Integrated Framework (1992) (the “1992 Framework”).

Based on this assessment, Management has concluded that that the Company’s internal control over financial reporting as of December 31, 2014 was effective based on those criteria.

In May of 2013, COSO released an updated version of its Internal Control—Integrated Framework (the “2013 Framework”). The 2013 Framework is intended to address changes in the business, operating, and regulatory environment that have occurred since COSO issued the 1992 Framework. COSO considers the 1992 Framework to have been superseded by the 2013 Framework after December 15, 2014. As noted above, Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2014 was based on the 1992 Framework. Management intends to integrate the changes prescribed by the 2013 Framework into its assessment of the Company’s internal control over financial reporting during 2015.

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

Date: March 31, 2015	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: March 31, 2015	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the fourth quarter of 2014. Management has concluded that there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2014 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

Part III

Item 10 – Directors, Executive Officers AND CORPORATE GOVERNANCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

The Registrant has adopted a code of ethics that applies, among others to its principal executive officer and principal financial officer. The Registrant’s code of ethics will be provided to any person upon written request made to Ms. Brenda Bonner, Select Bancorp, Inc., 700 W. Cumberland Street, Dunn, NC 28334.

Item 11 - Executive Compensation

Incorporated by reference to the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

In 2000, the shareholders of Select Bank & Trust approved the New Century Bank 2000 Nonqualified Stock Option Plan for Directors (the “2000 Nonqualified Plan”) and the New Century Bank 2000 Incentive Stock Option Plan (the “2000 Incentive Plan”). Both plans were adopted by the Registrant upon its organization as the holding company for New Century Bank on September 19, 2003. At the 2004 Annual Meeting of Shareholders, the shareholders approved amendments to the 2000 Nonqualified Plan and the 2000 Incentive Plan and also approved the New Century Bancorp, Inc. 2004 Incentive Stock Option Plan. The maximum number of shares reserved for issuance upon the exercise of outstanding options granted under the 2000 Nonqualified Plan is 478,627 (adjusted for stock dividends). The maximum number of shares reserved for issuance upon the exercise of outstanding options granted under the 2000 Incentive Plan is 278,102 (adjusted for stock dividends). The maximum number of shares reserved for issuance upon exercise of outstanding options granted under the 2004 Incentive Plan is 75,600. Option prices for each of the plans are established at market value at the time of grant.

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

The following chart contains details of the grants:

Number of securities
remaining available
		Weighted-average	for future issuance
	Number of securities	exercise price of	under equity
	to be issued upon	outstanding	compensation plans
	exercise of	options,	(excluding securities
Plan Category	outstanding options,	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	444,218	$5.78	634,741
Equity compensation plans not approved by security holders	none	n/a	none

Total	444,218	$5.78	634,741

Item 13 - Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

PART IV

Item 15 – Exhibits and FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial statements required to be filed by Item 8 of this Form:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended
December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

Exhibits

2(i)	Agreement and Plan of Merger and Reorganization dated September 30, 2013, by and between New Century Bancorp, Inc., New Century Bank, Select Bancorp, Inc. and Select

Bank & Trust Company(7)

3(i)	Articles of Incorporation of Registrant(1)

3(ii)	Articles of Amendment of Registrant(8)

3(iii)	Bylaws of Registrant(1)

4	Form of Stock Certificate(1)

10(i)	2000 Incentive Stock Option Plan, a compensatory plan(2)

10(ii)	2000 Nonstatutory Stock Option Plan, a compensatory plan(2)

10(iii)	Employment Agreement of William L. Hedgepeth II, a management contract(3)

10(iv)	Employment Agreement of Lisa F. Campbell, a management contract(1)

10(v)	2004 Incentive Stock Option Plan, a compensatory plan(2)

10(vi)	Directors’ Deferral Plan, as amended and restated(4)

10(vii)	2010 Omnibus Stock Ownership and Long Term Incentive Plan(5)

10(viii)	Employment Agreement of D. Richard Tobin, Jr., a management contract(9)

10(ix)	Employment Agreement of Mark A. Holmes, a management contract(10)

10(x)	Employment Agreement of Gary J. Brock, a management contract(10)

10(xi)	Employment Agreement of Lynn H. Johnson, a management contract

10(xii)	Employment Agreement of Mark A. Jeffries, a management contract

10(xiii)	Small Business Lending Fund – Securities Purchase Agreement dated August 9, 2011(10)

10(xiv)	Post-Merger Side Letter dated July 25, 2014(10)

21	Subsidiaries (Filed herewith)

23	Consent of Dixon Hughes Goodman LLP (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

101	The following financial information formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

1.	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

2.	Incorporated by reference from Registrant's Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.

3.	Incorporated by reference from Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008.

4.	Incorporated by reference from Registrant’s Current Report on 8-K, filed with the Securities and Exchange Commission on November 22, 2011.

5.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2010.

6.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2011.

7.	Incorporated by reference from the Registrant’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on January 15, 2014.

8.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 26, 2011.

9.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2013.

10.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.
Registrant

	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth, II
Date: March 31, 2015		President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William L. Hedgepeth, II	March 31, 2015
William L. Hedgepeth, II, President,
Chief Executive Officer and Director

/s/ Mark A. Jeffries	March 31, 2015
Mark A. Jeffries, Executive Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ J. Gary Ciccone	March 31, 2015
J. Gary Ciccone, Director

/s/ John W. McCauley	March 31, 2015
John W. McCauley, Director

/s/ Oscar N. Harris	March 31, 2015
Oscar N. Harris, Director

/s/ James H. Glen, Jr.	March 31, 2015
James H. Glen, Jr., Director

/s/ Gerald W. Hayes, Jr.	March 31, 2015
Gerald W. Hayes, Jr., Director

/s/ Alicia S. Hawk	March 31, 2015
Alicia S. Hawk, Director

/s/ Gene W. Minton	March 31, 2015
Gene W. Minton, Director

/s/ V. Parker Overton	March 31, 2015
V. Parker Overton, Director

/s/ Carlie C. McLamb Jr.	March 31, 2015
Carlie C. McLamb Jr., Director

/s/ K. Clark Stallings	March 31, 2015
K. Clark Stallings, Director

/s/ Anthony Rand	March 31, 2015
Anthony Rand, Director

/s/ Sharon L. Raynor	March 31, 2015
Sharon L. Raynor, Director

/s/ W. Lyndo Tippett	March 31, 2015
W. Lyndo Tippett, Director

EXHIBIT INDEX

Exhibit Number	Exhibit

2(i)	Agreement and Plan of Merger and Reorganization dated September 30, 2013, by and between New Century Bancorp, Inc., New Century Bank, Select Bancorp, Inc. and Select Bank & Trust Company	*

3(i)	Articles of Incorporation	*

3(ii)	Articles of Amendment	*

3(iii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	2000 Incentive Stock Option Plan	*

10(ii)	2000 Nonstatutory Stock Option Plan	*

10(iii)	Employment Agreement with William L. Hedgepeth II	*

10(iv)	Employment Agreement of Lisa F. Campbell	*

10(v)	2004 Incentive Stock Option Plan	*

10(vi)	Directors’ Deferral Plan, as amended and restated	*

10(vii)	2010 Omnibus Stock Ownership and Long Term Incentive Plan	*

10(viii)	Employment Agreement of D. Richard Tobin, Jr.	*

10(ix)	Employment Agreement of Mark A. Holmes, a management contract	*

10(x)	Employment Agreement of Gary J. Brock, a management contract	*

10(xi)	Employment Agreement of Lynn H. Johnson, a management contract	Filed herewith

10(xii)	Employment Agreement of Mark A. Jeffries, a management contract	Filed herewith

10(xiii)	Small Business Lending Fund – Securities Purchase Agreement dated August 9, 2011	*

10(xiv)	Post-Merger Side Letter dated July 25, 2014	*

21	Subsidiaries	Filed herewith

23	Consent of Dixon Hughes Goodman LLP	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

101	The following financial information formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text	Filed herewith

*	Incorporated by reference

- 131 -