Form 10-Q
period 2015-03-31
SELECT BANCORP, INC.
filed 2015-05-13
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

As of May 7, 2015, the Registrant had outstanding 11,458,561 shares of Common Stock, $1.00 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

SELECT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31,
	(Unaudited)	2014*
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$9,495	$14,417
Interest-earning deposits in other banks	24,187	22,810
Certificates of deposit	1,000	1,000
Federal funds sold and repurchase agreements	2,006	20,183
Investment securities available for sale, at fair value	101,265	102,235
Loans	558,923	552,038
Allowance for loan losses	(6,919)	(6,844)

NET LOANS	552,004	545,194

Accrued interest receivable	2,273	2,416
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	1,487	1,524
Other non-marketable securities	832	896
Foreclosed real estate	1,187	1,585
Premises and equipment, net	17,391	17,599
Bank owned life insurance	21,121	20,966
Goodwill	7,077	7,077
Core deposit intangible	1,470	1,625
Other assets	5,567	6,594

TOTAL ASSETS	$748,362	$766,121

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$132,520	$129,831
Savings	38,448	37,000
Money market and NOW	169,248	166,511
Time	260,304	285,560

TOTAL DEPOSITS	600,520	618,902

Short-term debt	18,943	20,733
Long-term debt	25,258	25,591
Accrued interest payable	224	276
Accrued expenses and other liabilities	3,326	2,934

TOTAL LIABILITIES	648,271	668,436
Shareholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized; 7,645 shares issued and outstanding at March 31, 2015 and December 31, 2014	7,645	7,645
Common stock, $1.00 par value, 25,000,000 shares authorized; 11,458,561 and 11,377,980 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	11,459	11,378
Additional paid-in capital	68,685	68,406
Retained earnings	11,171	9,447
Common stock issued to deferred compensation trust, at cost; 255,666 and 259,551 shares at March 31, 2015 and December 31, 2014, respectively	(2,082)	(2,121)
Directors’ Deferred Compensation Plan Rabbi Trust	2,082	2,121
Accumulated other comprehensive income	1,131	809

TOTAL SHAREHOLDERS’ EQUITY	100,091	97,685

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$748,362	$766,121

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except share
	and per share data)
INTEREST INCOME
Loans	$7,749	$4,873
Federal funds sold and interest-earning deposits in other banks	25	27
Investments	468	414

TOTAL INTEREST INCOME	8,242	5,314

INTEREST EXPENSE
Money market, NOW and savings deposits	99	58
Time deposits	721	975
Short-term debt	21	6
Long-term debt	98	72

TOTAL INTEREST EXPENSE	939	1,111

NET INTEREST INCOME	7,303	4,203

PROVISION FOR (RECOVERY OF) LOAN LOSSES	130	(49)

NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	7,173	4,252

NON-INTEREST INCOME
Gain on the sale of securities	85	-
Service charges on deposit accounts	259	226
Other fees and income	519	398

TOTAL NON-INTEREST INCOME	863	624

NON-INTEREST EXPENSE
Personnel	3,061	2,155
Occupancy and equipment	547	385
Deposit insurance	161	102
Professional fees	355	283
CDI amortization	155	29
Merger-related	-	162
Information systems	363	347
Foreclosed real estate-related expense	24	271
Other	704	717

TOTAL NON-INTEREST EXPENSE	5,370	4,451

INCOME BEFORE INCOME TAX	2,666	425

INCOME TAXES	923	153

NET INCOME	1,743	272
DIVIDENDS ON PREFERRED STOCK	19	-

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,724	$272

NET INCOME PER COMMON SHARE
Basic	$0.15	$0.04
Diluted	$0.15	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,426,378	6,921,651
Diluted	11,510,147	6,924,164

See accompanying notes.

4

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)

Net income	$1,743	$272

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	608	382
Tax effect	(234)	(142)
	374	240

Reclassification adjustment for (gain) loss included in net income	(85)	-
Tax effect	33	-
	(52)	-

Total	322	240

Total comprehensive income	$2,065	$512

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

							Common		Accumulated
							Stock		Other
							Issued		Compre-
					Additional		to Deferred		hensive	Total
	Preferred Stock		Common Stock		paid-in	Retained	Compensation	Deferred	Income	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Trust	Comp Plan	(Loss)	Equity
Balance at December 31, 2013	-	$-	6,921,352	$6,922	$42,062	$7,128	$(1,976)	$1,976	$(108)	$56,004
Net income	-	-	-	-	-	272	-	-	-	272
Other comprehensive income, net	-	-	-	-	-	-	-	-	240	240
Stock option exercises	-	-	390	-	2	-	-	-	-	2
Stock based compensation	-	-	-	-	5	-	-	-	-	5
Director equity incentive plan, net	-	-	-	-	-	-	2	(2)	-	-
Balance at March 31, 2014	-	$-	6,921,742	$6,922	$42,069	$7,400	$(1,974)	$1,974	$132	$56,523

Balance at December 31, 2014	7,645	$7,645	11,377,980	$11,378	$68,406	9,447	$(2,121)	$2,121	$809	$97,685
Net income	-	-	-	-	-	1,743	-	-	-	1,743
Other comprehensive income, net	-	-	-	-	-	-	-	-	322	322
Preferred stock dividends paid	-	-	-	-	-	(19)	-	-	-	(19)
Stock option exercises	-	-	80,581	81	271	-	-	-	-	352
Stock based compensation	-	-	-	-	8	-	-	-	-	8
Director equity incentive plan, net	-	-	-	-	-	-	39	(39)	-	-
Balance at March 31, 2015	7,645	$7,645	11,458,561	$11,459	$68,685	$11,171	$(2,082)	$2,082	$1,131	$100,091

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,743	$272
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	130	(49)
Depreciation and amortization of premises and equipment	245	135
Amortization and accretion of investment securities	263	102
Amortization of deferred loan fees and costs	(70)	(65)
Amortization of core deposit intangible	155	29
Stock-based compensation	8	5
Accretion on acquired loans	(572)	-
Amortization of acquisition premium on time deposits	(237)	-
Net accretion of acquisition discount on borrowings	(111)	-
Increase in cash surrender value of bank owned life insurance	(155)	(58)
Net loss on sale and write-downs of foreclosed real estate	22	264
Net (gain) loss on investment security sales and pay-downs	(85)	145
Change in assets and liabilities:
Net change in accrued interest receivable	143	63
Net change in other assets	835	44
Net change in accrued expenses and other liabilities	340	(48)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,654	839

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of FHLB stock	37	234
Redemption of non-marketable security	64	-
Purchase of investment securities available for sale	(7,057)	-
Maturities of investment securities available for sale	2,460	1,850
Mortgage-backed securities pay-downs	2,469	2,204
Proceeds from sale of investment securities available for sale	3,443	550
Net change in loans outstanding	(6,298)	210
Proceeds from sale of foreclosed real estate	376	1,059
Purchases of premises and equipment	(37)	(144)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(4,543)	5,963

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(18,145)	$(7,160)
Proceeds from short-term debt	-	1,319
Repayments on short-term debt	(1,754)	-
Repayments on long-term debt	(267)	-
Preferred stock dividends paid	(19)	-
Proceeds from stock option exercises	352	2

NET CASH USED IN FINANCING ACTIVITIES	(19,833)	(5,839)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,722)	963

CASH AND CASH EQUIVALENTS, BEGINNING	58,410	72,869

CASH AND CASH EQUIVALENTS, ENDING	$36,688	$73,832

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$991	$1,119
Taxes	-	10

Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	322	240
Transfers from loans to foreclosed real estate	-	548

See accompanying notes.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE A - BASIS OF PRESENTATION

Select Bancorp, Inc. (the “Company”), formerly known as New Century Bancorp, Inc. (“New Century”), is a bank holding company whose principal business activity consists of ownership of Select Bank & Trust Company (the “Bank”), formerly known as New Century Bank. The Bank is engaged in general commercial and retail banking and operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.

On September 30, 2013, the Company signed a merger agreement with Select Bancorp, Inc. (“Legacy Select”), a bank holding company headquartered in Greenville, North Carolina, whose wholly-owned subsidiary, Select Bank & Trust Company (“Legacy Select Bank”), was a state-chartered commercial bank with approximately $276.9 million in assets. The merger, which closed July 25, 2014, expanded the Bank’s North Carolina presence with six branches located in Greenville (two), Elizabeth City, Washington, Gibsonville and Burlington.

As a result of the merger, New Century acquired Legacy Select and Legacy Select Bank and changed its name to Select Bancorp, Inc. New Century Bank changed its name to Select Bank & Trust Company.

Under the terms of the merger agreement, former shareholders of Legacy Select common stock received 1.8264 shares of the Company’s common stock for each share of Legacy Select common stock. The Company issued 4,416,500 shares of common stock in the merger.

In addition, each share of Legacy Select’s issued and outstanding preferred stock was exchanged for one newly issued share of the Company’s preferred stock having terms substantially identical to the Legacy Select preferred stock. All of the issued and outstanding shares of Company’s preferred stock are held by the Secretary of the United States Treasury and were issued in connection with Legacy Select’s participation in the Small Business Lending Fund.

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for three- month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the March 31, 2015 presentation. Such reclassifications had no effect on shareholders’ equity or net income.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At March 31, 2015 and 2014 there were 111,080 and 254,130 anti-dilutive options outstanding, respectively.

	Three Months Ended
	March 31,
	2015	2014
Weighted average shares used for basic net income per share	11,426,378	6,921,651

Effect of dilutive stock options	83,769	2,513
Weighted average shares used for diluted net income per share	11,510,147	6,924,164

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual period beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. This update became effective during the first quarter.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This Update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in this Update are effective for periods beginning after December 15, 2016 and early adoption is not permitted. Adoption of this update is not expected to have a material impact on the Company’s financial position or results of operations because this ASU does not apply to financial instruments.

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

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

Note D – Business Combinations

On September 30, 2013, the Company executed a merger agreement with Legacy Select, a bank holding company headquartered in Greenville, North Carolina, whose wholly-owned subsidiary, Legacy Select Bank, was a state-chartered commercial bank with approximately $276.9 million in assets as of the merger date, July 25, 2014. The merger expanded the Bank’s North Carolina presence with six branches in Greenville (two), Elizabeth City, Washington, Gibsonville and Burlington.

As a result of the merger, New Century acquired Legacy Select and Legacy Select Bank and changed its name to Select Bancorp, Inc. New Century Bank changed its name to Select Bank & Trust Company. Under the acquisition method, the assets and liabilities of Legacy Select, as of the effective date of the acquisition, are recorded at their respective fair values. For the acquisition of Legacy Select, estimated fair values of assets acquired and liabilities assumed are based on the information that is available, and the Company believes this information provides a reasonable basis for determining fair values. Management has substantially completed its valuation of Legacy Select’s assets and liabilities, but may refine those valuations for up to one year following closing of the transaction. Any changes resulting from the evaluation of these or other estimates as of the acquisition date may change the amount of the preliminary fair values recorded.

Under the terms of the agreement, shareholders of Legacy Select common stock received 1.8264 shares of the Company’s common stock for each share of Legacy Select common stock, for a value of approximately $31.1 million in the aggregate, based on 2,418,347 shares of Legacy Select common stock outstanding and the $6.76 per share closing price of the Company’s common stock on July 25, 2014, valuing each share of Legacy Select common stock at $12.35.

Each share of Legacy Select’s issued and outstanding preferred stock was exchanged for one newly issued share of the Company’s preferred stock having terms substantially identical to Legacy Select’s preferred stock. All of the issued and outstanding shares of the Company’s preferred stock are held by the Secretary of the United States Treasury and were issued in connection with Legacy Select’s participation in the Small Business Lending Fund. On July 25, 2014, 202,842 Legacy Select stock options were converted to 370,278 Company stock options. At March 31, 2015, 259,299 of these converted options were outstanding and exercisable with an average weighted remaining contractual life of approximately 3.07 years and an aggregate intrinsic value of $759,000. There were no forfeitures and 108,693 options were exercised since the merger related to Legacy Select stock options.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Note D – Business Combinations (continued)

PCI loans acquired totaled $28.6 million at estimated value and acquired performing loans totaling $189.0 million at estimated fair value. In addition, $1.6 million of core deposit intangibles and $7.1 million in goodwill were recorded as components of the acquisition.

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

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three months ended March 31, 2015. Valuation techniques are consistent with techniques used in prior periods.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

Investment securities available for sale March 31, 2015	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$32,226	$-	$32,226	$-
Mortgage-backed securities - GSE’s	48,323	-	48,323	-
Municipal bonds	20,716	-	20,716	-

Total	$101,265	$-	$101,265	$-

Investment securities available for sale December 31, 2014	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$27,921	$-	$27,921	$-
Mortgage-backed securities - GSE’s	53,304	-	53,304	-
Municipal bonds	21,010	-	21,010	-

Total	$102,235	$-	$102,235	$-

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2015 and December 31, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At March 31, 2015, the discounts used are weighted between 5% and 47%. There were no transfers between levels from the prior reporting periods and there have been no changes in valuation techniques for the three months ended March 31, 2015.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At March 31, 2015, the discounts used ranged between 5% and 90%. There have been no changes in valuation techniques for the three months ended March 31, 2015.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

Asset Category March 31, 2015	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$6,696	$-	$-	$6,696
Foreclosed real estate	1,187	-	-	1,187

Total	$7,883	$-	$-	$7,883

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

Asset Category December 31, 2014	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$6,896	$-	$-	$6,896

Foreclosed real estate	1,585	-	-	1,585

Total	$8,481	$-	$-	$8,481

The following table presents the carrying values and estimated fair values of the Company's financial instruments at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$9,495	$9,495	$9,495	$-	$-
Certificates of deposit	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	24,187	24,187	24,187	-	-
Federal funds sold and repurchase agreements	2,006	2,006	2,006	-	-
Investment securities available for sale	101,265	101,265	-	101,265	-
Loans, net	552,004	561,513	-	-	561,513
Accrued interest receivable	2,273	2,273	-	-	2,273
Stock in FHLB	1,487	1,487	-	-	1,487
Other non-marketable securities	832	832	-	-	832

Financial liabilities:
Deposits	$600,520	$602,484	$-	$602,484	$-
Short term debt	18,943	18,876	-	18,876	-
Long term debt	25,258	18,637	-	18,637	-
Accrued interest payable	224	224	-	-	224

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

	December 31, 2014
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$14,417	$14,417	$14,417	$-	$-
Certificates of deposit	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	22,810	22,810	22,810	-	-
Federal funds sold and repurchase agreeements	20,183	20,183	20,183	-	-
Investment securities available for sale	102,235	102,235	-	102,235	-
Loans, net	545,194	555,736	-	-	555,736
Accrued interest receivable	2,416	2,416	-	-	2,416
Stock in the FHLB	1,524	1,524	-	-	1,524
Other non-marketable securities	896	896	-	-	896

Financial liabilities:
Deposits	$618,902	$621,049	$-	$621,049	$-
Short-term debt	20,733	20,593	-	20,593	-
Long-term debt	25,591	20,771	-	20,771	-
Accrued interest payable	276	276	-	-	276

Cash and Due from Banks, Certificates of Deposit, Interest-Earning Deposits in Other Banks and Federal Funds Sold

The carrying amounts for cash and due from banks, certificates of deposit, interest-earning deposits in other banks and federal funds sold approximate fair value because of the short maturities of those instruments.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	March 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
U.S. government agencies-GSE’s
Within 1 year	$4,039	$3	$-	$4,042
After 1 year but within 5 years	12,816	57	-	12,873
After 5 years but within 10 years	11,720	42	(108)	11,654
After 10 years	3,699	-	(42)	3,657

Mortgage-backed securities-GSE’s
Within 1 year	13	1	-	14
After 1 year but within 5 years	27,923	952	(8)	28,867
After 5 years but within 10 years	17,216	294	(8)	17,502
After 10 years	1,866	74	-	1,940

Municipal bonds
Within 1 year	325	1	-	326
After 1 year but within 5 years	3,798	139	-	3,937
After 5 years but within 10 years	6,320	139	(1)	6,458
After 10 years	9,726	269	-	9,995

	$99,461	$1,971	$(167)	$101,265

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES (continued)

As of March 31, 2015, accumulated other comprehensive income included net unrealized gains totaling $1.8 million. Deferred tax liabilities resulting from these unrealized gains totaled $673,000.

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
U.S. government agencies-GSE’s
Within 1 year	$6,352	$8	$-	$6,360
After 1 year but within 5 years	6,018	21	(24)	6,015
After 5 years but within 10 years	10,032	32	(227)	9,837
After 10 years	5,778	-	(69)	5,709

Mortgage-backed securities-GSE’s
Within 1 year	21	1	-	22
After 1 year but within 5 years	35,114	974	(39)	36,049
After 5 years but within 10 years	17,143	140	(50)	17,233

Municipal bonds
Within 1 year	576	3	-	579
After 1 year but within 5 years	3,806	144	-	3,950
After 5 years but within 10 years	6,351	116	(2)	6,465
After 10 years	9,763	253	-	10,016

	$100,954	$1,692	$(411)	$102,235

As of December 31, 2014, accumulated other comprehensive income included net unrealized gains totaling $1.3 million. Deferred tax liabilities resulting from these unrealized gains totaled $481,000.

Securities with a carrying value of $36.7 million and $85.1 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

Since none of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended March 31, 2015 and December 31, 2014. In 2014 the Company incurred a loss on the disposal of one security and did not realize any losses related to securities in 2015.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F- INVESTMENT SECURITIES (continued)

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014.

	March 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Securities available for sale:
U.S. government agencies-GSE’s	$1,978	$(21)	$10,705	$(129)	$12,683	$(150)
Mortgage-backed securities-GSE’s	4,481	(16)	-	-	4,481	(16)
Municipal bonds	113	(1)	-	-	113	(1)
Total temporarily impaired securities	$6,572	$(38)	$10,705	$(129)	$17,277	$(167)

At March 31, 2015, the Company had seven AFS securities with an unrealized loss for twelve or more consecutive months. Seven U.S. government agency GSE’s had unrealized losses for more than twelve months totaling $129,000 at March 31, 2015. One U.S. government agency GSE, four mortgage-backed GSE’s, and one municipal bond had unrealized losses for less than twelve months totaling $38,000 at March 31, 2015. All unrealized losses are attributable to the general trend of interest rates. During the first quarter of 2015 gross proceeds of investment sales amounted to $3.4 million and gains of $85,000.

	December 31,2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$2,926	$(24)	$12,731	$(296)	$15,657	$(320)
Mortgage-backed securities-GSE’s	1,965	(28)	4,590	(61)	6,555	(89)
Municipal bonds	-	-	112	(2)	112	(2)
Total temporarily impaired securities	$4,891	$(52)	$17,433	$(359)	$22,324	$(411)

At December 31, 2014, the Company had thirteen AFS securities with an unrealized loss for twelve or more consecutive months. Eight U.S. government agency GSE’s, one municipal and four mortgage-backed GSE’s had unrealized losses for more than twelve months totaling $359,000 at December 31, 2014. Two U.S. government agency GSE’s and one mortgage-backed GSE bonds had unrealized losses for less than twelve months totaling $52,000 at December 31, 2014. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities. The Company incurred a $46,000 loss on one municipal security during 2014.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS

Following is a summary of the composition of the Company’s loan portfolio at March 31, 2015 and December 31, 2014:

	March 31,		December 31,
Total Loans:	2015		2014
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)
Real estate loans:
1 to 4 family residential	$87,273	15.62%	$90,903	16.47%
Commercial real estate	234,754	42.00%	233,630	42.32%
Multi-family residential	41,319	7.39%	42,224	7.65%
Construction	85,968	15.38%	83,593	15.14%
Home equity lines of credit (“HELOC”)	38,481	6.89%	38,093	6.90%

Total real estate loans	487,795	87.28%	488,443	88.48%

Other loans:
Commercial and industrial	66,029	11.81%	58,217	10.55%
Loans to individuals	5,693	1.02%	5,953	1.08%
Overdrafts	82	0.01%	64	0.01%
Total other loans	71,804	12.84%	64,234	11.64%

Gross loans	559,599		552,677
Less deferred loan origination fees, net	(676)	(0.12)%	(639)	(0.12)%
Total loans	558,923	100.00%	552,038	100.00%

Allowance for loan losses	(6,919)		(6,844)

Total loans, net	$552,004		$545,194

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

	March 31,		December 31,
Purchased Credit Impaired (PCI) Loans:	2015		2014
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)
Real estate loans:
1 to 4 family residential	$9,674	36.63%	$9,972	36.89%
Commercial real estate	11,698	44.30%	11,903	44.03%
Multi-family residential	2,698	10.22%	2,724	10.08%
Construction	1,453	5.50%	1,463	5.41%
Home equity lines of credit (“HELOC”)	189	0.72%	188	0.69%

Total real estate loans	25,712	97.37%	26,250	97.10%

Other loans:
Commercial and industrial	571	2.16%	657	2.43%
Loans to individuals	125	0.47%	128	0.47%
Overdrafts	-	0.00%	-	0.00%
Total other loans	696	2.63%	785	2.90%

Gross loans	26,408		27,035
Less deferred loan origination fees, net	-	-%	-	-%
Total loans	26,408	100.00%	27,035	100.00%

Allowance for loan losses	-		-

Total loans, net	$26,408		$27,035

For PCI loans acquired from Legacy Select, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the merger and March 31, 2015 were:

(Dollars in thousands)	March 31, 2015	July 25, 2014

Contractually required payments	$31,227	$34,329
Nonaccretable difference	1,385	1,402
Cash flows expected to be collected	29,842	32,927
Accretable yield	3,434	4,360
Fair value	$26,408	$28,567

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

	March 31,		December 31,
Loans – excluding PCI:	2015		2014
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)
Real estate loans:
1 to 4 family residential	$77,599	14.57%	$80,931	15.42%
Commercial real estate	223,056	41.89%	221,727	42.23%
Multi-family residential	38,621	7.25%	39,500	7.52%
Construction	84,515	15.87%	82,130	15.64%
Home equity lines of credit (“HELOC”)	38,292	7.19%	37,905	7.22%

Total real estate loans	462,083	86.77%	462,193	88.03%

Other loans:
Commercial and industrial	65,458	12.29%	57,560	10.97%
Loans to individuals	5,568	1.05%	5,825	1.11%
Overdrafts	82	0.02%	64	0.01%
Total other loans	71,108	13.36%	63,449	12.09%

Gross loans	533,191		525,642
Less deferred loan origination fees, net	(676)	(0.13)%	(639)	(0.12)%
Total loans	532,515	100.00%	525,003	100.00%
Allowance for loan losses	(6,919)		(6,844)

Total loans, net	$525,596		$518,159

Loans are primarily secured by real estate located in eastern and central North Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

At March 31, 2015, the Company had pre-approved but unused lines of credit for customers totaling $124.1 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Commercial Real Estate Loans

Commercial real estate loans are underwritten based on the borrower’s ability to generate adequate cash flow to repay the subject debt within reasonable terms. Commercial real estate loans typically include both owner and non-owner occupied properties with higher principal loan amounts. The repayment of these loans is generally dependent on the successful management of the property. Commercial real estate loans are sensitive to market and general economic conditions. Repayment analysis must be performed and consists of an identified primary/cash flow source of repayment and a secondary/liquidation source of repayment. The primary source of repayment is cash flow from income generated from rental or lease of the property. However, the cash flow can be supplemented with the borrower's and guarantor's global cash flow position. Other credit issues such as the business fundamentals and financial strength of the borrower/guarantor can be considered in determining adequacy of repayment ability. The secondary source of repayment is liquidation of the collateral, supplemented by a liquidation cushion provided by the financial assets of the borrower/guarantor. Management monitors and evaluates commercial real estate loans based on collateral, market area, and risk grade.

Multi-family Residential Loans

Multi-family residential loans are typically non-farm properties with 5 or more dwelling units in structures which include apartment buildings used primarily to accommodate households on a more or less permanent basis. Successful performance of these types of loans is primarily dependent on occupancy rates, rental rates, and property management.

Construction Loans

Construction loans are non-revolving extensions of credit secured by real property of which the proceeds are used to acquire and develop land and to construct commercial or residential buildings. The primary source of repayment for these types of loans is the sale of the improved property or permanent financing in which case the property is expected to generate the cash flow necessary for repayment on a permanent loan basis. Property cash flow may be supplemented with financial support from the borrowers/guarantors. Proper underwriting of a construction loan consists of the initial process of obtaining, analyzing, and approving various aspects of information pertaining to: the analysis of the permanent financing source, creditworthiness of the borrower and guarantors, ability of the contractor to perform under the terms of the contract, and the feasibility, marketability, and valuation of the project.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of
March 31, 2015 and December 31, 2014, respectively:

Total Loans:	March 31, 2015
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$370	$511	$881	$65,148	$66,029
Construction	170	763	933	85,035	85,968
Multi-family residential	-	883	883	40,436	41,319
Commercial real estate	617	4,559	5,176	229,578	234,754
Loans to individuals & overdrafts	-	-	-	5,775	5,775
1-to-4 family residential	442	1,960	2,402	84,871	87,273
HELOC	18	809	827	37,654	38,481
Deferred loan (fees) cost, net	-	-	-	-	(676)

	$1,617	$9,485	$11,102	$548,497	$558,923

Total PCI Loans:	March 31, 2015
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$-	$-	$-	$571	$571
Construction	-	-	-	1,453	1,453
Multi-family residential	-	-	-	2,698	2,698
Commercial real estate	557	-	557	11,141	11,698
Loans to individuals & overdrafts	-	-	-	125	125
1-to-4 family residential	284	-	284	9,390	9,674
HELOC	-	-	-	189	189

	$841	$-	$841	$25,567	$26,408

Total Loans (excluding PCI):	March 31, 2015
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$370	$511	$881	$64,577	$65,458
Construction	170	763	933	83,582	84,515
Multi-family residential	-	883	883	37,738	38,621
Commercial real estate	60	4,559	4,619	218,437	223,056
Loans to individuals & overdrafts	-	-	-	5,650	5,650
1-to-4 family residential	158	1,960	2,118	75,481	77,599
HELOC	18	809	827	37,465	38,292
Deferred loan (fees) cost, net	-	-	-	-	(676)

	$776	$9,485	$10,261	$522,930	$532,515

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

There were three loans that amounted to $400,000 that were more than 90 days past due and still accruing interest at March 31, 2015.

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

There was one loan in the amount of $2.2 million greater than 90 days past due and still accruing interest at December 31, 2014.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of March 31, 2015 and December 31, 2014:

				Three months ended
		Contractual		March 31, 2015
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$604	$604	$-	$541	$3
Construction	1,055	1,280	-	1,177	13
Commercial real estate	2,770	3,307	-	2,712	73
Multi-family residential	2,200	2,486	-	2,216	22
HELOC	637	778	-	637	11
1 to 4 family residential	2,543	3,010	-	2,422	31

Subtotal:	9,809	11,465	-	9,705	153
With an allowance recorded:
Commercial and industrial	11	12	2	138	-
Construction	166	168	79	166	1
Commercial real estate	4,463	5,382	354	4,671	60
HELOC	284	526	50	283	-
1 to 4 family residential	640	642	90	545	5
Subtotal:	5,564	6,730	575	5,803	66
Totals:
Commercial	11,269	13,239	435	11,621	172
Residential	4,104	4,956	140	3,887	47

Grand Total:	$15,373	$18,195	$575	$15,508	$219

Impaired loans at March 31, 2015 were approximately $15.4 million and were composed of $9.5 million in nonaccrual loans and $5.9 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $5.6 million in impaired loans had specific allowances provided for them while the remaining $9.8 million had no specific allowances recorded at March 31, 2015. Of the $9.8 million with no allowance recorded, $1.7 million of those loans have had partial charge-offs recorded.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans (continued)

	As of December 31, 2014			Three months ended March 31, 2014
		Contractual
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$478	$478	$-	$161	$3
Construction	1,300	1,525	-	1,919	23
Commercial real estate	2,652	3,536	-	3,601	70
Loans to individuals & overdrafts	-	2	-	3	-
Multi-family residential	2,232	2,515	-	2,361	38
HELOC	637	768	-	2,445	39
1 to 4 family residential	2,301	2,750	-	761	10

Subtotal:	9,600	11,574	-	11,251	183
With an allowance recorded:
Commercial and industrial	265	267	64	266	-
Construction	167	168	80	248	-
Commercial real estate	4,878	5,761	419	4,183	12
Loans to individuals & overdrafts	-	-	-	1	-
HELOC	284	526	50	487	7
1 to 4 family residential	450	455	74	550	5
Subtotal:	6,044	7,177	687	5,735	24
Totals:
Commercial	11,972	14,250	563	12,739	146
Consumer	-	2	-	4	-
Residential	3,672	4,499	124	4,243	61

Grand Total:	$15,644	$18,751	$687	$16,986	$207

Impaired loans at December 31, 2014 were approximately $15.6 million and consisted of $6.9 million in non-accrual loans and $8.7 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately, $6.0 million of the $15.6 million in impaired loans at December 31, 2014 had specific allowances recorded while the remaining $9.6 million had no specific allowances recorded. Of the $9.6 million with no allowance recorded, $1.6 million of those loans have had partial charge-offs recorded.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the first quarter of 2015 and 2014:

	Three months ended March 31, 2015			Three months ended March 31, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
(Dollars in thousands)
Below market interest rate:
1-to-4 family residential	-	$-	$-	1	$22	$22

Total	-	$-	$-	1	$22	$22

Loans may be considered troubled debt restructurings for reasons other than below market interest rates, extended payment terms or forgiveness of principal. Loans in the “Other” category are those that were renewed at terms that vary from those that the Bank would enter into for new loans of the same type.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default together with concessions made by loan class during the twelve month period ended March 31, 2015 and 2014:

	Twelve months ended		Twelve months ended
	March 31, 2015		March 31, 2014
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
	(Dollars in thousands)
Below market interest rate:
1-to-4 family residential	-	$-	4	$291
Total	-	-	4	291

Extended payment terms:
Commercial and industrial	-	-	3	401
Construction	-	-	2	131
Commercial real estate	2	936	1	645
1-to-4 family residential	1	38	4	1,028
Total	3	974	10	2,205

Other:
Commercial real estate	-	-	1	155
1-to-4 family residential	-	-	1	68
Total	-	-	2	223

Total	3	$974	16	$2,719

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

At March 31, 2015, the Bank had forty loans with an aggregate balance of $6.8 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-three loans with a balance totaling $4.0 million were still accruing as of March 31, 2015. The remaining TDRs with balances totaling $2.8 million as of March 31, 2015 were in non-accrual status.

At March 31, 2014, the Bank had forty-one loans with a total balance of $7.4 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-five loans with balances totaling $5.6 million were still accruing as of March 31, 2014. The remaining TDRs with balances totaling $1.8 million as of March 31, 2014 were in non-accrual status.

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
34

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of March 31, 2015 and December 31, 2014, respectively:

Total loans:

March 31, 2015
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
		(In thousands)

Superior	$1,379	$-	$-	$-
Very good	2,046	-	-	-
Good	6,134	2,700	14,679	-
Acceptable	27,687	13,648	126,687	31,214
Acceptable with care	27,669	67,751	79,044	7,216
Special mention	185	725	7,915	2,006
Substandard	929	1,144	6,429	883
Doubtful	-	-	-	-
Loss	-	-	-	-
	$66,029	$85,968	$234,754	$41,319

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$79,236	$36,800
Special mention	3,834	631
Substandard	4,203	1,050
	$87,273	$38,481

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$5,747
Non –pass	28
$5,775

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Total PCI loans:

March 31, 2015
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(In thousands)

Superior	$-	$-	$-	$-
Very good	-	-	-	-
Good	-	-	-	-
Acceptable	-	-	-	-
Acceptable with care	523	1,388	9,203	2,698
Special mention	-	65	1,937	-
Substandard	48	-	558	-
Doubtful	-	-	-	-
Loss	-	-	-	-
	$571	$1,453	$11,698	$2,698

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$6,058	$189
Special mention	3,011	-
Substandard	605	-
	$9,674	$189

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$115
Non –pass	10
$125

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Total loans, excluding PCI loans:

March 31, 2015
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
		(In thousands)

Superior	$1,379	$-	$-	$-
Very good	2,046	-	-	-
Good	6,134	2,700	14,679	-
Acceptable	27,687	13,648	126,687	31,214
Acceptable with care	27,146	66,363	69,841	4,518
Special mention	185	660	5,978	2,006
Substandard	881	1,144	5,871	883
Doubtful	-	-	-	-
Loss	-	-	-	-
	$65,458	$84,515	$223,056	$38,621

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$73,178	$36,611
Special mention	823	631
Substandard	3,598	1,050
	$77,599	$38,292

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$5,632
Non –pass	18
$5,650

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

The following table documents changes to the amount of the accretable yield on PCI loans for the three months ended March 31, 2015 (dollars in thousands):

Accretable yield, beginning of period	$3,762
Accretion	(328)
Reclassification from (to) nonaccretable difference	-
Accretable yield, end of period	$3,434

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses

The allowance for loan losses is a reserve established through provisions for loan losses charged to income and represents management’s best estimate of probable loan losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated losses and risk inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of reserves is designed to account for changes in credit quality as they occur. The provision for loan losses reflects loan quality trends, including the levels of and trends related to past due loans and economic conditions at the local and national levels. It also considers the quality and risk characteristics of the Company’s loan origination and servicing policies and practices.

As of March 31, 2014, the Company elected to change the allowance for loan loss model it uses to calculate historical loss rates and qualitative and environmental factors in its allowance for loan losses. The Company elected to change the model used for allowance for loan losses in order to utilize the loss migration, improve the objectivity of loss projections, and increase reliability of identifying losses inherent in the portfolio. The impact of the change to the model resulted in a $177,000 increase to the loan loss reserves as of the time of the change. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (continued)

3.

Qualitative and external reserves. If individual reserves represent estimated losses tied to specific loans, and formula reserves represent estimated losses tied to a pool of loans but not yet to any specific loan, then these reserves represent an estimate of likely incurred losses, but are not yet tied to any loan or group of loans.

All information related to the calculation of the three segments, including data analysis, assumptions, and calculations are documented. Assigning specific individual reserve amounts, formula reserve factors, or unallocated amounts based on unsupported assumptions or conclusions is not permitted.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three month periods ended March 31, 2015 and
March 31, 2014, respectively:

	Three months ended March 31, 2015
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Loans – excluding PCI
Balance, beginning of period	$803	$1,103	$2,914	$630	$930	$185	$279	$6,844
Provision for loan losses	173	102	(40)	(40)	(42)	(3)	(20)	130
Loans charged-off	-	-	(29)	-	(40)	(24)	-	(93)
Recoveries	6	4	-	16	3	9	-	38
Balance, end of period	$982	$1,209	$2,845	$606	$851	$167	$259	$6,919

PCI Loans
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-
Provision for loan losses	-	-	-	-	-	-	-	-
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$-	$-	$-	$-	$-	$-

Total Loans
Balance, beginning of period	$803	$1,103	$2,914	$630	$930	$185	$279	$6,844
Provision for loan losses	173	102	(40)	(40)	(42)	(3)	(20)	130
Loans charged-off	-	-	(29)	-	(40)	(24)	-	(93)
Recoveries	6	4	-	16	3	9	-	38
Balance, end of period	$982	$1,209	$2,845	$606	$851	$167	$259	$6,919

Ending Balance: individually evaluated for impairment	$2	$79	$354	$90	$50	$-	$-	$575
Ending Balance: collectively evaluated for impairment	$980	$1,130	$2,491	$516	$801	$167	$259	$6,344

Loans:
Ending Balance: collectively evaluated for impairment	$65,414	$84,747	$227,521	$84,090	$37,560	$5,775	$39,119	$544,226
Ending Balance: individually evaluated for impairment	$615	$1,221	$7,233	$3,183	$921	$-	$2,200	$15,373
Ending Balance	$66,029	$85,968	$234,754	$87,273	$38,481	$5,775	$41,319	$559,599

There is no allowance for PCI loans as of March 31, 2015.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

	Three months ended March 31, 2014
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)

Balance, beginning of period	$245	$565	$4,599	$826	$680	$65	$74	$7,054
Provision (recovery) for loan losses	322	266	(1,340)	(265)	645	106	217	(49)
Loans charged-off	(63)	-	-	(1)	(40)	(6)	-	(110)
Recoveries	9	58	24	25	8	6	-	130

Balance, end of period	$513	$889	$3,283	$585	$1,293	$171	$291	$7,025

Ending balance: individually evaluated for impairment	$66	$81	$538	$21	$313	$-	$-	$1,019
Ending balance: collectively evaluated for impairment	$447	$808	$2,745	$564	$980	$171	$291	$6,006

Loans:
Ending balance: collectively evaluated for impairment	$29,443	$54,737	$161,393	$29,666	$29,864	$7,556	$18,742	$331,401
Ending balance: individually evaluated for impairment	$392	$1,946	$6,124	$2,885	$1,300	$4	$2,339	$14,990
Ending balance	$29,835	$56,683	$167,517	$32,551	$31,164	$7,560	$21,081	$346,391

During the three months ended March 31, 2015 the Company recorded net charge-offs of $55,000. Total loans outstanding during the first quarter of 2015 increased, resulting in a $130,000 provision for loan losses.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)

Beginning balance	$809	$(108)

Unrealized gain on investment securities available for sale	608	382
Tax benefit	(234)	(142)
Other comprehensive income before reclassification	374	240

Amounts reclassified from accumulated comprehensive income:
Realized (gain) loss on investment securities included in net income	(85)	-
Tax effect	33	-
Total reclassifications net of tax	(52)	-

Net current period other comprehensive income	322	240

Ending balance	$1,131	$132

The income statement line items impacted by the reclassifications of realized gains (losses) on investment securities are the gain (loss) on the sale of securities and income tax expense line items in the consolidated statement of operations.

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

Overview

The Company is a commercial bank holding company and has one banking subsidiary, Select Bank & Trust Company (referred to as the “Bank”), and one unconsolidated subsidiary, New Century Statutory Trust I, which issued trust preferred securities in 2004 to provide additional capital for general corporate purposes. The Company’s only business activity is the ownership of the Bank and New Century Statutory Trust I. This discussion focuses primarily on the financial condition and operating results of the Bank.

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

The Company was formerly known as New Century Bancorp, Inc. On July 25, 2014 New Century Bancorp, Inc. acquired Select Bancorp, Inc. (“Legacy Select”) by merger. The combined company is now known as Select Bancorp, Inc., which we refer to in this report as the Company. Legacy Select was a bank holding company headquartered in Greenville, North Carolina, whose wholly owned subsidiary, Select Bank & Trust Company, was a state-chartered commercial bank with approximately $276.9 million in assets. The merger expanded the Company’s North Carolina presence with the addition of six branches located in Greenville (two), Elizabeth City, Washington, Gibsonville, and Burlington. As noted throughout the following discussion and analysis, the combination of the former New Century Bancorp and Legacy Select has had a significant impact on the Company’s financial condition and results of operations.

Comparison of Financial Condition at

March 31, 2015 and December 31, 2014

During the first three months of 2015, total assets decreased by $17.8 million to $748.4 million as of March 31, 2015. The decrease in assets was due primarily to a reduction in liquid assets related to maturing time deposits. Earning assets at March 31, 2015 totaled $682.8 million and consisted of $552.0 million in net loans, $101.3 million in investment securities, $27.2 million in overnight investments and interest-bearing deposits in other banks and $2.3 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the first quarter of 2015 were $600.5 million and $100.1 million, respectively.

Since the end of 2014, gross loans have increased by $6.9 million to $558.9 million as of March 31, 2015. At March 31, 2015, gross loans consisted of $66.0 million in commercial and industrial loans, $234.8 million in commercial real estate loans, $41.3 million in multi-family residential loans, $5.8 million in consumer loans, $87.3 million in residential real estate loans, $38.5 million in HELOCs, and $86.0 million in construction loans. Deferred loan fees, net of costs, on these loans were $676,000 at March 31, 2015.

At March 31, 2015, the Company held $2.0 million in federal funds sold and $0 in repurchase agreements. At December 31, 2014, the Company held $3.0 million in federal funds sold and $17.2 million in repurchase agreements. Interest-earning deposits in other banks were $24.2 million at March 31, 2015, a $1.4 million increase from December 31, 2014. The Company’s investment securities at March 31, 2015 were $101.3 million, a decrease of $1.0 million from December 31, 2014. The investment portfolio as of March 31, 2015 consisted of $32.2 million in government agency debt securities, $48.3 million in mortgage-backed securities and $20.7 million in municipal securities. The net unrealized gain on these securities was $1.8 million.

At March 31, 2015, the Company had an investment of $1.5 million in the form of Federal Home Loan Bank (“FHLB”) stock, which decreased by $37,000 from December 31, 2014. Also, the Company had $832,000 in other non-marketable securities at March 31, 2015, which decreased by $64,000 from December, 31, 2014 due to a security redemption.

At March 31, 2015, non-earning assets were $65.6 million, a decrease of $6.7 million from $72.3 million as of December 31, 2014. Non-earning assets included $9.5 million in cash and due from banks, bank premises and equipment of $17.4 million, goodwill of $7.1 million, core deposit intangible of $1.5 million, accrued interest receivable of $2.3 million, foreclosed real estate of $1.2 million, $21.1 million in bank owned life insurance (“BOLI”), and $4.0 million in deferred tax assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets. The decrease in non-earning assets was due primarily to the reduction in deposits and the related cash component.

Total deposits at March 31, 2015 were $600.5 million and consisted of $132.5 million in non-interest-bearing demand deposits, $169.2 million in money market and NOW accounts, $38.5 million in savings accounts, and $260.3 million in time deposits. Total deposits decreased by $18.4 million from $618.9 million as of December 31, 2014, due primarily to the reduction in time deposits. The Bank had $497,000 in brokered demand deposits and $317,000 in brokered time deposits as of March 31, 2015.

As of March 31, 2015, the Company had $13.9 million in repurchase agreements with local customers that are classified as short-term debt, $17.9 million (of which $12.9 million is identified as long-term debt) in FHLB borrowings, and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at March 31, 2015 was $100.1 million, an increase of $2.4 million from $97.7 million as of December 31, 2014. Accumulated other comprehensive income relating to available for sale securities increased $322,000 during the three months ended March 31, 2015. Other changes in shareholders’ equity included increases of $8,000 in stock-based compensation, net income of $1.7 million, and $352,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At March 31, 2015, the Company had $1.3 million in loans that were 30 to 89 days past due. This represented 0.24% of gross loans outstanding on that date. This is a decrease from December 31, 2014 when there were $5.0 million in loans that were 30-89 days past due or 0.91% of gross loans outstanding. Non-accrual loans increased from $6.9 million at December 31, 2014 to $9.5 million at March 31, 2015.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased from 2.56% at December 31, 2014 to 2.48% at March 31, 2015. The Company has an increase in non-accruals from $6.9 million at December 31, 2014 to $9.5 million as of March 31, 2015 and a decrease in accruing troubled debt restructurings from $4.9 million at December 31, 2014 to $4.0 million as of March 31, 2015. Of the $2.6 million increase in non-accrual loans in the first quarter, one commercial real estate loan comprised $2.2 million, one commercial loan $28,000 and 1 – 4 family residential loans made up the remaining balance.

At March 31, 2015, the Company had forty loans totaling $6.8 million that were considered to be troubled debt restructurings. Twenty-three of these loans totaling $4.0 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	March 31,	December 31,
	2015	2014
	(Dollars in thousands)

Non-accrual loans	$9,485	$6,938
Accruing TDRs	3,988	4,938
Total non-performing loans	13,473	11,876
Foreclosed real estate	1,187	1,585
Total non-performing assets	$14,660	$13,461

Accruing loans past due 90 days or more	$400	$2,230
Allowance for loan losses	$6,919	$6,844

Non-performing loans to period end loans	2.41%	2.15%
Non-performing loans and accruing loans past due 90 days or more to period end loans	2.48%	2.56%
Allowance for loans losses to period end loans	1.24%	1.24%
Allowance for loan losses to non-performing loans	51%	58%
Allowance for loan losses to non-performing assets	47%	51%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	46%	44%
Non-performing assets to total assets	1.96%	1.76%
Non-performing assets and accruing loans past due 90 days or more to total assets	2.01%	2.05%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at March 31, 2015 and December 31, 2014 were $14.7 million and $13.5 million, respectively. The allowance for loan losses at March 31, 2015 represented 47% of non-performing assets compared to 51% at December 31, 2014.

Total impaired loans at March 31, 2015 were $15.4 million. This includes $9.5 million in loans that were classified as impaired because they were in non-accrual status and $3.9 million in loans that were determined to be impaired for other reasons. Of these loans, $5.6 million required a specific reserve of $575,000 at March 31, 2015.

Total impaired loans at December 31, 2014 were $14.3 million. This includes $6.9 million in loans that were considered to be impaired due to being in non-accrual status and $7.4 million in loans that were deemed to be impaired for other reasons. Of these loans, $6.0 million required a specific reserve of $687,000 at December 31, 2014.

The allowance for loan losses was $6.9 million at March 31, 2015 or 1.24% of gross loans outstanding. This is consistent with the 1.24% reported as a percentage of gross loans at December 31, 2014. The Legacy Select loans have been recorded at estimated fair value as of the acquisition date and the related credit risk is reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of the allowance for loan losses to gross loans at March 31, 2015. The allowance for loan losses at March 31, 2015 represented 45% of non-performing loans compared to 44% at December 31, 2014. It is management’s assessment that the allowance for loan losses as of March 31, 2015 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future.

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

At March 31, 2015 and December 31, 2014 the Company had $9.4 million and $11.1 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At March 31, 2015 and December 31, 2014, the Company had $6.1 million and $6.0 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 14.7% and 16.5% of total risk-based capital as of March 31, 2015 and December 31, 2014, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At March 31, 2015 the Company had two product type groups which exceeded this guideline; Real Estate Construction – Speculative and Presold, which represented 67% of risk-based capital, or $70.3 million; 1-to-4 Family Residential, which represented 65% of risk-based capital, or $68.2 million. All other commercial real estate groups were at or below the 40% threshold. At December 31, 2014, the Company exceeded the 40% guideline in two product types. The 1-to-4 Family Residential and the Multi-family Residential represented 68% of Risk-Based Capital or $70.0 million and 41% of Risk-Based Capital or $42.4 million, respectively at December 31, 2014. All other commercial real estate product types were under the 40% threshold. These two product types exceeded established guidelines as a result of loans acquired in the merger with Legacy Select.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of
March 31, 2015 and December 31, 2014.

Acquisition, Development and Construction Loans

(Dollars in thousands)

	March 31, 2015			December 31, 2014
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total

Total ADC loans	$75,721	$10,247	$85,968	$72,161	$11,432	$83,593

Average Loan Size	$152	$186		$155	$216

Percentage of total loans	13.55%	1.83%	15.38%	13.07%	2.07%	15.14%

Non-accrual loans	$538	$224	$763	$591	$224	$815

Management closely monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at
March 31, 2015 and December 31, 2014.

	March 31, 2015					December 31, 2014
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)

Harnett County	$3,930	4.57%	$5,943	15.44%	$4,466	5.34%	$5,925	15.55%
Alamance County	447	0.52%	337	0.87%	422	0.50%	292	0.76%
Beaufort County	493	0.57%	1,286	3.34%	834	1.00%	1,244	3.27%
Cumberland County	27,750	32.28%	5,555	14.43%	29,404	35.18%	5,816	15.27%
Guilford County	9	0.01%	257	0.67%	10	0.01%	157	0.41%
Hoke County	2,273	2.64%	187	0.49%	2,385	2.85%	144	0.38%
Johnston County	907	1.06%	571	1.48%	1,615	1.93%	556	1.46%
Pasquotank County	2,004	2.33%	830	2.16%	1,906	2.28%	722	1.90%
Pitt County	17,429	20.27%	4,448	11.56%	16,273	19.47%	4,245	11.14%
Robeson County	573	0.67%	3,797	9.87%	648	0.78%	3,941	10.35%
Sampson County	452	0.53%	1,549	4.03%	343	0.41%	1,600	4.20%
Wake County	13,432	15.62%	799	2.08%	10,113	12.10%	800	2.10%
Wayne County	2,380	2.77%	5,310	13.80%	2,109	2.52%	5,451	14.31%
All other locations	13,889	16.16%	7,612	19.78%	13,065	15.63%	7,200	18.90%

Total	$85,968	100.00%	$38,481	100.00%	$83,593	100.00%	$38,093	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At March 31, 2015, the Company had $105.8 million in loans that had terms permitting interest only payments. This represented 18.9% of the total loan portfolio. At December 31, 2014, the Company had $103.7 million in loans that had terms permitting interest only payments. This represented 18.8% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $46.5 million, or 8.3% of total loans, at March 31, 2015 compared to $46.7 million, or 8.4% of total loans, at December 31, 2014. The Company’s ten largest customer relationships totaled $67.6 million, or 12.1% of total loans, at March 31, 2015 compared to $68.7 million, or 12.4% of total loans, at December 31, 2014. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended March 31, 2015 and 2014

General. During the first quarter of 2015, the Company had net income of $1.7 million as compared with net income of $272,000 for the first quarter of 2014. Net income per common share for the first quarter of 2015 was $0.15, basic and diluted, compared with net income per common share of $0.04, basic and diluted, for the first quarter of 2014. Results of operations for the first quarter of 2015 were primarily impacted by an increase of $2.9 million in interest income and an increase in non-interest expense of $918,000, which was primarily related to increased personnel expense of $906,000. The Company recorded a provision for loan losses of $130,000 was recognized for the first quarter of 2015 compared to a recovery of $49,000 in the first quarter of 2014. Net interest margin of 4.30% in the first quarter of 2015 increased 68 basis points from the same period in 2014.

Net Interest Income. Net interest income increased to $7.3 million for the first quarter of 2015 from $4.2 million for the first quarter of 2014. The Company’s total interest income was affected by the increase in loan balances due to the Legacy Select merger. Average total interest-earning assets were $688.6 million in the first quarter of 2015 compared with $471.2 million during the same period in 2014, while the yield on those assets increased 34 basis points from 4.51% to 4.85% which was primarily due to the yield accretion on the acquired loans.

The Company’s average interest-bearing liabilities increased by $141.9 million to $520.4 million for the quarter ended March 31, 2015 from $378.5 million for the same period one year earlier and the cost of those funds decreased from 1.19% to 0.73%, or 46 basis points. During the first quarter of 2015, the Company’s net interest margin was 4.30% and net interest spread was 4.12%. In the same quarter ended one year earlier, net interest margin was 3.62% and net interest spread was 3.32%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the first quarter of 2015, the Company recorded a provision for loan losses of $130,000, as compared to the recovery of $49,000 that was recorded in the first quarter of 2014. In both 2015 and 2014, the small provision expense and recovery resulted from a low level of net charge-offs.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2015 was $863,000, an increase of $239,000 from the first quarter of 2014. Service charges on deposit accounts increased $33,000 to $259,000 for the quarter ended March 31, 2015 from $226,000 for the same period in 2014, primarily due to the Legacy Select merger. Other non-deposit fees and income increased $121,000 from the first quarter of 2014 to the first quarter of 2015 due to increases in various other items related to the Legacy Select merger.

Non-Interest Expenses. Non-interest expenses increased by $919,000 to $5.4 million for the quarter ended March 31, 2015, from $4.5 million for the same period in 2014. In general, most categories of non-interest expenses increased, offset by decreases in foreclosed real estate-related expenses and $162,000 in merger and restructuring charges related to the acquisition of Legacy Select. The following are highlights of the significant categories of non-interest expenses during the first quarter of 2015 versus the same period in 2014:

•	Personnel expenses increased $906,000 to $3.1 million, due to additions in personnel and the Legacy Select merger.
•	Foreclosed real estate-related expense decreased $247,000, primarily due to declining balances in the other real estate owned portfolio.
•	There were no merger related expenses incurred in the first quarter of 2015, as compared to $162,000 in the first quarter of 2014.
•	Professional fees increased by $72,000 to $355,000, due to the increased operational size of the Company resulting from the Legacy Select merger.
•	Occupancy and equipment increased by $162,000 to $547,000, due to the additional six branches acquired in the merger with Legacy Select.
•	Other non-interest expenses increased by $113,000, due to small increases in several categories of other non-interest expenses and the merger with Legacy Select.

Provision for Income Taxes. The Company’s effective tax rate was 34.6% and 36.0% for the quarters ended March 31, 2015 and 2014, respectively. The effective tax rate for the first quarter of 2014 was impacted by an adjustment to reduce the Company’s deferred tax asset resulting from enacted lower corporate tax rates for the State of North Carolina.

As of March 31, 2015 and December, 31, 2014, the Company had a net deferred tax asset in the amount of $4.0 million and $4.1 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of March 31, 2015 and December 31, 2014, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 18.4% of total assets at March 31, 2015 as compared to 21.0% as of December 31, 2014.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of March 31, 2015, the Company had existing credit lines with other financial institutions to purchase up to $83.4 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $76.4 million of qualifying loans is pledged to the FHLB to secure borrowings. At March 31, 2015, the Company had $17.9 million in FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At March 31, 2015, in addition to FHLB advances, total borrowings consisted of securities sold under agreements to repurchase of $13.9 million and junior subordinated debentures of $12.4 million.

Total deposits were $600.5 million at March 31, 2015. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 43.3% of total deposits at March 31, 2015. Time deposits of $250,000 or more represented 9.3% of the Company’s total deposits at March 31, 2015. At quarter-end, the Company had $317,000 in brokered time deposits and $497,000 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions and holding companies are subject to the new BASEL III requirements starting the first quarter of 2015. A new part of the capital ratios profile is the Common Equity Tier 1 risk-based ratio which does not include limited life components such as trust preferred securities and SBLF preferred stock in this calculation. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 13.37% at March 31, 2015.

As the following table indicates, at March 31, 2015, the Company and the Bank both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
	Ratio	Requirement
Select Bancorp, Inc.
Total risk-based capital ratio	17.32%	8.00%
Tier 1 risk-based capital ratio	16.23%	6.00%
Leverage ratio	14.03%	4.00%
Common equity Tier 1 risk-based capital ratio	13.15%	4.50%

		Regulatory
	Actual	Minimum	Well-Capitalized
	Ratio	Requirement	Requirement
Select Bank & Trust
Total risk-based capital ratio	16.64%	8.00%	10.00%
Tier 1 risk-based capital ratio	15.55%	6.00%	8.00%
Leverage ratio	13.43%	4.00%	5.00%
Common equity Tier 1 risk-based capital ratio	15.55%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of March 31, 2015.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the first quarter of 2015. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter of 2015 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, in XBRL (eXtensible Business Reporting Language)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: May 13, 2015	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: May 13, 2015	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, in XBRL (eXtensible Business Reporting Language)

