Form 10-Q
period 2015-06-30
SELECT BANCORP, INC.
filed 2015-08-13
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

As of August 7, 2015, the Registrant had outstanding 11,499,398 shares of Common Stock, $1.00 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

SELECT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31,
	(Unaudited)	2014*
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$13,210	$14,417
Interest-earning deposits in other banks	14,326	22,810
Certificates of deposit	1,000	1,000
Federal funds sold and repurchase agreements	-	20,183
Investment securities available for sale, at fair value	86,938	102,235
Loans	573,729	552,038
Allowance for loan losses	(6,842)	(6,844)

NET LOANS	566,887	545,194

Accrued interest receivable	2,268	2,416
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	2,049	1,524
Other non-marketable securities	845	896
Foreclosed real estate	1,030	1,585
Premises and equipment, net	18,401	17,599
Bank owned life insurance	21,277	20,966
Goodwill	6,931	6,931
Core deposit intangible	1,320	1,625
Other assets	5,961	6,740

TOTAL ASSETS	$742,443	$766,121

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$133,545	$129,831
Savings	38,221	37,000
Money market and NOW	162,040	166,511
Time	245,803	285,560

TOTAL DEPOSITS	579,609	618,902

Short-term debt	32,884	20,733
Long-term debt	24,914	25,591
Accrued interest payable	197	276
Accrued expenses and other liabilities	3,287	2,934

TOTAL LIABILITIES	640,891	668,436
Shareholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized; 7,645 shares issued and outstanding at June 30, 2015 and December 31, 2014	7,645	7,645
Common stock, $1.00 par value, 25,000,000 shares authorized; 11,499,398 and 11,377,980 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	11,499	11,378
Additional paid-in capital	68,814	68,406
Retained earnings	12,973	9,447
Common stock issued to deferred compensation trust, at cost; 252,148 and 259,551 shares at June 30, 2015 and December 31, 2014, respectively	(2,060)	(2,121)
Directors’ Deferred Compensation Plan Rabbi Trust	2,060	2,121
Accumulated other comprehensive income	621	809

TOTAL SHAREHOLDERS’ EQUITY	101,552	97,685

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$742,443	$766,121

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,789	$4,816	$15,538	$9,689
Federal funds sold and interest-earning deposits in other banks	6	31	31	58
Investments	467	414	935	827
TOTAL INTEREST INCOME	8,262	5,261	16,504	10,574
INTEREST EXPENSE
Money market, NOW and savings deposits	96	59	195	117
Time deposits	614	959	1,335	1,934
Short term debt	25	7	46	13
Long term debt	100	73	198	144
TOTAL INTEREST EXPENSE	835	1,098	1,774	2,208
NET INTEREST INCOME	7,427	4,163	14,730	8,366
PROVISION FOR (RECOVERY OF) LOAN LOSSES	(139)	(427)	(9)	(476)
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	7,566	4,590	14,739	8,842
NON-INTEREST INCOME
Gain on sale of investment securities	134	-	219	-
Service charges on deposit accounts	263	226	522	453
Other fees and income	544	339	1,063	737
TOTAL NON-INTEREST INCOME	941	565	1,804	1,190
NON-INTEREST EXPENSE
Personnel	3,011	2,101	6,072	4,256
Occupancy and equipment	565	396	1,112	780
Deposit insurance	106	103	267	206
Professional fees	387	310	742	593
Core deposit intangible amortization	150	29	305	58
Merger/acquisition related expenses	35	237	35	398
Information systems	521	320	884	668
Foreclosed real estate related expense	35	40	59	311
Other	743	618	1,447	1,336
TOTAL NON-INTEREST EXPENSE	5,553	4,154	10,923	8,606
INCOME BEFORE INCOME TAX	2,954	1,001	5,620	1,426
INCOME TAXES	1,133	388	2,056	541

NET INCOME	1,821	613	3,564	885
DIVIDENDS AND ACCRETION OF PREFERRED STOCK	19	-	38	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,802	$613	$3,526	$885
NET INCOME PER COMMON SHARE
Basic	$0.16	$0.09	$0.31	$0.13
Diluted	$0.16	$0.09	$0.31	$0.13
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,481,137	6,923,640	11,453,908	6,922,651
Diluted	11,548,878	6,928,428	11,529,605	6,926,318

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)

Net income	$1,821	$613	$3,564	$885

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	(680)	547	(72)	929
Tax effect	259	(204)	25	(346)
	(421)	343	(47)	583
Reclassification adjustment for gain (loss) included in net income	(134)	-	(219)	-
Tax effect	45	-	78	-
	(89)	-	(141)	-

Total	(510)	343	(188)	583

Total comprehensive income	$1,311	$956	$3,376	$1,468

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)
							Common		Accumulated
							Stock		Other
							Issued		Compre-
					Additional		to Deferred		hensive	Total
	Preferred Stock		Common Stock		paid-in	Retained	Compensation	Deferred	Income	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Trust	Comp Plan	(Loss)	Equity
Balance at December 31, 2013	-	$-	6,921,352	$6,922	$42,062	$7,128	$(1,976)	$1,976	$(108)	$56,004
Net income	-	-	-	-	-	885	-	-	-	885
Other comprehensive income, net	-	-	-	-	-	-	-	-	583	583
Stock option exercises	-	-	9,816	9	59	-	-	-	-	68
Stock based compensation	-	-	-	-	11	-	-	-	-	11
Director equity incentive plan, net	-	-	-	-	-	-	(90)	90	-	-
Balance at June 30, 2014	-	$-	6,931,168	$6,931	$42,132	$8,013	$(2,066)	$2,066	$475	$57,551

Balance at December 31, 2014	7,645	$7,645	11,377,980	$11,378	$68,406	$9,447	$(2,121)	$2,121	$809	$97,685
Net income	-	-	-	-	-	3,564	-	-	-	3,564
Other comprehensive income, net	-	-	-	-	-	-	-	-	(188)	(188)
Preferred stock dividends paid	-	-	-	-	-	(38)	-	-	-	(38)
Stock option exercises	-	-	121,418	121	391	-	-	-	-	512
Stock based compensation	-	-	-	-	17	-	-	-	-	17
Director equity incentive plan, net	-	-	-	-	-	-	61	(61)	-	-
Balance at June 30, 2015	7,645	$7,645	11,499,398	$11,499	$68,814	$12,973	$(2,060)	$2,060	$621	$101,552

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,564	$885
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	(9)	(476)
Depreciation and amortization of premises and equipment	541	281
Amortization and accretion of investment securities	491	449
Amortization of deferred loan fees and costs	(134)	(152)
Amortization of core deposit intangible	305	58
Stock-based compensation	17	11
Accretion on acquired loans	(848)	-
Amortization of acquisition premium on time deposits	(451)	-
Net accretion of acquisition discount on borrowings	(244)	-
Increase in cash surrender value of bank owned life insurance	(311)	(115)
Net loss on sale and write-downs of foreclosed real estate	55	273
Net (gain) loss on investment security sales and pay-downs	(219)	-
Change in assets and liabilities:
Net change in accrued interest receivable	148	184
Net change in other assets	882	453
Net change in accrued expenses and other liabilities	274	(61)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,061	1,790

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase (redemption) of FHLB stock	(525)	234
Redemption of non-marketable security	51	14
Purchase of investment securities available for sale	(7,057)	(7,445)
Maturities of investment securities available for sale	11,429	7,102
Mortgage-backed securities pay-downs	4,722	4,206
Proceeds from sale of investment securities available for sale	5,640	550
Net change in loans outstanding	(20,702)	11,993
Proceeds from sale of foreclosed real estate	500	1,226
Purchases of premises and equipment	(1,343)	(311)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(7,285)	17,569

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(38,842)	$(19,724)
Proceeds from short-term debt	19,976	874
Repayments on short-term debt	(7,779)	-
Repayments on long-term debt	(479)	-
Preferred stock dividends paid	(38)	-
Proceeds from stock option exercises	512	68

NET CASH USED IN FINANCING ACTIVITIES	(26,650)	(18,782)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(29,874)	577

CASH AND CASH EQUIVALENTS, BEGINNING	58,410	72,869

CASH AND CASH EQUIVALENTS, ENDING	$28,536	$73,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,853	$2,226
Taxes	1,058	10

Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	(188)	451
Transfers from loans to foreclosed real estate	-	660

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the June 30, 2015 presentation. Such reclassifications had no effect on shareholders’ equity or net income.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At June 30, 2015 and 2014 there were 111,080 and 91,183 anti-dilutive options outstanding, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average shares used for basic net income available to common shareholders	11,481,137	6,923,640	11,453,908	6,922,651

Effect of dilutive stock options	67,741	4,788	75,697	3,667

Weighted average shares used for diluted net income available to common shareholders	11,548,878	6,928,428	11,529,605	6,926,318

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In January 2014, the Financial Accounting Standards Board (FASB) amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. This update became effective during the first quarter.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update provide amendments that are subject to transition guidance: effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

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

In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40). This ASU clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We adopted the guidance effective first quarter of 2015. The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations. The new disclosures required by this ASU are included in Note F.

In August 2014, the FASB issued ASU 2014-11 Transfers and Servicing (Topic 860). This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The ASU requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The ASU also requires expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.

The accounting changes in this ASU were effective for fiscal years beginning after December 15, 2014. In addition, the disclosure for certain transactions accounted for as a sale was effective for the fiscal period beginning after December 15, 2014, the disclosures for transactions accounted for as secured borrowings were required to be presented for fiscal periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. We adopted the guidance effective first quarter of 2015. The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations. The new disclosures required by this ASU are included in Note I.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Note D – Business Combinations (continued)

Under the terms of the merger agreement, shareholders of Legacy Select common stock received 1.8264 shares of the Company’s common stock for each share of Legacy Select common stock, for a value of approximately $31.1 million in the aggregate, based on 2,418,347 shares of Legacy Select common stock outstanding and the $6.76 per share closing price of the Company’s common stock on July 25, 2014, valuing each share of Legacy Select common stock at $12.35.

Each share of Legacy Select’s issued and outstanding preferred stock was exchanged for one newly issued share of the Company’s preferred stock having terms substantially identical to Legacy Select’s preferred stock. All of the issued and outstanding shares of the Company’s preferred stock are held by the Secretary of the United States Treasury and were issued in connection with Legacy Select’s participation in the Small Business Lending Fund. On July 25, 2014, 202,842 Legacy Select stock options were converted to 370,278 Company stock options. At June 30, 2015, 218,462 of these converted options were outstanding and exercisable with an average weighted remaining contractual life of approximately 3.01 years and an aggregate intrinsic value of $628,000. There were no forfeitures and 149,529 options were exercised since the merger related to Legacy Select stock options through June 30, 2015. In determining the acquisition date fair value of purchased credit-impaired (“PCI”) loans, and in subsequent accounting, the Company generally aggregates loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are referred to as the “accretable yield” and recorded as interest income prospectively.

PCI loans acquired totaled $28.6 million at estimated fair value and acquired performing loans totaled $189.0 million at estimated fair value. In addition, $1.6 million of core deposit intangibles and $6.9 million in goodwill were recorded as components of the acquisition. The transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. Accordingly, deferred tax asset and goodwill were adjusted during the quarter.

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

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agency securities, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three and six months ended June 30, 2015. Valuation techniques are consistent with techniques used in prior periods.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

Investment securities available for sale June 30, 2015	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$23,546	$-	$23,546	$-
Mortgage-backed securities - GSE’s	43,649	-	43,649	-
Municipal bonds	19,743	-	19,743	-

Total	$86,938	$-	$86,938	$-

Investment securities available for sale December 31, 2014	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$27,921	$-	$27,921	$-
Mortgage-backed securities - GSE’s	53,304	-	53,304	-
Municipal bonds	21,010	-	21,010	-

Total	$102,235	$-	$102,235	$-

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2015 and December 31, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At June 30, 2015, the discounts used are weighted between 5% and 47%. There were no transfers between levels from the prior reporting periods and there have been no changes in valuation techniques for the three months ended June 30, 2015.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At June 30, 2015, the discounts used ranged between 5% and 90%. There have been no changes in valuation techniques for the three months ended June 30, 2015.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

Asset Category June 30, 2015	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$5,416	$-	$-	$5,416
Foreclosed real estate	1,030	-	-	1,030

Total	$6,446	$-	$-	$6,446

Asset Category December 31, 2014	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$6,896	$-	$-	$6,896
Foreclosed real estate	1,585	-	-	1,585

Total	$8,481	$-	$-	$8,481

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

The following table presents the carrying values and estimated fair values of the Company's financial instruments at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$13,210	$13,210	$13,210	$-	$-
Certificates of deposit	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	14,326	14,326	14,326	-	-
Investment securities available for sale	86,938	86,938	-	86,938	-
Loans, net	566,887	576,016	-	-	576,016
Accrued interest receivable	2,268	2,268	-	-	2,268
Stock in FHLB	2,049	2,049	-	-	2,049
Other non-marketable securities	845	845	-	-	845

Financial liabilities:
Deposits	$579,609	$581,304	$-	$581,304	$-
Short term debt	32,884	32,884	-	32,884	-
Long term debt	24,914	17,701	-	17,701	-
Accrued interest payable	197	197	-	197	-

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

	December 31, 2014
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$14,417	$14,417	$14,417	$-	$-
Certificates of deposit	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	22,810	22,810	22,810	-	-
Federal funds sold and repurchase agreeements	20,183	20,183	20,183	-	-
Investment securities available for sale	102,235	102,235	-	102,235	-
Loans, net	545,194	555,736	-	-	555,736
Accrued interest receivable	2,416	2,416	-	-	2,416
Stock in the FHLB	1,524	1,524	-	-	1,524
Other non-marketable securities	896	896	-	-	896

Financial liabilities:
Deposits	$618,902	$621,049	$-	$621,049	$-
Short-term debt	20,733	20,593	-	20,593	-
Long-term debt	25,591	20,771	-	20,771	-
Accrued interest payable	276	276	-	276	-

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

Deposits

The fair value of demand, savings, and money market and NOW deposits is the amount payable on demand at the reporting date. The fair values of time deposits are estimated using the rates currently offered for instruments of similar remaining maturities.

Short-term Debt

Short-term debt consists of repurchase agreements and FHLB advances with maturities of less than twelve months. The carrying values of these instruments is a reasonable estimate of fair value.

Long-term Debt

The fair values of long-term debt are based on discounted expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	June 30, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
U.S. government agencies-GSE’s
Within 1 year	$34	$1	$-	$35
After 1 year but within 5 years	9,655	37	(16)	9,676
After 5 years but within 10 years	11,559	51	(202)	11,408
After 10 years	2,448	-	(21)	2,427

Mortgage-backed securities-GSE’s
Within 1 year	9	-	-	9
After 1 year but within 5 years	31,100	677	(42)	31,735
After 5 years but within 10 years	11,640	129	(10)	11,759
After 10 years	130	16	-	146

Municipal bonds
Within 1 year	581	8	-	589
After 1 year but within 5 years	3,619	118	-	3,737
After 5 years but within 10 years	6,116	94	(2)	6,208
After 10 years	9,057	153	(1)	9,209

	$85,948	$1,284	$(294)	$86,938

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES (continued)

As of June 30, 2015, accumulated other comprehensive income included net unrealized gains totaling $1.0 million. Deferred tax liabilities resulting from these unrealized gains totaled $369,000.

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

Securities with a carrying value of $36.1 million and $85.1 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

Since none of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended June 30, 2015 and December 31, 2014. In 2014 the Company incurred a loss on the disposal of one security and did not realize any losses related to securities in 2015.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F- INVESTMENT SECURITIES (continued)

The following tables show the gross unrealized losses and fair value of the Company’s investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014.

	June 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Securities available for sale:
U.S. government agencies- GSE’s	$3,345	$(63)	$9,353	$(176)	$12,698	$(239)
Mortgage-backed securities- GSE’s	6,239	(52)	-	-	6,239	(52)
Municipal bonds	682	(3)	-	-	682	(3)
Total temporarily impaired securities	$10,266	$(118)	$9,353	$(176)	$19,619	$(294)

At June 30, 2015, the Company had six AFS securities with an unrealized loss for twelve or more consecutive months. Six U.S. government agency GSE’s had unrealized losses for more than twelve months totaling $176,000 at June 30, 2015. Two U.S. government agency GSE, five mortgage-backed GSE’s, and two municipal bonds had unrealized losses for less than twelve months totaling $118,000 at June 30, 2015. All unrealized losses are attributable to the general trend of interest rates. During the second quarter of 2015 gross proceeds of investment sales amounted to $2.2 million and gains of $134,000.

	December 31, 2014
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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS

Following is a summary of the composition of the Company’s loan portfolio at June 30, 2015 and December 31, 2014:

	June 30,		December 31,
Total Loans:	2015		2014
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)
Real estate loans:
1 to 4 family residential	$85,926	14.98%	$90,903	16.47%
Commercial real estate	236,471	41.22%	233,630	42.32%
Multi-family residential	41,852	7.29%	42,224	7.65%
Construction	96,033	16.74%	83,593	15.14%
Home equity lines of credit (“HELOC”)	37,722	6.57%	38,093	6.90%

Total real estate loans	498,004	86.80%	488,443	88.48%

Other loans:
Commercial and industrial	70,404	12.27%	58,217	10.55%
Loans to individuals	5,947	1.04%	5,953	1.08%
Overdrafts	95	0.02%	64	0.01%
Total other loans	76,446	13.33%	64,234	11.64%

Gross loans	574,450		552,677
Less deferred loan origination fees, net	(721)	(0.13)%	(639)	(0.12)%
Total loans	573,729	100.00%	552,038	100.00%

Allowance for loan losses	(6,842)		(6,844)

Total loans, net	$566,887		$545,194

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

	June 30,		December 31,
Purchased Credit Impaired (PCI) Loans:	2015		2014
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)
Real estate loans:
1 to 4 family residential	$8,916	38.02%	$9,972	36.89%
Commercial real estate	11,392	48.57%	11,903	44.03%
Multi-family residential	863	3.68%	2,724	10.08%
Construction	1,443	6.15%	1,463	5.41%
Home equity lines of credit (“HELOC”)	190	0.81%	188	0.69%

Total real estate loans	22,804	97.23%	26,250	97.10%

Other loans:
Commercial and industrial	528	2.25%	657	2.43%
Loans to individuals	122	0.52%	128	0.47%
Overdrafts	-	0.00%	-	0.00%
Total other loans	650	2.77%	785	2.90%

Gross loans	23,454		27,035
Less deferred loan origination fees, net	-	-%	-	-%
Total loans	23,454	100.00%	27,035	100.00%

Allowance for loan losses	68		-

Total loans, net	$23,386		$27,035

For PCI loans acquired from Legacy Select, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the merger and June 30, 2015 were:

(Dollars in thousands)	June 30, 2015	July 25, 2014

Contractually required payments	$28,234	$34,329
Nonaccretable difference	1,460	1,402
Cash flows expected to be collected	26,774	32,927
Accretable yield	3,320	4,360
Fair value	$23,454	$28,567

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

	June 30,		December 31,
Loans – excluding PCI:	2015		2014
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)
Real estate loans:
1 to 4 family residential	$77,010	13.99%	$80,931	15.42%
Commercial real estate	225,079	40.90%	221,727	42.23%
Multi-family residential	40,989	7.45%	39,500	7.52%
Construction	94,590	17.19%	82,130	15.64%
Home equity lines of credit (“HELOC”)	37,532	6.82%	37,905	7.22%

Total real estate loans	475,200	86.35%	462,193	88.03%

Other loans:
Commercial and industrial	69,876	12.70%	57,560	10.97%
Loans to individuals	5,825	1.06%	5,825	1.11%
Overdrafts	95	0.02%	64	0.01%
Total other loans	75,796	13.78%	63,449	12.09%

Gross loans	550,996		525,642
Less deferred loan origination fees, net	(721)	(0.13)%	(639)	(0.12)%
Total loans	550,275	100.00%	525,003	100.00%
Allowance for loan losses	(6,774)		(6,844)

Total loans, net	$543,501		$518,159

Loans are primarily secured by real estate located in eastern and central North Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

At June 30, 2015, the Company had pre-approved but unused lines of credit for customers totaling $123.5 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

A floating lien of $74.8 million of quality loans was pledged to the FHLB to secure borrowings at June 30, 2015.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of June 30, 2015 and December 31, 2014, respectively:

Total Loans:	June 30, 2015
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$130	$405	$535	$69,869	$70,404
Construction	-	199	199	95,834	96,033
Multi-family residential	437	-	437	41,415	41,852
Commercial real estate	835	770	1,605	234,866	236,471
Loans to individuals & overdrafts	1	-	1	6,041	6,042
1-to-4 family residential	380	6,218	6,598	79,328	85,926
HELOC	35	402	437	37,285	37,722
Deferred loan (fees) cost, net	-	-	-	-	(721)

	$1,818	$7,994	$9,812	$564,638	$573,729

Total PCI Loans:	June 30, 2015
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$-	$-	$-	$528	$528
Construction	-	-	-	1,443	1,443
Multi-family residential	437	-	437	426	863
Commercial real estate	553	-	553	10,839	11,392
Loans to individuals & overdrafts	-	-	-	122	122
1-to-4 family residential	-	280	280	8,636	8,916
HELOC	-	-	-	190	190

	$990	$280	$1,270	$22,184	$23,454

Total Loans (excluding PCI):	June 30, 2015
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$130	$405	$535	$69,341	$69,876
Construction	-	199	199	94,391	94,590
Multi-family residential	-	-	-	40,989	40,989
Commercial real estate	282	770	1,052	224,027	225,079
Loans to individuals & overdrafts	1	-	1	5,919	5,920
1-to-4 family residential	380	5,938	6,318	70,692	77,010
HELOC	35	402	437	37,095	37,532
Deferred loan (fees) cost, net	-	-	-	-	(721)

	$828	$7,714	$8,542	$542,454	$550,275

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

There were two loans that amounted to $280,000 that were more than 90 days past due and still accruing interest at June 30, 2015.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of June 30, 2015 and December 31, 2014:

				Three months ended		Six months ended
	As of June 30, 2015			June 30, 2015		June 30, 2015
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$518	$923	$-	$640	$6	$606	$38
Construction	891	1,120	-	973	10	1,095	23
Commercial real estate	2,501	2,947	-	2,556	49	2,468	93
Loans to individuals & overdrafts	-	-	-	-	-	-	-
Multi-family residential	1,337	1,503	-	1,769	21	1,785	43
1 to 4 family residential	2,434	2,925	-	2,485	28	2,368	59
HELOC	646	795	-	641	9	641	20
Subtotal:	8,327	10,213	-	9,064	123	8,963	276
With an allowance recorded:
Commercial and industrial	11	12	3	11	-	138	-
Construction	165	168	78	166	1	166	2
Commercial real estate	4,409	5,336	299	4,436	19	4,643	80
Loans to individuals & overdrafts	-	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-
1 to 4 family residential	502	504	66	495	6	476	10
HELOC	293	535	108	288	-	289	-
Subtotal:	5,380	6,555	554	5,396	26	5,712	92
Totals:
Commercial	9,832	12,009	380	10,551	106	10,901	279
Consumer	-	-	-	-	-	-	-
Residential	3,875	4,759	174	3,909	43	3,774	89
Grand Total:	$13,707	$16,768	$554	$14,460	$149	$14,675	$368

Impaired loans at June 30, 2015 were approximately $13.7 million and were composed of $8.0 million in nonaccrual loans and $5.4 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $5.4 million in impaired loans had specific allowances provided for them while the remaining $8.3 million had no specific allowances recorded at June 30, 2015. Of the $8.3 million with no allowance recorded, $1.7 million of those loans have had partial charge-offs recorded.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans (continued)

				Three months ended		Six months ended
	As of December 31, 2014			June 30, 2014		June 30, 2014
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$478	$478	$-	$124	$2	$159	$5
Construction	1,300	1,525	-	1,706	20	1,846	43
Commercial real estate	2,652	3,536	-	3,363	37	3,639	106
Loans to individuals & overdrafts	-	2	-	2	-	-	2
Multi-family residential	2,232	2,515	-	2,335	36	2,359	74
1 to 4 family residential	2,301	2,750	-	2,421	25	2,968	64
HELOC	637	768	-	707	12	713	21
Subtotal:	9,600	11,574	-	10,658	132	11,684	315
With an allowance recorded:
Commercial and industrial	265	267	64	265	-	266	-
Construction	167	168	80	168	-	248	-
Commercial real estate	4,878	5,761	419	2,693	31	4,216	41
Loans to individuals & overdrafts	-	-	-	10	-	-	1
Multi-family residential	-	-	-	-	-	-	-
1 to 4 family residential	450	455	74	496	13	561	20
HELOC	284	526	50	473	4	477	9
Subtotal:	6,044	7,177	687	4,105	48	5,768	71
Totals:
Commercial	11,972	14,250	563	10,654	126	12,733	269
Consumer	-	2	-	12	-	-	3
Residential	3,672	4,499	124	4,097	54	4,719	114
Grand Total:	$15,644	$18,751	$687	$14,763	$180	$17,452	$386

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015			Six months ended June 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
(Dollars in thousands)
Below market interest rate:
1-to-4 family residential	-	$-	$-	1	$22	$22

Total	-	$-	$-	1	$22	$22

	Three months ended June 30, 2014			Six months ended June 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
	(Dollars in thousands)
Below market interest rate:
1-to-4 family residential	-	$-	$-	1	$22	$22
Total	-	-	-	1	22	22

Extended payment terms:
Commercial real estate	1	46	42	1	46	42
1-to-4 family residential	1	947	942	1	947	942
Total	2	993	984	2	993	984

Total	2	$993	$984	3	$1,015	$1,006

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default together with concessions made by loan class during the twelve month period ended June 30, 2015 and 2014:

	Twelve months ended		Twelve months ended
	June 30, 2015		June 30, 2014
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
	(Dollars in thousands)
Below market interest rate:
1-to-4 family residential	-	$-	4	$298
Total	-	-	4	298

Extended payment terms:
Commercial real estate	1	140	1	947
1-to-4 family residential	-	-	2	933
Total	1	140	3	1,880

Other:
Construction	-	-	1	68
1-to-4 family residential	-	-	1	68
Total	-	-	2	136

Total	1	$140	9	$2,314

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

At June 30, 2015, the Bank had forty one loans with an aggregate balance of $6.7 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-four loans with a balance totaling $3.7 million were still accruing as of June 30, 2015. The remaining TDRs with balances totaling $3.0 million as of June 30, 2015 were in non-accrual status.

At June 30, 2014, the Bank had forty-three loans with a total balance of $8.1 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-four loans with balances totaling $5.3 million were still accruing as of June 30, 2014. The remaining TDRs with balances totaling $2.8 million as of June 30, 2014 were in non-accrual status.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of June 30, 2015 and December 31, 2014, respectively:

Total loans:

June 30, 2015
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		Real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
		(In thousands)

Superior	$982	$-	$-	$-
Very good	1,128	-	-	-
Good	5,723	3,518	16,425	-
Acceptable	29,447	14,820	128,889	30,967
Acceptable with care	32,624	75,869	75,160	8,831
Special mention	70	872	9,550	-
Substandard	430	954	6,447	2,054
Doubtful	-	-	-	-
Loss	-	-	-	-
	$70,404	$96,033	$236,471	$41,852

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$78,267	$36,192
Special mention	3,795	471
Substandard	3,864	1,059
	$85,926	$37,722

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$6,020
Non –pass	22
$6,042

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Total PCI loans:

June 30, 2015
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		Real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(In thousands)

Superior	$-	$-	$-	$-
Very good	-	-	-	-
Good	-	-	-	-
Acceptable	-	-	-	-
Acceptable with care	488	1,379	8,909	863
Special mention	-	64	1,931	-
Substandard	40	-	552	-
Doubtful	-	-	-	-
Loss	-	-	-	-
	$528	$1,443	$11,392	$863

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$5,337	$190
Special mention	2,980	-
Substandard	599	-
	$8,916	$190

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$113
Non –pass	9
$122

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Total loans, excluding PCI loans:

June 30, 2015
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		Real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
		(In thousands)

Superior	$982	$-	$-	$-
Very good	1,128	-	-	-
Good	5,723	3,518	16,425	-
Acceptable	29,447	14,820	128,889	30,967
Acceptable with care	32,136	74,490	66,251	7,968
Special mention	70	808	7,619	-
Substandard	390	954	5,895	2,054
Doubtful	-	-	-	-
Loss	-	-	-	-
	$69,876	$94,590	$225,079	$40,989

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$72,930	$36,002
Special mention	815	471
Substandard	3,265	1,059
	$77,010	$37,532

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$5,907
Non –pass	13
$5,920

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

The following table documents changes to the amount of the accretable yield on PCI loans for the three and six months ended June 30, 2015 (dollars in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2015	2015
	(Dollars in thousands)

Accretable yield, beginning of period	$3,434	$3,762
Accretion	(321)	(649)
Reclassification from (to) nonaccretable difference	95	95
Other changes, net	112	112
Accretable yield, end of period	$3,320	$3,320

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and six month periods ended June 30, 2015, respectively:

	Three months ended June 30, 2015
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Loans – excluding PCI
Balance, beginning of period	$982	$1,209	$2,845	$606	$851	$167	$259	$6,919
Provision for loan losses	192	100	(283)	(45)	(96)	(7)	(68)	(207)
Loans charged-off	(130)	-	-	-	-	(11)	(5)	(146)
Recoveries	33	4	11	41	9	4	106	208
Balance, end of period	$1,077	$1,313	$2,573	$602	$764	$153	$292	$6,774

PCI Loans
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-
Provision for loan losses	-	-	57	-	9	-	2	68
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$57	$-	$9	$-	$2	$68

Total Loans
Balance, beginning of period	$982	$1,209	$2,845	$606	$851	$167	$259	$6,919
Provision for loan losses	192	100	(226)	(45)	(87)	(7)	(66)	(139)
Loans charged-off	(130)	-	-	-	-	(11)	(5)	(146)
Recoveries	33	4	11	41	9	4	106	208
Balance, end of period	$1,077	$1,313	$2,630	$602	$773	$153	$294	$6,842

Ending Balance: individually evaluated for impairment	$3	$78	$299	$66	$108	$-	$-	$554
Ending Balance: collectively evaluated for impairment	$1,074	$1,235	$2,331	$536	$665	$153	$294	$6,288

Loans:
Ending Balance: collectively evaluated for impairment	$69,875	$94,977	$229,561	$82,990	$36,783	$6,042	$40,515	$560,734
Ending Balance: individually evaluated for impairment	$529	$1,056	$6,910	$2,936	$939	$-	$1,337	$13,707
Ending Balance	$70,404	$96,033	$236,471	$85,926	$37,722	$6,042	$41,852	$574,450

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2015
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	Family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Loans – excluding PCI
Balance, beginning of period	$803	$1,103	$2,914	$630	$930	$185	$279	$6,844
Provision for loan losses	365	202	(323)	(85)	(137)	(11)	(88)	(77)
Loans charged-off	(130)	-	(29)	-	(40)	(35)	(5)	(239)
Recoveries	39	8	11	57	11	14	106	246
Balance, end of period	$1,077	$1,313	$2,573	$602	$764	$153	$292	$6,774

PCI Loans
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-
Provision for loan losses	-	-	57	-	9	-	2	68
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$57	$-	$9	$-	$2	$68

Total Loans
Balance, beginning of period	$803	$1,103	$2,914	$630	$930	$185	$279	$6,844
Provision for loan losses	365	202	(266)	(85)	(128)	(11)	(86)	(9)
Loans charged-off	(130)	-	(29)	-	(40)	(35)	(5)	(239)
Recoveries	39	8	11	57	11	14	106	246
Balance, end of period	$1,077	$1,313	$2,630	$602	$773	$153	$294	$6,842

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and six month periods ended June 30, 2014, respectively:

	Three months ended June 30, 2014
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
				(In thousands)

Balance, beginning of period	$513	$889	$3,283	$585	$1,293	$171	$291	$7,025
Provision (recovery) for loan losses	(4)	110	(384)	(9)	(106)	(9)	(25)	(427)
Loans charged-off	-	-	-	-	(231)	(13)	-	(244)
Recoveries	14	3	4	12	53	7	-	93

Balance, end of period	$523	$1,002	$2,903	$588	$1,009	$156	$266	$6,447

Ending balance: individually evaluated for impairment	$66	$81	$426	$43	$140	$20	$-	$776
Ending balance: collectively evaluated for impairment	$457	$921	$2,477	$545	$869	$136	$266	$5,671

Loans:
Ending balance: collectively evaluated for impairment	$31,272	$58,739	$150,985	$27,721	$29,502	$5,637	$16,105	$319,961
Ending balance: individually evaluated for impairment	$388	$1,802	$5,986	$2,948	$1,059	$22	$2,331	$14,536
Ending balance	$31,660	$60,541	$156,971	$30,669	$30,561	$5,659	$18,436	$334,497

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2014
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	Residential	HELOC	overdrafts	residential	Total
				(In thousands)

Balance, beginning of period	$245	$565	$4,599	$826	$680	$65	$74	$7,054
Provision (recovery) for loan losses	318	376	(1,724)	(274)	539	97	192	(476)
Loans charged-off	(63)	-	-	(1)	(271)	(19)	-	(354)
Recoveries	23	61	28	37	61	13	-	223

Balance, end of period	$523	$1,002	$2,903	$588	$1,009	$156	$266	$6,447

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)

Beginning balance	$1,131	$132	$809	$(108)

Unrealized gain (loss) on investment securities available for sale	(680)	547	(72)	929
Tax effect	259	(204)	25	(346)
Other comprehensive gain (loss) before reclassification	(421)	343	(47)	583
Amounts reclassified from accumulated comprehensive income:
Realized loss on investment securities included in net income	(134)	-	(219)	-
Tax effect	45	-	78	-
Total reclassifications net of tax	(89)	-	(141)	-

Net current period other comprehensive income (loss)	510	343	(188)	583

Ending balance	$621	$475	$621	$475

The income statement line items impacted by the reclassifications of realized gains (losses) on investment securities are the gain (loss) on the sale of securities and income tax expense line items in the consolidated statement of operations.

NOTE I - REPURCHASE AGREEMENTS

We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and secure long-term funding needs. Repurchase agreements are transactions whereby we offer to sell to a counterparty an undivided interest in an eligible security at an agreed upon purchase price, and which obligates the Company to repurchase the security on an agreed upon date at an agreed upon repurchase price plus interest at an agreed upon rate. Securities sold under agreements to repurchase are recorded at the amount of cash received in connection with the transaction and are reflected as short-term borrowings.

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements totaled $12.9 million and $15.7 million at June 30, 2015 and December 31, 2014, respectively.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE I - REPURCHASE AGREEMENTS (continued)

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in short-term borrowings as of June 30, 2015 and December 31, 2014 is presented in the following tables.

	June 30, 2015
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
Government agency	$2,622	$-	$-	$-	$2,622
Mortgage Back Securities	8,142	-	-	-	8,142
Municipals	2,120	-	-	-	2,120
Total borrowings	$12,884	$-	$-	$-	$12,884
Gross amount of recognized liabilities for repurchase agreements					$12,884

	December 31, 2014
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
Government agency	$4,909	$-	$-	$-	$4,909
Mortgage Back Securities	8,228	-	-	-	8,228
Municipals	2,526	-	-	-	2,526
Total borrowings	$15,663	$-	$-	$-	$15,663
Gross amount of recognized liabilities for repurchase agreements					$15,663

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE J – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned during the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2015	2014
	(Dollars in thousands)

Beginning balance January 1	$1,585	$2,008
Sales	(543)	(1,227)
Writedowns	(55)	(272)
Transfers	43	660
Ending balance	$1,030	$1,169

At June 30, 2015 and December 31, 2014, the Company had $1.0 million and $1.6 million, respectively, of foreclosed residential real estate property in OREO. The Company did not have any recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure at June 30, 2015 and December 31, 2014, respectively.

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

The Company is building a new branch at 416 South Hughes Boulevard, Elizabeth City, North Carolina which is expected to be completed in October 2015. The Company’s branch at 100 Nance Court will relocate to this location. In addition, we plan to acquire two new branches located at 1101 New Pointe Boulevard, Leland, North Carolina 28451 and 168 NC Highway 24, Morehead City, North Carolina in December 2015.

In August 2015, we will be closing our branches located at 220 Burlington Street, Gibsonville, North Carolina and 523 S. Worth Street, Burlington, North Carolina and will be combining them with our new Burlington branch located at 3158 South Church Street. In addition, we will be closing our branch located at 6390 Ramsey Street, Fayetteville, North Carolina and will be combining it with our Fayetteville branch at 2818 Raeford Road in September 2015.

Comparison of Financial Condition at

June 30, 2015 and December 31, 2014

During the first six months of 2015, total assets decreased by $23.7 million to $742.4 million as of June 30, 2015. The decrease in assets was due primarily to a reduction in liquid assets related to maturing time deposits. Earning assets at June 30, 2015 totaled $671.3 million and consisted of $566.9 million in net loans, $86.9 million in investment securities, $15.3 million in overnight investments and interest-bearing deposits in other banks and $2.1 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the second quarter of 2015 were $579.6 million and $101.6 million, respectively.

Since the end of 2014, gross loans have increased by $21.7 million to $573.7 million as of June 30, 2015. At June 30, 2015, gross loans consisted of $70.4 million in commercial and industrial loans, $236.5 million in commercial real estate loans, $41.9 million in multi-family residential loans, $6.0 million in consumer loans, $85.9 million in residential real estate loans, $37.7 million in HELOCs, and $96.0 million in construction loans. Deferred loan fees, net of costs, on these loans were $721,000 at June 30, 2015.

At June 30, 2015, there were no federal funds sold and no repurchase agreements. At December 31, 2014, the Company held $3.0 million in federal funds sold and $17.2 million in repurchase agreements. Interest-earning deposits in other banks were $24.2 million at June 30, 2015, a $4.4 million decrease from December 31, 2014. The Company’s investment securities at June 30, 2015 were $86.9 million, a decrease of $15.3 million from December 31, 2014 in order to provide funding for higher yielding loans. The investment portfolio as of June 30, 2015 consisted of $23.5 million in government agency debt securities, $43.6 million in mortgage-backed securities and $19.7 million in municipal securities. The net unrealized gain on these securities was $990,000.

At June 30, 2015, the Company had an investment of $2.1 million in the form of Federal Home Loan Bank (“FHLB”) stock, which increased by $525,000 from December 31, 2014. Also, the Company had $845,000 in other non-marketable securities at June 30, 2015, which decreased by $51,000 from December, 31, 2014 due to a security redemption.

At June 30, 2015, non-earning assets were $71.2 million, a decrease of $1.2 million from $72.3 million as of December 31, 2014. Non-earning assets included $13.2 million in cash and due from banks, bank premises and equipment of $18.4 million, goodwill of $6.9 million, core deposit intangible of $1.3 million, accrued interest receivable of $2.3 million, foreclosed real estate of $1.0 million, $21.3 million in bank owned life insurance (“BOLI”), and $4.3 million in deferred tax assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets. The decrease in non-earning assets was due primarily to the reduction in deposits and the corresponding reduction in on-balance sheet cash.

Total deposits at June 30, 2015 were $579.6 million and consisted of $133.5 million in non-interest-bearing demand deposits, $162.0 million in money market and NOW accounts, $38.2 million in savings accounts, and $245.8 million in time deposits. Total deposits decreased by $39.3 million from $618.9 million as of December 31, 2014, due primarily to the reduction in time deposits. The Bank had $497,000 in brokered demand deposits and $317,000 in brokered time deposits as of June 30, 2015.

As of June 30, 2015, the Company had $32.9 million of short-term debt of which $12.9 million was repurchase agreements with local customers, $32.5 million (of which $11.5 million is identified as long-term debt) in FHLB borrowings, and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at June 30, 2015 was $101.6 million, an increase of $3.9 million from $97.7 million as of December 31, 2014. Accumulated other comprehensive income relating to available for sale securities decreased $188,000 during the six months ended June 30, 2015. Other changes in shareholders’ equity included increases of $17,000 in stock-based compensation, net income of $3.6 million, and $512,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At June 30, 2015, the Company had $1.8 million in loans that were 30 to 89 days past due. This represented 0.32% of gross loans outstanding on that date. This is a decrease from December 31, 2014 when there were $5.0 million in loans that were 30-89 days past due or 0.91% of gross loans outstanding. Non-accrual loans increased from $6.9 million at December 31, 2014 to $8.0 million at June 30, 2015.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased from 2.15% at December 31, 2014 to 2.04% at June 30, 2015. The Company has experienced an increase in non-accruals from $6.9 million at December 31, 2014 to $8.0 million as of June 30, 2015 and a decrease in accruing troubled debt restructurings from $4.9 million at December 31, 2014 to $3.7 million as of June 30, 2015. Of the $1.1 million increase in non-accrual loans in the first half of the year, the increase is concentrated in the 1-to- 4 family residential loans.

At June 30, 2015, the Company had forty-one loans totaling $6.7 million that were considered to be troubled debt restructurings. Twenty-four of these loans totaling $3.7 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	June 30,	December 31,
	2015	2014
	(Dollars in thousands)

Non-accrual loans	$7,994	$6,938
Accruing TDRs	3,708	4,938
Total non-performing loans	11,702	11,876
Foreclosed real estate	1,030	1,585
Total non-performing assets	$12,732	$13,461

Accruing loans past due 90 days or more	$280	$2,230
Allowance for loan losses	$6,842	$6,844

Non-performing loans to period end loans	2.04%	2.15%
Non-performing loans and accruing loans past due 90 days or more to period end loans	2.09%	2.56%
Allowance for loans losses to period end loans	1.19%	1.24%
Allowance for loan losses to non-performing loans	58%	58%
Allowance for loan losses to non-performing assets	54%	51%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	53%	44%
Non-performing assets to total assets	1.71%	1.76%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.75%	2.05%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at June 30, 2015 and December 31, 2014 were $12.7 million and $13.5 million, respectively. The allowance for loan losses at June 30, 2015 represented 54% of non-performing assets compared to 51% at December 31, 2014.

Total impaired loans at June 30, 2015 were $13.7 million. This includes $8.0 million in loans that were classified as impaired because they were in non-accrual status and $5.4 million in loans that were determined to be impaired for other reasons. Of these loans, $5.4 million required a specific reserve of $554,000 at June 30, 2015.

Total impaired loans at December 31, 2014 were $15.6 million. This includes $6.9 million in loans that were considered to be impaired due to being in non-accrual status and $8.7 million in loans that were deemed to be impaired for other reasons. Of these loans, $6.0 million required a specific reserve of $687,000 at December 31, 2014.

The allowance for loan losses was $6.8 million at June 30, 2015 or 1.19% of gross loans outstanding. This is a decrease from the 1.24% reported as a percentage of gross loans at December 31, 2014. The Legacy Select loans have been recorded at estimated fair value as of the acquisition date and the related credit risk is reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of the allowance for loan losses to gross loans at June 30, 2015 compared to the allowance percentage before the Legacy Select merger. The allowance for loan losses at June 30, 2015 and December 31, 2014 represented 58% of non-performing loans. It is management’s assessment that the allowance for loan losses as of June 30, 2015 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future.

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

At June 30, 2015 and December 31, 2014 the Company had $11.2 million and $11.1 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At June 30, 2015 and December 31, 2014, the Company had $6.0 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 15.8% and 16.5% of total risk-based capital as of June 30, 2015 and December 31, 2014, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At June 30, 2015 the Company had two product type groups which exceeded this guideline; Real Estate Construction – Speculative and Presold, which represented 67% of risk-based capital, or $72.3 million; and 1-to-4 Family Residential, which represented 62% of risk-based capital, or $66.6 million. All other commercial real estate groups were at or below the 40% threshold. At December 31, 2014, the Company exceeded the 40% guideline in two product types. The 1-to-4 Family Residential and the Multi-family Residential represented 68% of Risk-Based Capital or $70.0 million and 41% of Risk-Based Capital or $42.4 million, respectively at December 31, 2014. All other commercial real estate product types were under the 40% threshold. These two product types exceeded established guidelines as a result of loans acquired in the merger with Legacy Select.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of
June 30, 2015 and December 31, 2014.

Acquisition, Development and Construction Loans

(Dollars in thousands)

	June 30, 2015			December 31, 2014
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total

Total ADC loans	$80,754	$15,280	$96,033	$72,161	$11,432	$83,593

Average Loan Size	$158	$300		$155	$216

Percentage of total loans	14.08%	2.66%	16.74%	13.07%	2.07%	15.14%

Non-accrual loans	$199	$-	$199	$591	$224	$815

Management closely monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at
June 30, 2015 and December 31, 2014.

	June 30, 2015				December 31, 2014
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)

Harnett County	$5,065	5.27%	$5,860	15.53%	$4,466	5.34%	$5,925	15.55%
Alamance County	365	0.38%	436	1.16%	422	0.50%	292	0.76%
Beaufort County	2,190	2.28%	1,227	3.25%	834	1.00%	1,244	3.27%
Cumberland County	27,968	29.12%	5,533	14.67%	29,404	35.18%	5,816	15.27%
Guilford County	9	0.01%	312	0.83%	10	0.01%	157	0.41%
Hoke County	2,153	2.24%	47	0.12%	2,385	2.85%	144	0.38%
Johnston County	1,310	1.36%	591	1.57%	1,615	1.93%	556	1.46%
Pasquotank County	1,396	1.45%	779	2.07%	1,906	2.28%	722	1.90%
Pitt County	17,268	17.98%	4,647	12.32%	16,273	19.47%	4,245	11.14%
Robeson County	553	0.58%	3,901	10.34%	648	0.78%	3,941	10.35%
Sampson County	283	0.30%	1,436	3.81%	343	0.41%	1,600	4.20%
Wake County	16,236	16.91%	812	2.15%	10,113	12.10%	800	2.10%
Wayne County	3,765	3.92%	5,268	13.96%	2,109	2.52%	5,451	14.31%
All other locations	17,472	18.20%	6,873	18.22%	13,065	15.63%	7,200	18.90%

Total	$96,033	100.00%	$37,722	100.00%	$83,593	100.00%	$38,093	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At June 30, 2015, the Company had $122.5 million in loans that had terms permitting interest only payments. This represented 21.4% of the total loan portfolio. At December 31, 2014, the Company had $103.7 million in loans that had terms permitting interest only payments. This represented 18.8% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $46.7 million, or 8.1% of total loans, at June 30, 2015 compared to $46.7 million, or 8.4% of total loans, at December 31, 2014. The Company’s ten largest customer relationships totaled $73.8 million, or 12.9% of total loans, at June 30, 2015 compared to $68.7 million, or 12.4% of total loans, at December 31, 2014. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended June 30, 2015 and 2014

General. During the second quarter of 2015, the Company had net income of $1.8 million as compared with net income of $613,000 for the second quarter of 2014. Net income per common share for the second quarter of 2015 was $0.16, basic and diluted, compared with net income per common share of $0.09, basic and diluted, for the second quarter of 2014. Results of operations for the second quarter of 2015 were primarily impacted by an increase of $3.0 million in interest income and an increase in non-interest expense of $1.4 million, which was primarily related to increased personnel expense of $910,000 related to the increase in post-merger earning assets and associated expenses. The Company recorded a recovery of loan losses of $139,000 for the second quarter of 2015 compared to a recovery of $427,000 in the second quarter of 2014. Net interest margin of 4.46% in the first quarter of 2015 increased 82 basis points from the same period in 2014 resulting from the accretion of the credit mark associated with the acquired loan portfolio.

Net Interest Income. Net interest income increased to $7.4 million for the second quarter of 2015 from $4.2 million for the second quarter of 2014. The Company’s total interest income was affected by the increase in loan balances due to the Legacy Select merger. Average total interest-earning assets were $674.0 million in the second quarter of 2015 compared with $463.8 million during the same period in 2014, while the yield on those assets increased 42 basis points from 4.54% to 4.96% which was primarily due to the yield accretion on the acquired loans.

The Company’s average interest-bearing liabilities increased by $135.7 million to $507.2 million for the quarter ended June 30, 2015 from $371.5 million for the same period one year earlier and the cost of those funds decreased from 1.20% to 0.66%, or 54 basis points. During the second quarter of 2015, the Company’s net interest margin was 4.46% and net interest spread was 4.30%. In the same quarter ended one year earlier, net interest margin was 3.64% and net interest spread was 3.34%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the second quarter of 2015, the Company recorded an impairment from the acquired loans of $68,000 and had a recovery of loan losses of $139,000, as compared to the recovery of $427,000 that was recorded in the second quarter of 2014. In both 2015 and 2014, the small recovery resulted from a low level of net charge-offs and improving overall credit metrics.

Non-Interest Income. Non-interest income for the quarter ended June 30, 2015 was $941,000, an increase of $376,000 from the second quarter of 2014. Service charges on deposit accounts increased $37,000 to $263,000 for the quarter ended June 30, 2015 from $226,000 for the same period in 2014, primarily due to the Legacy Select merger. Other non-deposit fees and income increased $205,000 from the second quarter of 2014 to the second quarter of 2015 due to increases in various other items related to the Legacy Select merger. The Company recognized a gain on sale of investment securities of $134,000 for the second quarter of 2015.

Non-Interest Expenses. Non-interest expenses increased by $1.4 million to $5.6 million for the quarter ended June 30, 2015, from $4.1 million for the same period in 2014. In general, most categories of non-interest expenses increased, offset by decreases in foreclosed real estate-related expenses and $202,000 in merger and restructuring charges related to the acquisition of Legacy Select. The following are highlights of the significant categories of non-interest expenses during the second quarter of 2015 compared to the same period in 2014:

•	Personnel expenses increased $910,000 to $3.0 million, due to additions in personnel and the Legacy Select merger.
•	Foreclosed real estate-related expense decreased $5,000, primarily due to declining balances in the other real estate owned portfolio.
•	There were $35,000 of acquisition/merger related expenses incurred in the second quarter of 2015, as compared to $237,000 in the second quarter of 2014.
•	Professional fees increased by $77,000 to $387,000, due to the increased operational size of the Company resulting from the Legacy Select merger.
•	Occupancy and equipment increased by $169,000 to $565,000, due to the additional six branches acquired in the merger with Legacy Select.
•	Other non-interest expenses increased by $190,000, due to increases in several categories of other non-interest expenses and the merger with Legacy Select.

Provision for Income Taxes. The Company’s effective tax rate was 38.4% and 38.8% for the quarters ended June 30, 2015 and 2014, respectively. The effective tax rate for the second quarter of 2014 was impacted by an adjustment to reduce the Company’s deferred tax asset resulting from enacted lower corporate tax rates for the State of North Carolina.

As of June 30, 2015 and December, 31, 2014, the Company had a net deferred tax asset in the amount of $4.3 million and $4.1 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things, recent earnings trends, projected earnings, and asset quality. As of June 30, 2015 and December 31, 2014, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Comparison of Results of Operations for the

Six months ended June 30, 2015 and 2014

General. During the first six months of 2015, the Company had net income of $3.6 million as compared with net income of $885,000 for the first six months of 2014. Net income per share for the first six months of 2015 was $0.31, basic and diluted, compared with net income per share of $0.13, basic and diluted, for the first six months of 2014. Results of operations for the first six months of 2015 compared to 2014 was primarily impacted by an increase of $5.9 million in interest income. Net interest margin of 4.44% in the first six months of 2015 increased 86 basis points from the same period in 2014.

Net Interest Income. Net interest income increased to $14.7 million for the first six months of 2015 from $8.4 million for the first six months of 2014. The Company’s total interest income was affected by the increase in total loan balances in connection with the merger with Legacy Select. Average total interest-earning assets were $675.5 million in the first six months of 2015 compared with $467.5 million during the same period in 2014, while the yield on those assets increased 41 basis points from 4.56% to 4.97%.

The Company’s average interest-bearing liabilities increased by $138.7 million to $513.7 million for the six months ended June 30, 2015 from $375.0 million for the same period one year earlier and the cost of those funds decreased from 1.22% to 0.70%, or 52 basis points. During the first six months of 2015, the Company’s net interest margin was 4.44% and net interest spread was 4.27%. In the same period ended one year earlier, net interest margin was 3.58% and net interest spread was 3.34%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the first six months of 2015, the Company recorded a recovery of loan losses of $9,000 which is a smaller recovery than the $476,000 recovery that was recorded in the first six months of 2014. In both 2015 and 2014, the recovery resulted from a low level of net charge-offs and overall improving credit metrics.

Non-Interest Income. Non-interest income for the six months ended June 30, 2015 was $1.8 million, an increase of $614,000 from the first six months of 2014. Service charges on deposit accounts increased $69,000 to $522,000 for the six months ended June 30, 2015 from $453,000 for the same period in 2014, primarily due to an increase in overdraft charges. Other non-deposit fees and income increased $326,000 from the first six months of 2014 to the first six months of 2015, due to increases in various other items related to the Legacy Select merger. The Company recognized a gain on sale of investment securities of $219,000 for the first six months of 2015.

Non-Interest Expenses. Non-interest expenses increased by $2.5 million to $10.9 million for the six months ended June 30, 2015, from $8.4 million for the same period in 2014. In general, most categories of non-interest expenses increased, offset by decreases in merger and foreclosed real estate related expenses. Non-interest expenses were also impacted in 2014 by $398,000 in merger and restructuring charges related to the acquisition of Legacy Select. The following are highlights of the significant categories of non-interest expenses during the first six months of 2015 versus the same period in 2014:

•	Personnel expenses increased $1.8 million to $6.1 million, due to additions in personnel and the Legacy Select merger.
61

•	Occupancy and equipment expenses increased due to the increased number of branches acquired in connection with the Legacy Select merger.
•	Merger related expenses incurred in the first six months of 2014 were $398,000 compared to $35,000 in the 2015 period.
•	Other non-interest expenses increased by $322,000, due to small increases in several categories of other non-interest expenses as a result of the merger with Legacy Select.

Provision for Income Taxes. The Company’s effective tax rate was 36.6% and 37.9% for the six months ended June 30, 2015 and 2014, respectively. The effective tax rate for the first six months of 2014 was impacted by non-deductible merger expenses incurred in 2014.

As of June 30, 2015 and December, 31, 2014, the Company had a net deferred tax asset in the amount of $4.3 million and $4.3 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of June 30, 2015 and December 31, 2014, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 15.6% of total assets at June 30, 2015 as compared to 21.0% as of December 31, 2014 which resulted primarily from letting higher rate deposits roll off.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of June 30, 2015, the Company had existing credit lines with other financial institutions to purchase up to $80.0 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $74.8 million of qualifying loans is pledged to the FHLB to secure borrowings. At June 30, 2015, the Company had $32.5 million in FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At June 30, 2015, in addition to FHLB advances, total borrowings consisted of securities sold under agreements to repurchase of $12.9 million and junior subordinated debentures of $12.4 million.

Total deposits were $579.6 million at June 30, 2015. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 42.4% of total deposits at June 30, 2015. Time deposits of $250,000 or more represented 9.2% of the Company’s total deposits at June 30, 2015. At quarter-end, the Company had $317,000 in brokered time deposits and $497,000 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions and holding companies became subject to the new Basel III capital requirements beginning on January 1, 2015. A new part of the capital ratios profile is the Common Equity Tier 1 risk-based ratio which does not include limited life components such as trust preferred securities and Small Business Lending Fund (SBLF) preferred stock. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 13.68% at June 30, 2015.

As the following table indicates, at June 30, 2015, the Company and the Bank both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
Select Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	16.87%	8.00%
Tier 1 risk-based capital ratio	15.85%	6.00%
Leverage ratio	14.34%	4.00%
Common equity Tier 1 risk-based capital ratio	12.89%	4.50%

		Regulatory
	Actual	Minimum	Well-Capitalized
Select Bank & Trust	Ratio	Requirement	Requirement

Total risk-based capital ratio	16.29%	8.00%	10.00%
Tier 1 risk-based capital ratio	15.26%	6.00%	8.00%
Leverage ratio	13.81%	4.00%	5.00%
Common equity Tier 1 risk-based capital ratio	15.26%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of June 30, 2015.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the second quarter of 2015. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter of 2015 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 6.   Exhibits

Exhibit Number	Description of Exhibit

2.1	Purchase and Assumption Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June19, 2015.

3.1	Bylaw of Select Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on May 22, 2015.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, in XBRL (eXtensible Business Reporting Language)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: August 13, 2015	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: August 13, 2015	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: August 13, 2015	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: August 13, 2015	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit

2.1	Purchase and Assumption Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June19, 2015.

3.1	Bylaw of Select Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on May 22, 2015.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, in XBRL (eXtensible Business Reporting Language)

