Form 10-Q
period 2015-09-30
SELECT BANCORP, INC.
filed 2015-11-12
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

As of November 6, 2015, the Registrant had outstanding 11,577,111 shares of Common Stock, $1.00 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

SELECT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31,
	(Unaudited)	2014*
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$11,926	$14,417
Interest-earning deposits in other banks	37,629	22,810
Certificates of deposit	1,000	1,000
Federal funds sold and repurchase agreements	-	20,183
Investment securities available for sale, at fair value	84,124	102,235
Loans	597,969	552,038
Allowance for loan losses	(7,032)	(6,844)

NET LOANS	590,937	545,194

Accrued interest receivable	2,308	2,416
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	2,049	1,524
Other non-marketable securities	763	896
Foreclosed real estate	1,007	1,585
Premises and equipment, net	17,974	17,599
Bank owned life insurance	21,435	20,966
Goodwill	6,931	6,931
Core deposit intangible	1,196	1,625
Assets held for sale	1,056	-
Other assets	6,160	6,740

TOTAL ASSETS	$786,495	$766,121

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$147,162	$129,831
Savings	36,444	37,000
Money market and NOW	171,322	166,511
Time	265,007	285,560

TOTAL DEPOSITS	619,935	618,902

Short-term debt	30,722	20,733
Long-term debt	28,846	25,591
Accrued interest payable	204	276
Accrued expenses and other liabilities	3,243	2,934

TOTAL LIABILITIES	682,950	668,436
Shareholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized; 7,645 shares issued and outstanding at September 30, 2015 and December 31, 2014	7,645	7,645
Common stock, $1.00 par value, 25,000,000 shares authorized; 11,577,111 and 11,377,980 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	11,577	11,378
Additional paid-in capital	69,024	68,406
Retained earnings	14,305	9,447
Common stock issued to deferred compensation trust, at cost; 262,827 and 259,551 shares at September 30, 2015 and December 31, 2014, respectively	(2,139)	(2,121)
Directors’ Deferred Compensation Plan Rabbi Trust	2,139	2,121
Accumulated other comprehensive income	994	809

TOTAL SHAREHOLDERS’ EQUITY	103,545	97,685

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$786,495	$766,121

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,990	$6,938	$23,528	$16,627
Federal funds sold and interest-earning deposits in other banks	13	32	44	90
Investments	409	571	1,344	1,398
TOTAL INTEREST INCOME	8,412	7,541	24,916	18,115

INTEREST EXPENSE
Money market, NOW and savings deposits	99	96	294	213
Time deposits	630	956	1,965	2,890
Short-term debt	10	44	56	57
Long-term debt	139	73	337	217
TOTAL INTEREST EXPENSE	878	1,169	2,652	3,377

NET INTEREST INCOME	7,534	6,372	22,264	14,738

PROVISION FOR (RECOVERY OF) LOAN LOSSES	393	105	384	(370)

NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	7,141	6,267	21,880	15,108

NON-INTEREST INCOME
Gain (loss) on sale of investment securities	-	-	219	-
Service charges on deposit accounts	274	276	796	728
Other fees and income	298	450	1,361	1,188

TOTAL NON-INTEREST INCOME	572	726	2,376	1,916

NON-INTEREST EXPENSE
Personnel	3,044	3,101	9,116	7,357
Occupancy and equipment	543	487	1,655	1,267
Deposit insurance	125	45	392	251
Professional fees	239	345	981	937
Core deposit intangible amortization	125	128	429	186
Merger/acquisition related expenses	103	1,325	138	1,723
Information systems	527	347	1,412	1,015
Foreclosed real estate related expense	97	60	156	371
Other	767	731	2,214	2,068

TOTAL NON-INTEREST EXPENSE	5,570	6,569	16,493	15,175

INCOME BEFORE INCOME TAX	2,143	424	7,763	1,849

INCOME TAXES	792	230	2,848	770

NET INCOME	1,351	194	4,915	1,079
DIVIDENDS AND ACCRETION OF PREFERRED STOCK	19	19	57	19
NET INCOME AVAILABLE
TO COMMON SHAREHOLDERS	$1,332	$175	$4,858	$1,060

NET INCOME PER COMMON SHARE
Basic	$0.12	$0.02	$0.42	$0.13
Diluted	$0.12	$0.02	$0.42	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,521,043	10,195,846	11,476,532	8,025,706
Diluted	11,582,724	10,312,085	11,547,581	8,131,477

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)

Net income	$1,351	$194	$4,915	$1,079

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	595	222	523	1,151
Tax effect	(222)	(83)	(197)	(429)
	373	139	326	722
Reclassification adjustment for gain (loss) included in net income	-	-	(219)	-
Tax effect	-	-	78	-
	-	-	(141)	-

Total	373	139	185	722

Total comprehensive income	$1,724	$333	$5,100	$1,801

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except share data)

							Common		Accumulated
							Stock		Other
							Issued		Compre-
					Additional		to Deferred		hensive	Total
	Preferred Stock		Common Stock		paid-in	Retained	Compensation	Deferred	Income	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Trust	Comp Plan	(Loss)	Equity
Balance at December 31, 2013	-	$-	6,921,352	$6,922	$42,062	$7,128	$(1,976)	$1,976	$(108)	$56,004
Net income	-	-	-	-	-	1,079	-	-	-	1,079
Other comprehensive income, net	-	-	-	-	-	-	-	-	722	722
Shares issued for Select merger	7,645	7,645	4,416,668	4,416	23,822	-	-	-	-	35,883
Preferred stock dividends paid	-	-	-	-	-	(19)	-	-	-	(19)
Stock option exercises	-	-	11,348	11	67	-	-	-	-	78
Stock based compensation	-	-	-	-	248	-	-	-	-	248
Director equity incentive plan, net	-	-	-	-	-	-	(108)	108	-	-
Balance at September 30, 2014	7,645	$7,645	11,349,368	$11,349	$66,199	$8,188	$(2,084)	$2,084	$614	$93,995

Balance at December 31, 2014	7,645	$7,645	11,377,980	$11,378	$68,406	$9,447	$(2,121)	$2,121	$809	$97,685
Net income	-	-	-	-	-	4,915	-	-	-	4,915
Other comprehensive income, net	-	-	-	-	-	-	-	-	185	185
Preferred stock dividends paid	-	-	-	-	-	(57)	-	-	-	(57)
Stock option exercises	-	-	199,131	199	592	-	-	-	-	791
Stock based compensation	-	-	-	-	26	-	-	-	-	26
Director equity incentive plan, net	-	-	-	-	-	-	(18)	18	-	-
Balance at September 30, 2015	7,645	$7,645	11,577,111	$11,577	$69,024	$14,305	$(2,139)	$2,139	$994	$103,545

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,915	$1,079
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	384	(370)
Depreciation and amortization of premises and equipment	798	485
Amortization and accretion of investment securities	721	603
Amortization of deferred loan fees and costs	(216)	(255)
Amortization of core deposit intangible	429	186
Stock-based compensation	26	248
Accretion on acquired loans	(1,102)	(344)
Amortization of acquisition premium on time deposits	(641)	(201)
Net accretion of acquisition discount on borrowings	(299)	(75)
Increase in cash surrender value of bank owned life insurance	(469)	(186)
Gain on the sale of premises and equipment	-	(6)
Net loss on sale and write-downs of foreclosed real estate	117	316
Net write-down on assets held for sale	271	-
Net (gain) on investment security sales and pay-downs	(219)	-
Change in assets and liabilities:
Net change in accrued interest receivable	108	256
Net change in other assets	461	2,339
Net change in accrued expenses and other liabilities	237	(303)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,521	3,772

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	(525)	-
Redemption of non-marketable security	133	34
Purchase of investment securities available for sale	(7,322)	(7,444)
Maturities of investment securities available for sale	12,430	8,353
Mortgage-backed securities pay-downs	7,165	6,777
Proceeds from sale of investment securities available for sale	5,640	954
Net change in loans outstanding	(44,908)	16,421
Cash received from acquisition	-	15,406
Proceeds from sale of foreclosed real estate	560	1,238
Proceeds from sale of premises and equipment	-	18
Purchases of premises and equipment	(2,500)	(494)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(29,327)	41,263

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$1,674	$(26,572)
Proceeds from short-term debt	17,883	4,001
Repayments on short-term debt	(7,812)	(1,658)
Proceeds from long-term debt	3,472	-
Preferred stock dividends paid	(57)	(19)
Proceeds from stock option exercises	791	78

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,951	(24,170)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,855)	20,865

CASH AND CASH EQUIVALENTS, BEGINNING	58,410	72,869

CASH AND CASH EQUIVALENTS, ENDING	$50,555	$93,734

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,724	$3,312
Taxes	1,847	87

Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	185	722
Transfers from loans to foreclosed real estate	99	1,324
Transfers from premises and equipment to assets held for sale	1,056	-

Business combinations:
Assets acquired	-	276,937
Liabilities assumed	-	245,878
Net assets acquired	-	31,059
Additional consideration ensuing from stock options issued to Legacy Select shareholders	-	179

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

In addition, each share of Legacy Select’s issued and outstanding preferred stock was exchanged for one newly issued share of the Company’s preferred stock having terms substantially identical to the Legacy Select preferred stock. All of the issued and outstanding shares of theCompany’s preferred stock are held by the Secretary of the United States Treasury and were issued in connection with Legacy Select’s participation in the Small Business Lending Fund.

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the September 30, 2015 presentation. Such reclassifications had no effect on shareholders’ equity or net income.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At September 30, 2015 and 2014 there were 111,080 and 71,080 anti-dilutive options outstanding for each three month period, and 111,080 and 75,783 anti-dilutive options for each nine month period, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average shares used for basic net income available to common shareholders	11,521,043	10,195,846	11,476,532	8,025,706

Effect of dilutive stock options	61,681	116,239	71,049	105,771

Weighted average shares used for diluted net income available to common shareholders	11,582,724	10,312,085	11,547,581	8,131,477

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In September 2015, the FASB issued Accounting Standard Update 2015-16. “Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2016-16”). ASU 2015-16 simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015. The Company does not expect this guidance to have a material effect on its financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments included in this Update are effective immediately and transition guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We adopted the guidance effective first quarter of 2015. The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations. The new disclosures required by this ASU are included in Note G.

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

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements amendment to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective for fiscal years beginning after December 15, 2015. The Company does not expect these amendments to have a material effect on its financial statements.

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

Note D – Business Combinations

On September 30, 2013, the Company executed a merger agreement with Legacy Select, a bank holding company headquartered in Greenville, North Carolina, whose wholly-owned subsidiary, Legacy Select Bank, was a state-chartered commercial bank with approximately $276.9 million in assets and six banking offices as of the merger date, July 25, 2014.

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

Each share of Legacy Select’s issued and outstanding preferred stock was exchanged for one newly issued share of the Company’s preferred stock having terms substantially identical to Legacy Select’s preferred stock. All of the issued and outstanding shares of the Company’s preferred stock are held by the Secretary of the United States Treasury and were issued in connection with Legacy Select’s participation in the Small Business Lending Fund. On July 25, 2014, 202,842 Legacy Select stock options were converted to 370,278 Company stock options. At September 30, 2015, 140,749 of these converted options were outstanding and exercisable with an average weighted remaining contractual life of approximately 4.3 years and an aggregate intrinsic value of $385,000. There were no forfeitures and 227,242 options were exercised since the merger related to Legacy Select stock options through September 30, 2015. In determining the acquisition date fair value of purchased credit-impaired (“PCI”) loans, and in subsequent accounting, the Company generally aggregates loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are referred to as the “accretable yield” and recorded as interest income prospectively.

PCI loans acquired totaled $28.6 million at estimated fair value and acquired performing loans totaled $189.0 million at estimated fair value. In addition, $1.6 million of core deposit intangibles and $6.9 million in goodwill were recorded as components of the acquisition. The transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. Accordingly, deferred tax asset and goodwill were adjusted during the year.

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

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agency securities, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three and nine months ended September 30, 2015. Valuation techniques are consistent with techniques used in prior periods.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

Investment securities available for sale September 30, 2015	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$22,119	$-	$22,119	$-
Mortgage-backed securities - GSE’s	41,957	-	41,957	-
Municipal bonds	20,048	-	20,048	-
Total	$84,124	$-	$84,124	$-

Investment securities available for sale December 31, 2014	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$27,921	$-	$27,921	$-
Mortgage-backed securities - GSE’s	53,304	-	53,304	-
Municipal bonds	21,010	-	21,010	-
Total	$102,235	$-	$102,235	$-

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2015 and December 31, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At September 30, 2015, the discounts used are weighted between 5% and 47%. There were no transfers between levels from the prior reporting periods and there have been no changes in valuation techniques for the three months ended September 30, 2015.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs is completed prior to transferring to foreclosed real estate. At September 30, 2015, the discounts used ranged between 5% and 90%. There have been no changes in valuation techniques for the three months ended September 30, 2015.

Assets held for sale

During the third quarter of 2015 two branch facilities were taken out service as part of the Company’s branch restructuring plan and reclassified as held for sale. The properties are recorded at the remaining book balance of the asset or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

Asset Category September 30, 2015	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,936	$-	$-	$2,936
Assets held for sale	1,056	-	-	1,056
Foreclosed real estate	1,007	-	-	1,007
Total	$4,999	$-	$-	$4,999

Asset Category December 31, 2014	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,896	$-	$-	$6,896
Foreclosed real estate	1,585	-	-	1,585
Total	$8,481	$-	$-	$8,481

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS (continued)

The following table presents the carrying values and estimated fair values of the Company's financial instruments at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$11,926	$11,926	$11,926	$-	$-
Certificates of deposit	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	37,629	37,629	37,629	-	-
Investment securities available for sale	84,124	84,124	-	84,124	-
Loans, net	590,937	600,522	-	-	600,522
Accrued interest receivable	2,308	2,308	-	-	2,308
Stock in FHLB	2,049	2,049	-	-	2,049
Other non-marketable securities	763	763	-	-	763

Financial liabilities:
Deposits	$619,935	$621,405	$-	$621,405	$-
Short-term debt	30,722	30,722	-	30,722	-
Long-term debt	28,846	22,628	-	22,628	-
Accrued interest payable	204	204	-	204	-

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

NOTE F - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	September 30, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
Within 1 year	$632	$8	$-	$640
After 1 year but within 5 years	51,740	1,233	(6)	52,967
After 5 years but within 10 years	18,567	184	(93)	18,658
After 10 years	11,599	260	-	11,859

	$82,538	$1,685	$(99)	$84,124

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - INVESTMENT SECURITIES (continued)

As of September 30, 2015, accumulated other comprehensive income included net unrealized gains totaling $1.6 million. Deferred tax liabilities resulting from these unrealized gains totaled $592,000.

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
		(In thousands)
Securities available for sale:
Within 1 year	6,949	12	-	6,961
After 1 year but within 5 years	44,938	1,139	(63)	46,014
After 5 years but within 10 years	33,526	288	(279)	33,535
After 10 years	15,541	253	(69)	15,725

	$100,954	$1,692	$(411)	$102,235

As of December 31, 2014, accumulated other comprehensive income included net unrealized gains totaling $1.3 million. Deferred tax liabilities resulting from these unrealized gains totaled $481,000.

Securities with a carrying value of $41.6 million and $85.1 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

Since none of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended September 30, 2015 and December 31, 2014. In 2014 the Company incurred a loss on the disposal of one security and did not realize any losses related to securities in 2015.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F- INVESTMENT SECURITIES (continued)

The following tables show the gross unrealized losses and fair value of the Company’s investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Securities available for sale:
U.S. government agencies- GSE’s	$1,977	$(22)	$8,121	$(76)	$10,098	$(98)
Mortgage-backed securities- GSE’s	1,428	(1)	-	-	1,428	(1)

Total temporarily impaired securities	$3,405	$(23)	$8,121	$(76)	$11,526	$(99)

At September 30, 2015, the Company had five AFS securities with an unrealized loss for twelve or more consecutive months. Five U.S. government agency GSE’s had unrealized losses for more than twelve months totaling $76,000 at September 30, 2015. One U.S. government agency GSE, and one mortgage-backed GSE’s had unrealized losses for less than twelve months totaling $23,000 at September 30, 2015. All unrealized losses are attributable to the general trend of interest rates. There were no investment sales during the third quarter of 2015.

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

At December 31, 2014, the Company had thirteen AFS securities with an unrealized loss for twelve or more consecutive months. Eight U.S. government agency GSE’s, one municipal and four mortgage-backed GSE’s had unrealized losses for more than twelve months totaling $359,000 at December 31, 2014. Two U.S. government agency GSE’s and one mortgage-backed GSE bonds had unrealized losses for less than twelve months totaling $52,000 at December 31, 2014. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities. The Company incurred a $46,000 loss on the sale of one municipal security during 2014.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS

Following is a summary of the composition of the Company’s loan portfolio at September 30, 2015 and December 31, 2014:

	September 30,		December 31,
Total Loans:	2015		2014
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)
Real estate loans:
1 to 4 family residential	$85,789	14.35%	$90,903	16.47%
Commercial real estate	244,582	40.90%	233,630	42.32%
Multi-family residential	44,832	7.50%	42,224	7.65%
Construction	104,809	17.52%	83,593	15.14%
Home equity lines of credit (“HELOC”)	38,382	6.42%	38,093	6.90%

Total real estate loans	518,394	86.69%	488,443	88.48%

Other loans:
Commercial and industrial	74,494	12.46%	58,217	10.55%
Loans to individuals	5,879	0.99%	5,953	1.08%
Overdrafts	89	0.01%	64	0.01%
Total other loans	80,462	13.46%	64,234	11.64%

Gross loans	598,856		552,677
Less deferred loan origination fees, net	(887)	(0.15)%	(639)	(0.12)%
Total loans	597,969	100.00%	552,038	100.00%

Allowance for loan losses	(7,032)		(6,844)

Total loans, net	$590,937		$545,194

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

	September 30,		December 31,
Purchased Credit Impaired (PCI) Loans:	2015		2014
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)
Real estate loans:
1 to 4 family residential	$8,412	38.49%	$9,972	36.89%
Commercial real estate	10,581	48.41%	11,903	44.03%
Multi-family residential	853	3.90%	2,724	10.08%
Construction	1,091	4.99%	1,463	5.41%
Home equity lines of credit (“HELOC”)	190	0.87%	188	0.69%

Total real estate loans	21,127	96.66%	26,250	97.10%

Other loans:
Commercial and industrial	609	2.79%	657	2.43%
Loans to individuals	120	0.55%	128	0.47%
Overdrafts	-	0.00%	-	0.00%
Total other loans	729	3.34%	785	2.90%

Gross loans	21,856		27,035
Less deferred loan origination fees, net	-	-%	-	-%
Total loans	21,856	100.00%	27,035	100.00%

Allowance for loan losses	(9)		-

Total loans, net	$21,847		$27,035

For PCI loans acquired from Legacy Select, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the merger and September 30, 2015 were:

(Dollars in thousands)	September 30, 2015	July 25, 2014

Contractually required payments	$26,073	$34,329
Nonaccretable difference	1,433	1,402
Cash flows expected to be collected	24,640	32,927
Accretable yield	2,784	4,360
Carrying value	$21,856	$28,567

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

	September 30,		December 31,
Loans – excluding PCI:	2015		2014
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)
Real estate loans:
1 to 4 family residential	$77,377	13.43%	$80,931	15.42%
Commercial real estate	234,001	40.62%	221,727	42.23%
Multi-family residential	43,979	7.64%	39,500	7.52%
Construction	103,718	17.98%	82,130	15.64%
Home equity lines of credit (“HELOC”)	38,192	6.63%	37,905	7.22%

Total real estate loans	497,267	86.30%	462,193	88.03%

Other loans:
Commercial and industrial	73,885	12.83%	57,560	10.97%
Loans to individuals	5,759	1.00%	5,825	1.11%
Overdrafts	89	0.02%	64	0.01%
Total other loans	79,733	13.85%	63,449	12.09%

Gross loans	577,000		525,642
Less deferred loan origination fees, net	(887)	(0.15)%	(639)	(0.12)%
Total loans	576,113	100.00%	525,003	100.00%
Allowance for loan losses	(7,023)		(6,844)

Total loans, net	$569,090		$518,159

Loans are primarily secured by real estate located in eastern and central North Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

At September 30, 2015, the Company had pre-approved but unused lines of credit for customers totaling $134.1 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

A floating lien of $74.2 million of quality loans was pledged to the FHLB to secure borrowings at September 30, 2015.

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

Loans to Individuals & Overdrafts

Consumer loans are approved using Bank policies and procedures established to evaluate each credit request. All lending decisions and credit risks are required to be clearly documented. Several factors are considered in making these decisions such as credit score, adjusted net worth, liquidity, debt ratio, disposable income, credit history, and loan-to-value of the collateral. This process, combined with the relatively smaller loan amounts spreads the risk among many individual borrowers. Overdrafts on customer deposit accounts are classified as loans for reporting purposes.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of September 30, 2015 and December 31, 2014, respectively:

Total Loans:	September 30, 2015
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$110	$129	$239	$74,255	$74,494
Construction	-	765	765	104,044	104,809
Multi-family residential	479	-	479	44,353	44,832
Commercial real estate	234	4,450	4,684	239,898	244,582
Loans to individuals & overdrafts	17	1	18	5,950	5,968
1-to-4 family residential	1,070	1,663	2,733	83,056	85,789
HELOC	221	320	541	37,841	38,382
Deferred loan (fees) cost, net	-	-	-	-	(887)

	$2,131	$7,328	$9,459	$589,397	$597,969

NOTE G - LOANS (continued)

There were two loans that amounted to $298,000 that were more than 90 days past due and still accruing interest at September 30, 2015.

	December 31, 2014
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(dollars in thousands)

Total Loans
Commercial and industrial	$141	$632	$773	$57,444	$58,217
Construction	-	816	816	82,777	83,593
Multi-family residential	-	901	901	41,323	42,224
Commercial real estate	3,377	2,576	5,953	227,677	233,630
Loans to individuals & overdrafts	22	-	22	5,995	6,017
1 to 4 family residential	1,464	1,160	2,624	88,279	90,903
HELOC	14	853	867	37,226	38,093
Deferred loan (fees) cost, net	-	-	-	-	(639)
	$5,018	$6,938	$11,956	$540,721	$552,038

There was one loan in the amount of $2.2 million greater than 90 days past due and still accruing interest at December 31, 2014.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of September 30, 2015 and December 31, 2014:

				Three months ended		Nine months ended
	As of September 30, 2015			September 30, 2015		September 30, 2015
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$566	$856	$-	$640	$6	$630	$40
Construction	839	987	-	1,070	10	1,070	12
Commercial real estate	3,836	4,509	-	2,556	49	3,136	130
Loans to individuals & overdrafts	-	-	-	-	-	-	-
Multi-family residential	1,326	1,496	-	1,769	21	1,779	59
1 to 4 family residential	2,102	2,612	-	2,485	28	2,201	77
HELOC	659	825	-	641	9	648	30
Subtotal:	9,328	11,285	-	9,161	123	9,464	348
With an allowance recorded:
Commercial and industrial	-	-	-	11	-	133	-
Construction	24	27	8	166	1	96	2
Commercial real estate	2,860	3,689	316	4,436	19	3,869	88
Loans to individuals & overdrafts	1	1	1	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-
1 to 4 family residential	435	435	59	495	6	442	13
HELOC	-	-	-	288	-	142	-
Subtotal:	3,320	4,152	384	5,396	26	4,682	103
Totals:
Commercial	9,451	11,564	324	10,551	106	10,713	331
Consumer	1	1	1	-	-	-	-
Residential	3,196	3,872	59	3,909	43	3,433	120
Grand Total:	$12,648	$15,437	$384	$14,460	$149	$14,146	$451

Impaired loans at September 30, 2015 were approximately $12.6 million and were composed of $7.3 million in nonaccrual loans and $5.3 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $3.3 million in impaired loans had specific allowances provided for them while the remaining $8.3 million had no specific allowances recorded at September 30, 2015. Of the $9.3 million with no allowance recorded, $1.7 million of those loans have had partial charge-offs recorded.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans (continued)

				Three months ended		Nine months ended
	As of December 31, 2014			September 30, 2014		September 30, 2014
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$478	$478	$-	$119	$3	$156	$8
Construction	1,300	1,525	-	1,520	21	1,733	64
Commercial real estate	2,652	3,536	-	3,111	35	3,479	143
Loans to individuals & overdrafts	-	2	-	1	-	2	-
Multi-family residential	2,232	2,515	-	2,311	25	2,337	100
1 to 4 family residential	2,301	2,750	-	2,505	48	3,092	120
HELOC	637	768	-	654	7	708	28
Subtotal:	9,600	11,574	-	10,221	139	11,507	463
With an allowance recorded:
Commercial and industrial	265	267	64	265	-	266	-
Construction	167	168	80	168	-	248	-
Commercial real estate	4,878	5,761	419	2,765	16	4,255	59
Loans to individuals & overdrafts	-	-	-	20	-	11	-
Multi-family residential	-	-	-	-	-	-	-
1 to 4 family residential	450	455	74	442	-	434	11
HELOC	284	526	50	357	-	433	8
Subtotal:	6,044	7,177	687	4,017	16	5,647	78
Totals:
Commercial	11,972	14,250	563	10,259	100	12,474	374
Consumer	-	2	-	21	-	13	-
Residential	3,672	4,499	124	3,958	55	4,667	167
Grand Total:	$15,644	$18,751	$687	$14,238	$155	$17,154	$541

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings

There were no loans newly classified or modified as troubled debt restructured in three and nine months ended September 30, 2015. The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the three and nine months ended September 30, 2014:

	Three months ended September 30, 2014			Nine months ended September 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
	(Dollars in thousands)
Below market interest rate:
1-to-4 family residential	-	$-	$-	1	$22	$20
Total	-	-	-	1	22	20

Extended payment terms:
Commercial real estate	-	-	-	1	46	41
1-to-4 family residential	-	-	-	1	947	942
Total	-	-	-	2	993	983

Total	-	$-	$-	3	$1,015	$1,003

Loans may be considered troubled debt restructurings for reasons other than below market interest rates, extended payment terms or forgiveness of principal.

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default together with concessions made by loan class during the twelve month periods ended September 30, 2015 and 2014:

	Twelve months ended		Twelve months ended
	September 30, 2015		September 30, 2014
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
	(Dollars in thousands)
Below market interest rate:
1-to-4 family residential	-	$-	1	$21
Total	-	-	1	21

Extended payment terms:
Commercial real estate	1	145	1	947
Total	-	-	1	947

Total	1	$145	2	$968

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

At September 30, 2015, the Bank had thirty-nine loans with an aggregate balance of $6.4 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-three loans with a balance totaling $3.6 million were still accruing as of September 30, 2015. The remaining TDRs with balances totaling $2.9 million as of September 30, 2015 were in non-accrual status.

At September 30, 2014, the Bank had forty-two loans with a total balance of $7.9 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-five loans with balances totaling $5.1 million were still accruing as of September 30, 2014. The remaining TDRs with balances totaling $2.8 million as of September 30, 2014 were in non-accrual status.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of September 30, 2015 and December 31, 2014, respectively:

Total loans:

September 30, 2015
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(In thousands)

Superior	$611	$-	$-	$-
Very good	1,086	-	-	-
Good	5,773	4,118	20,617	-
Acceptable	31,189	17,586	133,196	33,379
Acceptable with care	35,257	80,715	75,388	9,422
Special mention	321	1,529	9,130	-
Substandard	257	861	6,251	2,031
Doubtful	-	-	-	-
Loss	-	-	-	-
	$74,494	$104,809	$244,582	$44,832

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$78,476	$37,122
Special mention	3,544	467
Substandard	3,769	793
	$85,789	$38,382

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$5,947
Non –pass	21
$5,968

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

The following table documents changes to the amount of the accretable yield on PCI loans for the three and nine months ended September 30, 2015 (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2015	2015
	(Dollars in thousands)

Accretable yield, beginning of period	$3,320	$3,762
Accretion	(289)	(938)
Reclassification from (to) nonaccretable difference	57	152
Other changes, net	(304)	(192)
Accretable yield, end of period	$2,784	$2,784

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and nine month periods ended September 30, 2015, respectively (in thousands):

	Three months ended September 30, 2015
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Loans – excluding PCI
Balance, beginning of period	$1,077	$1,313	$2,573	$602	$764	$153	$292	$6,774
Provision for loan losses	(56)	118	388	16	(74)	11	49	452
Loans charged-off	(11)	(69)	(119)	(26)	(75)	(11)	-	(311)
Recoveries	7	5	59	23	8	6	-	108
Balance, end of period	$1,017	$1,367	$2,901	$615	$623	$159	$341	$7,023

PCI Loans
Balance, beginning of period	$-	$-	$57	$-	$9	$-	$2	$68
Provision for loan losses	-	-	(57)	-	-	-	(2)	(59)
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$-	$-	$9	$-	$-	$9

Total Loans
Balance, beginning of period	$1,077	$1,313	$2,630	$602	$773	$153	$294	$6,842
Provision for loan losses	(56)	118	331	16	(74)	11	47	393
Loans charged-off	(11)	(69)	(119)	(26)	(75)	(11)	-	(311)
Recoveries	7	5	59	23	8	6	-	108
Balance, end of period	$1,017	$1,367	$2,901	$615	$632	$159	$341	$7,032

Ending Balance: individually
evaluated for impairment	$-	$8	$316	$59	$-	$1	$-	$384
Ending Balance: collectively
evaluated for impairment	$1,017	$1,359	$2,585	$556	$632	$158	$341	$6,648

Loans:
Ending Balance: collectively
evaluated for impairment	$73,928	$103,946	$237,886	$83,252	$37,723	$5,967	$43,506	$586,208
Ending Balance: individually
evaluated for impairment	$566	$863	$6,696	$2,537	$659	$1	$1,326	$12,648
Ending Balance	$74,494	$104,809	$244,582	$85,789	$38,382	$5,968	$44,832	$598,856

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

	Nine months ended September 30, 2015
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Loans – excluding PCI
Balance, beginning of period	$803	$1,103	$2,914	$630	$930	$185	$279	$6,844
Provision for loan losses	309	320	65	(69)	(211)	-	(39)	375
Loans charged-off	(141)	(69)	(148)	(26)	(115)	(46)	(5)	(550)
Recoveries	46	13	70	80	19	20	106	354
Balance, end of period	$1,017	$1,367	$2,901	$615	$623	$159	$341	$7,023

PCI Loans
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-
Provision for loan losses	-	-	-	-	9	-	-	9
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$-	$-	$9	$-	$2	$9

Total Loans
Balance, beginning of period	$803	$1,103	$2,914	$630	$930	$185	$279	$6,844
Provision for loan losses	309	320	65	(69)	(202)	-	(39)	384
Loans charged-off	(141)	(69)	(148)	(26)	(115)	(46)	(5)	(550)
Recoveries	46	13	70	80	19	20	106	354
Balance, end of period	$1,017	$1,367	$2,901	$615	$632	$159	$341	$7,032

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and nine month periods ended September 30, 2014, respectively:

	Three months ended September 30, 2014
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	Family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)

Balance, beginning of period	$523	$1,002	$2,903	$588	$1,009	$156	$266	$6,447
Provision (recovery) for loan losses	67	(15)	188	(48)	(137)	45	6	106
Loans charged-off	-	(4)	-	-	(26)	(38)	-	(68)
Recoveries	5	2	6	12	14	5	-	44

Balance, end of period	$595	$985	$3,097	$552	$860	$168	$272	$6,529

Ending balance: individually evaluated for impairment	$66	$81	$455	$29	$54	$20	$-	$705
Ending balance: collectively evaluated for impairment	$529	$904	$2,642	$523	$806	$148	$272	$5,824

Loans:
Ending balance: collectively evaluated for impairment	$52,028	$77,807	$230,906	$88,961	$36,794	$6,996	$39,625	$533,117
Ending balance: individually evaluated for impairment	$381	$1,575	$5,766	$2,944	$964	$21	$2,290	$13,941
Ending balance	$52,409	$79,382	$236,672	$91,905	$37,758	$7,017	$41,915	$547,058

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

	Nine months ended September 30, 2014
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(In thousands)

Balance, beginning of period	$245	$565	$4,599	$826	$680	$65	$74	$7,054
Provision (recovery) for loan losses	385	361	(1,536)	(322)	402	142	198	(370)
Loans charged-off	(63)	(4)	-	(1)	(297)	(57)	-	(422)
Recoveries	28	63	34	49	75	18	-	267

Balance, end of period	$595	$985	$3,097	$552	$860	$168	$272	$6,529

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)

Beginning balance	$621	$475	$809	$(108)

Unrealized gain (loss) on investment securities available for sale	595	222	523	1,151
Tax effect	(222)	(83)	(197)	(429)
Other comprehensive gain (loss) before reclassification	373	139	326	722
Amounts reclassified from accumulated comprehensive income:
Realized gains on investment securities included in net income	-	-	(219)	-
Tax effect	-	-	78	-
Total reclassifications net of tax	-	-	(141)	-

Net current period other comprehensive income	373	139	185	722

Ending balance	$994	$614	$994	$614

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements totaled $15.0 million and $15.7 million at September 30, 2015 and December 31, 2014, respectively.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE I - REPURCHASE AGREEMENTS (continued)

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in short-term borrowings as of September 30, 2015 and December 31, 2014 is presented in the following tables.

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
Government agency	$3,757	$-	$-	$-	$3,757
Mortgage-backed Securities	8,873	-	-	-	8,873
Municipals	2,368	-	-	-	2,368
Total borrowings	$14,998	$-	$-	$-	$14,998
Gross amount of recognized liabilities for repurchase agreements					$14,998

	December 31, 2014
(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
Government agency	$4,909	$-	$-	$-	$4,909
Mortgage-backed Securities	8,228	-	-	-	8,228
Municipals	2,526	-	-	-	2,526
Total borrowings	$15,663	$-	$-	$-	$15,663
Gross amount of recognized liabilities for repurchase agreements					$15,663

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE J – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned during the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2015	2014
	(Dollars in thousands)

Beginning balance January 1	$1,585	$2,008
Sales	(557)	(1,315)
Writedowns	(120)	(330)
Transfers	99	1,324
Ending balance	$1,007	$1,687

At September 30, 2015 and December 31, 2014, the Company had $1.0 million and $1.6 million, respectively, of foreclosed residential real estate property in OREO. The Company did not have any recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure at September 30, 2015 and December 31, 2014, respectively.

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

The Company was formerly known as New Century Bancorp, Inc. On July 25, 2014 New Century Bancorp, Inc. acquired Select Bancorp, Inc. (“Legacy Select”) by merger. The combined company is now known as Select Bancorp, Inc., which we refer to in this report as the Company. Legacy Select was a bank holding company headquartered in Greenville, North Carolina, whose wholly owned subsidiary, Select Bank & Trust Company, was a state-chartered commercial bank with approximately $276.9 million in assets and six banking offices located in central and eastern North Carolina. As noted throughout the following discussion and analysis, the combination of the former New Century Bancorp and Legacy Select has had a significant impact on the Company’s financial condition and results of operations.

The Company completed construction of a new branch at 416 South Hughes Boulevard, Elizabeth City, North Carolina in October 2015. The Company’s branch at 100 Nance Court will relocate to this location. In addition, we plan to acquire two new branches located at 1101 New Pointe Boulevard, Leland, North Carolina and 168 NC Highway 24, Morehead City, North Carolina in December 2015.

In August 2015, we closed our branches located at 220 Burlington Street, Gibsonville, North Carolina and 523 S. Worth Street, Burlington, North Carolina and transferred accounts to our new Burlington branch located at 3158 South Church Street. In addition, we closed our branch located at 6390 Ramsey Street, Fayetteville, North Carolina and transferred accounts to our Fayetteville branch located at 2818 Raeford Road during September 2015. The closed properties are included in assets held for sale on the consolidated balance sheet as of September 30, 2015 and we recorded impairment charges of $271,000 during the three months ended September 30, 2015.

Comparison of Financial Condition at

September 30, 2015 and December 31, 2014

During the first nine months of 2015, total assets increased by $20.4 million to $786.5 million as of September 30, 2015. The increase in assets was due primarily to an increase in loans. Earning assets at September 30, 2015 totaled $716.4 million and consisted of $591.0 million in net loans, $84.1 million in investment securities, $38.6 million in overnight investments and interest-bearing deposits in other banks and $2.7 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the third quarter of 2015 were $619.9 million and $103.5 million, respectively.

Since the end of 2014, gross loans have increased by $45.9 million to $598.0 million as of September 30, 2015. At September 30, 2015, gross loans consisted of $74.5 million in commercial and industrial loans, $244.6 million in commercial real estate loans, $44.8 million in multi-family residential loans, $6.0 million in consumer loans, $85.8 million in residential real estate loans, $38.4 million in HELOCs, and $104.8 million in construction loans. Deferred loan fees, net of costs, on these loans were $887,000 at September 30, 2015.

At September 30, 2015, there were no federal funds sold and no repurchase agreements. At December 31, 2014, the Company held $3.0 million in federal funds sold and $17.2 million in repurchase agreements. Interest-earning deposits in other banks were $37.6 million at September 30, 2015, a $14.8 million increase from December 31, 2014. The Company’s investment securities at September 30, 2015 were $84.1 million, a decrease of $18.1 million from December 31, 2014 in order to provide funding for higher yielding loans. The investment portfolio as of September 30, 2015 consisted of $22.1 million in government agency debt securities, $42.0 million in mortgage-backed securities and $20.0 million in municipal securities. The net unrealized gain on these securities was $1.6 million.

At September 30, 2015, the Company had an investment of $2.0 million in the form of Federal Home Loan Bank (“FHLB”) stock, which increased by $525,000 from December 31, 2014. Also, the Company had $763,000 in other non-marketable securities at September 30, 2015, which decreased by $133,000 from December 31, 2014 due to a security redemption.

At September 30, 2015, non-earning assets were $70.0 million, a decrease of $2.3 million from $72.3 million as of December 31, 2014. Non-earning assets included $11.9 million in cash and due from banks, bank premises and equipment of $18.0 million, goodwill of $6.9 million, core deposit intangible of $1.2 million, accrued interest receivable of $2.3 million, foreclosed real estate of $1.0 million, $21.4 million in bank owned life insurance (“BOLI”), and $4.0 million in deferred tax assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets. The decrease in non-earning assets was due primarily to the reduction in deposits and the corresponding reduction in on-balance sheet cash.

Total deposits at September 30, 2015 were $619.9 million and consisted of $147.1 million in non-interest-bearing demand deposits, $171.3 million in money market and NOW accounts, $36.5 million in savings accounts, and $265.0 million in time deposits. Total deposits increased by $1.0 million from $618.9 million as of December 31, 2014. The Bank had $18.9 million in time deposits and $497,000 in brokered demand deposits as of September 30, 2015.

As of September 30, 2015, the Company had $30.7 million of short-term debt of which $15.0 million was repurchase agreements with local customers, $28.8 million (of which $16.4 million is identified as long-term debt) in FHLB borrowings, and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at September 30, 2015 was $103.5 million, an increase of $5.9 million from $97.7 million as of December 31, 2014. Accumulated other comprehensive income relating to available for sale securities increased $185,000 during the nine months ended September 30, 2015. Other changes in shareholders’ equity included increases of $26,000 in stock-based compensation, net income of $4.9 million, and $791,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At September 30, 2015, the Company had $2.1 million in loans that were 30 to 89 days past due. This represented 0.31% of gross loans outstanding on that date. This is a decrease from December 31, 2014 when there were $5.0 million in loans that were 30-89 days past due or 0.91% of gross loans outstanding.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased from 2.15% at December 31, 2014 to 1.82% at September 30, 2015. The Company has experienced an increase in non-accrual loans from $6.9 million at December 31, 2014 to $7.3 million as of September 30, 2015 and a decrease in accruing troubled debt restructurings from $4.9 million at December 31, 2014 to $3.6 million as of September 30, 2015. Of the $391,000 increase in non-accrual loans in the first nine months of the year, the increase is concentrated in the 1-to- 4 family residential and commercial real estate loans.

At September 30, 2015, the Company had thirty-nine loans totaling $6.4 million that were considered to be troubled debt restructurings. Twenty-three of these loans totaling $3.6 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	September 30,	December 31,
	2015	2014
	(Dollars in thousands)

Non-accrual loans	$7,328	$6,938
Accruing TDRs	3,570	4,938
Total non-performing loans	10,898	11,876
Foreclosed real estate	1,007	1,585
Total non-performing assets	$11,905	$13,461

Accruing loans past due 90 days or more	$298	$2,230
Allowance for loan losses	$7,032	$6,844

Non-performing loans to period end loans	1.82%	2.15%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.87%	2.56%
Allowance for loans losses to period end loans	1.18%	1.24%
Allowance for loan losses to non-performing loans	65%	58%
Allowance for loan losses to non-performing assets	59%	51%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	58%	44%
Non-performing assets to total assets	1.51%	1.76%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.55%	2.05%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at September 30, 2015 and December 31, 2014 were $11.9 million and $13.5 million, respectively. The allowance for loan losses at September 30, 2015 represented 59% of non-performing assets compared to 51% at December 31, 2014.

Total impaired loans at September 30, 2015 were $12.6 million. This includes $7.3 million in loans that were classified as impaired because they were in non-accrual status and $5.3 million in loans that were determined to be impaired for other reasons. Of these loans, $3.3 million required a specific reserve of $384,000 at September 30, 2015.

Total impaired loans at December 31, 2014 were $15.6 million. This includes $6.9 million in loans that were considered to be impaired due to being in non-accrual status and $8.7 million in loans that were deemed to be impaired for other reasons. Of these loans, $6.0 million required a specific reserve of $687,000 at December 31, 2014.

The allowance for loan losses was $7.0 million at September 30, 2015 or 1.18% of gross loans outstanding. This is a decrease from the 1.24% reported as a percentage of gross loans at December 31, 2014. The Legacy Select loans have been recorded at estimated fair value as of the acquisition date and the related credit risk is reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of the allowance for loan losses to gross loans at September 30, 2015 compared to the allowance percentage before the Legacy Select merger. The allowance for loan losses at September 30, 2015 and December 31, 2014 represented 65% and 58% of non-performing loans, respectively. It is management’s assessment that the allowance for loan losses as of September 30, 2015 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future.

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

At September 30, 2015 and December 31, 2014 the Company had $15.3 million and $11.1 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At September 30, 2015 and December 31, 2014, the Company had $5.4 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 18.9% and 16.5% of total risk-based capital as of September 30, 2015 and December 31, 2014, which is less than the 100% maximum allowed. These loans may provide more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At September 30, 2015 the Company had two product type groups which exceeded this guideline: Real Estate Construction – Speculative and Presold, which represented 68% of risk-based capital, or $74.4 million; and 1-to-4 Family Residential, which represented 61% of risk-based capital, or $67.3 million. All other commercial real estate groups were at or below the 40% threshold. At December 31, 2014, the Company exceeded the 40% guideline in two product types. The 1-to-4 Family Residential and the Multi-family Residential represented 68% of Risk-Based Capital, or $70.0 million, and 41% of Risk-Based Capital, or $42.4 million, respectively at December 31, 2014. All other commercial real estate product types were under the 40% threshold. These two product types exceeded established guidelines as a result of loans acquired in the merger with Legacy Select.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of
September 30, 2015 and December 31, 2014.

Acquisition, Development and Construction Loans

(Dollars in thousands)

	September 30, 2015			December 31, 2014
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total

Total ADC loans	$87,643	$17,116	$104,809	$72,161	$11,432	$83,593

Average Loan Size	$171	$300		$155	$216

Percentage of total loans	14.67%	2.86%	17.53%	13.07%	2.07%	15.14%

Non-accrual loans	$541	$224	$765	$592	$224	$816

Management closely monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at
September 30, 2015 and December 31, 2014.

	September 30, 2015				December 31, 2014
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)

Harnett County	$6,287	6.00%	$5,971	15.55%	$4,466	5.34%	$5,925	15.55%
Alamance County	870	0.83%	537	1.39%	422	0.50%	292	0.76%
Beaufort County	2,794	2.67%	1,208	3.15%	834	1.00%	1,244	3.27%
Craven County	415	0.39%	-	-	-	-	-	-
Cumberland County	30,035	28.66%	5,672	14.78%	29,404	35.18%	5,816	15.27%
Guilford County	-	-	-	-	10	0.01%	157	0.41%
Hoke County	-	-	-	-	2,385	2.85%	144	0.38%
Johnston County	-	-	-	-	1,615	1.93%	556	1.46%
Pasquotank County	1,338	1.28%	917	2.39%	1,906	2.28%	722	1.90%
Pitt County	18,205	17.37%	4,747	12.37%	16,273	19.47%	4,245	11.14%
Robeson County	149	0.14%	3,838	10.00%	648	0.78%	3,941	10.35%
Sampson County	334	0.32%	1,540	4.01%	343	0.41%	1,600	4.20%
Wake County	17,796	16.98%	650	1.70%	10,113	12.10%	800	2.10%
Wayne County	3,206	3.06%	4,896	12.75%	2,109	2.52%	5,451	14.31%
All other locations	23,380	22.30%	8,406	21.91%	13,065	15.63%	7,200	18.90%

Total	$104,809	100.00%	$38,382	100.00%	$83,593	100.00%	$38,093	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At September 30, 2015, the Company had $122.4 million in loans that had terms permitting interest only payments. This represented 20.5% of the total loan portfolio. At December 31, 2014, the Company had $103.7 million in loans that had terms permitting interest only payments. This represented 18.8% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $50.9 million, or 8.5% of total loans, at September 30, 2015 compared to $46.7 million, or 8.4% of total loans, at December 31, 2014. The Company’s ten largest customer relationships totaled $81.2 million, or 13.6% of total loans, at September 30, 2015 compared to $68.7 million, or 12.4% of total loans, at December 31, 2014. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended September 30, 2015 and 2014

General. During the third quarter of 2015, the Company had net income of $1.4 million as compared with net income of $194,000 for the third quarter of 2014. Net income per common share for the third quarter of 2015 was $0.12, basic and diluted, compared with net income per common share of $0.02, basic and diluted, for the third quarter of 2014. As previously mentioned, the Company’s acquisition of Legacy Select was consummated on July 25, 2014, thereby, impacting year-over-year results for the comparative quarter. Results of operations for the third quarter of 2015 were primarily impacted by an increase of $871,000 in interest income and a decrease in non-interest expense of $1.0 million, which was primarily related to a decrease in post-merger associated expenses. The Company recorded a provision of $393,000 for the third quarter of 2015 compared to a provision of $106,000 in the third quarter of 2014. Net interest margin of 4.34% in the third quarter of 2015 increased 37 basis points from the same period in 2014 resulting from the accretion of the credit mark associated with the acquired loan portfolio.

Net Interest Income. Net interest income increased to $7.5 million for the third quarter of 2015 from $6.4 million for the third quarter of 2014. The Company’s total interest income was affected by the increase in loan balances due to the Legacy Select merger. Average total interest-earning assets were $689.2 million in the third quarter of 2015 compared with $632.9 million during the same period in 2014, while the yield on those assets increased 14 basis points from 4.70% to 4.84% which was primarily due to the yield accretion on the acquired loans.

The Company’s average interest-bearing liabilities increased by $175.3 million to $679.5 million for the quarter ended September 30, 2015 from $504.2 million for the same period one year earlier and the cost of those funds decreased from 0.92% to 0.67%, or 25 basis points. During the third quarter of 2015, the Company’s net interest margin was 4.34% and net interest spread was 4.18%. In the same quarter ended one year earlier, net interest margin was 3.97% and net interest spread was 3.78%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the third quarter of 2015, the Company had a provision of $393,000, as compared to a provision of $106,000 that was recorded in the third quarter of 2014. In both 2015 and 2014, the small provisions resulted from loan growth coupled with a low level of net charge-offs and improving overall credit metrics.

Non-Interest Income. Non-interest income for the third quarter ended September 30, 2015 was $572,000, a decrease of $154,000 from the third quarter of 2014. Service charges on deposit accounts were unchanged compared to the same period in 2014. The Company incurred an impairment charge of $271,000 related to branches that were closed as a result of branch consolidation plan during the third quarter ended September 30, 2015. Other non-deposit fees and income decreased $153,000 from the third quarter of 2014 to the third quarter of 2015 due to decreases in various non-interest income components.

Non-Interest Expenses. Non-interest expenses decreased by $1.0 million to $5.6 million for the quarter ended September 30, 2015, from $6.6 million for the same period in 2014. Various categories of non-interest expenses increased, offset by decreases in compensation expenses of $57,000, merger-related expenses of $1.2 million and professional fees of $105,000. The following are highlights of the significant categories of non-interest expenses during the third quarter of 2015 compared to the same period in 2014:

•	FDIC deposit insurance expense increased $80,000 to $125,000, due to the Legacy Select merger.
•	Foreclosed real estate-related expense increased $37,000, primarily carrying expenses for the other real estate owned portfolio.
•	Information systems expense increased $180,000 due to the increase in accounts acquired from the merger.
•	Occupancy and equipment increased by $56,000 to $543,000, due to the additional six branches acquired in the merger with Legacy Select.
•	Other non-interest expenses increased by $35,000, due to increases in several categories of other non-interest expenses related to the merger with Legacy Select.

Provision for Income Taxes. The Company’s effective tax rate was 37.0% and 54.2% for the quarters ended September 30, 2015 and 2014, respectively. The effective tax rate for the third quarter of 2014 was impacted by an adjustment to reduce the Company’s deferred tax asset resulting from enacted lower corporate tax rates for the State of North Carolina and the tax treatment of merger related expenses incurred in 2014.

As of September 30, 2015 and December, 31, 2014, the Company had a net deferred tax asset in the amount of $4.0 million and $4.1 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things, recent earnings trends, projected earnings, and asset quality. As of September 30, 2015 and December 31, 2014, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Comparison of Results of Operations for the

Nine months ended September 30, 2015 and 2014

General. During the first nine months of 2015, the Company had net income of $4.9 million as compared with net income of $1.1 million for the first nine months of 2014. Net income per share for the first nine months of 2015 was $0.42, basic and diluted, compared with net income per share of $0.13, basic and diluted, for the first nine months of 2014. Results of operations for the first nine months of 2015 compared to 2014 was primarily impacted by an increase of $6.8 million in interest income. Net interest margin of 4.40% in the first nine months of 2015 increased 62 basis points from the same period in 2014.

Net Interest Income. Net interest income increased to $22.3 million for the first nine months of 2015 from $14.7 million for the first nine months of 2014. The Company’s total interest income was affected by the increase in total loan balances in connection with the merger with Legacy Select. Average total interest-earning assets were $677.2 million in the first nine months of 2015 compared with $521.4 million during the same period in 2014, while the yield on those assets increased 27 basis points from 4.65% to 4.92% which is primarily related to accreted purchase marks.

The Company’s average interest-bearing liabilities increased by $98.2 million to $516.7 million for the nine months ended September 30, 2015 from $418.5 million for the same period one year earlier and the cost of those funds decreased from 1.08% to 0.69%, or 39 basis points which is primarily due to a reduction in higher cost time deposits. During the first nine months of 2015, the Company’s net interest margin was 4.40% and net interest spread was 4.23%. In the same period ended one year earlier, net interest margin was 3.78% and net interest spread was 3.57%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the first nine months of 2015, the Company recorded a provision of $384,000 compared to $370,000 recovery of provision that was recorded in the first nine months of 2014. In 2015 and 2014, the respective loan provision and recovery resulted from a low level of net charge-offs and overall improving credit metrics.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2015 was $2.4 million, an increase of $460,000 from the first nine months of 2014. Service charges on deposit accounts increased $68,000 to $796,000 for the nine months ended September 30, 2015 from $728,000 for the same period in 2014, primarily due to an increase in overdraft charges and additional accounts from the merger. Other non-deposit fees and income increased $173,000 from the first nine months of 2014 to the first nine months of 2015, due to increases in various other items related to the Legacy Select merger. The Company recognized a gain on sale of investment securities of $219,000 for the first nine months of 2015. The Company incurred an impairment charge of $271,000 related to branches that were closed as a result of branch consolidation plan. BOLI income increased $283,000 due to a fourth quarter 2014 purchase of $10.0 million of BOLI.

Non-Interest Expenses. Non-interest expenses increased by $1.3 million to $16.5 million for the nine months ended September 30, 2015, from $15.2 million for the same period in 2014. The following are highlights of the significant categories of non-interest expenses during the first nine months of 2015 versus the same period in 2014:

•	Personnel expenses increased $1.8 million to $9.1 million, due to additions in personnel and the Legacy Select merger.
•	Occupancy and equipment expenses increased $388,000 due to the increased number of branches acquired in connection with the Legacy Select merger.
•	Merger related expenses incurred in the first nine months of 2014 were $1.7 million compared to $138,000 in the 2015 period.
•	FDIC deposit insurance expense increased $141,000 due to the increase in assets.
•	Core Deposit Intangible expense increased $244,000 due to increase in acquired deposits.
•	Information systems expense increased $396,000 due to the increase in accounts acquired from the merger.
•	Other non-interest expenses increased by $146,000, due to small increases in several categories of other non-interest expenses as a result of the merger with Legacy Select.

Provision for Income Taxes. The Company’s effective tax rate was 36.7% and 41.6% for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate for the first nine months of 2014 was impacted by non-deductible merger expenses incurred in 2014.

As of September 30, 2015 and December, 31, 2014, the Company had a net deferred tax asset in the amount of $4.0 million and $4.3 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of September 30, 2015 and December 31, 2014, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 17.1% of total assets at September 30, 2015 as compared to 21.0% as of December 31, 2014 which resulted primarily from letting higher rate deposits roll off.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of September 30, 2015, the Company had existing credit lines with other financial institutions to purchase up to $80.0 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $74.2 million of qualifying loans is pledged to the FHLB to secure borrowings. At September 30, 2015, the Company had $32.2 million in FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At September 30, 2015, in addition to FHLB advances, total borrowings consisted of securities sold under agreements to repurchase of $15.0 million and junior subordinated debentures of $12.4 million.

Total deposits were $619.9 million at September 30, 2015. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 42.7% of total deposits at September 30, 2015. Time deposits of $250,000 or more represented 8.6% of the Company’s total deposits at September 30, 2015. At quarter-end, the Company had $18.4 million in brokered time deposits and $497,000 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions and holding companies became subject to the new Basel III capital requirements beginning on January 1, 2015. A new part of the capital ratios profile is the Common Equity Tier 1 risk-based ratio which does not include limited life components such as trust preferred securities and Small Business Lending Fund (SBLF) preferred stock. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 13.17% at September 30, 2015.

As the following table indicates, at September 30, 2015, the Company and the Bank both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
Select Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	16.98%	8.00%
Tier 1 risk-based capital ratio	15.93%	6.00%
Leverage ratio	14.04%	4.00%
Common equity Tier 1 risk-based capital ratio	13.01%	4.50%

		Regulatory
	Actual	Minimum	Well-Capitalized
Select Bank & Trust	Ratio	Requirement	Requirement

Total risk-based capital ratio	15.66%	8.00%	10.00%
Tier 1 risk-based capital ratio	14.66%	6.00%	8.00%
Leverage ratio	13.49%	4.00%	5.00%
Common equity Tier 1 risk-based capital ratio	14.66%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of September 30, 2015.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the third quarter of 2015. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter of 2015 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not currently engaged in, nor are any of its properties subject to, any material legal proceedings.  From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it attempts to collect loans, enforce its security interest in loans, or other matters of similar nature.

Item 6.   Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, in XBRL (eXtensible Business Reporting Language)

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: November 12, 2015	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: November 12, 2015	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, in XBRL (eXtensible Business Reporting Language)

-62-