Form 10-K
period 2015-12-31
SELECT BANCORP, INC.
filed 2016-03-24
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter $71,515,318.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date 11,584,011 shares outstanding as of March 21, 2016.

Documents Incorporated by Reference:

None.

FORM 10-K CROSS-REFERENCE INDEX

Part I

Item 1 –Business

General

Select Bancorp, Inc. (the “Registrant”) (formerly New Century Bancorp, Inc.) was incorporated under the laws of the State of North Carolina on May 14, 2003, at the direction of the Board of Directors of Select Bank & Trust Company (formerly New Century Bank), for the purpose of serving as the bank holding company for Select Bank & Trust Company and became the holding company for Select Bank & Trust Company on September 19, 2003. To become Select Bank & Trust Company’s holding company, the Registrant received the approval of the Federal Reserve Board as well as Select Bank & Trust Company’s shareholders. Upon receiving such approval, each outstanding share of common stock of Select Bank & Trust Company was exchanged on a one-for-one basis for one share of common stock of the Registrant. On July 25, 2014, New Century Bancorp, Inc. and New Century Bank adopted and changed their names to Select Bancorp, Inc. and Select Bank & Trust Company, respectively. This was in conjunction with the merger with “Legacy” Select Bancorp, Inc. and Select Bank & Trust Company of Greenville, NC.

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

Primary Market Area

The Registrant’s market area consists of central and eastern North Carolina which includes Alamance, Beaufort, Brunswick, Carteret, Cumberland, Harnett, Pasquotank, Pitt, Robeson, Sampson, Wake and Wayne counties. The Registrant’s market area has a population of over 2.4 million with an average household income of over $52,000.

Total deposits in the Registrant’s market area exceeded $37.7 billion at June 30, 2015. The leading economic components of Alamance County are healthcare and education with the largest employers being LabCorp, the public school system, the Alamance Regional Medical Center and Elon University. In Beaufort County the top employers are the Beaufort County Schools, PCS Phosphate Company, a manufacturing facility, Vidant Medical Center and other manufacturing facilities and public administration. Brunswick County’s leading industries are education, utilities and public administration with the Brunswick County Schools, Progress Energy and the County of Brunswick as the top employers. In Carteret County, it is public services that are leading economic factors as education, health services and public administration are the leading employers followed by major retailers including Wal-Mart, Food Lion and Big Rock Sports LLC, an outdoor sporting goods distributor. Cumberland County’s leading sector is federal government and military with extensions of the Army, Navy and Air Force located there, followed by education, health services, public administration and manufacturing. In Harnett County, top economic sectors are education and retail trade distribution center as the top three employers are the Harnett County Schools, Food Lion, Rooms-to-Go and Campbell University. In Pasquotank County, education, health services and the U.S. Department of Homeland Security through the U.S. Coast Guard base in Elizabeth City are top employers. Pitt County has a mix of education and health services employers and still relies heavily on manufacturing with over 1,000 jobs attributable to NACCO Materials Handling Group as well as being home to East Carolina University. In Robeson County, leading sectors include education, health services, and manufacturing with Mountaire Farms of N.C. employing over 1,000. In Sampson County, leading sectors include education, manufacturing, agriculture, natural resources and mining. In Wake County, leading sectors include government, education, healthcare, and technology. Wayne County’s leading sectors are the federal government and military services, education and retail trade.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to early adoption of laws permitting statewide branching. The Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of advertising. As of June 30, 2015, data provided by the FDIC Deposit Market Share Report indicated that, within the Registrant’s market area, there were 608 offices of insured depository institutions (44 in Alamance County, 15 in Beaufort County, 42 in Brunswick, 25 in Carteret, 66 in Cumberland County, 25 in Harnett County, 12 in Pasquotank County, 47 in Pitt County, 31 in Robeson County, 16 in Sampson County, 256 in Wake County and 29 in Wayne County), including offices of the Bank.

The enactment of legislation authorizing interstate banking resulted in great increases in the size and financial resources of some of Registrant’s competitors. In addition, as a result of interstate banking and the recent economic recession, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina.

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

Employees

As of December 31, 2015, the Registrant employed 153 full time equivalent employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes relations with its employees to be good.

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

North Carolina Banking Law Modernization Act. On October 1, 2012, as a result of the recommendations of the Joint Legislative Study Commission on the Modernization of North Carolina Banking Laws, legislation went into effect that comprehensively modernized North Carolina’s banking laws for the first time since the Great Depression. As a result of the legislation, Articles 1 through 10, 12, and 13 of Chapter 53 of the North Carolina General Statutes were repealed, and new Chapter 53C, entitled “Regulation of Banks,” became law. Major changes enacted by the law include: a comprehensive list of definitions enhancing the clarity and meaning of the various sections of North Carolina’s banking law, a broader reliance on the North Carolina Business Corporations Act, and incorporation of modern concepts of capital adequacy and regulatory supervision. In 2013, the North Carolina General Assembly made certain technical corrections and clarifications to Chapter 53C.

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

We believe that certain aspects of the Dodd-Frank Act, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

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

Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 1,250% for certain assets with high credit risk, such as securitization exposures.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Common Equity Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Common Equity Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Additional Tier 1 Capital” includes noncumulative perpetual preferred stock, tier 1 minority interests, grandfathered TRuPS, and Troubled Asset Relief Program instruments less applicable regulatory adjustments and deductions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 5% and a ratio of total capital to risk-weighted assets of at least 10% to meet well capitalized thresholds. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant.

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

The major provisions of the rule applicable to us are:

•	The rule implements higher minimum capital requirements, includes a new common equity Tier1 capital requirement, and establishes criteria that instruments must meet in order to be considered Common Equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The minimum capital to risk-weighted assets (“RWA”) requirements under the rule are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The rule maintains the general structure of the current prompt corrective action, or PCA, framework while incorporating these increased minimum requirements.

•	The rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions. In addition, the rule requires that certain regulatory capital deductions be made from common equity Tier 1 capital.

•	Under the rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer is intended to help ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.

•	The rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

On July 9, 2013, the FDIC confirmed that it would join in the Basel III standards and, on September 10, 2013, issued an “interim final rule” applicable to the Bank that is identical in substance to the final rules issued by the Federal Reserve described above. The Bank was required to comply with the interim final rule beginning on January 1, 2015. Compliance by the Registrant and the Bank with these capital requirements affects their respective operations by increasing the amount of capital required to conduct operations.

Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy the minimum capital requirements discussed above, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior regulatory approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution’s ratio of tangible capital to total assets falls below the “critical capital level” established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

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

The Basel III Rules also established a “capital conservation buffer” of 2.5 percent above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0 percent, (ii) a Tier 1 risk-based capital ratio of 8.5 percent, and (iii) a total risk-based capital ratio of 10.5 percent. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625 percent of risk-weighted assets with increases to that amount each year until full implementation in January 2019. An institution is subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The Basel III Rules also revised the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions became effective on January 1, 2015. The prompt corrective action rules were modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, under the prompt corrective action rules, insured depository institutions are required to meet the following capital levels in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5 percent; (ii) a Tier 1 risk-based capital ratio of 8 percent (increased from 6 percent); (iii) a total risk-based capital ratio of 10 percent (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5 percent (unchanged from current rules).

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

In addition, the final rule includes certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. The Bank has opted out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the prior capital rules and exclude accumulated other comprehensive income from capital.

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

The following table shows the Bank’s actual capital ratios and the required capital ratios for the various prompt corrective action categories as of December 31, 2015.

						Regulatory
			Adequately		Significantly	Minimum
	Actual	Well-capitalized	Capitalized	Undercapitalized	Undercapitalized	Requirement
Total risk-based capital ratio	15.47%	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%	11.50% or more
Tier 1 risk-based capital ratio	14.50%	8.0% or more	6.0% or more	Less than 6.0%	Less than 4.0%	8.00% or more
Common equity Tier 1 risk-based capital ratio	14.50%	6.5% or more	4.5% or more	Less than 4.50%	Less than 3.0%	8.00% or more
Leverage ratio	13.31%	5.0% or more	4.0% or more *	Less than 4.0% *	Less than 3.0%	8.00% or more

___________

* 3.0% if institution has the highest regulatory rating and meets certain other criteria.

A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. See Note N of the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

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

Management believes that the Bank substantially meets all the standards adopted in the interagency guidelines at December 31, 2015 and at January 20, 2016 after the full redemption of the SBLF preferred stock. Our capital ratios decreased approximately 1.0% after the redemption but are still classified as well capitalized.

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

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $2.1 million at December 31, 2015. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the FRB, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $15.2 million up to $110.2 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2015, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the Bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 15.33% of total deposits and short-term borrowings at December 31, 2015, which management believes is adequate.

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

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. In addition, the Bank has an internal policy that loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank. Under the internal policy, the Bank’s loans to one borrower were limited to $10.5 million at December 31, 2015.

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

The Volcker Rule. Under provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” certain limitations are placed on the ability of bank holding companies and their affiliates to engage in sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. The Volcker Rule became fully effective in July 2015. The Volcker Rule did not have a material impact on the Bank or the Registrant.

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

- common equity Tier 1 expressed as a percentage of adjusted total assets;

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

Office Location	Year Opened	Approximate Square Footage	Owned or Leased

Select Bank & Trust Main Office	2001	12,600	Owned
700 West Cumberland Street
Dunn, NC 28334

Burlington Office	2015	5,056	Owned
3158 South Church Street
Burlington, NC 27217

Clinton Office	2008	3,100	Owned
111 Northeast Boulevard
Clinton, NC 28328

Elizabeth City Office	2014	3,229	Owned
416 Hughes Boulevard
Elizabeth City, NC 27909

Fayetteville Office	2004	10,000	Owned
2818 Raeford Road
Fayetteville, NC 28303

Goldsboro Office	2005	6,300	Owned
431 North Spence Avenue
Goldsboro, NC 27534

Greenville 10th Street Office	2014	13,994	Owned
3800 East 10th Street
Greenville, NC 27858

Greenville Charles Blvd Office	2014	6,860	Owned
3600 Charles Blvd.
Greenville, NC 27858

Leland Office	2015	3,731	Owned
1101 New Pointe Boulevard
Leland, NC 28451

Lillington Office	2007	4,500	Owned
818 McKinney Parkway
Lillington, NC 27546

Lumberton Office	2006	3,500	Owned
4400 Fayetteville Road
Lumberton, NC 28358

Morehead City Office	2015	3,731	Leased
168 N.C. 24
Morehead City, NC 28577

Raleigh Office	2013	4,200	Leased
8470 Falls of Neuse Road, Suite #100
Raleigh, NC 27615

Washington Office	2014	1,126	Owned
155 North Market Street, Suite 103
Washington, NC 27889

Operations Center	2010	7,500	Owned
861 Tilghman Drive
Dunn, NC 28335

Operations Center - Annex	2010	5,000	Owned
863 Tilghman Drive
Dunn, NC 28335

Item 3 - Legal Proceedings

In the ordinary course of operations, the Company and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2015 there are no material pending legal proceedings to which the Registrant, or any of its subsidiaries, is a party, or of which any of their property is the subject.

Item 4 – mine safety disclosureS

None.

Part II

Item 5 - Market for registrant’s Common Equity, Related Stockholder Matters and ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s common stock is quoted on the NASDAQ Global Market under the trading symbol “SLCT.” Raymond James & Associates, Inc., Automated Trading Desk Financial Services, B-Trade Services, Citadel Securities, Domestic Securities, Hill Thompson Magid & Company, Hudson Securities, J. P. Morgan Securities, Janney Montgomery Scott, LLC, Knight Capital Americas, L.P., Monroe Financial Partners, UBS Securities, Sandler O’Neill & Partners, L.P., and Scott & Stringfellow provide bid and ask quotes for our common stock. At December 31, 2015, there were 11,583,011 shares of common stock issued and outstanding, which were held by 1,173 shareholders of record.

	Sales Prices
	High	Low
2015
First Quarter	$7.56	$6.62
Second Quarter	7.57	6.85
Third Quarter	8.25	6.94
Fourth Quarter	8.47	7.30

2014
First Quarter	$7.00	$6.30
Second Quarter	7.50	6.26
Third Quarter	10.78	6.25
Fourth Quarter	7.97	6.60

The Registrant did not declare or pay common stock cash dividends during 2015 and 2014 and it is not currently anticipated that cash dividends will be declared and paid to common shareholders at any time in the foreseeable future.

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the year ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
Operating Data:
Total interest income	$33,341	$26,104	$22,903	$25,132	$30,383
Total interest expense	3,542	4,519	5,258	6,632	8,425
Net interest income	29,799	21,585	17,645	18,500	21,958
Provision (Recovery) for loan losses	890	(194)	(325)	(2,597)	6,218
Net interest income after
Provision (recovery) for loan losses	28,909	21,779	17,970	21,097	15,740
Total non-interest income	3,292	2,675	2,629	3,598	2,817
Merger related expenses	378	1,941	428	-	-
Other non-interest expense	21,852	18,719	15,427	17,236	19,105
Income (loss) before income taxes	9,971	3,794	4,744	7,459	(548)
Provision for income taxes (benefit)	3,418	1,437	1,803	2,822	(385)
Net Income (loss)	6,553	2,357	2,941	4,637	(163)
Dividends on Preferred Stock	77	38	-	-	-
Net income (loss)	$6,476	$2,319	$2,941	$4,637	$(163)

Per Share Data:
Earnings (loss) per share - basic	$0.56	$0.26	$0.43	$0.67	$(0.02)
Earnings (loss) per share - diluted	0.56	0.26	0.43	0.67	(0.02)
Market Price
High	8.47	10.78	7.42	6.14	6.00
Low	6.62	6.25	5.43	1.89	1.84
Close	8.09	7.37	6.67	5.60	2.00
Book value	8.38	8.59	8.09	7.84	7.22
Tangible book value	7.67	7.82	8.07	7.79	7.14

Selected Year-End Balance Sheet Data:
Loans, gross of allowance	$617,398	$552,038	$346,500	$367,892	$417,624
Allowance for loan losses	7,021	6,844	7,054	7,897	10,034
Other interest-earning assets	134,368	138,198	138,406	183,679	128,800
Goodwill	6,931	6,931	-	-	-
Core deposit intangible	1,241	1,625	182	298	545
Total assets	817,015	766,121	525,646	585,453	589,651
Deposits	651,161	618,902	448,458	498,559	501,377
Borrowings	58,376	46,324	18,677	30,220	36,249
Shareholders’ equity	104,702	97,685	56,004	54,179	49,546

Selected Average Balances:
Total assets	$765,274	$631,905	$555,354	$574,610	$624,015
Loans, gross of allowance	578,759	430,571	354,871	391,648	451,358
Total interest-earning assets	686,663	565,264	511,597	532,193	565,867
Goodwill	6,931	2,946	-	-	-
Core deposit intangible	1,330	884	237	389	621
Deposits	607,214	523,954	470,526	481,387	533,000
Total interest-bearing liabilities	521,346	554,405	413,419	442,554	494,520
Shareholders’ equity	102,068	73,660	55,701	52,769	50,094

Selected Performance Ratios:
Return on average assets	0.86%	0.37%	0.53%	0.81%	(0.03)%
Return on average equity	6.42%	3.12%	5.28%	8.79%	(0.33)%
Net interest margin (4)	4.34%	3.88%	3.46%	3.57%	3.91%
Net interest spread (4)	4.18%	3.60%	3.22%	3.34%	3.70%
Efficiency ratio (1)	67.18%	77.16%	78.20%	78.00%	77.10%
Asset Quality Ratios:
Nonperforming loans to period-end loans (2)	1.41%	2.15%	4.58%	3.27%	4.70%
Allowance for loan losses to period-end loans (3)	1.14%	1.24%	2.04%	2.15%	2.40%
Net loan charge-offs (recoveries) to average loans	0.12%	(0.03)%	0.15%	(0.12)%	1.37%

	At or for the year ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)

Capital Ratios:
Total risk-based capital	16.01%	17.70%	19.26%	16.60%	13.49%
Tier 1 risk-based capital	15.04%	16.56%	18.00%	15.34%	12.22%
Common equity Tier 1 Capital	12.33%	-	-	-	-
Leverage ratio	13.81%	13.10%	12.62%	10.78%	9.14%
Tangible equity to assets	10.88%	11.65%	10.62%	9.20%	8.31%
Equity to assets ratio	13.68%	15.46%	10.65%	9.25%	8.40%

Other Data:
Number of banking offices	14	14	8	7	9
Number of full time equivalent employees	153	154	97	111	116

(1)	Efficiency ratio is calculated as non-interest expenses divided by the sum of net interest income and non-interest income.
(2)	Nonperforming loans consist of non-accrual loans and restructured loans.
(3)	Allowance for loan losses to period-end loans ratio excludes loans held for sale.
(4)	Fully taxable equivalent basis.

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

FINANCIAL CONDITION

DECEMBER 31, 2015 AND 2014

Overview

Total assets at December 31, 2015 were $817.0 million, which represents an increase of $50.9 million or 6.6% from December 31, 2014. Interest earning assets at December 31, 2015 totaled $740.9 million and consisted of $610.4 million in net loans, $80.7 million in investment securities, and $49.8 million in overnight investments and interest-bearing deposits in other banks. Total deposits and shareholders’ equity at December 31, 2015 were $651.2 million and $104.7 million, respectively. The Company purchased two branches in 2015, which included loans and deposits, in Leland and Morehead City, North Carolina. Our growth was also supplemented by the acquisition of Legacy Select Bancorp, Inc. and its subsidiary Legacy Select Bank & Trust, resulting in expansion of the Company’s market footprint in North Carolina. Due to the size of this merger, we also witnessed meaningful growth of our asset size. With the closing of the transaction in the third quarter of 2014, Select Bank & Trust Company became an institution of over $750.0 million in total assets with 14 branches throughout the central and eastern half of North Carolina.

Investment Securities

Investment securities decreased to $80.7 million at December 31, 2015 from $102.2 million at December 31, 2014. The Company’s investment portfolio at December 31, 2015, which consisted of U.S. government sponsored entities agency securities (GSE’s), mortgage-backed securities and bank-qualified municipal securities, aggregated $80.7 million with a weighted average taxable equivalent yield of 2.49%. The Company also holds an investment of $2.1 million in Federal Home Loan Bank Stock with a weighted average yield of 4.43%. The investment portfolio decreased $21.5 million in 2015, as a result of $9.3 million in purchases, $21.6 million of maturities and prepayments, $7.8 million in disposals, a decrease of $500,000 in the market value of securities held available for sale and net accretion of investment discounts.

The following table summarizes the securities portfolio by major classification as of December 31, 2015:

Securities Portfolio Composition

(dollars in thousands)

			Tax
	Amortized	Fair	Equivalent
	Cost	Value	Yield

U. S. government agency securities - GSE’s:
Due within one year	$13	$13	5.52%
Due after one but within five years	11,605	11,630	1.13%
Due after five but within ten years	9,703	9,583	1.94%
Due after ten years	-	-	-%
	21,321	21,226	1.50%
Mortgage-backed securities:
Due within one year	31	32	5.01%
Due after one but within five years	37,058	37,467	2.39%
Due after five but within ten years	2,034	2,037	1.88%
Due after ten years	-	-	-%
	39,123	39,536	2.36%
State and local governments:
Due within one year	1,317	1,322	4.71%
Due after one but within five years	3,914	4,009	4.12%
Due after five but within ten years	5,560	5,662	3.23%
Due after ten years	8,693	8,954	4.06%
	19,484	19,947	3.89%
Total securities available for sale:
Due within one year	1,361	1,367	4.72%
Due after one but within five years	52,577	53,106	2.24%
Due after five but within ten years	17,297	17,282	2.34%
Due after ten years	8,693	8,954	4.06%

	$79,928	$80,709	2.49%

Loans Receivable

The loan portfolio at December 31, 2015 totaled $617.4 million and was composed of $537.6 million in real estate loans, $73.5 million in commercial and industrial loans, and $7.3 million in loans to individuals. Also included in loans outstanding is $990,000 in net deferred loan fees. During 2015 the increase in loans was due primarily to loan growth and acquiring two branches from Yadkin Bank. The acquisition of the branches accounted for $9.1 million of loans at December 31, 2015.

The following table describes the Company’s loan portfolio composition by category:

	At December 31,
	2015		2014		2013		2012		2011
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
				(dollars in thousands)
Real estate loans:
1 to 4 family residential	$87,955	14.2%	$90,903	16.5%	$35,006	10.1%	$40,017	11.1%	$52,182	12.5%
Commercial real estate	259,259	42.0%	233,630	42.3%	169,176	48.9%	186,949	50.8%	192,047	46.0%
Multi-family residential	40,738	6.6%	42,224	7.6%	19,739	5.7%	19,524	5.3%	23,377	5.6%
Construction	107,688	17.4%	83,593	15.1%	53,325	15.3%	48,220	13.1%	70,846	16.9%
Home equity lines of credit	42,002	6.8%	38,093	6.9%	31,863	9.2%	34,603	9.4%	38,702	9.3%
Total real estate loans	537,642	87.0%	488,443	88.4%	309,109	89.2%	330,313	89.7%	377,154	90.3%
Other loans:
Commercial and industrial	73,491	11.9%	58,217	10.6%	29,166	8.4%	29,297	8.0%	33,146	8.0%
Loans to individuals & overdrafts	7,255	1.2%	6,017	1.1%	8,775	2.5%	8,734	2.4%	7,671	1.8%
Total other loans	80,746	13.1%	64,234	11.7%	37,941	10.9%	38,031	10.4%	40,817	9.8%
Less:
Deferred loan origination (fees) cost, net	(990)	(0.1)%	(639)	(0.1)%	(550)	(0.1)%	(452)	(0.1)%	(347)	(0.1)%
Total loans	617,398	100.0%	552,038	100%	346,500	100.0%	367,892	100.0%	417,624	100.0%
Allowance for loan losses	(7,021)		(6,844)		(7,054)		(7,897)		(10,034)
Total loans, net	$610,377		$545,194		$339,446		$359,995		$407,590

During 2015, loans receivable increased by $65.4 million, or 11.8%, to $617.4 million as of December 31, 2015 partially due to the purchase of two branches during the year. The increase in loans during the prior year is attributable primarily to the merger with Legacy Select in July 2014.

The majority of the Company’s loan portfolio is comprised of real estate loans. This category, which includes both commercial and consumer loan balances, decreased from 88.4% of the loan portfolio at December 31, 2014 to 87.0% at December 31, 2015. There was a $25.6 million increase in commercial real estate loans, a $2.9 million decrease in 1-to-4 family residential loans, a $3.9 million increase in HELOC loans, a $24.1 million increase in construction loans, and a $1.5 million decrease in multi-family residential loans. The increase in loans during 2015 was primarily from loan growth and the acquisition of two branches which accounted for $9.1 million of the increase. The increase in the real estate loans during 2014 was primarily the result of the loans acquired from the Legacy Select acquisition.

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

Acquisition, Development and Construction Loans

As of December 31, 2015

(dollars in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$90,805	$16,883	$107,688

Average Loan Size	$171	$268

Percentage of total loans	14.71%	2.73%	17.44%

Non-accrual loans	$523	$-	$523

Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

Included in ADC loans and residential real estate loans as of December 31, 2015 were certain loans that exceeded regulatory loan to value (“LTV”) guidelines. As of that date, the Company had $16.7 million in non1-to-4 family residential loans that exceeded the regulatory LTV limits and $5.0 million of 1-to-4 residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 19.4% of total risk-based capital as of December 31, 2015, which is less than the 100% maximum specified in regulatory guidance. These loans may present more than ordinary risk to the Company if the real estate market softens for both market activity and collateral valuations.

Acquisition, Development and Construction Loans

As of December 31, 2014
(dollars in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$72,161	$11,432	$83,593

Average Loan Size	$155	$216

Percentage of total loans	13.07%	2.07%	15.14%

Non-accrual loans	$591	$224	$815

Included in ADC loans and residential real estate loans as of December 31, 2014 were certain loans that exceeded regulatory loan to value (“LTV”) guidelines. As of that date, the Company had $11.1 million in non1-to-4 family residential loans that exceeded the regulatory LTV limits and $6.0 million of 1-to-4 residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 16.5% of total risk-based capital as of December 31, 2014.

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

At December 31, 2015, the Company exceeded the 40% guideline in one product type. The 1-to-4 Family Residential Rental category represented 62% of Risk-Based Capital or $68.8 million at December 31, 2015. All other commercial real estate product types were under the 40% threshold. This product type exceeded established guidelines as a result of loans acquired in the merger with Legacy Select.

At December 31, 2014, the Company exceeded the 40% guideline in two product types. The 1-to-4 Family Residential Rental and the Multi-family Residential categories represented 68% of Risk-Based Capital, or $70.0 million, and 41% of Risk-Based Capital, or $42.4 million, respectively at December 31, 2014. All other commercial real estate product types were under the 40% threshold. These two product types exceeded established guidelines as a result of loans acquired in the merger with Legacy Select.

Geographic Concentrations

Certain risks exist arising from geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and home equity lines of credit (“HELOC”) loans at December 31, 2015.

	ADC Loans	Percent	HELOC	Percent
	(dollars in thousands)

Harnett County	$10,120	9.40%	$6,008	14.30%
Alamance County	1,128	1.05%	565	1.35%
Beaufort County	2,542	2.36%	1,220	2.90%
Brunswick County	1,784	1.66%	2,427	5.78%
Carteret County	919	0.85%	2,297	5.47%
Cumberland County	23,117	21.47%	5,412	12.88%
Guilford County	-	0.00%	-	0.00%
Hoke County	-	0.00%	-	0.00%
Johnston County	-	0.00%	-	0.00%
Pasquotank County	1,250	1.16%	1,008	2.40%
Pitt County	19,486	18.09%	4,903	11.67%
Robeson County	198	0.18%	3,720	8.86%
Sampson County	406	0.38%	1,457	3.47%
Wake County	19,484	18.09%	1,191	2.83%
Wayne County	3,715	3.45%	4,391	10.46%
All other locations	23,539	21.86%	7,403	17.63%

Total	$107,688	100.00%	$42,002	100.00%

Below is a table showing geographic concentrations for ADC and HELOC loans at December 31, 2014.

	ADC Loans	Percent	HELOC	Percent
	(dollars in thousands)

Harnett County	$4,466	5.34%	$5,925	15.55%
Alamance County	422	0.50%	292	0.76%
Beaufort County	834	1.00%	1,244	3.27%
Cumberland County	29,404	35.18%	5,816	15.27%
Guilford County	10	0.01%	157	0.41%
Hoke County	2,385	2.85%	144	0.38%
Johnston County	1,615	1.93%	556	1.46%
Pasquotank County	1,906	2.28%	722	1.90%
Pitt County	16,273	19.47%	4,245	11.14%
Robeson County	648	0.78%	3,941	10.35%
Sampson County	343	0.41%	1,600	4.20%
Wake County	10,113	12.10%	800	2.10%
Wayne County	2,109	2.52%	5,451	14.31%
All other locations	13,065	15.63%	7,200	18.90%

Total	$83,593	100.00%	$38,093	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At December 31, 2015, the Company had $156.1 million in loans that had terms permitting interest only payments. This represented 25.28% of the total loan portfolio. At December 31, 2014, the Company had $103.7 million in loans that had terms permitting interest only payments. This represented 18.78% of the total loan portfolio. In light of the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio are interest only payments during the acquisition, development, and construction phases of such projects but then convert to amortizing term loans with scheduled payments of principal and interest.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit concentrations totaled $51.6 million or 8.4% of total loans at December 31, 2015 compared to $46.7 million or 8.4% of total loans at December 31, 2014. The Company’s ten largest customer loan relationship concentrations totaled $85.1 million, or 13.8% of total loans, at December 31, 2015 compared to $68.7 million, or 12.4% of total loans at December 31, 2014. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have a material adverse impact on the capital position of the Company and on our results of operations.

Maturities and Sensitivities of Loans to Interest Rates

The following table presents the maturity distribution of the Company’s loans at December 31, 2015. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate:

	At December 31, 2015
		Due after one
	Due within one year	year but within five years	Due after five years	Total
	(dollars in thousands)
Fixed rate loans:
1 to 4 family residential	$6,364	$50,896	$10,165	$67,425
Commercial real estate	16,059	146,144	49,954	212,157
Multi-family residential	1,636	25,273	6,457	33,366
Construction	5,056	25,036	4,296	34,388
Home equity lines of credit	34	162	423	619
Commercial and industrial	10,681	32,598	9,883	53,162
Loans to individuals & overdrafts	907	3,255	1,438	5,600
Total at fixed rates	40,737	283,364	82,616	406,717

Variable rate loans:
1 to 4 family residential	2,495	15,326	1,115	18,936
Commercial real estate	6,320	28,045	8,901	43,266
Multi-family residential	875	3,704	2,362	6,941
Construction	60,709	12,063	7	72,779
Home equity lines of credit	1,588	2,271	37,165	41,024
Commercial and industrial	16,116	4,276	48	20,440
Loans to individuals & overdrafts	953	194	503	1,650
Total at variable rates	89,056	65,879	50,101	205,036

Subtotal	129,793	349,243	132,717	611,753

Non-accrual loans	2,150	4,086	399	6,635

Gross loans	$131,943	$353,329	$133,116	$618,388

Deferred loan origination (fees) costs, net				(990)

Total loans				$617,398

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may require a principal reduction or modify other terms of the loan at the time of renewal.

Past Due Loans and Nonperforming Assets

At December 31, 2015, the Company had $2.5 million in loans that were 30 days or more past due. This represented 0.40% of gross loans outstanding on that date. This is a decrease from December 31, 2014 when there were $5.0 million in loans that were past due 30 days or more, or 0.91% of gross loans outstanding. Non-accrual loans decreased to $6.6 million at December 31, 2015 from $6.9 million at December 31, 2014. As of December 31, 2015, the Company had forty loans totaling $5.1 million that were considered to be troubled debt restructurings, of which twenty loans totaling $2.1 million were still accruing interest. As of December 31, 2014, the Company had forty loans totaling $7.3 million that were considered to be troubled debt restructurings, of which twenty-four loans totaling $4.9 million were still accruing interest. There was one loan in the amount of $142,000 greater than 90 days past due and still accruing interest at December 31, 2015 and there was one loan in the amount of $2.2 million greater than 90 days past due and still accruing interest at December 31, 2014. Tables included in Note E present an age analysis of past due loans, including acquired credit-impaired loans, or PCI Loans, segregated by class of loans as of December 31, 2015.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	As December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)

Non-accrual loans	$6,635	$6,938	$9,319	$10,126	$17,623
Restructured loans	2,077	4,938	6,537	1,904	2,013
Total non-performing loans	8,712	11,876	15,856	12,030	19,636
Foreclosed real estate	1,401	1,585	2,008	2,833	3,031
Total non-performing assets	$10,113	$13,461	$17,864	$14,863	$22,667

Accruing loans past due 90 days or more	$142	$2,230	$-	$-	$108
Allowance for loan losses	$7,021	$6,844	$7,054	$7,897	$10,034

Non-performing loans to period end loans	1.41%	2.15%	4.58%	3.27%	4.70%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.43%	2.56%	4.58%	3.27%	4.73%
Allowance for loan losses to period end loans	1.14%	1.24%	2.04%	2.15%	2.40%
Allowance for loan losses to non-performing loans	81%	58%	44%	66%	51%
Allowance for loan losses to non-performing assets	69%	51%	39%	53%	44%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	68%	44%	39%	53%	44%
Non-performing assets to total assets	1.24%	1.76%	3.40%	2.53%	3.84%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.26%	2.05%	3.40%	2.53%	3.86%

In addition to the above, the Company had $3.0 million in loans that were considered to be impaired for reasons other than their past due, accrual or restructured status. In total, there were $10.0 million in loans that were considered to be impaired at December 31, 2015, which is a $5.6 million decrease from the $15.6 million that was impaired at December 31, 2014. Impaired loans have been evaluated by management in accordance with Accounting Standards Codification (“ASC”) 310 and $94,000 has been included in the allowance for loan losses as of December 31, 2015 for these loans. All troubled debt restructurings and other non-performing loans are included within impaired loans as of December 31, 2015.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through provisions for loan losses charged to expense and represents management’s best estimate of probable loan losses that will be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated losses and risk inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of reserves is designed to account for changes in credit quality as they occur. The provision for loan losses reflects loan quality trends, including the levels of and trends related to past due loans and economic conditions at the local and national levels. It also considers the quality and risk characteristics of the Company’s loan origination and servicing policies and practices. Included in the allowance are specific reserves on loans that are considered to be impaired, which are identified and measured in accordance with ASC 310.

The following table presents the Company’s allowance for loan losses as a percentage of loans at December 31 for the years indicated.

	At December 31,
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	2015	loans	2014	loans	2013	loans	2012	loans	2011	loans
	(dollars in thousands)

1 to 4 family residential	$605	14.25%	$628	16.47%	$826	10.10%	$1,070	11.14%	$1,597	12.49%
Commercial real estate	3,005	41.99%	2,938	42.32%	4,599	48.82%	4,946	50.82%	4,771	45.98%
Multi- family residential	393	6.60%	279	7.65%	74	5.70%	106	5.31%	127	5.60%
Construction	1,386	17.44%	1,103	15.14%	565	15.39%	798	13.11%	1,540	16.96%
Home equity lines of credit	573	6.80%	985	6.90%	680	9.20%	627	9.41%	1,186	9.27%
Commercial and industrial	922	11.90%	726	10.55%	245	8.42%	278	7.96%	719	7.94%
Loans to individuals & overdrafts	137	1.18%	185	1.09%	65	2.53%	72	2.37%	94	1.84%
Deferred loan origination (fees) cost, net		(0.16)%	-	(0.12)%	-	(0.16)%	-	(0.12)%	-	(0.08)%
Total allocated	7,021	100.00%	6,844	100.00%	7,054	100.00%	7,897	100.00%	10,034	100.00%
Unallocated	-		-		-		-		-
Total	$7,021		$6,844		$7,054		$7,897		$10,034

The allowance for loan losses as a percentage of gross loans outstanding decreased by 0.10% during 2015 to 1.14% of gross loans at December 31, 2015. The change in the allowance during 2015 resulted from net charge-offs of $713,000 and a provision of $890,000. General reserves totaled $6.9 million or 1.12% of gross loans outstanding as of December 31, 2015, as compared to year-end 2014 when they totaled $6.2 million or 1.11% of loans outstanding. At December 31, 2015, specific reserves on impaired loans constituted $94,000 or 0.02% of gross loans outstanding compared to $687,000 or 0.12% of loans outstanding as of December 31, 2014. The loans that were acquired are included in the gross loan number used in the calculations above. The acquired loans are accounted for under ASC 310-20 and ASC 310-30 which results in credit marks for the inherent loss risk for those loans and is not included in the Allowance for Loan Losses. The acquired loans represent $147.5 million of the gross loan total of which $21.1 million are purchased credit impaired loans.

The following table presents information regarding changes in the allowance for loan losses in detail for the years indicated:

	As of December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Allowance for loan losses at beginning of year	$6,844	$7,054	$7,897	$10,034	$10,015
Provision (recovery) for loan losses	890	(194)	(325)	(2,597)	6,218
	7,734	6,860	7,572	7,437	16,233
Loans charged off:
Commercial and industrial	(141)	(63)	(135)	(193)	(4,116)
Construction	(79)	(4)	(28)	(720)	(993)
Commercial real estate	(663)	(150)	(384)	(1,580)	(2,970)
Multi-family residential	(5)	-	-	-	-
Home equity lines of credit	(115)	(327)	(316)	(459)	(661)
1 to 4 family residential	(70)	(26)	(325)	(232)	(1,512)
Loans to individuals & overdrafts	(54)	(98)	(135)	(70)	(170)
Total charge-offs	(1,127)	(668)	(1,323)	(3,254)	(10,422)

Recoveries of loans previously charged off:
Commercial and industrial	48	32	137	2,714	3,765
Construction	29	63	25	317	12
Multi-family residential	106	-	-	-	-
Commercial real estate	84	364	96	287	60
Home equity lines of credit	21	78	81	74	52
1 to 4 family residential	102	92	398	232	247
Loans to individuals & overdrafts	24	23	68	90	87
Total recoveries	414	652	805	3,714	4,223

Net recoveries (charge-offs)	(713)	(16)	(518)	460	(6,199)

Allowance for loan losses at end of year	$7,021	$6,844	$7,054	$7,897	$10,034

Ratios:
Net charge-offs (recoveries) as a percent of average loans	0.12%	0.00%	0.15%	(0.12)%	1.37%
Allowance for loan losses as a percent of loans at end of year	1.14%	1.24%	2.04%	2.15%	2.40%

While the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making determinations regarding the allowance.

The table below presents information detailing the allowance for loan losses for originated and purchased credit impaired acquired loans:

Analysis of Allowance for Credit Losses

(dollars in thousands)

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
December 31, 2015
Total loans
Commercial and Industrial	$803	$141	$48	$212	$922
Construction	1,103	79	29	333	1,386
Commercial real estate	2,914	663	84	670	3,005
Multi-family residential	279	5	106	13	393
Home Equity Lines of credit	930	115	21	(263)	573
1 to 4 family residential	630	70	102	(57)	605
Loans to individuals & overdrafts	185	54	24	(18)	137
Total	$6,844	$1,127	$414	$890	$7,021

PCI loans
Commercial and Industrial	$-	$-	$-	$-	$-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Home Equity Lines of credit	-	-	-	9	9
1 to 4 family residential	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-
Total	$-	$-	$-	$9	$9

Loans – excluding PCI
Commercial and Industrial	$803	$141	$48	$212	$922
Construction	1,103	79	29	333	1,386
Commercial real estate	2,914	663	84	670	3,005
Multi-family residential	279	5	106	13	393
Home Equity Lines of credit	930	115	21	(272)	564
1 to 4 family residential	630	70	102	(57)	605
Loans to individuals & overdrafts	185	54	24	(18)	137
Total	$6,844	$1,127	$414	$881	$7,012

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

Management believes the level of the allowance for loan losses as of December 31, 2015 is appropriate in light of the risk inherent within the Company’s loan portfolio.

Other Assets

At December 31, 2015, non-earning assets totaled $53.5 million, an increase of $1.4 million from $52.1 million at December 31, 2014. Non-earning assets at December 31, 2015 consisted of: cash and due from banks of $12.6 million, premises and equipment totaling $19.1 million, foreclosed real estate totaling $1.4 million, accrued interest receivable of $2.4 million, goodwill of $6.9 million and other assets totaling $6.3 million, with net deferred taxes of $4.3 million.

The Company has an investment in bank owned life insurance of $21.6 million, which increased $626,000 from December 31, 2014. The increase in BOLI in 2015 was from earnings and in 2014 was due partially to the acquisition of Legacy Select, which accounted for $2.2 million of the increase and $10.0 million was purchased in the fourth quarter of 2014 with the remainder due to an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

Deposits

Total deposits at December 31, 2015 were $651.2 million and consisted of $148.3 million in non-interest-bearing demand deposits, $179.5 million in money market and NOW accounts, $37.4 million in savings accounts, and $286.1 million in time deposits. Total deposits increased by $32.3 million from $618.9 million as of December 31, 2014. Non-interest-bearing demand deposits increased by $18.5 million from $129.8 million as of December 31, 2014. MMDA and NOW accounts increased by $12.9 million from $166.5 million as of December 31, 2014. Savings accounts increased by $353,000 from $37.0 million as of December 31, 2014. Time deposits increased by $494,000 during 2015. The deposit growth in 2015 was primarily due to the purchase of two branches which amounted to $31.1 million. The increase in deposits during 2014 was primarily due to the acquisition of Legacy Select, which accounted for $222.2 million of deposits at July 25, 2014.

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Period Ended December 31,
	2015		2014		2013		2012		2011
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Savings, NOW and money market deposits	$205,792	0.19%	$170,183	0.19%	$147,800	0.23%	$124,583	0.42%	$120,363	0.53%
Time deposits > $100,000	158,704	0.85%	113,340	1.34%	122,166	2.13%	144,029	2.24%	167,689	2.32%
Other time deposits	104,388	1.19%	137,561	1.65%	117,564	1.61%	137,566	1.78%	168,172	2.00%
Total interest-bearing deposits	468,884	0.64%	421,084	0.98%	387,530	1.25%	406,178	1.53%	456,224	1.73%

Noninterest-bearing deposits	138,330	-	102,870	-	82,996	-	76,659	-	76,776	-

Total deposits	$607,214	0.49%	$523,924	0.79%	$470,526	1.02%	$481,837	1.29%	$533,000	1.48%

Short-Term and Long-Term Debt

As of December 31, 2015, the Company had $29.7 million in short-term debt, which consisted of repurchase agreements and an FHLB advance and $28.7 million in long-term debt, which included $12.4 million in junior subordinated debentures issued to New Century Statutory Trust I in connection with the Company’s issuance of trust preferred securities. The $12.1 million increase in short-term and long-term debt in 2015 was due to decreasing high rate certificates of deposit. In 2014, the increase in short-term and long-term debt was due to the acquisition of Legacy Select, which accounted for $17.6 million of advances at December 31, 2014.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2015 was $104.7 million, an increase of $7.0 million from $97.7 million as of December 31, 2014. Changes in shareholders’ equity included $6.6 million in net income, $34,000 in stock based compensation, proceeds of $821,000 from stock option exercises, and other comprehensive loss of $319,000 related to the decrease in the unrealized gain in the Company’s available for sale investment security portfolio. The July 25, 2014 merger with Legacy Select resulted in a $37.5 million increase in stockholders’ equity of which SBLF preferred stock comprised $7.6 million of the increase. The SBLF preferred stock was redeemed in full, at par, on January 20, 2016.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Overview

During 2015, Select Bancorp had net income of $6.6 million compared to net income of $2.4 million for 2014. Both basic and diluted net income per share for the year ended December 31, 2015 were $0.56, compared with basic and diluted net income per share of $0.26 for 2014.

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

Net interest income increased by $8.2 million to $29.8 million for the year ended December 31, 2015. The Company’s total interest income was impacted by an increase in interest earning assets and a low interest rate environment in 2015. Average total interest-earnings assets were $686.7 million in 2015 compared with $576.8 million in 2014. The yield on those assets increased by 31 basis points from 4.55% in 2014 to 4.86% in 2015. Meanwhile, average interest-bearing liabilities increased by $69.8 million from $451.5 million for the year ended December 31, 2014 to $521.3 million for the year ended December 31, 2015. Cost of these funds decreased by 32 basis points in 2015 to 0.68% from 1.00% in 2014 which primarily due to the maturity of higher rate time deposits. In 2015, the Company’s net interest margin was 4.39% and net interest spread was 4.22%. In 2014, net interest margin was 3.86% and net interest spread was 3.60%.

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

The Company recorded an $890,000 provision for loan losses in 2015 compared to a negative provision of $(194,000) recorded in 2014 as a result of loan recoveries. The increase in provision was due to loan growth, increased charge offs and a reduction in recoveries. For more information on changes in the allowance for loan losses, refer to Note E of the financial statements in the section titled Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2015 was $3.3 million, up $617,000 from 2014. Contributing to the increase were an increase in deposit service charges of $60,000 due to higher overdraft fee income, increase in gain on sale of securities of $378,000 and an increase in other non-interest income of $179,000.

Non-Interest Expenses

Non-interest expenses increased by $1.6 million or 7.6% to $22.2 million for the year ended December 31, 2015, from $20.7 million for the same period in 2014. The following are highlights of the significant changes in non-interest expenses from 2014 to 2015. Many of these changes were due to comparing a full year of post-merger expenses to partial year expenses in 2014 resulting from the acquisition of Legacy Select.

•	Personnel expenses increased $2.0 million to $12.2 million primarily due to acquiring six branches in the merger with Legacy Select.
•	Occupancy and equipment expenses increased $506,000 to $2.2 million also primarily related to the merger and branch restructuring.
•	Information systems increased $415,000 to $1.9 million from $1.5 million in 2014 due largely to the increase in the number of customer loan and deposit accounts from the merger.
•	Foreclosure-related expenses decreased to $205,000 in 2015 from $480,000 in 2014, a 57.3% increase.
•	Merger /acquisition related expenses reduced $1.6 million.
•	Other operating expense increased by $249,000 or 8.9%.

Provision for Income Taxes

The Company’s effective tax rate in 2015 was 34.3%, compared to 37.9% in 2014. The primary difference in the effective tax rates is due to the tax treatment of certain merger costs being non-deductible for tax purposes. For further discussion pertaining to the Company’s tax position, refer to Note L of the consolidated financial statements.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Overview

During 2014, Select Bancorp had net income of $2.3 million compared to a net income of $2.9 million for 2013. Both basic and diluted net income per share for the year ended December 31, 2014 were $0.27, compared with a basic and diluted net income per share of $0.43 for 2013.

Net Interest Income

Net interest income increased by $4.1 million to $21.7 million for the year ended December 31, 2014. The Company’s total interest income was impacted by an increase in interest earning assets and a low interest rate environment in 2014. Average total interest-earnings assets were $576.8 million in 2014 compared with $509.7 million in 2013. The yield on those assets increased by 6 basis points from 4.49% in 2013 to 4.55% in 2014. Meanwhile, average interest-bearing liabilities increased by $37.8 million from $413.8 million for the year ended December 31, 2013 to $451.5 million for the year ended December 31, 2014. Cost of these funds decreased by 27 basis points in 2014 to 1.00% from 1.27% in 2013. In 2014, the Company’s net interest margin was 3.85% and net interest spread was 3.60%. In 2013, net interest margin was 3.46% and net interest spread was 3.22%.

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

In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used net charge-off history for most recent eight consecutive quarters. In determining the appropriate level of the allowance for loan losses at December 31, 2012, the loss history was expanded to ten consecutive quarters of net charge-offs in 2013. Since the most recent quarters contain a declining amount of charge offs coupled with a large number of recoveries and thus have a lower loss history than quarters from 2010 and 2011, management determined that the expansion of loss history better reflects the inherent losses in the current loan portfolio.

The Company recorded a $(194,000) negative provision for loan losses in 2014 compared to a negative provision of $(325,000) recorded in 2013 as a result of loan recoveries. The negative provisions in 2014 and 2013 were driven by improving credit metrics coupled with reductions in the loan portfolio. For more information on changes in the allowance for loan losses, refer to Note E of the financial statements in the section titled Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2014 was $2.7 million, an increase of $46,000 compared to December 31, 2013.

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

Provision for Income Taxes

The Company’s effective tax rate in 2014 was 37.9%, compared to 38.0% in 2013. For further discussion pertaining to the Company’s tax position, see Note L to the consolidated financial statements.

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

	For the Years Ended December 31,
	2015			2014			2013
	(dollars in thousands)
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans, gross of allowance	$578,759	$31,576	5.46%	$423,811	$24,147	5.70%	$347,465	$21,147	6.09%
Investment securities	91,790	2,027	2.21%	91,193	1,916	2.10%	77,590	1,552	2.00%
Other interest-earning assets	16,114	71	0.44%	55,065	157	0.29%	84,675	204	0.24%
Total interest-earning assets	686,663	33,674	4.90%	576,829	26,220	4.60%	509,730	22,903	4.49%

Other assets	78,611			54,371			45,626

Total assets	$765,274			$631,200			$555,356

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$205,792	393	0.19%	$170,183	326	0.19%	$147,800	425	0.29%
Time deposits over $100,000	158,704	1,356	0.85%	137,911	2,096	1.52%	122,166	2,607	2.13%
Other time deposits	104,388	1,242	1.19%	112,990	1,697	1.50%	117,564	1,891	1.61%
Borrowings	52,462	551	1.05%	30,451	400	1.31%	26,251	335	1.28%

Total interest-bearing liabilities	521,346	3,542	0.68%	451,535	4,519	1.00%	413,781	5,258	1.27%

Non-interest-bearing deposits	138,330			102,870			82,996
Other liabilities	3,530			3,135			2,878
Shareholders' equity	102,068			73,660			55,701

Total liabilities and shareholders' equity	$765,274			$631,200			$555,356

Net interest income/interest rate spread (taxable-equivalent basis)		$30,132	4.22%		$21,921	3.60%		$17,727	3.22%

Net interest margin (taxable-equivalent basis)			4.39%			3.85%			3.46%

Ratio of interest-earning assets to interest-bearing liabilities	131.71%			127.75%			123.19%

Reported net interest income
Net interest income/net interest
margin (taxable-equivalent basis)		$30,132	4.36%		$21,921	3.88%		$17,727	3.48%
Less:
taxable-equivalent adjustment		333			220			82

Net Interest Income		$29,799			$21,701			$17,645

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

	Year Ended			Year Ended			Year Ended
	December 31, 2015 vs. 2014			December 31, 2014 vs. 2013			December 31, 2013 vs. 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income:
Loans	$8,641	$(1,212)	$7,429	$4,859	$(1,859)	$3,000	$(2,135)	$(138)	$(2,273)
Investment securities	12	(234)	(222)	301	208	509	181	(344)	(163)
Other interest-earning assets	(141	55	(86)	(78)	31	(47)	32	8	40

Total interest income (taxable-equivalent basis)	8,512	(1,391)	7,121	5,082	(1,620)	3,462	(1,922)	(475)	(2,396)

Interest expense:
Deposits:
Savings, NOW and money market	68	(1)	67	54	(153)	(99)	76	(255)	(179)
Time deposits over $100,000	247	(987)	(740)	288	(799)	(511)	(479)	(146)	(625)
Other time deposits	(116)	(339)	(455)	(71)	(123)	(194)	(339)	(216)	(555)
Borrowings	260	(109)	151	54	11	65	(125)	28	(97)

Total interest expense	459	(1,436)	(977)	325	(1,064)	(739)	(866)	(590)	(1,456)

Net interest income
Increase/(decrease) (taxable-equivalent basis)	$8,053	$(45)	8,098	$4,757	$(556)	4,201	$(1,055)	$115	(940)

Less:
Taxable-equivalent adjustment			333			145			85
Net interest income
Increase/(decrease)			$7,765			$4,056			$(855)

During 2015, the interest rate component was essentially neutral to overall net interest income as decreased asset yields were offset by reductions in funding costs. In 2015 and 2014, increasing loan volume was the major contributor to increased net interest income. Primarily driven by the merger of Legacy Select, the volume component had a positive variance which also resulted in an overall increase in net interest income.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 17.6% and 19.1% of total assets at December 31, 2015 and 2014, respectively.

The Company has been a net seller of federal funds, maintaining liquidity sufficient to fund new loan demand. When the need arises, the Company has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $159.6 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company may obtain advances of up to 10% of assets, subject to our available collateral. A floating lien of $78.6 million on qualifying loans is pledged to FHLB to secure such borrowings. In addition, the Company may borrow at the Federal Reserve discount window and has pledged $1.0 million in securities for that purpose. As another source of short-term borrowings, the Company also utilizes securities sold under agreements to repurchase. At December 31, 2015, borrowings consisted of securities sold under agreements to repurchase of $12.1 million.

At December 31, 2015, the Company’s outstanding commitments to extend credit totaled $144.8 million and consisted of loan commitments and undisbursed lines of credit of $143.1 million, and letters of credit of $1.7 million. The Company believes that its combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Total deposits were $651.2 million and $618.9 million at December 31, 2015 and 2014, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 43.9% and 46.1% of total deposits at December 31, 2015 and 2014, respectively. Time deposits of $250,000 or more represented 15.9% and 27.7%, respectively, of the total deposits at December 31, 2015 and 2014. Management believes most other time deposits are relationship-oriented. While competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

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

The holding company liquidated $7.6 million of Treasury SBLF preferred stock in early 2016. The dividend rate for the preferred stock was 1% for 2014 and 2015; however, it was scheduled to increase to 9% in early 2016.

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity (including qualifying trust preferred securities), and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions and holding companies became subject to the new Basel III capital requirements beginning on January 1, 2015. A new part of the capital ratios profile is the Common Equity Tier 1 risk-based ratio which does not include limited life components such as trust preferred securities and Small Business Lending Fund (SBLF) preferred stock. Minimum capital levels are regulated by risk-based capital adequacy guidelines that require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 6.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The new capital rules which took effect in 2015 require banks to hold Common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percent to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees. The Company’s equity to assets ratio was 12.8% at December 31, 2015. As the following table indicates that, at December 31, 2015, the Company and its bank subsidiary exceeded regulatory capital requirements.

	At December 31, 2015
	Actual	Minimum
	Ratio	Requirement
Select Bancorp, Inc.

Total risk-based capital ratio	16.01%	8.00%
Tier 1 risk-based capital ratio	15.04%	6.00%
Common equity Tier 1 risk-based capital ratio	12.33%	4.50%
Leverage ratio	13.81%	4.00%

Select Bank & Trust

Total risk-based capital ratio	15.47%	8.00%
Tier 1 risk-based capital ratio	14.50%	6.00%
Common equity Tier 1 risk-based capital ratio	14.50%	4.50%
Leverage ratio	13.31%	4.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a special purpose subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities to investors. The proceeds provided additional capital for the expansion of the Bank. Under the current applicable regulatory guidelines, all of the trust preferred securities qualify as Tier 1 capital. Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the future.

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

On August 9, 2011, Legacy Select Bancorp issued 7,645 shares of Series A stock for $7.645 million to the Secretary of the U.S. Treasury as a condition to its participation in the U.S. Treasury’s Small Business Lending Fund program. The Select Bancorp Series A stock is non-voting, other than having class voting rights on certain matters. The Select Bancorp Series A stock pays the U.S. Treasury dividends quarterly. During the first nine quarters following the date of the Treasury’s initial investment, the quarterly dividend rate fluctuates between an annualized rate of 1% to 5% based on changes in the level of qualified small business lending of Select Bank. The annualized dividend rate on the Select Bancorp Series A stock during 2015 was 1%. All outstanding shares of the Company’s Series A preferred stock were redeemed at par and retired during January 2016.

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

The analysis of an institution’s interest rate gap (the difference between the re-pricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2015, of which are projected to re-price or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which re-price or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate re-pricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Re-pricing at December 31, 2015
		More Than	More Than
	1 Year	1 Year to	3 Years to	More Than
	or Less	3 Years	5 Years	5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$170,648	$137,958	$192,039	$116,753	$617,398
Securities, available for sale	24,767	6,094	2,763	47,085	80,709
Interest-earning deposits in other banks	50,842	-	-	-	50,842
Federal funds sold	-	-	-	-	-
Stock in the Federal Home Loan Bank of Atlanta	2,112	-	-	-	2,112
Other non-marketable securities	705	-	-	-	705

Total interest-earning assets	$249,074	$144,052	$194,802	$163,838	$751,766

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$365,107	$-	$-	$-	$365,107
Time	57,856	34,878	5,414	-	98,148
Time over $100,000	122,916	58,588	6,402	-	187,906
Short term debt	29,673	-	-	-	29,673
Long term debt	-	16,331	-	12,372	28,703

Total interest-bearing liabilities	$575,552	$109,797	$11,816	$12,372	$709,537

Interest sensitivity gap per period	$(326,478)	$34,255	$182,986	$151,466	$42,229

Cumulative interest sensitivity gap	$(326,478)	$(292,223)	$(109,237)	$42,229	$42,229

Cumulative gap as a percentage of total interest-earning assets	(131.08)%	(74.33)%	(18.58)%	5.62%	5.62%

Cumulative interest-earning assets as a percentage of interest-bearing liabilities	43.28%	57.36%	84.33%	105.95%	105.95%

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

The allowance for loan losses is maintained at a level considered appropriate in light of the risk inherent within the Company’s loan portfolio, based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Additional information regarding the Company’s allowance for loan losses and loan loss experience is presented above in the discussion of the allowance for loan losses and in Note E to the accompanying financial statements.

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

The acquired loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration based on such factors as past due status, nonaccrual status and credit risk ratings. Acquired credit-impaired loans (PCI loans) are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. Certain acquired loans, such as acquired performing loans and lines of credit (consumer and commercial) are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated lives of the loans. For further discussion of the Company's loan accounting and acquisitions, see Note B—Summary of Significant Accounting Policies, Note C— Business Combinations and Note E—Loans of the Notes to Consolidated Financial Statements.

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

Allowance for credit losses for acquired loans

In the third quarter 2014, the Company implemented the methodology for estimating the potential credit losses for acquired loans. These enhancements included several refinements to the data accumulation processes for determining the probability of default and loss given default for the various classes of loans that are statistically sound for the acquired loans. In addition, commercial risk graded loans are segregated between those that are real estate secured and those that are not. A more robust identification of risk factors has also been embedded in the estimation process. Management believes these enhancements will improve the precision of the process for estimating the Fair Value Marks associated with these loans. These changes did not have a material impact on the allowance recorded at December 31, 2015.

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

Deferred Tax Asset

The Company’s net deferred tax asset was $4.3 million at December 31, 2015. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things recent earnings trends and projected earnings, and asset quality. As of December 31 2015, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations, or other factors could impact the realization of the deferred tax asset in the future.

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note O to the accompanying financial statements.  During 2004, the Company formed an unconsolidated subsidiary trust to which the Company issued $12.4 million of junior subordinated debentures (see Note K to the consolidated financial statements).  Otherwise, as part of its ongoing business, the Company has not participated in, nor does it anticipate participating in, transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (“SPE”), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2015.

	Payments Due by Period
		On Demand
		Or Within			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(dollars in thousands)

Short term debt	$29,673	$29,673	$-	$-	$-
Long term debt	28,703	-	16,331	-	12,372
Lease obligations	1,806	257	369	386	794
Deposits	651,161	545,879	93,466	11,816	-

Total contractual cash obligations	$711,343	$575,809	$110,166	$12,202	$13,166

The following table reflects other commitments outstanding as of December 31, 2015.

	Amount of Commitment Expiration Per Period
	(dollars in thousands)
	Total
	Amounts	Less than			After
Other Commitments	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Undisbursed home equity credit lines	$32,704	$1,949	$901	$2,774	$27,080
Other commitments and credit lines	35,061	20,661	1,225	4,962	8,213
Un-disbursed portion of constructions loans	75,362	55,926	17,253	1,460	723
Letters of credit	1,723	1,596	127	-	-

Total loan commitments	$144,850	$80,132	$19,506	$9,196	$36,016

In addition, the Company has legally binding delayed equity commitments to private investment funds. These commitments are not currently expected to called, and therefore, are not reflected in the financial statements. The amount of these commitments at December 31, 2015 and 2014 was $200,000.

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

Item 8 - Financial Statements AND SUPPLEMEnTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Select Bancorp, Inc.

Dunn, North Carolina

We have audited the accompanying consolidated balance sheets of Select Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Select Bancorp, Inc. and subsidiary at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina

March 24, 2016

SELECT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$12,567	$14,417
Interest-earning deposits in other banks	49,842	22,810
Certificates of deposit	1,000	1,000
Federal funds sold and repurchase agreements	-	20,183
Investment securities available for sale, at fair value	80,709	102,235
Loans	617,398	552,038
Allowance for loan losses	(7,021)	(6,844)

NET LOANS	610,377	545,194

Accrued interest receivable	2,350	2,416
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	2,112	1,524
Other non-marketable securities	705	896
Foreclosed real estate	1,401	1,585
Premises and equipment, net	19,078	17,599
Bank owned life insurance	21,592	20,966
Goodwill	6,931	6,931
Core deposit intangible	1,241	1,625
Assets held for sale	846	-
Other assets	6,264	6,740

TOTAL ASSETS	$817,015	$766,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$148,304	$129,831
Savings	37,353	37,000
Money market and NOW	179,450	166,511
Time	286,054	285,560
TOTAL DEPOSITS	651,161	618,902

Short-term debt	29,673	20,733
Long-term debt	28,703	25,591
Accrued interest payable	232	276
Accrued expenses and other liabilities	2,544	2,934

TOTAL LIABILITIES	712,313	668,436

Shareholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized; 7,645 and 7,645 shares outstanding December 31, 2015 and 2014, respectively	7,645	7,645
Common stock, $1 par value, 25,000,000 shares authorized; 11,583,011 and 11,377,980 shares issued and outstanding at December 31, 2015 and 2014, respectively	11,583	11,378
Additional paid-in capital	69,061	68,406
Retained earnings	15,923	9,447
Common stock issued to deferred compensation trust, at cost 253,538 and 259,551 shares at December 31, 2015 and 2014, respectively	(2,139)	(2,121)
Directors’ Deferred Compensation Plan Rabbi Trust	2,139	2,121
Accumulated other comprehensive income	490	809

TOTAL SHAREHOLDERS’ EQUITY	104,702	97,685

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$817,015	$766,121

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$31,576	$24,288	$21,147
Federal funds sold and interest-earning deposits in other banks	71	157	204
Investments	1,694	1,659	1,552

TOTAL INTEREST INCOME	33,341	26,104	22,903
INTEREST EXPENSE
Money market, NOW and savings deposits	393	326	425
Time deposits	2,598	3,793	4,498
Short-term debt	65	59	40
Long-term debt	486	341	295
TOTAL INTEREST EXPENSE	3,542	4,519	5,258
NET INTEREST INCOME	29,799	21,585	17,645

PROVISION FOR (RECOVERY OF) LOAN LOSSES	890	(194)	(325)

NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	28,909	21,779	17,970

NON-INTEREST INCOME
Fees from pre-sold mortgages	-	-	73
Gain (loss) on the sale of securities	332	(46)	-
Service charges on deposit accounts	1,056	996	1,061
Other fees and income	1,904	1,725	1,495

TOTAL NON-INTEREST INCOME	3,292	2,675	2,629

NON-INTEREST EXPENSE
Personnel	12,180	10,213	8,111
Occupancy and equipment	2,232	1,726	1,518
Deposit insurance	498	404	430
Professional fees	1,218	1,238	1,155
Core deposit intangible amortization	544	347	116
Merger/acquisition-related expenses	378	1,941	428
Information systems	1,942	1,527	1,309
Foreclosure related expenses	205	480	388
Other	3,033	2,784	2,400

TOTAL NON-INTEREST EXPENSE	22,230	20,660	15,855

INCOME BEFORE INCOME TAX	9,971	3,794	4,744

INCOME TAX	3,418	1,437	1,803

NET INCOME	6,553	2,357	2,941
DIVIDENDS OF PREFERRED STOCK	77	38	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$6,476	$2,319	$2,941

Basic	$0.56	$0.26	$0.43
Diluted	$0.56	$0.26	$0.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,502,800	8,870,114	6,918,814
Diluted	11,567,811	8,974,384	6,919,760

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(Amounts in thousands)

Net income	$6,553	$2,357	$2,941

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities- available for sale	(176)	1,408	(1,949)
Tax effect	65	(520)	763
	(111)	888	(1,186)

Reclassification adjustment for (gains) losses included in net income	(332)	46	-
Tax effect	124	(17)	-
	(208)	29	-

Total	(319)	917	(1,186)

Total comprehensive income	$6,234	$3,274	$1,755

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2015, 2014 and 2013 (Amounts in thousands except share data)

								Common Stock	Accumulated
								Issued	Other
					Additional			to Deferred	Compre-	Total
	Preferred Stock		Common Stock		paid-in	Retained	Deferred	Compensation	hensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Comp Plan	Trust	Income	Equity
Balance at December 31, 2012	-	$-	6,913,636	$6,914	$42,000	$4,187	$1,777	$(1,777)	$1,078	$54,179
Net income	-	-	-	-	-	2,941	-	-	-	2,941
Other comprehensive loss	-	-	-	-	-	-	-	-	(1,186)	(1,186)
Stock option exercise	-	-	7,716	8	36	-	-	-	-	44
Stock based compensation	-	-	-	-	26	-	-	-	-	26
Director equity incentive plan, net	-	-	-	-	-	-	199	(199)	-	-
Balance at December 31, 2013	-	-	6,921,352	6,922	42,062	7,128	1,976	(1,976)	(108)	56,004
Net income	-	-	-	-	-	2,357	-	-	-	2,357
Other comprehensive income, net	-	-	-	-	-	-	-	-	917	917
Shares issued for Select merger	7,645	7,645	4,416,500	4,416	25,441	-	-	-	-	37,502
Preferred stock dividends paid	-	-	-	-	-	(38)	-	-	-	(38)
Stock option exercises	-	-	40,128	40	178	-	-	-	-	218
Stock options acquired in merger	-	-	-	-	634	-	-	-	-	634
Stock based compensation	-	-	-	-	91	-	-	-	-	91
Director equity incentive plan, net	-	-	-	-	-	-	145	(145)	-	-
Balance at December 31, 2014	7,645	7,645	11,377,980	11,378	68,406	9,447	2,121	(2,121)	809	97,685
Net income	-	-	-	-	-	6,553	-	-	-	6,553
Other comprehensive loss	-	-	-	-	-	-	-	-	(319)	(319)
Preferred stock dividends paid	-	-	-	-	-	(77)	-	-	-	(77)
Stock option exercises	-	-	205,031	205	616	-	-	-	-	821
Stock based compensation	-	-	-	-	39	-	-	-	-	39
Director equity incentive plan, net	-	-	-	-	-	-	18	(18)	-	-
Balance at December 31, 2015	7,645	$7,645	11,583,011	$11,583	$69,061	$15,923	$2,139	$(2,139)	$490	$104,702

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,553	$2,357	$2,941
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	890	(194)	(325)
Depreciation and amortization of premises and equipment	1,043	736	522
Amortization and accretion of investment securities	971	954	874
Amortization of deferred loan fees and costs	(346)	(306)	(227)
Amortization of core deposit intangible	544	347	116
Amortization of acquisition premium on time deposits	(829)	(460)	-
Amortization of acquisition premium on borrowings	(376)	(188)	-
Deferred income taxes	970	130	753
Stock-based compensation	39	91	26
Accretion on acquired loans	(1,363)	(732)	-
(Gain) loss on the sale of securities	(332)	46	-
Increase in cash surrender value of bank owned life insurance	(626)	(269)	(235)
Loss (gain) on sale of premises and equipment	279	(6)	-
Net loss on sale and write-downs of foreclosed real estate	139	251	319
Change in assets and liabilities:
Net change in accrued interest receivable	94	(34)	(14)
Net change in other assets	(313)	538	(84)
Net change in accrued expenses and other liabilities	(454)	138	12

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,883	3,399	4,678

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	(588)	336	177
Purchase of investment securities available for sale	(9,339)	(10,396)	(25,922)
Maturities of investment securities available for sale	12,430	8,924	9,651
Mortgage-backed securities pay-downs	9,210	11,003	11,103
Proceeds from sale of investment securities available for sale	8,086	504	-
Net change in loans outstanding	(56,073)	11,877	20,469
Cash received from acquisition	21,229	15,406	-
Net change in other non-marketable securities	191	159	50
Purchase of Bank owned life insurance	-	(10,000)	-
Proceeds from sale of foreclosed real estate	635	1,440	1,138
Proceeds from the sale of premises and equipment	1,159	18	-
Purchases of premises and equipment	(3,900)	(735)	(483)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(16,960)	28,536	16,183

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$1,904	$(51,303)	$(50,101)
Proceeds from short-term debt	48,111	6,717	-
Proceeds from long-term debt	10,000	-	-
Repayments of short-term debt	(38,972)	-	(11,543)
Repayments of long-term debt	(6,711)	(1,988)	-
Preferred stock dividends paid	(77)	(38)	-
Proceeds from stock options exercised	821	218	44

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,076	(46,394)	(61,600)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,999	(14,459)	(40,739)

CASH AND CASH EQUIVALENTS, BEGINNING	58,410	72,869	113,608

CASH AND CASH EQUIVALENTS, ENDING	$63,409	$58,410	$72,869

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$3,586	$4,468	$5,314
Income taxes paid	2,983	213	1,624
Non-cash transactions:
Change in fair value of investments securities available for sale, net of tax	(319)	917	(1,186)
Transfer from loans to foreclosed real estate	590	1,197	632
Transfer from premises and equipment to assets held for sale	846	-	-

Acquisition:
Assets acquired (excluding goodwill)	9,975	277,083	-
Liabilities assumed	31,204	245,878	-
Other equity interests acquired	-	36,517	-
Purchase price	21,277	38,136	-
Goodwill recorded	-	6,931	-

See accompanying notes.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

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

Reclassification

Certain items for prior years have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income, total assets or shareholders’ equity as previously reported.

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
Years Ended December 31, 2015, 2014 and 2013

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

The acquired assets and assumed liabilities are recorded at estimated fair values. Management makes significant estimates and exercises significant judgment in accounting for business combinations. Management uses its judgment to assign risk ratings to loans based on credit quality, appraisals and estimated collateral values, and estimated expected cash flows to measure fair values for loans. Real estate acquired in settlement of loans is valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Core deposit intangibles are valued based on a weighted combination of the income and market approach where the income approach converts anticipated economic benefits to a present value and the market approach evaluates the market in which the asset is traded to find an indication of prices from actual transactions. Management uses quoted or current market prices to determine the fair value of investment securities. Fair values of deposits and borrowings are based on current market interest rates and are inclusive of any applicable prepayment penalties.

Cash and Due from Banks, Interest-Earning Deposits in Other Banks and Federal Funds Sold

For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “Cash and due from banks,” “Interest-earning deposits in other banks,” and “Federal funds sold.”

Certificates of Deposit

Certificates of deposit are cash instruments that management has the intent and ability to hold for the foreseeable future or until maturity and are reported at cost.

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
Years Ended December 31, 2015, 2014 and 2013

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The acquired loans are segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration based on such factors as past due status, nonaccrual status and credit risk ratings “purchased credit-impaired loans”.

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

Non-accrual Loans

Loans are placed on non-accrual when it has been determined that all contractual principal and interest will not be received. Any payments received on these loans are applied to principal first and then to interest only after all principal has been collected. Impaired loans include all loans in non-accrual status, all troubled debt restructures, all substandard loans that are deemed to be collateral dependent, and other loans that management determines require impairment. In the case of an impaired loan that is still on accrual basis, payments are applied to both principal and interest.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

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

Decreases in expected cash flows of PCI loans after the acquisition date are recognized by recording an allowance for credit loss. For any significant increases in cash flows expected to be collected, the Company first adjusts any prior recorded allowance for loan and leases losses through a reversal of previously recognized allowance through provision expense, and then increases the amount of accretable yield to be recognized on a prospective basis over the pool’s remaining life. Management analyzes these acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or specific review by loan officers. Trends are reviewed in terms of traditional credit metrics such as accrual status, past due status, and weighted average risk grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool.

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment was carried at cost at December 31, 2015 and 2014. The Company continually monitors the financial strength of the FHLB and evaluates the investment for potential impairment. There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the Bank’s investment in FHLB stock.

Other Non-Marketable Securities

Other non-marketable securities are equity instruments that are reported at cost.

Foreclosed Real Estate

Real estate acquired through, or in lieu of, loan foreclosure is recorded at fair value, less the estimated cost to sell, at the date of foreclosure. After foreclosure, management periodically performs valuations of the property and adjusts the value down when the carrying value of the property exceeds the estimated net realizable value. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

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

Bank Owned Life Insurance

Bank Owned Life Insurance ("BOLI") is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefit proceeds received in excess of the policy's cash surrender value are recognized to income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At December 31, 2015 and 2014, the Company held no loans against its BOLI cash surrender values.

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

In September 2011, the FASB issued ASU 2011-08, which gives entities the option of first performing a qualitative assessment to test goodwill for impairment on a reporting-unit-by-reporting-unit basis. If, after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would perform the two-step goodwill impairment test described in ASC 350. However, if, after applying the qualitative assessment, the entity concludes that it is not more likely than not that the fair value is less than the carrying amount, the two-step goodwill impairment test is not required.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company performed the qualitative assessment as outlined in ASU 2011-08 in assessing the carrying value of goodwill related to its acquisitions as of October 5, 2015, its annual test date, and determined that it was unlikely that the fair value was less than the carrying amount and that no further testing or impairment charge was necessary. Should the Company’s future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the October 5, 2015 evaluation that caused the Company to perform an interim review of the carrying value of goodwill.

Core Deposit Intangible

The Company considers its core deposits to be intangible assets with finite lives. Core deposit intangibles are being amortized using the effective interest method.

Stock-Based Compensation

The Company has certain stock-based employee compensation plans, described more fully in Note Q. Generally accepted accounting principles (“GAAP”) require recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). GAAP also requires the compensation cost for all awards granted after the date of adoption and any unvested awards that remained outstanding as of the date of adoption to be measured based on the fair value of the award on the grant date.

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

Segment Information

The Company follows the provisions of (“ASC”) 280, Segment Reporting, which specifies guidelines for determining an entity’s operating segments and the type and level of financial information to be disclosed. Based on these guidelines, management has determined that the Bank operates as a single business segment; the providing of general commercial and retail financial services to customers located in the Company’s market areas. The various products, as well as the methods used to distribute them, are those generally offered by community banks.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

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

	2015	2014	2013

Weighted average number of common shares used in computing basic net income per share	11,502,800	8,870,114	6,918,814

Effect of dilutive stock options	65,011	104,270	946

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	11,567,811	8,974,384	6,919,760

At December 31, 2015, 2014 and 2013, there were 97,800, 75,783 and 277,480 anti-dilutive options, respectively.

Recent Accounting Pronouncements

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In September 2015, the FASB issued Accounting Standard Update 2015-16. Simplifying the Accounting for Measurement Period Adjustments (“ASU 2016-16”). ASU 2015-16 simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015. The Company does not expect this guidance to have a material effect on its financial statements.

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

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

The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We adopted the guidance effective first quarter of 2015. The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations. The new disclosures required by this ASU are included in Note E.

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

The accounting changes in this ASU were effective for fiscal years beginning after December 15, 2014. In addition, the disclosure for certain transactions accounted for as a sale was effective for the fiscal period beginning after December 15, 2014, the disclosures for transactions accounted for as secured borrowings were required to be presented for fiscal periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. We adopted the guidance effective first quarter of 2015. The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations. The new disclosures required by this ASU are included in Note J.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

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

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This Update is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets – referred to as “leases” – to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. A leasee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current guidelines, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lease primarily will depend on its classification as a finance or operating lease. However, the new ASU will require both types of leases to be recognized on the balance sheet. The Update also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lease will remain largely unchanged from current guidance. The amendments are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2018.Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

Note C – Business Combinations

On December 11, 2015 the Company acquired two branches from Yadkin Bank. The assets and liabilities of these branches, as of the effective date of the acquisition, are recorded at their respective fair values. For the acquisition the estimated fair values of assets acquired was approximately $10.0 million and liabilities assumed were $31.2 million based on the information that is available, and the Company believes this information provides a reasonable basis for determining fair values. Cash received from the transaction was $21.2 million.

On September 30, 2013, the Company executed a merger agreement with Legacy Select Bancorp, Inc. (“Select”), a bank holding company headquartered in Greenville, North Carolina, whose wholly-owned subsidiary, Select Bank & Trust Company, was a state-chartered commercial bank with approximately $277.1 million in assets as of the merger date July 25, 2014. The merger expanded the Bank’s North Carolina presence with six branches in Greenville (two), Elizabeth City, Washington, Gibsonville and Burlington.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

Note C – Business Combinations (continued)

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

Under the terms of the agreement, shareholders of Select common stock received 1.8264 shares of New Century common stock for each share of Select common stock, for a value of approximately $31.2 million in the aggregate, based on 2,418,347 shares of Select common stock outstanding and the $6.76 per share closing price of New Century common stock on July 25, 2014, valuing each share of Select common stock at $12.35.

Each share of Select’s issued and outstanding preferred stock was exchanged for one share of newly issued New Century preferred stock having terms substantially identical to Select’s preferred stock. As of December 31, 2015, all of the issued and outstanding shares of Select’s preferred stock are held by the Secretary of the United States Treasury and were issued in connection with Select’s participation in the Small Business Lending Fund. All outstanding shares of Select’s preferred stock were redeemed and cancelled in January 2016.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

Note C – Business Combinations (continued)

The following table provides the carrying value of acquired assets and assumed liabilities, as recorded by the Company, the fair value adjustments calculated at the time of the merger and the resulting fair value recorded by the Company.

	July 25, 2014
	As recorded by	Fair Value	As recorded by
	Legacy Select	adjustments	the Company
(Dollars in thousands)
Assets
Cash and cash equivalents	$15,406	$-	$15,406
Investment securities	28,264	(284)	27,980
Loans	223,131	(5,541)	217,590
Less: allowance for loan losses	(3,389)	3,389	-
Premises and equipment	6,380	332	6,712
Accrued interest receivable	864	(132)	732
Other real estate owned	71	-	71
Bank owned life insurance	2,234	-	2,234
Goodwill	1,488	(1,488)	-
Core deposit intangible	234	1,556	1,790
Other assets	2,507	2,061	4,568
Total assets acquired	$277,190	$(107)	$277,083

Liabilities
Deposits:
Noninterest-bearing	$42,507	$-	$42,507
Interest-bearing	177,525	2,175	179,700
Total deposits	220,032	2,175	222,207
Borrowings	22,198	908	23,106
Other liabilities	565	-	565
Total liabilities assumed	$242,795	$3,083	$245,878
Fair value of net assets assumed			31,205
Value of preferred shares issued to Legacy Select shareholders			7,645
Value of common shares issued to Legacy Select shareholders			29,857
Additional consideration ensuing from stock options issued to Legacy Select shareholders			634
Goodwill recorded for Legacy Select			$6,931

Goodwill recorded for Legacy Select represents future revenues to be derived from the existing customer base, including efficiencies that will result from combining operations.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

Note C – Business Combinations (continued)

On July 25, 2014, 202,842 Legacy Select stock options were converted to 370,278 Company stock options. At December 31, 2015, 122,169 of these converted options were outstanding and exercisable with an average weighted remaining contractual life of approximately 4.08 years and an aggregate intrinsic value of $428,000. There were 2,436 forfeitures and 245,673 options were exercised since the merger related to Legacy Select stock options.

In determining the acquisition date fair value of purchased credit-impaired (“PCI”) loans, and in subsequent accounting, the Company generally aggregates loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are referred to as the “accretable yield” and recorded as interest income prospectively.

PCI loans acquired totaled $28.6 million at estimated fair value and acquired performing loans totaling $189.0 million at estimated fair value. For PCI loans acquired from Legacy Select, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the merger were:

(Dollars in thousands)	July 25, 2014

Contractually required payments	$34,329
Nonaccretable difference	1,402
Cash flows expected to be collected	32,927
Accretable yield	4,360
Fair value at acquisition date	$28,567

Merger-related expense in 2014 and 2013 totaled $1.9 million and $428,000, respectively. These costs were recorded as noninterest expense as incurred. Expenses for acquisition activities in 2015 relate to two branches purchased during the year.

NOTE D - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investments (“AFS”), with gross unrealized gains and losses, follow:

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$21,321	$101	$(196)	$21,226
Mortgage-backed securities – GSE’s	39,123	475	(62)	39,536
Municipal bonds	19,484	465	(2)	19,947

	$79,928	$1,041	$(260)	$80,709

As of December 31, 2015, accumulated other comprehensive gains included net unrealized gains totaling $781,000. Deferred tax liabilities resulting from these net unrealized gains totaled $291,000.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE D - INVESTMENT SECURITIES (Continued)

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

Securities with a carrying value of $45.2 million and $85.1 million at December 31, 2015 and 2014, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2015 and 2014.

	2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$7,039	$(70)	$7,615	$(126)	$14,654	$(196)
Mortgage-backed securities- GSE’s	7,916	(62)	-	-	7,916	(62)
Municipal bonds	111	(2)	-	-	111	(2)
Total temporarily impaired securities	$15,066	$(134)	$7,615	$(126)	$22,681	$(260)

At December 31, 2015, the Company had five AFS securities with an unrealized loss for twelve or more consecutive months. Five U.S. government agency GSE’s had unrealized losses for more than twelve months totaling $126,000 at December 31, 2015. Six U.S. government agency GSE’s, one municipal and seven mortgage-backed GSE’s had unrealized losses for less than twelve months totaling $134,000 at December 31, 2015. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities. The Company did not incur a loss on any securities sold during 2015.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE D - INVESTMENT SECURITIES (Continued)

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

Since none of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended December 31, 2015 and December 31, 2014. In 2015 the Company incurred gains of $332,000 on proceeds of $8.1 million related to the disposal of forty-three securities and in 2014 the Company incurred a loss of $46,000 on proceeds of $504,000 related to the disposal of one security.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE D - INVESTMENT SECURITIES (Continued)

The following table sets forth certain information regarding the amortized costs, carrying values and contractual maturities of the Company’s investment portfolio at December 31, 2015.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s
Due within one year	$13	$13
Due after one but within five years	11,605	11,630
Due after five but within ten years	9,703	9,583
Due after ten years	-	-
	21,321	21,226
Mortgage-backed securities – GSE’s
Due within one year	31	32
Due after one but within five years	37,058	37,467
Due after five but within ten years	2,034	2,037
Due after ten years	-	-
	39,123	39,536
Municipal bonds
Due within one year	1,317	1,322
Due after one but within five years	3,914	4,009
Due after five but within ten years	5,560	5,662
Due after ten years	8,693	8,954
	19,484	19,947
Total securities available for sale
Due within one year	1,361	1,367
Due after one but within five years	52,577	53,106
Due after five but within ten years	17,297	17,282
Due after ten years	8,693	8,954

	$79,928	$80,709

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE E - LOANS

The following is a summary of loans at December 31, 2015 and 2014:

	2015		2014
		Percent		Percent
	Amount	of total	Amount	of total
	(dollars in thousands)
Real estate loans:
1- to- 4 family residential	$87,955	14.25%	$90,903	16.47%
Commercial real estate	259,259	41.99%	233,630	42.32%
Multi-family residential	40,738	6.60%	42,224	7.65%
Construction	107,688	17.44%	83,593	15.14%
Home equity lines of credit (“HELOC”)	42,002	6.80%	38,093	6.90%

Total real estate loans	537,642	87.08%	488,443	88.48%

Other loans:
Commercial and industrial	73,491	11.90%	58,217	10.55%
Loans to individuals	7,207	1.17%	5,953	1.08%
Overdrafts	48	0.01%	64	0.01%
Total other loans	80,746	13.08%	64,234	11.64%

Gross loans	618,388		552,677

Less deferred loan origination fees, net	(990)	(.16)%	(639)	(.12)%

Total loans	617,398	100.00%	552,038	100.00%

Allowance for loan losses	(7,021)		(6,844)

Total loans, net	$610,377		$545,194

Loans are primarily made in central and eastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and can be affected by the local economic conditions.

At December 31, 2015, the Company had pre-approved but unused lines of credit totaling $144.9 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

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
Years Ended December 31, 2015, 2014 and 2013

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

Related Parties

The Bank has loan transactions with its directors and executive officers in the regular course of business. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features. The following table represents loan transactions for directors and executive officers who held that position as of December 31, 2015 and 2014. A summary of related party loan transactions, is as follows:

	2015	2014
	(in thousands)
Balance at January 1	$3,397	$5,370
Exposure of directors/executive officers added	-	2,020
Borrowings	7,115	3,208
Directors/executive officers resigned or retired from board	(66)	(4,631)
Loan repayments	(3,319)	(2,570)

Balance at December 31	$7,127	$3,397

At December 31, 2015, there was $3.9 million of unused lines of credit outstanding to directors and executive officers of the Company and its subsidiaries.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE E - LOANS (Continued)

Non-Accrual and Past Due Loans

The following tables present as of December 31, 2015 and 2014 an age analysis of past due loans, segregated by class of loans:

	30+	Non-	Total
	Days	Accrual	Past		Total
2015	Past Due	Loans	Due	Current	Loans
	(dollars in thousands)

Total Loans
Commercial and industrial	$455	$13	$468	$73,023	$73,491
Construction	-	523	523	107,165	107,688
Multi-family residential	44	431	475	40,263	40,738
Commercial real estate	1,214	3,711	4,925	254,334	259,259
Loans to individuals & overdrafts	14	4	18	7,237	7,255
1 to 4 family residential	650	1,594	2,244	85,711	87,955
HELOC	124	359	483	41,519	42,002
Deferred loan (fees) cost, net	-	-	-	-	(990)
	$2,501	$6,635	$9,136	$609,252	$617,398
Loans- PCI
Commercial and industrial	$-	$-	$-	$580	$580
Construction	-	-	-	1,070	1,070
Multi-family residential	-	-	-	689	689
Commercial real estate	424	-	424	9,955	10,379
Loans to individuals & overdrafts	-	-	-	115	115
1 to 4 family residential	133	142	275	7,808	8,083
HELOC	-	-	-	192	192
	$557	$142	$699	$20,409	$21,108
Loans- excluding PCI

Commercial and industrial	$455	$13	$468	$72,443	$72,911
Construction	-	523	523	106,095	106,618
Multi-family residential	44	431	475	39,574	40,049
Commercial real estate	790	3,711	4,501	244,379	248,880
Loans to individuals & overdrafts	14	4	18	7,122	7,140
1 to 4 family residential	517	1,452	1,969	77,903	79,872
HELOC	124	359	483	41,327	41,810
Deferred loan (fees) cost, net	-	-	-	-	(990)
	$1,944	$6,493	$8,437	$588,843	$596,290

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

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

There was one loan in the amount of $142,000 greater than 90 days past due and still accruing interest at December 31, 2015 and there was one loan in the amount of $2.2 million greater than 90 days past due and still accruing interest at December 31, 2014.

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE E - LOANS (Continued)

Impaired Loans

The following tables present information on loans, excluding PCI loans and loans evaluated collectively as a homogenous group, that were considered to be impaired as of December 31, 2015 and December 31, 2014:

				December 31, 2015
		Contractual		Year to Date
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
2015:	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$105	$106	$-	$291	$11
Construction	615	764	-	957	18
Commercial real estate	5,006	7,229	-	3,830	246
Loans to individuals & overdrafts	-	-	-	-	-
Multi-family residential	-	-	-	-	-
HELOC	699	868	-	668	43
1 to 4 family residential	2,061	2,666	-	2,181	89

Subtotal:	8,486	11,633	-	7,927	407
With an allowance recorded:
Commercial and industrial	13	13	2	139	1
Construction	-	-	-	83	-
Commercial real estate	1,248	1,314	73	3,063	46
Loans to individuals & overdrafts	4	4	4	2	-
Multi-family Residential	-	-	-	-	-
HELOC	-	-	-	142	-
1 to 4 family residential	290	290	15	370	18
Subtotal:	1,555	1,621	94	3,799	65
Totals:
Commercial	6,987	9,426	75	8,363	322
Consumer	4	4	4	2	-
Residential	3,050	3,824	15	3,361	150

Grand Total:	$10,041	$13,254	$94	$11,726	$472

Impaired loans at December 31, 2015 were approximately $10.0 million and were comprised of $6.9 million in non-accrual loans and $3.1 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately, $1.6 million of the $10.0 million in impaired loans at December 31, 2015 had specific allowances provided while the remaining $8.5 million had no specific allowances recorded. Of the $8.5 million with no allowance recorded, $1.6 million of those loans have had partial charge-offs recorded amounting to $94,000.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE E - LOANS (Continued)

Impaired Loans (Continued)

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

Impaired loans at December 31, 2014 were approximately $15.6 million and were comprised of $6.9 million in non-accrual loans and $8.7 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately, $6.0 million of the $15.6 million in impaired loans at December 31, 2014 had specific allowances provided while the remaining $9.6 million had no specific allowances recorded. Of the $9.6 million with no allowance recorded, $1.6 million of those loans have had partial charge-offs recorded amounting to $687,000.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE E - LOANS (Continued)

Troubled Debt Restructurings

The following tables presents loans that were modified as troubled debt restructurings (“TDRs”) within the previous twelve months with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2015 and 2014:

Twelve Months Ended December 31, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	loans	Investments	Investments
(dollars in thousands)

Below market interest rate:
Commercial and industrial	-	$-	$-
Construction	-	-	-
Commercial real estate	-	-	-
Loans to individuals and overdrafts	-	-	-
1 to 4 family residential	1	51	3
HELOC	-	-	-
Total	1	51	3

Extended payment terms:
Commercial and industrial	-	-	-
Construction	-	-	-
Commercial real estate	-	-	-
Multi-family residential	1	431	431
Loans to individuals and overdrafts	-	-	-
1 to 4 family residential	-	-	-
HELOC	-	-	-
Total	1	431	431

Other:
Commercial and industrial	-	-	-
Construction	-	-	-
Commercial real estate	-	-	-
Loans to individuals and overdrafts	-	-	-
1 to 4 family residential	-	-	-
HELOC	-	-	-
Total	-	-	-

Total	2	$482	$434

As noted in the tables above, there were two loans that were considered TDRs at December 31, 2015, for reasons due to below market interest rates, extended terms or forgiveness of principal. These loans were renewed at terms that vary from those that the Company would enter into for new loans of this type.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

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

As noted in the tables above, there were four loans that were considered TDRs at December 31, 2014, for reasons due to below market interest rates, extended terms or forgiveness of principal. These loans were renewed at terms that vary from those that the Company would enter into for new loans of this type.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE E - LOANS (continued)

Troubled Debt Restructurings (Continued)

The following tables presents loans that were modified as TDRs within the previous twelve months for which there was a payment default together with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2015 and 2014:

Twelve months ended
December 31, 2015
	Number	Recorded
	of loans	investment
(dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-
Construction	-	-
Commercial real estate	-	-
Loans to individuals and overdrafts	-	-
1 to 4 family residential	-	-
HELOC	-	-
Total	-	-

Extended payment terms:
Commercial and industrial	-	-
Construction	-	-
Commercial real estate	-	-
Loans to individuals and overdrafts	-	-
Multi-family residential	1	431
1 to 4 family residential	-	-
HELOC	-	-
Total	1	431

Forgiveness of principal:
Commercial and industrial	-	-
Construction	-	-
Commercial real estate	-	-
Loans to individuals and overdrafts	-	-
1 to 4 family residential	-	-
HELOC	-	-
Total	-	-

Other:
Commercial and industrial	-	-
Construction	-	-
Commercial real estate	-
Loans to individuals and overdrafts	-	-
1-to-4 family residential	-	-
Multi-family residential	-	-
HELOC	-	-
Total	-	-

Total	1	$431

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE E - LOANS (continued)

Troubled Debt Restructurings (Continued)

Twelve months ended
December 31, 2014
	Number	Recorded
	of loans	investment
(dollars in thousands)
Below market interest rate:
Commercial and industrial	-	$-
Construction	-	-
Commercial real estate	-	-
Loans to individuals and overdrafts	-	-
1 to 4 family residential	1	21
HELOC	-	-
Total	1	21

Extended payment terms:
Commercial and industrial	-	-
Construction	-	-
Commercial real estate	1	947
Loans to individuals and overdrafts	-	-
Multi-family residential	-	-
1 to 4 family residential	-	-
HELOC	-	-
Total	1	947

Forgiveness of principal:
Commercial and industrial	-	-
Construction	-	-
Commercial real estate	-	-
Loans to individuals and overdrafts	-	-
1 to 4 family residential	-	-
HELOC	-	-
Total	-	-

Other:
Commercial and industrial	-	-
Construction	-	-
Commercial real estate		-
Loans to individuals and overdrafts		--
1-to-4 family residential	-	-
Multi-family residential	-	-
HELOC	-	-
Total	-	-

Total	2	$968

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE E - LOANS (Continued)

Troubled Debt Restructurings (Continued)

At December 31, 2015, the Company had thirty-seven loans with an aggregate balance of $5.1 million that were considered to be troubled debt restructurings. Of those TDRs, twenty loans with a balance totaling $2.1 million were still accruing as of December 31, 2015. The remaining seventeen TDRs with a balance totaling $3.0 million were in non-accrual status. All TDRs are included in non-performing assets and impaired loans.

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
Years Ended December 31, 2015, 2014 and 2013

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
Years Ended December 31, 2015, 2014 and 2013

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE E - LOANS (Continued)

Credit Quality Indicators (Continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of December 31, 2015 and 2014:

Total Loans:

December 31, 2015
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(dollars in thousands)

Superior	$730	$-	$-	$-
Very good	1,314	355	114	-
Good	8,241	5,827	26,538	-
Acceptable	25,014	19,059	144,717	32,355
Acceptable with care	37,980	79,817	74,169	7,685
Special mention	58	2,015	7,657	-
Substandard	154	615	6,064	698
Doubtful	-	-	-	-
Loss	-	-	-	-
	$73,491	$107,688	$259,259	$40,738

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$80,596	$40,770
Special mention	3,678	448
Substandard	3,681	784
	$87,955	$42,002
Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$7,236
Non-pass	19
	$7,255

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE E - LOANS (Continued)

Credit Quality Indicators (Continued)

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
Years Ended December 31, 2015, 2014 and 2013

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

Management believes the allowance for credit losses of $7.0 million at December 31, 2015 is adequate to provide for inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE E - LOANS (Continued)

For PCI loans acquired from Legacy Select, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the merger and December 31, 2015 were:

	July 25,	December 31,	December 31,
	2014	2014	2015
(Dollars in thousands)
Contractually required payments	$34,329	$32,233	$25,341
Nonaccretable difference	1,402	1,436	1,411
Cash flows expected to be collected	32,927	30,797	23,930
Accretable yield	4,360	3,762	2,822
Fair value	$28,567	$27,035	$21,108

The following table documents changes to the amount of the PCI accretable yield from the acquisition date to December 31, 2015 (dollars in thousands):

	2014	2015
	(dollars in thousands)

Accretable yield, beginning of period	$-	$3,762
Addition from Legacy Select acquisition	4,360	-
Accretion	(598)	(1,220)
Reclassification from nonaccretable difference	-	163
Other changes, net	-	117

Accretable yield, end of period	$3,762	$2,822

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE E - LOANS (Continued)

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

The model continues to incorporate various internal and external qualitative and environmental factors as described in the Interagency Policy Statement on the Allowance for Loan and Lease Losses, dated December 2006. Input for these factors is determined on the basis of management observation, judgment, and experience. The factors utilized by the Company in the new model for all loan classes are as follows:

Internal Factors

•	Concentrations – Measures the increased risk derived from concentration of credit exposure in particular industry segments within the portfolio.
•	Policy exceptions – Measures the risk derived from granting terms outside of underwriting guidelines.
•	Compliance exceptions– Measures the risk derived from granting terms outside of regulatory guidelines.
•	Document exceptions– Measures the risk exposure resulting from the inability to collect due to improperly executed documents and collateral imperfections.
•	Risk grade monitoring – Measures the risk associated with not having current borrower financial information.
•	Nonaccrual – Reflects increased risk of loans with characteristics that merit nonaccrual status.
•	Delinquency – Reflects the increased risk deriving from higher delinquency rates.
•	Personnel turnover – Reflects staff competence in various types of lending.

•	Portfolio growth – Measures the impact of growth and potential risk derived from new loan production.

External Factors

•	GDP growth rate – Impact of general economic factors that affect the portfolio.
•	North Carolina unemployment rate – Impact of local economic factors that affect the portfolio.
•	Peer group delinquency rate – Measures risk associated with the credit requirements of competitors.
•	Prime rate change – Measures the effect on the portfolio in the event of changes in the prime lending rate.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

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

All information related to the calculation of the three segments, including data analysis, assumptions, calculations, etc., are documented. Assigning specific individual reserve amounts, formula reserve factors, or unallocated amounts based on unsupported assumptions or conclusions is not permitted.

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE E - LOANS (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan segment for the twelve month periods ended
December 31, 2015, 2014 and 2013, respectively (in thousands):

2015	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Loans – excluding PCI
Balance, beginning of period 01/01/2015	$803	$1,103	$2,914	$630	$930	$185	$279	$6,844
Provision for loan losses	212	333	670	(57)	(272)	(18)	13	881
Loans charged-off	(141)	(79)	(663)	(70)	(115)	(54)	(5)	(1,127)
Recoveries	48	29	84	102	21	24	106	414
Total	$922	$1,386	$3,005	$605	$564	$137	$393	$7,012

PCI Loans
Balance, beginning of period 01/01/2015	$-	$-	$-	$-	$-	$-	$-	$-
Provision for loan losses	-	-	-	-	9	-	-	9
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$9	$-	$-	$9

Total Loans
Balance, beginning of period 01/01/2015	$803	$1,103	$2,914	$630	$930	$185	$279	$6,844
Provision for loan losses	212	333	670	(57)	(263)	(18)	13	890
Loans charged-off	(141)	(79)	(663)	(70)	(115)	(54)	(5)	(1,127)
Recoveries	48	29	84	102	21	24	106	414
Balance, end of period 12/31/2015	$922	$1,386	$3,005	$605	$573	$137	$393	$7,021

Ending Balance: individually evaluated for impairment	$2	$-	$73	$15	$-	$4	$-	$94
Ending Balance: collectively evaluated for impairment	$920	$1,386	$2,932	$590	$573	$133	$393	$6,927

Loans:
Ending Balance: collectively evaluated for impairment	$73,373	$107,073	$253,005	$85,604	$41,303	$7,251	$40,738	$608,397
Ending Balance: individually evaluated for impairment	$118	$615	$6,254	$2,351	$699	$4	$-	$10,041

Ending Balance	$73,491	$107,688	$259,259	$87,955	$42,002	$7,255	$40,738	$618,388

Not included in this table are $21.1 million of acquired loans with deteriorated credit quality.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE E - LOANS (Continued)

2014	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Loans – excluding PCI
Balance, beginning of period 01/01/2014	$245	$565	$4,599	$826	$680	$65	$74	$7,054
Provision for loan losses	589	479	(1,899)	(262)	499	195	205	(194)
Loans charged-off	(63)	(4)	(150)	(26)	(327)	(98)	-	(668)
Recoveries	32	63	364	92	78	23	-	652
Total	$803	$1,103	$2,914	$630	$930	$185	$279	$6,844

PCI Loans
Balance, beginning of period 01/01/2014	$-	$-	$-	$-	$-	$-	$-	$-
Provision for loan losses	-	-	-	-	-	-	-	-
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$-

Total Loans
Balance, beginning of period 01/01/2014	$245	$565	$4,599	$826	$680	$65	$74	$7,054
Provision for loan losses	589	479	(1,899)	(262)	499	195	205	(194)
Loans charged-off	(63)	(4)	(150)	(26)	(327)	(98)	-	(668)
Recoveries	32	63	364	92	78	23	-	652
Balance, end of period 12/31/2014	$803	$1,103	$2,914	$630	$930	$185	$279	$6,844

Ending Balance: individually evaluated for impairment	$64	$80	$419	$74	$50	$-	$-	$687
Ending Balance: collectively evaluated for impairment	$739	$1,023	$2,495	$556	$880	$185	$279	$6,157

Loans:
Ending Balance: collectively evaluated for impairment	$57,474	$82,126	$226,100	$88,152	$37,172	$6,017	$39,992	$537,033
Ending Balance: individually evaluated for impairment	$743	$1,467	$7,530	$2,751	$921	$-	$2,232	$15,644

Ending Balance	$58,217	$83,593	$233,630	$90,903	$38,093	$6,017	$42,224	$552,677

Not included in this table are $28.5 million of acquired loans with deteriorated credit quality.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE F– OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned during the years ended December 31, 2015 and 2014 (dollars in thousands):

	December 31,	December 31,
	2015	2014
	(Dollars in thousands)

Beginning balance January 1	$1,585	$2,008
Sales	(635)	(1,440)
Write-downs and loss on sales	(139)	(251)
Transfers	590	1,268
Ending balance	$1,401	$1,585

At December 31, 2015 and December 31, 2014, the Company had $1.4 million and $1.6 million, respectively, of foreclosed residential real estate property in OREO. The Company did not have any recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure at December 31, 2015 and 2014, respectively.

NOTE G - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2015 and 2014:

	2015	2014
	(dollars in thousands)

Land	$5,520	$5,097
Buildings	14,841	13,615
Furniture and equipment	5,249	4,743
Leasehold improvements	144	144
Construction in progress	-	64
	25,754	23,663
Less accumulated depreciation	6,676	6,064

Total	$19,078	$17,599

Depreciation amounting to approximately $1.0 million, $736,000, and $522,000 for the years ended December 31, 2015, 2014, and 2013, respectively, is included in occupancy and equipment expense, data processing and other outsourced services expense and other expenses.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE G - PREMISES AND EQUIPMENT (Continued)

The Company has operating leases for its corporate offices and branches that expire at various times through 2026. Future minimum lease payments under the leases for years subsequent to December 31, 2015 are as follows:

Total Lease Payments
(dollars in thousands)

2016	$257
2017	188
2018	181
2019	193
2020	193
Years thereafter	794

$1,806

During 2015, 2014, and 2013, payments under operating leases were approximately $401,000, $290,000, and $185,000, respectively. Lease expense was accounted for on a straight line basis. Rental income earned on office space leased to third parties was $161,000 for 2015 and $84,000 for 2014. There was no rental income in 2013. Future rental income is expected to be immaterial to the consolidated financial statements of the Company.

NOTE H – GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes the changes in carrying amounts of goodwill and other intangibles (core deposit intangibles) for the periods presented.

		Core Deposit Intangible
			Accumulated
	Goodwill	Gross	Amortization	Net
	(In thousands)
Balance at January 1, 2013	$-	$1,269	$(971)	$298
Amortization expense	-	-	(116)	(116)
Balance at December 31, 2013	-	1,269	(1,087)	182
Goodwill and core deposit intangible resulting from merger	6,931	1,790	-	1,790
Amortization expense	-	-	(347)	(347)
Balance at December 31, 2014	6,931	3,059	(1,434)	1,625
Core deposit intangible resulting from branch acquisition	-	160	-	160
Amortization expense	-	-	(544)	(544)

Balance at December 31, 2015	$6,931	$3,219	$(1,978)	$1,241

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE H – GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The value of acquired core deposit relationships was determined using the present value of the difference between a market participant's cost of obtaining alternative funds and the cost to maintain the acquired deposit base. The Company’s core deposit intangible is amortized using the effective yield method over six years. The gross amount of the core deposit intangible is $3.2 million with $2.0 million being amortized and impaired to date, leaving a remaining net balance of $1.2 million as of December 31, 2015.

The table below summarizes the remaining core deposit intangible amortization (dollars in thousands):

2016	$432
2017	339
2018	246
2019	154
2020	61
Thereafter	9

$1,241

NOTE I – DEPOSITS

The scheduled maturities of time deposits at December 31, 2015 are as follows:

Total Time Deposits
(dollars in thousands)

2016	$180,772
2017	77,555
2018	15,911
2019	4,867
2020	6,949
Thereafter	-

$286,054

Time deposits with balances of $250,000 or more were $61.6 million and $58.9 million at December 31, 2015 and 2014, respectively.

NOTE J - REPURCHASE AGREEMENTS

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE J - REPURCHASE AGREEMENTS (Continued)

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements totaled $12.1 million and $15.7 million at December 31, 2015 and 2014, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in short-term borrowings as of December 31, 2015 and 2014 is presented in the following tables.

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
Government agency	$4,206	$-	$-	$-	$4,206
Mortgage-backed Securities	7,943	-	-	-	7,943
Total borrowings	$12,149	$-	$-	$-	$12,149
Gross amount of recognized liabilities for repurchase agreements					$12,149

	December 31, 2014

	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
Government agency	$4,909	$-	$-	$-	$4,909
Mortgage-backed Securities	8,228	-	-	-	8,228
Municipals	2,526	-	-	-	2,526
Total borrowings	$15,663	$-	$-	$-	$15,663
Gross amount of recognized liabilities for repurchase agreements					$15,663

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE K – SHORT-TERM AND LONG-TERM DEBT

At December 31, 2015, the Company had $29.7 million in short-term debt and $28.7 million in long-term debt. Short-term debt consisted of $12.4 million in Federal Home Loan Bank advances. Advances from the Federal Home Loan Bank are collateralized with loans as of December 31, 2015. Long-term debt consisted of $12.4 million in junior subordinated debentures and $20.7 million in Federal Home Loan Bank advances. The Federal Home Loan Bank advances are collateralized by $78.6 million of loans.

At December 31, 2014, the Company had $20.7 million in short-term debt and $25.6 million in long-term debt. Short-term debt consisted of $15.7 million in securities sold under agreements to repurchase and a $5.0 million Federal Home Loan Bank advance. Advances from the Federal Home Loan Bank are collateralized with loans as of December 31, 2014. Long-term debt consisted of $12.4 million in junior subordinated debentures and $13.2 million in Federal Home Loan Bank advances. The Federal Home Loan Bank advances are collateralized by $116.7 million of loans.

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date and are classified as short-term debt. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. These repurchase agreements are collateralized by U. S. Government agency obligations and all are floating rate. The following table presents certain information for securities sold under agreements to repurchase:

	2015	2014
	(Dollars in thousands)

Balance at December 31	$12,149	$15,663
Weighted average interest rate at December 31	0.34%	0.34%
Maximum amount outstanding at any month-end during the year	$13,405	$15,663
Average daily balance outstanding during the year	$13,337	$9,957
Average annual interest rate paid during the year	0.31%	0.35%

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE K – SHORT-TERM AND LONG TERM-DEBT (Continued)

At December 31, 2015, the Company had $33.9 million in advances from the Federal Home Loan Bank of Atlanta and no borrowings from the Federal Reserve Bank discount window. The advances include a premium on borrowings acquired of $344,000. Advances consisted of the following at December 31, 2015:

Date	Amount	Rate	Maturity
	(dollars in thousands)
Advance type:
Fixed rate credit	$12,000	0.34%	1/29/2016
Fixed rate hybrid	$5,080	3.47%	8/08/2016
Principal Reducing	444	0.57%	8/15/2016
Convertible	5,263	4.63%	6/28/2017
Fixed rate credit	10,000	1.38%	7/30/2018
Principal Reducing	1,067	1.09%	8/13/2018

On September 20, 2004, $12.4 million of junior subordinated debentures were issued to New Century Statutory Trust I (“the Trust”) in exchange for the proceeds of trust preferred securities issued by the Trust. All of the Trust’s common equity is owned by the Company. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the Trust is included in other assets.

The Company pays interest on the junior subordinated debentures at an annual rate, reset quarterly, equal to 3 month LIBOR plus 2.15%. The debentures are redeemable on September 20, 2009 or afterwards in whole or in part, on any March 20, June 20, September 20 or December 20. Redemption is mandatory at September 20, 2034. The Company has fully and unconditionally guaranteed repayment of the trust-preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2015.

Lines of credit amounted to $153.7 million with various correspondent banks with $33.5 million outstanding and $126.1 million available. Some of the lines of credit are secured and others unsecured with a variety of rates and terms.

NOTE L - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
	(dollars in thousands)
Current tax provision:
Federal	$2,094	$1,067	$823
State	354	240	227
Total current tax provision	2,448	1,307	1,050

Deferred tax provision:
Federal	752	123	526
State	218	7	227
Total deferred tax provision	970	130	753

Net income tax provision	$3,418	$1,437	$1,803

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE L - INCOME TAXES (Continued)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2015	2014	2013
	(dollars in thousands)

Income tax at federal statutory rate	$3,390	$1,290	$1,613
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	377	164	300
Tax-exempt interest income	(172)	(116)	(66)
Income from life insurance	(213)	(92)	(80)
Incentive stock option expense	13	18	9
Merger expenses	-	151	-
Other permanent differences	23	22	27

Provision for income taxes	$3,418	$1,437	$1,803

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2015 and 2014 are as follows:

	2015	2014
	(dollars in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$2,572	$2,553
Deferred compensation	305	281
Supplemental executive retirement plan	58	59
Acquisition accounting	1,624	2,710
Write-downs on foreclosed real estate	92	170
Other	157	98
Total deferred tax assets	4,808	5,871
Deferred tax liabilities relating to:
Premises and equipment	(1,285)	(1,207)
Deferred loan fees/costs	(57)	(35)
Unrealized gains on available-for-sale securities	(292)	(481)
Core deposit intangible	61	(91)
Other	(39)	(80)
Total deferred tax liabilities	(1,612)	(1,894)

Net recorded deferred tax asset, included in other assets	$3,196	$3,977

The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012. As of December 31, 2015 and 2014, the Company has no uncertain tax provisions.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE L - INCOME TAXES (Continued)

Deferred Tax Asset

The Company’s net deferred tax asset was $3.2 million and $4.0 million at December 31, 2015 and 2014. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of December 31, 2015, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations or other factors could impact the realization of the deferred tax asset in the future.

NOTE M – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the years ended December 31, 2015 and 2014.

	Year Ended
	December 31,
	2015	2014
	(In thousands)

Beginning balance	$809	$(108)

Unrealized (gain) loss on investment securities available for sale	(176)	1,408
Tax effect	65	(520)
Other comprehensive income (loss) before reclassification	(111)	888

Amounts reclassified from accumulated comprehensive income:
Realized (gain) loss on investment securities included in net income	(332)	46
Tax effect	124	(17)
Total reclassifications net of tax	(208)	29

Net current period other comprehensive income (loss)	(319)	917

Ending balance	$490	$809

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE N - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2015, that the Company meets all capital adequacy requirements to which it is subject. The Company’s significant assets are its investments in Select Bank & Trust Company and New Century Statutory Trust I.

Regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank. The North Carolina Commissioner of Banks and the FDIC are also authorized to prohibit the payment of dividends under certain other circumstances.

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions and holding companies became subject to the new Basel III capital requirements beginning on January 1, 2015. A new part of the capital ratios profile is the Common Equity Tier 1 risk-based ratio which does not include limited life components such as trust preferred securities and Small Business Lending Fund (“SBLF”) preferred stock. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).

As the following tables indicate, at December 31, 2015 and 2014, the Company and its Bank subsidiary both exceeded minimum regulatory capital requirements as specified in the tables below.

			Minimum for capital
	Actual		adequacy purposes
The Company:	Amount	Ratio	Amount	Ratio
December 31, 2015:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$115,805	16.01%	$57,852	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	108,784	15.04%	43,389	6.00%
Common Equity Tier 1 (to Risk-Weighted Assets)	89,139	12.33%	32,542	4.50%
Tier 1 Capital (to Average Assets)	108,784	13.81%	31,505	4.00%

			Minimum for capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio
December 31, 2014:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$107,018	17.70%	$48,302	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	100,174	16.56%	24,191	4.00%
Tier 1 Capital (to Average Assets)	100,174	13.10%	30,659	4.00%

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE N - REGULATORY MATTERS (Continued)

Select Bank & Trust Company’s actual capital amounts and ratios are presented in the table below as of December 31, 2015 and 2014:

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$111,773	15.47%	$57,809	8.00%	72,261	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	104,752	14.50%	43,357	6.00%	57,809	8.00%
Common equity Tier 1 (to Risk-Weight Assets)	104,752	14.50%	32,517	4.50%	46,970	6.50%
Tier 1 Capital (to Average Assets)	104,752	13.31%	31,483	4.00%	39,354	5.00%

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$103,495	17.13%	$48,340	8.00%	60,425	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	96,651	16.00%	24,170	4.00%	36,255	6.00%
Tier 1 Capital (to Average Assets)	96,651	12.64%	30,659	4.00%	38,324	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of December 31, 2015.

Management expects that the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the future.

NOTE O - OFF-BALANCE SHEET RISK

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
Years Ended December 31, 2015, 2014 and 2013

NOTE O - OFF-BALANCE SHEET RISK (Continued)

The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2015 is as follows:

Financial instruments whose contract amounts represent credit risk:	(In thousands)
Undisbursed commitments	$143,127
Letters of credit	1,723

The Company has legally binding delayed equity commitments to private investment funds. These commitments are not expected to be called, and therefore, are not reflected in the financial statements. The amount of these commitments at December 31, 2015 and 2014 was $200,000.

NOTE P – FAIR VALUE MEASUREMENTS

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
Years Ended December 31, 2015, 2014 and 2013

NOTE P – FAIR VALUE MEASUREMENTS (Continued)

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

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 (dollars in thousands):

Investment securities available for sale December 31, 2015	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$21,226	$-	$21,226	$-
Mortgage-backed securities - GSE’s	39,536	-	39,536	-
Municipal bonds	19,947	-	19,947	-

Total	$80,709	$-	$80,709	$-

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE P – FAIR VALUE MEASUREMENTS (Continued)

Investment securities available for sale December 31, 2014	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$27,921	$-	$27,921	$-
Mortgage-backed securities - GSE’s	53,304	-	53,304	-
Municipal bonds	21,010	-	21,010	-

Total	$102,235	$-	$102,235	$-

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve in the allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310,”Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2015, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

The significant unobservable input used in the fair value measurement of the Company’s impaired loans range between 4 - 50% and 5-47% discount from appraisals for expected liquidation and sales costs at December 31, 2015 and 2014, respectively.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the lower of cost or net realizable value, less the estimated costs to sell, at the date of foreclosure. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market adjusted for certain discounts. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy.

The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate range between 6 – 10% and 5 – 90% discount from appraisals for expected liquidation and sales costs at December 31, 2015 and 2014, respectively.

Assets held for sale

During 2015 two branch facilities were taken out service as part of the Company’s branch restructuring plan and reclassified as held for sale. The properties are recorded at the remaining book balance of the asset or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE P – FAIR VALUE MEASUREMENTS (Continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of December 31, 2015 and
December 31, 2014 (dollars in thousands):

Asset Category December 31, 2015	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$6,635	$-	$-	$6,635

Assets held for sale	846	-	-	846

Foreclosed real estate	1,401	-	-	1,401

Total	$8,882	$-	$-	$8,882

Asset Category December 31, 2014	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$6,896	$-	$-	$6,896

Foreclosed real estate	1,585	-	-	1,585

Total	$8,481	$-	$-	$8,481

As of December 31, 2015, the Bank identified $10.0 million in impaired loans, of which $10.0 million were carried at fair value on a non-recurring basis which included $1.6 million in loans that required a specific reserve of $94,000, and an additional $1.6 million in other loans without specific reserves that had charge-offs. As of December 31, 2014, the Bank identified $15.6 million in impaired loans, of which $7.6 million were carried at fair value on a non-recurring basis which included $6.0 million in loans that required a specific reserve of $687,000, and an additional $1.6 million in other loans without specific reserves that had charge-offs.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE P – FAIR VALUE MEASUREMENTS (Continued)

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

The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 2015 and 2014:

	December 31, 2015
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets:
Cash and due from banks	$12,567	$12,567	$12,567	$-	$-
Certificates of deposits	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	49,842	49,842	49,842	-	-
Investment securities available for sale	80,709	80,709	-	80,709	-
Loans, net	610,377	615,754	-	-	615,754
Accrued interest receivable	2,350	2,350	-	-	2,350
Stock in the FHLB	2,112	2,112	-	-	2,112
Other non-marketable securities	705	705	-	-	705
Assets held for sale	846	846	-	-	846

Financial liabilities:
Deposits	$651,161	$651,255	$-	$651,255	$-
Short-term debt	29,673	29,673	-	29,673	-
Long-term debt	28,703	23,718	-	23,718	-
Accrued interest payable	232	232	-	232	-

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE P – FAIR VALUE MEASUREMENTS (Continued)

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE P – FAIR VALUE MEASUREMENTS (Continued)

Other Non-Marketable Securities

The fair value of equity instruments in other non-marketable securities is assumed to approximate carrying value.

Assets Held for Sale

The fair value of assets held for sale approximates the carrying value.

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

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Plan

The Company has a 401(k) Plan and substantially all employees participate in the Plan. The Company matches 100% of the first 6% of an employee’s compensation contributed to the plan. Expenses attributable to the Plan amounted to $365,000, $318,000, and $267,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Employment Agreements

The Company has entered into employment agreements with five executive officers to promote a stable and competent management base. These agreements provide for benefits as specified in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers' right to

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

receive certain vested rights, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will generally be bound by the terms of those contracts.

Supplemental Executive Retirement Plans

The Company implemented a nonqualified supplemental executive retirement plan for the former Chief Executive Officer during 2003. Benefits accrued and vested during the period of employment, and will be paid in monthly benefit payments over the officer’s life after retirement. Provisions of $130,000, $15,000, and $17,000 were expensed for future benefits to be provided under this plan during 2015, 2014 and 2013, respectively. In conjunction with the implementation of this plan, the Company has purchased life insurance on certain key officers to help offset plan accruals. The life insurance policies provide the payment of a death benefit in the event an insured officer dies prior to attainment of retirement age. The total liability under this plan at December 31, 2015 and 2014 was $345,000 and $275,000, respectively.

As part of the acquisition of Progressive State Bank (“Progressive”), the Company assumed a liability for the supplemental early retirement plan for Progressive’s Chief Executive Officer. Provisions of $18,000, $18,000, and $19,000 and were expensed in 2015, 2014 and 2013, resulting in a total liability of $345,000 and $362,000 as of December 31, 2015 and 2014, respectively. Corresponding to this liability, Progressive had purchased a life insurance policy on a key officer to help offset the expense associated with future benefit payments. This policy was acquired by the Company upon its acquisition of Progressive.

Directors Deferred Compensation

The Company has instituted a Directors’ Deferral Plan (“Deferral Plan”) whereby individual directors may elect annually to defer receipt of all or a designated portion of their directors’ fees for the coming year. Amounts so deferred are used to purchase shares of the Company’s common stock on the open market by the administrator of the Deferral Plan or to issue shares from the Company’s authorized but unissued shares, with such deferred compensation disbursed in the future as specified by the director at the time of his or her deferral election. All deferral amounts and matching contributions, if any, are paid into a rabbi trust with a separate account for each participant under the plan. Net compensation and other expenses attributable to this plan for the years ended December 31, 2015, 2014 and 2013 were $18,000, $145,000, and $199,000, respectively. The Directors’ Deferral Plan was amended and restated on September 22, 2015 to ensure compliance with applicable regulations and to provide that the eventual payment of compensation deferred under the plan may be made only in the form of the Registrant’s common stock. A liability of $2.1 million and $2.1 million related to this plan is included in shareholders’ equity for December 31, 2015 and 2014, respectively.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans

The Company has shareholder approved stock option plans under which options are granted to directors and employees of the Company and its subsidiary.

•	On May 11, 2010, the shareholders of the Company approved the implementation of the New Century Bancorp, Inc. 2010 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights. Incentive stock options under the Omnibus Plan vest over a five-year period with none vested at the time of grant. Officers and other full-time employees of the Company and the Bank, including executive officers and directors, are eligible to receive awards under the Omnibus Plan. However, no projections have been made as to specific award terms or recipients. There were 40,000 incentive stock options granted in 2015 and no incentive stock options granted under this plan in 2014.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

In 2014 the Company did not grant any stock options. For years when stock options were granted the estimated weighted average fair market value of each option awarded, using the Black-Scholes option pricing model, together with the assumptions used in estimating those weighted average fair values, are displayed below:

	2015	2014	2013

Estimated fair value of options granted	$3.74	$-	$3.40

Assumptions in estimating average option values:
Risk-free interest rate	1.87%	-%	1.34%
Dividend yield	-%	-%	0%
Volatility	48.13%	-%	49.28%
Expected life (in years)	8.00	-	8.00

A summary of the Company’s option plans as of and for the year ended December 31, 2015 is as follows:

		Outstanding Options		Exercisable Options
	Shares		Weighted		Weighted
	Available		Average		Average
	for Future	Number	Exercise	Number	Exercise
	Grants	Outstanding	Price	Outstanding	Price

At December 31, 2014	634,741	444,218	$5.78	429,922	$5.79

Options authorized	-	-	-	-	-
Options acquired	-	-	-	-	-
Options granted/vested	(40,000)	40,000	6.92	6,100	5.38
Options exercised	205,031	(205,031)	4.01	(205,031)	4.01
Options expired	8,281	(8,281)	10.99	(8,281)	10.99
Options forfeited	23,049	(23,049)	6.16	(22,569)	$6.40

At December 31, 2015	831,102	247,857	$7.22	200,141	$7.34

The aggregate intrinsic value of options outstanding as of December 31, 2015 and 2014 was $558,000 and $1.2 million, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2015 and 2014 was $493,000 and $1.1 million, respectively. The unrecognized compensation expense for outstanding options at December 31, 2015, 2014, and 2013 was $29,000, $30,000, and $47,000, respectively. As of December 31, 2015, this cost is expected to be recognized over a weighted average period of 1.68 years.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

The weighted average remaining life of options outstanding and options exercisable as of December 31, 2015 was 4.33 years and 3.30 years, respectively. The weighted average remaining life of options outstanding and options exercisable as of December 31, 2014 was 3.43 years and 3.21 years, respectively. Information regarding the stock options outstanding at December 31, 2015 is summarized below:

	Number	Number
	of options	of options
Range of Exercise Prices	outstanding	exercisable

$2.25 - $7.07	193,057	145,341
$7.08 - $10.69	10,000	10,000
$10.70 - $16.22	44,800	44,800

Outstanding at end of year	247,857	200,141

A summary of the status of the Company’s non-vested options as of December 31, 2015 and changes during the year ended December 31, 2015, is presented below:

		Weighted-Average
		Grant Date
Non-vested Options	Options	Fair Value

Non-vested at December 31, 2014	14,295	$2.87
Granted	40,000	3.74
Vested	(6,100)	2.80
Expired	-	-
Forfeited	(480)	5.25
Non-vested at December 31, 2015	47,715	3.62

For the years ended December 31, 2015, 2014 and 2013, the intrinsic value of options exercised was $836,000, $81,000 and $8,000, respectively. For the years ended December 31, 2015, 2014 and 2013, the grant-date fair value of options vested was $17,000, $21,000, and $31,000, respectively. In addition, vested stock options acquired in the merger had a fair value of $634,000. For the year ended December 31, 2015 and 2014, $821,000 and $218,000 in cash was received from stock option exercises, respectively.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE R - PARENT COMPANY FINANCIAL DATA

Following are the condensed balance sheets of Select Bancorp as of and for the years ended December 31, 2015 and 2014 and the related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2015:

Condensed Balance Sheets

December 31, 2015 and 2014

(dollars in thousands)

	2015	2014
Assets
Cash balances with Select Bank & Trust	$126	$2,990
Investment in Select Bank & Trust	112,670	106,162
Investment in New Century Statutory Trust I	540	531
Other assets	3,931	556
Total Assets	$117,267	$110,239

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Accrued interest and other liabilities	193	182
Total Liabilities	12,565	12,554

Shareholders’ equity:
Preferred stock	7,645	7,645
Common stock	11,583	11,378
Additional paid-in capital	69,061	68,406
Retained earnings	15,923	9,447
Common stock issued to deferred compensation trust	(2,139)	(2,121)
Directors’ Deferred Compensation Plan Rabbi Trust	2,139	2,121
Accumulated other comprehensive income	490	809
Total Shareholders’ Equity	104,702	97,685

Total Liabilities and Shareholders’ Equity	$117,267	$110,239

Condensed Statements of Operations

Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)

	2015	2014	2013

Equity in earnings of subsidiaries	$7,084	$2,715	$3,211
Operating expense	(805)	(526)	(404)
Income tax benefit	274	168	134

Net income	$6,553	$2,357	$2,941

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE R - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)

	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,553	$2,357	$2,941
Equity in undistributed income of subsidiaries	(6,836)	(2,715)	(3,211)
Stock based compensation	39	91	-
Net change in other assets	(3,375)	(272)	(174)
Net change in other liabilities	11	25	10
Net cash used in operating activities	(3,608)	(514)	(434)

CASH FLOW FROM INVESTING ACTIVITIES
Cash received from acquisition	-	2,056	-
Net cash provided by investing activities -	2,056	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock option issuance	821	218	44
Dividends	(77)	(38)	221

Net cash provided by financing activities	744	180	265

Net increase (decrease) in cash and cash equivalents	(2,864)	1,722	(169)

Cash and cash equivalents at beginning of year	2,990	1,268	1,437

Cash and cash equivalents, end of year	$126	$2,990	$1,268

NOTE S - RELATED PARTY TRANSACTIONS

The Bank has had, and expects to have in the future, banking and other transactions in the ordinary course of business with certain of its current directors, nominees for director, executive officers and associates. All such transactions are made on substantially that same terms, including interest rates, repayment terms and collateral, as those prevailing for comparable transactions with persons not related to the lender, and do not involve more than the normal risk of collection or present other unfavorable features.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

NOTE T – CAPITAL TRANSACTIONS

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

Treasury. The shares of Series A stock are redeemable at the option of Select Bancorp, upon receipt of any required regulatory approvals. As noted below, all outstanding shares of the Series A stock were redeemed subsequent to December 31, 2015.

NOTE U – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date and time the financial statements were issued. On January 20, 2016, the 7,645 shares of Series A stock issued under the SBLF program were repaid in full at par.

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

Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting as of December 31, 2015, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−Integrated Framework (2013) (the “2013 Framework”).

Based on this assessment, Management has concluded that that the Company’s internal control over financial reporting as of December 31, 2015 was effective based on those criteria.

In May of 2013, COSO released an updated version of its Internal Control—Integrated Framework (the “2013 Framework”). The 2013 Framework is intended to address changes in the business, operating, and regulatory environment that have occurred since COSO issued the 1992 Framework. COSO considers the 1992 Framework to have been superseded by the 2013 Framework after December 15, 2015. As noted above, Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2015 was based on the 2013 Framework.

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

Date: March 24, 2016	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: March 24, 2016	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the fourth quarter of 2015. Management has concluded that there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2015 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

Part III

Item 10 – Directors, Executive Officers AND CORPORATE GOVERNANCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

The Registrant has adopted a code of ethics that applies, among others to its principal executive officer and principal financial officer. The Registrant’s code of ethics will be provided to any person upon written request made to Ms. Brenda Bonner, Select Bancorp, Inc., 700 W. Cumberland Street, Dunn, NC 28334.

Item 11 - Executive Compensation

Incorporated by reference to the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

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

The following chart contains details of the grants:

Number of securities
remaining available
		Weighted-average	for future issuance
	Number of securities	exercise price of	under equity
	to be issued upon	outstanding	compensation plans
	exercise of	options,	(excluding securities
Plan Category	outstanding options,	warrants and rights	reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	247,857	$7.22	831,102
Equity compensation plans not approved by security holders	none	n/a	none

Total	247,857	$7.22	831,102

Item 13 - Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

PART IV

Item 15 – Exhibits and FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial statements required to be filed by Item 8 of this Form:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the years ended
December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

Exhibits

2(i)	Agreement and Plan of Merger and Reorganization dated September 30, 2013, by and between New Century Bancorp, Inc., New Century Bank, Select Bancorp, Inc. and Select Bank & Trust Company(7)

3(i)	Articles of Incorporation of Registrant(1)

3(ii)	Articles of Amendment of Registrant(8)

3(iii)	Bylaws of Registrant(1)

4	Form of Stock Certificate(1)

10(i)	2000 Incentive Stock Option Plan, a compensatory plan(2)

10(ii)	2000 Nonstatutory Stock Option Plan, a compensatory plan(2)

10(iii)	Employment Agreement of William L. Hedgepeth II, a management contract(3)

10(iv)	2004 Incentive Stock Option Plan, a compensatory plan(2)

10(v)	Directors’ Deferral Plan, as amended and restated(4)

10(vi)	2010 Omnibus Stock Ownership and Long Term Incentive Plan(5)

10(vii)	Employment Agreement of D. Richard Tobin, Jr., a management contract(9)

10(viii)	Employment Agreement of Gary J. Brock, a management contract(10)

10(ix)	Employment Agreement of Lynn H. Johnson, a management contract

10(x)	Employment Agreement of Mark A. Jeffries, a management contract

10(xi)	Small Business Lending Fund – Securities Purchase Agreement dated August 9, 2011(10)

10(xii)	Post-Merger Side Letter dated July 25, 2014(10)

21	Subsidiaries (Filed herewith)

23	Consent of Dixon Hughes Goodman LLP (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

101	The following financial information formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

1.	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

2.	Incorporated by reference from Registrant's Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.

3.	Incorporated by reference from Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008.

4.	Incorporated by reference from Registrant’s Current Report on 8-K, filed with the Securities and Exchange Commission on November 22, 2011.

5.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2010.

6.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2011.

7.	Incorporated by reference from the Registrant’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on January 15, 2014.

8.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 26, 2011.

9.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2013.

10.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.
Registrant

	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth, II
Date: March 24, 2016		President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William L. Hedgepeth, II	March 24, 2016
William L. Hedgepeth, II., President,
Chief Executive Officer and Director

/s/ Mark A. Jeffries	March 24, 2016
Mark A. Jeffries, Executive Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ J. Gary Ciccone	March 24, 2016
J. Gary Ciccone, Director

/s/ John W. McCauley	March 24, 2016
John W. McCauley, Director

/s/ Oscar N. Harris	March 24, 2016
Oscar N. Harris, Director

/s/ James H. Glen, Jr.	March 24, 2016
James H. Glen, Jr. Director

/s/ Gerald W. Hayes, Jr.	March 24, 2016
Gerald W. Hayes, Jr., Director

/s/ Alicia S. Hawk	March 24, 2016
Alicia S. Hawk, Director

/s/ Ronald V. Jackson	March 24, 2016
Ronald V. Jackson, Director

/s/ V. Parker Overton	March 24, 2016
V. Parker Overton, Director

/s/ Carlie C. McLamb Jr.	March 24, 2016
Carlie C. McLamb Jr., Director

/s/ K. Clark Stallings	March 24, 2016
K. Clark Stallings, Director

/s/ Anthony E. Rand	March 24, 2016
Anthony E. Rand, Director

/s/ Sharon L. Raynor	March 24, 2016
Sharon L. Raynor, Director

/s/ W. Lyndo Tippett	March 24, 2016
W. Lyndo Tippett, Director

EXHIBIT INDEX

Exhibit Number	Exhibit

2(i)	Agreement and Plan of Merger and Reorganization dated September 30, 2013, by and between New Century Bancorp, Inc., New Century Bank, Select Bancorp, Inc. and Select Bank & Trust Company	*

3(i)	Articles of Incorporation	*

3(ii)	Articles of Amendment	*

3(iii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	2000 Incentive Stock Option Plan	*

10(ii)	2000 Nonstatutory Stock Option Plan	*

10(iii)	Employment Agreement with William L. Hedgepeth II	*

10(iv)	2004 Incentive Stock Option Plan	*

10(v)	Directors’ Deferral Plan, as amended and restated	*

10(vi)	2010 Omnibus Stock Ownership and Long Term Incentive Plan	*

10(vii)	Employment Agreement of D. Richard Tobin, Jr.	*

10(viii)	Employment Agreement of Gary J. Brock, a management contract	*

10(ix)	Employment Agreement of Lynn H. Johnson, a management contract	*

10(x)	Employment Agreement of Mark A. Jeffries, a management contract	*

10(xi)	Small Business Lending Fund – Securities Purchase Agreement dated August 9, 2011	*

10(xii)	Post-Merger Side Letter dated July 25, 2014	*

21	Subsidiaries	Filed herewith

23	Consent of Dixon Hughes Goodman LLP	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

101	The following financial information formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text	Filed herewith

*	Incorporated by reference

- 130 -