Form 10-Q
period 2016-03-31
SELECT BANCORP, INC.
filed 2016-05-13
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

As of May 3, 2016, the Registrant had outstanding 11,592,045 shares of Common Stock, $1.00 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

SELECT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31,
	(Unaudited)	2015*
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$10,795	$12,567
Interest-earning deposits in other banks	56,401	49,842
Certificates of deposit	1,000	1,000
Investment securities available for sale, at fair value	77,122	80,709
Loans	629,619	617,398
Allowance for loan losses	(7,527)	(7,021)

NET LOANS	622,092	610,377

Accrued interest receivable	2,408	2,350
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	2,318	2,112
Other non-marketable securities	753	705
Foreclosed real estate	1,888	1,401
Premises and equipment, net	18,979	19,078
Bank owned life insurance	21,740	21,592
Goodwill	6,931	6,931
Core deposit intangible (“CDI”)	1,125	1,241
Assets held for sale	846	846
Other assets	5,997	6,264

TOTAL ASSETS	$830,395	$817,015

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$153,732	$148,304
Savings	39,696	37,353
Money market and NOW	173,694	179,450
Time	300,532	286,054

TOTAL DEPOSITS	667,654	651,161

Short-term debt	31,218	29,673
Long-term debt	28,559	28,703
Accrued interest payable	252	232
Accrued expenses and other liabilities	3,502	2,544

TOTAL LIABILITIES	731,185	712,313
Shareholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized; 0 and 7,645 shares issued and outstanding at March 31, 2016 and December 31, 2015	-	7,645
Common stock, $1.00 par value, 25,000,000 shares authorized; 11,584,011 and 11,583,011 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	11,584	11,583
Additional paid-in capital	69,251	69,061
Retained earnings	17,422	15,923
Common stock issued to deferred compensation trust, at cost; 260,838 and 253,538 shares at March 31, 2016 and December 31, 2015, respectively	(2,170)	(2,139)
Directors’ Deferred Compensation Plan Rabbi Trust	2,170	2,139
Accumulated other comprehensive income	953	490

TOTAL SHAREHOLDERS’ EQUITY	99,210	104,702

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$830,395	$817,015

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except share
	and per share data)
INTEREST INCOME
Loans	$7,965	$7,749
Federal funds sold and interest-earning deposits in other banks	77	25
Investments	390	468

TOTAL INTEREST INCOME	8,432	8,242

INTEREST EXPENSE
Money market, NOW and savings deposits	99	99
Time deposits	661	721
Short-term debt	34	21
Long-term debt	133	98

TOTAL INTEREST EXPENSE	927	939

NET INTEREST INCOME	7,505	7,303

PROVISION FOR LOAN LOSSES	352	130

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,153	7,173

NON-INTEREST INCOME
Gain on the sale of securities	22	85
Service charges on deposit accounts	247	259
Other fees and income	597	519

TOTAL NON-INTEREST INCOME	866	863

NON-INTEREST EXPENSE
Personnel	3,202	3,061
Occupancy and equipment	574	547
Deposit insurance	126	161
Professional fees	235	355
CDI amortization	116	155
Information systems	509	363
Foreclosure-related expenses	39	24
Other	819	704

TOTAL NON-INTEREST EXPENSE	5,620	5,370

INCOME BEFORE INCOME TAX	2,399	2,666

INCOME TAXES	896	923

NET INCOME	1,503	1,743
DIVIDENDS ON PREFERRED STOCK	4	19

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,499	$1,724

NET INCOME PER COMMON SHAREHOLDERS
Basic	$0.13	$0.15
Diluted	$0.13	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,583,440	11,426,378
Diluted	11,626,609	11,510,147

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Net income	$1,503	$1,743

Other comprehensive income (loss):
Unrealized gain on investment securities available for sale	761	608
Tax effect	(284)	(234)
	477	374

Reclassification adjustment for gain included in net income	(22)	(85)
Tax effect	8	33
	(14)	(52)

Total	463	322

Total comprehensive income	$1,966	$2,065

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

							Common
							Stock		Accumulated
							Issued		Other
					Additional		to Deferred		Compre-	Total
	Preferred Stock		Common Stock		paid-in	Retained	Compensation	Deferred	hensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Trust	Comp Plan	Income	Equity
Balance at December 31, 2014	7,645	$7,645	11,377,980	$11,378	$68,406	$9,447	$(2,121)	$2,121	$809	$97,685
Net income	-	-	-	-	-	1,743	-	-	-	1,743
Other comprehensive income, net	-	-	-	-	-	-	-	-	322	322
Preferred stock dividends paid	-	-	-	-	-	(19)	-	-	-	(19)
Stock option exercises	-	-	80,581	81	271	-	-	-	-	352
Stock based compensation	-	-	-	-	8	-	-	-	-	8
Director equity incentive plan, net	-	-	-	-	-	-	39	(39)	-	-
Balance at March 31, 2015	7,645	$7,645	11,458,561	$11,459	$68,685	$11,171	$(2,082)	$2,082	$1,131	$100,091

Balance at December 31, 2015	7,645	$7,645	11,583,011	$11,583	$69,061	$15,923	$(2,139)	$2,139	$490	$104,702
Net income	-	-	-	-	-	1,503	-	-	-	1,503
Other comprehensive income, net	-	-	-	-	-	-	-	-	463	463
Preferred stock dividends paid	-	-	-	-	-	(4)	-	-	-	(4)
Preferred stock redemption	(7,645)	(7,645)	-	-	-	-	-	-	-	(7,645)
Stock option exercises	-	-	1,000	1	172	-	-	-	-	173
Stock based compensation	-	-	-	-	18	-	-	-	-	18
Director equity incentive plan, net	-	-	-	-	-	-	(31)	31	-	-
Balance at March 31, 2016	-	$-	11,584,011	$11,584	$69,251	$17,422	$(2,170)	$2,170	$953	$99,210

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,503	$1,743
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	352	130
Depreciation and amortization of premises and equipment	259	245
Amortization and accretion of investment securities	194	263
Amortization of deferred loan fees and costs	(114)	(70)
Amortization of core deposit intangible	116	155
Stock-based compensation	18	8
Accretion on acquired loans	(270)	(572)
Amortization of acquisition premium on time deposits	(203)	(237)
Net accretion of acquisition discount on borrowings	(77)	(111)
Increase in cash surrender value of bank owned life insurance	(148)	(155)
Net loss on sale and write-downs of foreclosed real estate	32	22
Net gain on investment security sales	(22)	(85)
Change in assets and liabilities:
Net change in accrued interest receivable	(58)	143
Net change in other assets	(9)	835
Net change in accrued expenses and other liabilities	978	340

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,551	2,654

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	(206)	37
Redemption (purchase) of non-marketable security	(48)	64
Purchase of investment securities available for sale	(1,518)	(7,057)
Maturities of investment securities available for sale	1,777	2,460
Mortgage-backed securities pay-downs	3,293	2,469
Proceeds from sale of investment securities available for sale	602	3,443
Net change in loans outstanding	(12,236)	(6,298)
Proceeds from sale of foreclosed real estate	34	376
Purchases of premises and equipment	(160)	(37)

NET CASH USED BY INVESTING ACTIVITIES	(8,462)	(4,543)

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$16,696	$(18,145)
Proceeds from short-term debt	16,000	-
Repayments on short-term debt	(14,422)	(1,754)
Repayments on long-term debt	(100)	(267)
Preferred stock dividends paid	(4)	(19)
Redemption of preferred stock	(7,645)	-
Proceeds from stock option exercises	173	352

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,698	(19,833)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,787	(21,722)

CASH AND CASH EQUIVALENTS, BEGINNING	63,409	58,410

CASH AND CASH EQUIVALENTS, ENDING	$68,196	$36,688

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$907	$991
Taxes	-	-

Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	463	322
Transfers from loans to foreclosed real estate	553	-

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2016. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the March 31, 2016 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At March 31, 2016 and 2015 there were 121,300 and 111,080 anti-dilutive options outstanding, respectively.

	Three Months Ended
	March 31,
	2016	2015
Weighted average shares used for basic net income per share	11,583,440	11,426,378
Effect of dilutive stock options	43,169	83,769
Weighted average shares used for diluted net income per share	11,626,609	11,510,147

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In September 2015, the FASB issued Accounting Standard Update 2015-16, Simplifying the Accounting for Measurement Period Adjustments (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015. The Company adopted this guidance as of January 1, 2016 with no material effect on its financial statements.

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

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements. In March 2016, the FASB further amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic718): Improvements to Employee Share-based Payment Accounting, to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is currently evaluating the expected impact of these amendments to its financial statements and expects a positive impact to net earnings at the time of adoption as recording of any excess tax benefit will be through the income statement rather than additional paid in capital.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted this guidance as of January 1, 2016 with no material effect on its financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company adopted this guidance as of January 1, 2016 with no material effect on its financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements amendment to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective for fiscal years beginning after December 15, 2015. The Company adopted this guidance as of January 1, 2016 with no material effect on its financial statements.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This Update is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets – referred to as “leases” – to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. A leasee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current guidelines, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a leasee primarily will depend on its classification as a finance or operating lease. However, the new ASU will require both types of leases to be recognized on the balance sheet. The Update also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lease will remain largely unchanged from current guidance. The amendments are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2018. Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three months ended March 31, 2016. Valuation techniques are consistent with techniques used in prior periods.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

Investment securities available for sale March 31, 2016	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE’s	$21,243	$-	$21,243	$-
Mortgage-backed securities - GSE’s	36,729	-	36,729	-
Municipal bonds	19,150	-	19,150	-

Total	$77,122	$-	$77,122	$-

Investment securities available for sale December 31, 2015	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE’s	$21,226	$-	$21,226	$-
Mortgage-backed securities - GSE’s	39,536	-	39,536	-
Municipal bonds	19,947	-	19,947	-

Total	$80,709	$-	$80,709	$-

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2016 and December 31, 2015, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At March 31, 2016, the discounts used are weighted between 4% and 50%. There were no transfers between levels from the prior reporting periods and there have been no changes in valuation techniques for the three months ended March 31, 2016.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate is the discount applied to appraised values to account for expected liquidation and selling costs. At March 31, 2016, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three months ended March 31, 2016.

Assets held for sale

During 2015, a branch facility was taken out service as part of the Company’s branch restructuring plan and reclassified as held for sale. The property is recorded at the remaining book balance of the asset or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

Asset Category March 31, 2016	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,594	$-	$-	$6,594
Asset held for sale	846	-	-	846
Foreclosed real estate	1,888	-	-	1,888

Total	$9,328	$-	$-	$9,328

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

Asset Category December 31, 2015	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,635	$-	$-	$6,635
Assets held for sale	846	-	-	846
Foreclosed real estate	1,401	-	-	1,401

Total	$8,882	$-	$-	$8,882

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$10,795	$10,795	$10,795	$-	$-
Certificates of deposit	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	56,401	56,401	56,401	-	-
Investment securities available for sale	77,122	77,122	-	77,122	-
Loans, net	622,092	629,596	-	-	629,596
Accrued interest receivable	2,408	2,408	-	-	2,408
Stock in FHLB	2,318	2,318	-	-	2,318
Other non-marketable securities	753	753	-	-	753

Financial liabilities:
Deposits	$667,654	$668,072	$-	$668,072	$-
Short-term debt	31,218	31,218	-	31,218	-
Long-term debt	28,559	23,574	-	23,574	-
Accrued interest payable	252	252	-	252	-

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

Long-term Debt

The fair values of long-term debt instruments are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investments (“AFS”), with gross unrealized gains and losses, follow:

	March 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$21,112	$157	$(26)	$21,243
Mortgage-backed securities – GSE’s	35,821	910	(2)	36,729
Municipal bonds	18,669	521	(40)	19,150

	$75,602	$1,588	$(68)	$77,122

As of March 31, 2016, accumulated other comprehensive gains included net unrealized gains totaling $1.5 million. Deferred tax liabilities resulting from these net unrealized gains totaled $567,000.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E- INVESTMENT SECURITIES (continued)

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	March 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
Within 1 year	$2,061	$6	$-	$2,067
After 1 year but within 5 years	47,042	1,027	(27)	48,042
After 5 years but within 10 years	18,666	257	(5)	18,918
After 10 years	7,833	298	(36)	8,095

	$75,602	$1,588	$(68)	$77,122

As of March 31, 2016, accumulated other comprehensive income included net unrealized gains totaling $1.5 million. Deferred tax liabilities resulting from these unrealized gains totaled $567,000.

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
Within 1 year	$1,361	$6	$-	$1,367
After 1 year but within 5 years	52,577	628	(99)	53,106
After 5 years but within 10 years	17,297	146	(161)	17,282
After 10 years	8,693	261	-	8,954

	$79,928	$1,041	$(260)	$80,709

As of December 31, 2015, accumulated other comprehensive income included net unrealized gains totaling $781,000. Deferred tax liabilities resulting from these unrealized gains totaled $291,000.

Securities with a carrying value of $44.8 million and $45.2 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

Since none of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended March 31, 2016 and December 31, 2015. In 2015 the Company incurred a loss on the disposal of one security and has not realized any losses related to securities sales in 2016.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E- INVESTMENT SECURITIES (continued)

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Securities available for sale:
U.S. government agencies- GSE’s	$1,008	$(3)	$3,306	$(23)	$4,314	$(26)
Mortgage-backed securities- GSE’s	1,049	(2)	-	-	1,049	(2)
Municipal bonds	755	(40)	-	-	755	(40)
Total temporarily impaired securities	$2,812	$(45)	$3,306	$(23)	$6,118	$(68)

At March 31, 2016, the Company had three AFS securities with an unrealized loss for twelve or more consecutive months. Three U.S. government agency GSE’s had unrealized losses for more than twelve months totaling $23,000 at March 31, 2016. One U.S. government agency GSE, one mortgage-backed GSE, and two municipal bonds had unrealized losses for less than twelve months totaling $45,000 at March 31, 2016. All unrealized losses are attributable to the general trend of interest rates. During the first quarter of 2016 gross proceeds of investment sales amounted to $602,000 and gains of $22,000.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS

Following is a summary of the composition of the Company’s loan portfolio at March 31, 2016 and December 31, 2015:

	March 31,		December 31,
Total Loans:	2016		2015
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)
Real estate loans:
1-to-4 family residential	$89,476	14.21%	$87,955	14.25%
Commercial real estate	258,888	41.12%	259,259	41.99%
Multi-family residential	42,609	6.77%	40,738	6.60%
Construction	111,317	17.68%	107,688	17.44%
Home equity lines of credit (“HELOC”)	42,017	6.67%	42,002	6.80%

Total real estate loans	544,307	86.45%	537,642	87.08%

Other loans:
Commercial and industrial	77,984	12.39%	73,491	11.90%
Loans to individuals	8,347	1.32%	7,207	1.17%
Overdrafts	58	0.01%	48	0.01%
Total other loans	86,389	13.72%	80,746	13.08%

Gross loans	630,696		618,388
Less deferred loan origination fees, net	(1,077)	(0.17)%	(990)	(0.16)%
Total loans	629,619	100.00%	617,398	100.00%

Allowance for loan losses	(7,527)		(7,021)

Total loans, net	$622,092		$610,377

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Loans are primarily secured by real estate located in eastern and central North Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

At March 31, 2016, the Company had pre-approved but unused lines of credit for customers totaling $151.8 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

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

NOTE F - LOANS (continued)

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of March 31, 2016 and December 31, 2015, respectively:

Total Loans:	March 31, 2016
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)

Commercial and industrial	$315	$41	$356	$77,628	$77,984
Construction	113	431	544	110,773	111,317
Multi-family residential	25	370	395	42,214	42,609
Commercial real estate	892	4,448	5,340	253,548	258,888
Loans to individuals & overdrafts	5	-	5	8,400	8,405
1-to-4 family residential	1,404	900	2,304	87,172	89,476
HELOC	90	404	494	41,523	42,017
Deferred loan (fees) cost, net	-	-	-	-	(1,077)

	$2,844	$6,594	$9,438	$621,258	$629,619

There was one loan that amounted to $143,000 that was more than 90 days past due and still accruing interest at March 31, 2016.

	December 31, 2015
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(dollars in thousands)

Total Loans
Commercial and industrial	$455	$13	$468	$73,023	$73,491
Construction	-	523	523	107,165	107,688
Multi-family residential	44	431	475	40,263	40,738
Commercial real estate	1,214	3,711	4,925	254,334	259,259
Loans to individuals & overdrafts	14	4	18	7,237	7,255
1-to-4 family residential	650	1,594	2,244	85,711	87,955
HELOC	124	359	483	41,519	42,002
Deferred loan (fees) cost, net	-	-	-	-	(990)
	$2,501	$6,635	$9,136	$609,252	$617,398

There was one loan in the amount of $142,000 greater than 90 days past due and still accruing interest at December 31, 2015.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of
March 31, 2016 and December 31, 2015:

				Three months ended
		Contractual		March 31, 2016
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$46	$46	$-	$23	$4
Construction	604	754	-	610	4
Commercial real estate	3,250	4,810	-	4,128	42
Loans to individuals & overdrafts	132	133	-	118	2
HELOC	693	864	-	696	8
1-to-4 family residential	1,263	1,786	-	1,662	17

Subtotal:	5,988	8,393	-	7,237	77
With an allowance recorded:
Commercial and industrial	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	3,136	3,783	149	2,172	14
HELOC	48	50	49	24	1
1-to-4 family residential	351	351	13	321	6
Subtotal:	3,535	4,184	211	2,517	21
Totals:
Commercial	7,036	9,393	149	6,933	64
Consumer	132	133	-	118	2
Residential	2,355	3,051	62	2,703	32

Grand Total:	$9,523	$12,577	$211	$9,754	$98

Impaired loans at March 31, 2016 were approximately $9.5 million and were composed of $6.6 million in non-accrual loans and $2.9 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $3.5 million in impaired loans had specific allowances provided for them while the remaining $6.0 million had no specific allowances recorded at March 31, 2016. Of the $6.0 million with no allowance recorded, $1.5 million of those loans have had partial charge-offs recorded.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Impaired Loans (continued)

				Three months ended
	As of December 31, 2015			March 31, 2015
		Contractual
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$105	$106	$-	$541	$3
Construction	615	764	-	1,177	13
Commercial real estate	5,006	7,229	-	2,712	73
Multi-family residential	-	-	-	2,216	22
HELOC	699	868	-	637	11
1-to-4 family residential	2,061	2,666	-	2,422	31

Subtotal:	8,486	11,633	-	9,705	153
With an allowance recorded:
Commercial and industrial	13	13	2	138	-
Construction	-	-	-	166	1
Commercial real estate	1,248	1,314	73	4,671	60
Loans to individuals & overdrafts	4	4	4	-	-
HELOC	-	-	-	283	-
1-to-4 family residential	290	290	15	545	5
Subtotal:	1,555	1,621	94	5,803	66
Totals:
Commercial	6,987	9,426	75	11,621	172
Consumer	4	4	4	-	-
Residential	3,050	3,824	15	3,887	47

Grand Total:	$10,041	$13,254	$94	$15,508	$219

Impaired loans at December 31, 2015 were approximately $10.0 million and consisted of $6.6 million in non-accrual loans and $3.1 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately, $1.6 million of the $10.0 million in impaired loans at December 31, 2015 had specific allowances recorded while the remaining $8.5 million had no specific allowances recorded. Of the $8.5 million with no allowance recorded, $1.6 million of those loans have had partial charge-offs recorded.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the first quarter of 2016 and 2015:

	Three months ended March 31, 2016			Three months ended March 31, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
(Dollars in thousands)
Extended payment terms:
Commercial and industrial	1	$46	$46	-	$-	$-

Total	1	$46	$46	-	$-	$-

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default together with concessions made by loan class during the twelve month period ended March 31, 2016 and 2015:

	Twelve months ended		Twelve months ended
	March 31, 2016		March 31, 2015
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
	(Dollars in thousands)
Below market interest rate:
1-to-4 family residential	1	$1	-	$-
Total	1	1	-	-

Extended payment terms:
Commercial and industrial	1	46	-	-
Multi-family residential	1	373	-	-
Commercial real estate	-	-	2	936
1-to-4 family residential	-	-	1	38
Total	2	419	3	974

Total	3	$420	3	$974

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Troubled Debt Restructurings (continued)

At March 31, 2016, the Bank had thirty-four loans with an aggregate balance of $4.3 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-one loans with a balance totaling $2.2 million were still accruing as of March 31, 2016. The remaining TDRs with balances totaling $2.1 million as of March 31, 2016 were in non-accrual status.

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

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the loan portfolio, management utilizes a risk grading matrix to assign a risk grade to each of the Company’s loans. All non-consumer loans are graded on a scale of 1 to 9. A description of the general characteristics of these nine different risk grades is as follows:

•	Risk Grade 1 (Superior) - Credits in this category are virtually risk-free and are well-collateralized by cash-equivalent instruments. The repayment program is well-defined and achievable. Repayment sources are numerous. No material documentation deficiencies or exceptions exist.

•	Risk Grade 2 (Very Good) - This grade is reserved for loans secured by readily marketable collateral, or loans within guidelines to borrowers with liquid financial statements. A liquid financial statement is a financial statement with substantial liquid assets relative to debts. These loans have excellent sources of repayment, with no significant identifiable risk of collection, and conform in all respects to Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind).

•	Risk Grade 3 (Good) - These loans have excellent sources of repayment, with no significant identifiable risk of collection. Generally, loans assigned this risk grade will demonstrate the following characteristics: Conformity in all respects with Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind). Loans assigned this risk grade will demonstrate the following characteristics:

o	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.

o	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

•	Risk Grade 4 (Acceptable) - This grade is given to acceptable loans. These loans have adequate sources of repayment, with little identifiable risk of collection. Loans assigned this risk grade will demonstrate the following characteristics:

o	General conformity to the Bank’s policy requirements, product guidelines and underwriting standards, with limited exceptions. Any exceptions that are identified during the underwriting and approval process have been adequately mitigated by other factors.

o	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.

o	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Credit Quality Indicators (continued)

•	Risk Grade 5 (Acceptable With Care) - This grade is given to acceptable loans that show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss. Loans assigned this grade may demonstrate some or all of the following characteristics:

o	Additional exceptions to the Bank’s policy requirements, product guidelines or underwriting standards that present a higher degree of risk to the Bank. Although the combination and/or severity of identified exceptions is greater, all exceptions have been properly mitigated by other factors.

o	Unproven, insufficient or marginal primary sources of repayment that appear sufficient to service the debt at this time. Repayment weaknesses may be due to minor operational issues, financial trends, or reliance on projected (not historic) performance.

o	Marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.

•	Risk Grade 6 (Watch List or Special Mention) – Loans in this category can have the following characteristics:

o	Loans with underwriting guideline tolerances and/or exceptions and with no mitigating factors.

o	Extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank’s position at some future date. Potential weaknesses are the result of deviations from prudent lending practices.

o	Loans where adverse economic conditions that develop subsequent to the loan origination that don’t jeopardize liquidation of the debt but do substantially increase the level of risk may also warrant this rating.

•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans consistently not meeting the repayment schedule should be downgraded to substandard. Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action.

•	Risk Grade 8 (Doubtful) - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.

•	Risk Grade 9 (Loss) - Loans classified as Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be affected in the future.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of March 31, 2016 and December 31, 2015, respectively:

Total loans:

March 31, 2016
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
		(In thousands)

Superior	$1,076	$-	$-	$-
Very good	1,348	355	296	-
Good	9,029	5,429	28,874	2,404
Acceptable	26,667	18,570	140,460	27,867
Acceptable with care	38,841	86,111	74,946	11,703
Special mention	855	248	8,201	-
Substandard	168	604	6,111	635
Doubtful	-	-	-	-
Loss	-	-	-	-
	$77,984	$111,317	$258,888	$42,609

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$82,970	$40,758
Special mention	3,528	424
Substandard	2,978	835
	$89,476	$42,017

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$8,391
Non –pass	14
$8,405

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

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
$7,255

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

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

For PCI loans acquired from Legacy Select, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as March 31, 2016 was:

March 31,
2016
(Dollars in thousands)
Contractually required payments	$24,903
Nonaccretable difference	1,390
Cash flows expected to be collected	23,513
Accretable yield	2,657
Fair value	$20,856

For PCI loans acquired from Legacy Select, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as March 31, 2016 was:

	2016	2015
	(dollars in thousands)

Accretable yield, beginning of period	$2,822	$3,762
Accretion	(270)	(328)
Reclassification from nonaccretable difference	8	-
Other changes, net	97	-

Accretable yield, end of period	$2,657	$3,434

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Allowance for Loan Losses (continued)

The Company’s allowance for loan losses model calculates historical loss rates by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. The model incorporates various internal and external qualitative and environmental factors as described in the Interagency Policy Statement on the Allowance for Loan and Lease Losses, dated December 2006. Input for these factors is determined on the basis of management observation, judgment, and experience. The factors utilized by the Company in the model for all loan classes are as follows:

Internal Factors

•	Concentrations – Measures the increased risk derived from concentration of credit exposure in particular industry segments within the portfolio.
•	Policy exceptions – Measures the risk derived from granting terms outside of underwriting guidelines.
•	Compliance exceptions– Measures the risk derived from granting terms outside of regulatory guidelines.
•	Document exceptions– Measures the risk exposure resulting from the inability to collect due to improperly executed documents and collateral imperfections.
•	Financial information monitoring – Measures the risk associated with not having current borrower financial information.
•	Non-accrual – Reflects increased risk of loans with characteristics that merit non-accrual status.
•	Delinquency – Reflects the increased risk deriving from higher delinquency rates.
•	Personnel turnover – Reflects staff competence in various types of lending.
•	Portfolio growth – Measures the impact of growth and potential risk derived from new loan production.

External Factors

•	GDP growth rate – Impact of general economic factors that affect the portfolio.
•	North Carolina unemployment rate – Impact of local economic factors that affect the portfolio.
•	Peer group delinquency rate – Measures risk associated with the credit requirements of competitors.
•	Prime rate change – Measures the effect on the portfolio in the event of changes in the prime lending rate.

Each pool is assigned an adjustment to the potential loss percentage by assessing its characteristics against each of the factors listed above.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Allowance for Loan Losses (continued)

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three month periods ended March 31, 2016 and March 31, 2015, respectively:

	Three months ended March 31, 2016
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Loans – excluding PCI
Balance, beginning of period	$922	$1,386	$3,005	$605	$564	$137	$393	$7,012
Provision for loan losses	132	9	170	(13)	6	19	29	352
Loans charged-off	(1)	(1)	-	-	-	(9)	-	(11)
Recoveries	2	7	42	96	15	3	-	165
Balance, end of period	$1,055	$1,401	$3,217	$688	$585	$150	$422	$7,518

PCI Loans
Balance, beginning of period	$-	$-	$-	$-	$9	$-	$-	$9
Provision for loan losses	-	-	-	-	-	-	-	-
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$-	$-	$9	$-	$-	$9

Total Loans
Balance, beginning of period	$922	$1,386	$3,005	$605	$573	$137	$393	$7,021
Provision for loan losses	132	9	170	(13)	6	19	29	352
Loans charged-off	(1)	(1)	-	-	-	(9)	-	(11)
Recoveries	2	7	42	96	15	3	-	165
Balance, end of period	$1,055	$1,401	$3,217	$688	$594	$150	$422	$7,527

Ending Balance: individually evaluated for impairment	$-	$-	$149	$13	$49	$-	$-	$211
Ending Balance: collectively evaluated for impairment	$1,055	$1,401	$3,068	$675	$545	$150	$422	$7,316

Loans:
Ending Balance: collectively evaluated for impairment	$77,938	$110,713	$252,502	$87,862	$41,276	$8,273	$42,609	$621,173
Ending Balance: individually evaluated for impairment	$46	$604	$6,386	$1,614	$741	$132	$-	$9,523
Ending Balance	$77,984	$111,317	$258,888	$89,476	$42,017	$8,405	$42,609	$630,696

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Allowance for Loan Losses (Continued)

	Three months ended March 31, 2015
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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Beginning balance	$490	$809

Unrealized gain on investment securities available for sale	761	608
Tax benefit	(284)	(234)
Other comprehensive income before reclassification	477	374

Amounts reclassified from accumulated comprehensive income:
Realized (gain) loss on investment securities included in net income	(22)	(85)
Tax effect	8	33
Total reclassifications net of tax	(14)	(52)

Net current period other comprehensive income	463	322

Ending balance	$953	$1,131

The income statement line items impacted by the reclassifications of realized gains (losses) on investment securities are the gain (loss) on the sale of securities and income tax expense line items in the consolidated statement of operations.

NOTE H - REPURCHASE AGREEMENTS

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements totaled $9.9 million and $12.1 million at March 31, 2016 and December 31, 2015, respectively.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H - REPURCHASE AGREEMENTS (continued)

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in short-term borrowings as of March 31, 2016 and December 31, 2015 is presented in the following tables.

	March 31, 2016
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. government agencies-GSE’s	$5,004	$-	$-	$-	$5,004
Mortgage-backed Securities-GSEs	4,889	-	-	-	4,889
Total borrowings	$9,893	$-	$-	$-	$9,893
Gross amount of recognized liabilities for repurchase agreements					$9,893

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. government agencies-GSE’s	$4,206	$-	$-	$-	$4,206
Mortgage-backed Securities-GSEs	7,943	-	-	-	7,943
Total borrowings	$12,149	$-	$-	$-	$12,149
Gross amount of recognized liabilities for repurchase agreements					$12,149

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE I – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months	Twelve Months
	Ended	Ended
	March 31,	December31,
	2016	2015
	(Dollars in thousands)

Beginning balance January 1	$1,401	$1,585
Sales	(39)	(635)
Writedowns	(27)	(139)
Transfers	553	590
Ending balance	$1,888	$1,401

At March 31, 2016 and December 31, 2015, the Company had $1.9 million and $1.4 million, respectively, of foreclosed residential real estate property in OREO. The Company did not have any recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure at March 31, 2016 and December 31, 2015, respectively.

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

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small- to medium-sized businesses located in Harnett, Brunswick, Carteret, Cumberland, Johnston, Pitt, Robeson, Sampson, Wake, Pasquotank, Martin, Alamance, and Wayne counties in North Carolina. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking accounts, savings accounts and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

The Company was formerly known as New Century Bancorp, Inc. On July 25, 2014 New Century Bancorp, Inc. acquired Select Bancorp, Inc. (“Legacy Select”) by merger. The combined company is now known as Select Bancorp, Inc., which we refer to in this report as the Company. Legacy Select was a bank holding company headquartered in Greenville, North Carolina, whose wholly owned subsidiary, Select Bank & Trust Company, was a state-chartered commercial bank with approximately $276.9 million in assets. The merger expanded the Company’s North Carolina presence with the addition of six branches located in Greenville (two), Elizabeth City, Washington, Gibsonville, and Burlington. During 2015 Gibsonville and Burlington were combined into a new location in Burlington. As noted in the following discussion and analysis, the combination of the former New Century Bancorp and Legacy Select has had a significant impact on the Company’s financial condition and results of operations.

The Company completed construction of a new branch at 416 South Hughes Boulevard, Elizabeth City, North Carolina in October 2015. The Company’s branch at 100 Nance Court relocated to this location. In addition, we acquired two new branches located at 1101 New Pointe Boulevard, Leland, North Carolina and 168 NC Highway 24, Morehead City, North Carolina in December 2015.

In August 2015, we closed our branches located at 220 Burlington Street, Gibsonville, North Carolina and 523 S. Worth Street, Burlington, North Carolina and transferred accounts to our new Burlington branch located at 3158 South Church Street. In addition, we closed our branch located at 6390 Ramsey Street, Fayetteville, North Carolina and transferred accounts to our Fayetteville branch located at 2818 Raeford Road during September 2015. The closed properties are included in assets held for sale on the consolidated balance sheet as of March 31, 2016.

Comparison of Financial Condition at

March 31, 2016 and December 31, 2015

During the first three months of 2016, total assets increased by $13.4 million to $830.4 million as of March 31, 2016. The increase in assets was due primarily to loan growth funded from deposits. Earning assets at March 31, 2016 totaled $759.7 million and consisted of $622.1 million in net loans, $77.1 million in investment securities, $57.4 million in overnight investments and interest-bearing deposits in other banks and $3.1 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the first quarter of 2016 were $667.7 million and $99.2 million, respectively.

Since the end of 2015, gross loans have increased by $12.2 million to $629.6 million as of March 31, 2016. At March 31, 2016, gross loans consisted of $78.0 million in commercial and industrial loans, $258.9 million in commercial real estate loans, $42.6 million in multi-family residential loans, $8.4 million in consumer loans, $89.5 million in residential real estate loans, $42.0 million in HELOCs, and $111.3 million in construction loans. Deferred loan fees, net of costs, on these loans were $1.1 million at March 31, 2016.

At March 31, 2016 and December 31, 2015, the Company held $0 in federal funds sold and $0 in repurchase agreements. Interest-earning deposits in other banks were $56.4 million at March 31, 2016, a $6.6 million increase from December 31, 2015. The Company’s investment securities at March 31, 2016 were $77.1 million, a decrease of $3.6 million from December 31, 2015. The investment portfolio as of March 31, 2016 consisted of $21.2 million in government agency debt securities, $36.7 million in mortgage-backed securities and $19.2 million in municipal securities. The net unrealized gain on these securities was $1.5 million.

At March 31, 2016, the Company had an investment of $2.3 million in the form of Federal Home Loan Bank (“FHLB”) stock, which increased by $206,000 from December 31, 2015. Also, the Company had $753,000 in other non-marketable securities at March 31, 2016, which increased by $48,000 from December, 31, 2015 due to a reinvested distribution.

At March 31, 2016, non-earning assets were $48.1 million, a decrease of $5.4 million from $53.5 million as of December 31, 2015. Non-earning assets included $10.8 million in cash and due from banks, bank premises and equipment of $19.0 million, goodwill of $6.9 million, core deposit intangible of $1.1 million, accrued interest receivable of $2.4 million, foreclosed real estate of $1.9 million, and other assets totaling $6.0 million, with net deferred taxes of $4.1 million. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets. The decrease in non-earning assets was due primarily to the reduction in cash and due from banks.

Total deposits at March 31, 2016 were $667.7 million and consisted of $153.7 million in non-interest-bearing demand deposits, $173.7 million in money market and NOW accounts, $40.0 million in savings accounts, and $300.5 million in time deposits. Total deposits increased by $16.5 million from $651.2 million as of December 31, 2015, due primarily to the increase in non-interest bearing deposits and time deposits. The Bank had $497,000 in brokered demand deposits and $39.4 million in brokered time deposits as of March 31, 2016.

As of March 31, 2016, the Company had $9.9 million in repurchase agreements with local customers that are classified as short-term debt, $37.5 million (of which $16.2 million is identified as long-term debt) in FHLB borrowings, and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at March 31, 2016 was $99.2 million, a decrease of $5.5 million from $104.7 million as of December 31, 2015. This was primarily due to the full redemption of the SBLF preferred stock of $7.6 million on January 20, 2016. Accumulated other comprehensive income relating to available for sale securities increased $463,000 during the three months ended March 31, 2016. Other changes in shareholders’ equity included increases of $18,000 in stock-based compensation, net income of $1.5 million, and $173,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At March 31, 2016, the Company had $2.8 million in loans that were 30 to 89 days past due. This represented 0.45% of gross loans outstanding on that date. This is an increase from December 31, 2015 when there were $2.5 million in loans that were 30-89 days past due or 0.40% of gross loans outstanding. Non-accrual loans remained stable at $6.6 million at December 31, 2015 compared to March 31, 2016.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased from 1.41% at December 31, 2015 to 1.39% at March 31, 2016. The Company had a decrease of $41,000 in non-accruals from $6.6 million at December 31, 2015 and an increase in accruing troubled debt restructurings from $2.1 million at December 31, 2015 to $2.2 million as of March 31, 2016. Of the non-accrual loans as of March 31, 2016, fifteen commercial real estate loans comprised $4.5 million, five construction loans totaled $431,000, one commercial loan $41,000, multi-family $370,000 and 1-to-4 family residential loans made up the remaining balance.

At March 31, 2016, the Company had thirty-four loans totaling $4.3 million that were considered to be troubled debt restructurings. Twenty-one of these loans totaling $2.2 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	March 31,	December 31,
	2016	2015
	(Dollars in thousands)

Non-accrual loans	$6,594	$6,635
Accruing TDRs	2,156	2,077
Total non-performing loans	8,750	8,712
Foreclosed real estate	1,888	1,401
Total non-performing assets	$10,638	$10,113

Accruing loans past due 90 days or more	$143	$142
Allowance for loan losses	$7,527	$7,021

Non-performing loans to period end loans	1.39%	1.41%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.41%	1.43%
Allowance for loans losses to period end loans	1.20%	1.14%
Allowance for loan losses to non-performing loans	86%	81%
Allowance for loan losses to non-performing assets	71%	69%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	70%	68%
Non-performing assets to total assets	1.28%	1.24%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.30%	1.26%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at March 31, 2016 and December 31, 2015 were $10.6 million and $10.1 million, respectively. The allowance for loan losses at March 31, 2016 represented 71% of non-performing assets compared to 69% at December 31, 2015.

Total impaired loans at March 31, 2016 were $9.5 million. This includes $6.6 million in loans that were classified as impaired because they were in non-accrual status and $2.9 million in loans that were determined to be impaired for other reasons. Of these loans, $3.5 million required a specific reserve of $211,000 at March 31, 2016.

Total impaired loans at December 31, 2015 were $10.0 million. This includes $6.6 million in loans that were considered to be impaired due to being in non-accrual status and $3.4 million in loans that were deemed to be impaired for other reasons. Of these loans, $1.6 million required a specific reserve of $94,000 at December 31, 2015.

The allowance for loan losses was $7.5 million at March 31, 2016 or 1.20% of gross loans outstanding as compared to 1.14% reported as a percentage of gross loans at December 31, 2015. This increase resulted primarily from changes in qualitative factors related to interest rates and economic performance indicators. The Legacy Select loans have been recorded at estimated fair value as of the acquisition date and the related credit risk is reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of the allowance for loan losses to gross loans. The allowance for loan losses at March 31, 2016 represented 86% of non-performing loans compared to 81% at December 31, 2015. It is management’s assessment that the allowance for loan losses as of March 31, 2016 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future.

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

Regulatory Loan to Value Ratios

The Company monitors its exposure to loans that exceed the guidelines established by regulators for loan to value (“LTV”) ratios.

At March 31, 2016 and December 31, 2015, the Company had $19.2 million and $16.7 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At March 31, 2016 and December 31, 2015, the Company had $4.9 million and $5.0 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 22.8% and 19.4% of total risk-based capital as of March 31, 2016 and December 31, 2015, which is less than the 100% maximum allowed. These loans may represent more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At March 31, 2016, the Company had one product type group which exceeded this guideline; Real Estate Construction – Speculative and Presold, which represented 105% of risk-based capital, or $111.4 million. All other commercial real estate groups were at or below the 40% threshold. At December 31, 2015, the Company exceeded the 40% guideline in one product type. The 1-to-4 Family Residential category represented 62% of Risk-Based Capital, or $68.8 million, at December 31, 2015. All other commercial real estate product types were under the 40% threshold. These two product types exceeded established guidelines as a result of loans acquired in the merger with Legacy Select.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of
March 31, 2016 and December 31, 2015.

Acquisition, Development and Construction Loans

(Dollars in thousands)

	March 31, 2016			December 31, 2015
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total

Total ADC loans	$93,833	$17,485	$111,317	$90,805	$16,883	$107,688

Average Loan Size	$187	$282		$171	$268

Percentage of total loans	14.90%	2.78%	17.68%	14.71%	2.73%	17.44%

Non-accrual loans	$431	$-	$431	$523	$-	$523

Management closely monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at
March 31, 2016 and December 31, 2015.

	March 31, 2016				December 31, 2015
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)

Harnett County	$12,623	11.34%	$5,974	14.22%	$10,120	9.40%	$6,008	14.30%
Alamance County	964	0.87%	689	1.64%	1,128	1.05%	565	1.35%
Beaufort County	2,551	2.29%	1,146	2.73%	2,542	2.36%	1,220	2.90%
Brunswick County	1,551	1.39%	2,112	5.03%	1,784	1.66%	2,427	5.78%
Carteret County	834	0.75%	2,326	5.54%	919	0.85%	2,297	5.47%
Cumberland County	24,898	22.36%	5,346	12.72%	23,117	21.47%	5,412	12.88%
Pasquotank County	1,112	1.00%	1,224	2.91%	1,250	1.16%	1,008	2.40%
Pitt County	18,573	16.69%	4,443	10.57%	19,486	18.09%	4,903	11.67%
Robeson County	118	0.11%	3,885	9.25%	198	0.18%	3,720	8.86%
Sampson County	88	0.08%	1,476	3.51%	406	0.38%	1,457	3.47%
Wake County	19,951	17.92%	1,033	2.46%	19,484	18.09%	1,191	2.83%
Wayne County	4,400	3.95%	4,147	9.87%	3,715	3.45%	4,391	10.46%
All other locations	23,654	21.25%	8,216	19.55%	23,539	21.86%	7,403	17.63%

Total	$111,317	100.00%	$42,017	100.00%	$107,688	100.00%	$42,002	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At March 31, 2016, the Company had $168.6 million in loans that had terms permitting interest only payments. This represented 26.8% of the total loan portfolio. At December 31, 2015, the Company had $156.1 million in loans that had terms permitting interest only payments. This represented 25.3% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $59.1 million, or 9.4% of total loans, at March 31, 2016 compared to $51.6 million, or 8.4% of total loans, at December 31, 2015. The Company’s ten largest customer relationships totaled $82.8 million, or 13.2% of total loans, at March 31, 2016 compared to $85.1 million, or 13.8% of total loans, at December 31, 2015. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended March 31, 2016 and 2015

General. During the first quarter of 2016, the Company had net income of $1.5 million as compared with net income of $1.7 million for the first quarter of 2015. Net income per common share for the first quarter of 2016 was $0.13, basic and diluted, compared with net income per common share of $0.15, basic and diluted, for the first quarter of 2015. Results of operations for the first quarter of 2016 were primarily impacted by an increase of $190,000 in interest income and an increase in non-interest expense of $250,000, which was primarily related to increased personnel expense of $141,000, information systems expense of $146,000 and other expenses of $114,000 which was offset by a reduction in professional fees of $120,000. The Company recorded a provision for loan losses of $352,000 for the first quarter of 2016 compared to a provision of $130,000 in the first quarter of 2015. Net interest margin of 4.14% in the first quarter of 2016 decreased 16 basis points from the same period in 2015.

Net Interest Income. Net interest income increased to $7.5 million for the first quarter of 2016 from $7.3 million for the first quarter of 2015. The Company’s total interest income was affected by the increase in loan balances due to loan growth and branches acquired in 2015. Average total interest-earning assets were $734.9 million in the first quarter of 2016 compared with $688.6 million during the same period in 2015, while the average yield on those assets decreased 20 basis points from 4.85% to 4.65% which was primarily due to lower loan yield and a reduction of discount accretion on loans acquired in the merger with Legacy Select.

The Company’s average interest-bearing liabilities increased by $49.6 million to $570.0 million for the quarter ended March 31, 2016 from $520.4 million for the same period one year earlier and the cost of those funds decreased from 0.73% to 0.65%, or 8 basis points. The increase in interest-bearing liabilities was a result of the branches acquired in December 2015. During the first quarter of 2016, the Company’s net interest margin was 4.14% and net interest spread was 4.00%. In the same quarter ended one year earlier, net interest margin was 4.30% and net interest spread was 4.12%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the first quarter of 2016, the Company recorded a provision for loan losses of $352,000, as compared to the provision of $130,000 that was recorded in the first quarter of 2015. In both 2016 and 2015, the relatively small provision expense and recovery resulted from a low level of net charge-offs.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2016 was $866,000, an increase of $3,000 from the first quarter of 2015. Service charges on deposit accounts decreased $12,000 to $247,000 for the quarter ended March 31, 2016 from $259,000 for the same period in 2015. Other non-deposit fees and income increased $78,000 from the first quarter of 2015 to the first quarter of 2016 due to increases in various items. The Company recognized $22,000 in gains on sales of securities during the three-months ended March 31, 2016 compared to $85,000 for the same period in 2015.

Non-Interest Expenses. Non-interest expenses increased by $250,000 to $5.6 million for the quarter ended March 31, 2016, from $5.4 million for the same period in 2015. In general, most categories of non-interest expenses increased, offset by decreases in FDIC deposit insurance of $35,000, professional fees of $120,000 and $39,000 in core deposit intangible amortization related to the acquisition of Legacy Select. The following are highlights of the significant categories of non-interest expenses during the first quarter of 2016 versus the same period in 2015:

•	Personnel expenses increased $141,000 to $3.2 million, due to additions in personnel related to December 2015 branch acquisitions and other growth.
•	Foreclosed real estate-related expense increased $15,000, primarily due to write-downs in the other real estate owned portfolio.
•	Information systems expense increased by $146,000 due to cyber-security initiatives and processing program upgrades.
•	Professional fees decreased by $120,000 to $235,000, due to normalized operations.

•	Occupancy and equipment expenses increased by $27,000 to $574,000, due to branch closure expenses.
•	Other non-interest expenses increased by $114,000, due to small increases in several categories of other non-interest expenses.

Provision for Income Taxes. The Company’s effective tax rate was 37.3% and 34.6% for the quarters ended March 31, 2016 and 2015, respectively. The effective tax rate for the first quarter of 2015 was impacted by an adjustment to reduce the Company’s deferred tax asset resulting from enacted lower corporate tax rates for the State of North Carolina.

As of March 31, 2016 and December, 31, 2015, the Company had a net deferred tax asset in the amount of $4.1 million and $3.2 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of March 31, 2016 and December 31, 2015, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 17.5% of total assets at March 31, 2016 as compared to 17.6% as of December 31, 2015.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of March 31, 2016, the Company had existing credit lines with other financial institutions to purchase up to $93.5 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $78.6 million of qualifying loans is pledged to the FHLB to secure borrowings. At March 31, 2016, the Company had $37.5 million in FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At March 31, 2016, in addition to FHLB advances, total borrowings consisted of securities sold under agreements to repurchase of $9.9 million and junior subordinated debentures of $12.4 million.

Total deposits were $667.7 million at March 31, 2016. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 45.0% of total deposits at March 31, 2016. Time deposits of $250,000 or more represented 9.2% of the Company’s total deposits at March 31, 2016. At quarter-end, the Company had $39.4 million in brokered time deposits and $497,000 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions and holding companies are subject to the new BASEL III requirements starting the first quarter of 2015. A new part of the capital ratios profile is the Common Equity Tier 1 risk-based ratio which does not include limited life components such as trust preferred securities and SBLF preferred stock in this calculation. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 11.95% at March 31, 2016.

As the following table indicates, at March 31, 2016, the Company and the Bank both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
Select Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	14.81%	8.00%
Tier 1 risk-based capital ratio	13.80%	6.00%
Leverage ratio	12.46%	4.00%
Common equity Tier 1 risk-based capital ratio	12.19%	4.50%

		Regulatory
	Actual	Minimum	Well-Capitalized
Select Bank & Trust	Ratio	Requirement	Requirement

Total risk-based capital ratio	14.23%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.22%	6.00%	8.00%
Leverage ratio	11.93%	4.00%	5.00%
Common equity Tier 1 risk-based capital ratio	13.22%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of March 31, 2016. On January 20, 2016, all outstanding shares of the Company’s Series A stock were redeemed. While the redemption reduced the capital ratios for the Company and the Bank by approximately 1.2% for each ratio, both the Company and the Bank continue to meet the definition of “well-capitalized”.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the first quarter of 2016. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter of 2016 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, in XBRL (eXtensible Business Reporting Language)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: May 13, 2016	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: May 13, 2016	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, in XBRL (eXtensible Business Reporting Language)

- 55 -