Form 10-Q
period 2016-06-30
SELECT BANCORP, INC.
filed 2016-08-10
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

As of August 5, 2016, the Registrant had outstanding 11,630,373 shares of Common Stock, $1.00 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

SELECT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31,
	(Unaudited)	2015*
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$14,896	$12,567
Interest-earning deposits in other banks	54,582	49,842
Certificates of deposit	1,000	1,000
Investment securities available for sale, at fair value	69,879	80,709
Loans	632,187	617,398
Allowance for loan losses	(7,692)	(7,021)

NET LOANS	624,495	610,377

Accrued interest receivable	2,406	2,350
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	2,318	2,112
Other non-marketable securities	757	705
Foreclosed real estate	716	1,401
Premises and equipment, net	18,614	19,078
Bank owned life insurance	21,888	21,592
Goodwill	6,931	6,931
Core deposit intangible (“CDI”)	1,014	1,241
Assets held for sale	1,246	846
Other assets	5,846	6,264

TOTAL ASSETS	$826,588	$817,015

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$156,640	$148,304
Savings	39,870	37,353
Money market and NOW	172,241	179,450
Time	292,523	286,054

TOTAL DEPOSITS	661,274	651,161

Short-term debt	30,505	29,673
Long-term debt	28,415	28,703
Accrued interest payable	251	232
Accrued expenses and other liabilities	4,612	2,544

TOTAL LIABILITIES	725,057	712,313
Shareholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized; 0 and 7,645 shares issued and outstanding at June 30, 2016 and December 31, 2015	-	7,645
Common stock, $1.00 par value, 25,000,000 shares authorized; 11,619,184 and 11,583,011 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	11,619	11,583
Additional paid-in capital	69,405	69,061
Retained earnings	19,329	15,923
Common stock issued to deferred compensation trust, at cost; 267,554 and 253,538 shares at June 30, 2016 and December 31, 2015, respectively	(2,224)	(2,139)
Directors’ Deferred Compensation Plan Rabbi Trust	2,224	2,139
Accumulated other comprehensive income	1,178	490

TOTAL SHAREHOLDERS’ EQUITY	101,531	104,702

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$826,588	$817,015

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$8,242	$7,789	$16,207	$15,538
Federal funds sold and interest-earning deposits in other banks	60	6	137	31
Investments	343	467	733	935
TOTAL INTEREST INCOME	8,645	8,262	17,077	16,504

INTEREST EXPENSE
Money market, NOW and savings deposits	94	96	193	195
Time deposits	647	614	1,308	1,335
Short-term debt	106	25	140	46
Long-term debt	65	100	198	198
TOTAL INTEREST EXPENSE	912	835	1,839	1,774
NET INTEREST INCOME	7,733	7,427	15,238	14,730

PROVISION FOR (RECOVERY OF) LOAN LOSSES	158	(139)	510	(9)

NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	7,575	7,566	14,728	14,739

NON-INTEREST INCOME
Gain on sale of investment securities	-	134	22	219
Service charges on deposit accounts	246	263	493	522
Other fees and income	585	544	1,182	1,063
TOTAL NON-INTEREST INCOME	831	941	1,697	1,804

NON-INTEREST EXPENSE
Personnel	3,087	3,011	6,289	6,072
Occupancy and equipment	607	565	1,181	1,112
Deposit insurance	135	106	261	267
Professional fees	252	387	487	742
CDI amortization	111	150	227	305
Merger/acquisition related expenses	-	35	-	35
Information systems	524	521	1,033	884
Foreclosed-related expenses	24	35	63	59
Other	779	743	1,598	1,447
TOTAL NON-INTEREST EXPENSE	5,519	5,553	11,139	10,923
INCOME BEFORE INCOME TAX	2,887	2,954	5,286	5,620

INCOME TAXES	980	1,133	1,876	2,056

NET INCOME	1,907	1,821	3,410	3,564
DIVIDENDS AND ACCRETION OF PREFERRED STOCK	-	19	4	38
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,907	$1,802	$3,406	$3,526

NET INCOME PER COMMON SHARE
Basic	$0.16	$0.16	$0.29	$0.31
Diluted	$0.16	$0.16	$0.29	$0.31

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,594,995	11,481,137	11,589,217	11,453,908
Diluted	11,642,726	11,548,878	11,638,669	11,529,605

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)

Net income	$1,907	$1,821	$3,410	$3,564

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	338	(680)	1,099	(72)
Tax effect	(113)	259	(397)	25
	225	(421)	702	(47)
Reclassification adjustment for gain included in net income	-	(134)	(22)	(219)
Tax effect	-	45	8	78
	-	(89)	(14)	(141)

Total	225	(510)	688	(188)

Total comprehensive income	$2,132	$1,311	$4,098	$3,376

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

							Common
							Stock		Accumulated
							Issued		Other
					Additional		to Deferred		Compre-	Total
	Preferred Stock		Common Stock		paid-in	Retained	Compensation	Deferred	hensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Trust	Comp Plan	Income	Equity
Balance at December 31, 2014	7,645	$7,645	11,377,980	$11,378	$68,406	$9,447	$(2,121)	$2,121	$809	$97,685
Net income	-	-	-	-	-	3,564	-	-	-	3,564
Other comprehensive income, loss	-	-	-	-	-	-	-	-	(188)	(188)
Preferred stock dividends paid	-	-	-	-	-	(38)	-	-	-	(38)
Stock option exercises	-	-	121,418	121	391	-	-	-	-	512
Stock based compensation	-	-	-	-	17	-	-	-	-	17
Director equity incentive plan, net	-	-	-	-	-	-	61	(61)	-	-
Balance at June 30, 2015	7,645	$7,645	11,499,398	$11,499	$68,814	$12,973	$(2,060)	$2,060	$621	$101,552

Balance at December 31, 2015	7,645	$7,645	11,583,011	$11,583	$69,061	$15,923	$(2,139)	$2,139	$490	$104,702
Net income	-	-	-	-	-	3,410	-	-	-	3,410
Other comprehensive income, net	-	-	-	-	-	-	-	-	688	688
Preferred stock dividends paid	-	-	-	-	-	(4)	-	-	-	(4)
Preferred stock redemption	(7,645)	(7,645)	-	-	-	-	-	-	-	(7,645)
Stock option exercises	-	-	36,173	36	308	-	-	-	-	344
Stock based compensation	-	-	-	-	36	-	-	-	-	36
Director equity incentive plan, net	-	-	-	-	-	-	(85)	85	-	-
Balance at June 30, 2016	-	$-	11,619,184	$11,619	$69,405	$19,329	$(2,224)	$2,224	$1,178	$101,531

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,410	$3,564
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	510	(9)
Depreciation and amortization of premises and equipment	520	541
Amortization and accretion of investment securities	400	491
Amortization of deferred loan fees and costs	(236)	(134)
Amortization of core deposit intangible	227	305
Stock-based compensation	36	17
Accretion on acquired loans	(534)	(848)
Amortization of acquisition premium on time deposits	(385)	(451)
Net accretion of acquisition discount on borrowings	(153)	(244)
Increase in cash surrender value of bank owned life insurance	(296)	(311)
Net loss on sale and write-downs of foreclosed real estate	48	55
Net gain on investment security sales and pay-downs	(22)	(219)
Change in assets and liabilities:
Net change in accrued interest receivable	(56)	148
Net change in other assets	7	882
Net change in accrued expenses and other liabilities	2,087	274

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,563	4,061

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of FHLB stock	(206)	(525)
Purchase (redemption) of non-marketable security	(52)	51
Purchase of investment securities available for sale	(1,517)	(7,057)
Maturities of investment securities available for sale	7,434	11,429
Mortgage-backed securities pay-downs	5,010	4,722
Proceeds from sale of investment securities available for sale	624	5,640
Net change in loans outstanding	(14,436)	(20,702)
Proceeds from sale of foreclosed real estate	1,215	500
Purchases of premises and equipment	(456)	(1,343)

NET CASH USED BY INVESTING ACTIVITIES	(2,384)	(7,285)

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$10,498	$(38,842)
Proceeds from short-term debt	16,000	19,976
Repayments on short-term debt	(14,390)	(7,779)
Repayments on long-term debt	(913)	(479)
Preferred stock dividends paid	(4)	(38)
Redemption of preferred stock	(7,645)	-
Proceeds from stock option exercises	344	512

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,890	(26,650)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,069	(29,874)

CASH AND CASH EQUIVALENTS, BEGINNING	63,409	58,410

CASH AND CASH EQUIVALENTS, ENDING	$70,478	$28,536

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,820	$1,853
Taxes	-	1,058

Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	688	(188)
Transfers from loans to foreclosed real estate	578	43
Transfers from premises and equipment to assets held for sale	400	-

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2016. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the June 30, 2016 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At June 30, 2016 and 2015 there were 123,800 and 111,080 anti-dilutive options outstanding, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average shares used for basic net income available to common shareholders	11,594,995	11,481,137	11,589,217	11,453,908

Effect of dilutive stock options	47,731	67,741	49,452	75,697

Weighted average shares used for diluted net income available to common shareholders	11,642,726	11,548,878	11,638,669	11,529,605

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

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments included in this Update are effective immediately and transition guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This guidance was adopted as of January 1, 2016 with no material effect on its financial statements.

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

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting, to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is currently evaluating the expected impact of these amendments to its financial statements but generally expects a positive impact to net earnings at the time of adoption as recording of any excess tax benefit will be through the income statement rather than additional paid in capital.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This Update is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets – referred to as “leasee” – to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. A leasee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current guidelines, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a leasee primarily will depend on its classification as a finance or operating lease. However, the new ASU will require both types of leases to be recognized on the balance sheet. The Update also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lease will remain largely unchanged from current guidance. The amendments are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2018.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTED D - FAIR VALUE MEASUREMENTS

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agency securities, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three and six months ended June 30, 2016. Valuation techniques are consistent with techniques used in prior periods.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

Investment securities available for sale June 30, 2016	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$17,694	$-	$17,694	$-
Mortgage-backed securities - GSE’s	35,408	-	35,408	-
Municipal bonds	16,777	-	16,777	-

Total	$69,879	$-	$69,879	$-

Investment securities available for sale December 31, 2015	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$21,226	$-	$21,226	$-
Mortgage-backed securities - GSE’s	39,536	-	39,536	-
Municipal bonds	19,947	-	19,947	-

Total	$80,709	$-	$80,709	$-

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2016 and December 31, 2015, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At June 30, 2016, the discounts to appraised value used are weighted between 4% and 50%. There were no transfers between levels from the prior reporting periods and there have been no changes in valuation techniques for the three months ended June 30, 2016.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at estimated fair value less estimated selling costs. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate is the discount applied to appraised values to account for expected liquidation and selling costs. At June 30, 2016, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three and six months ended June 30, 2016.

Assets held for sale

During 2015, a branch facility was taken out of service as part of the Company’s branch restructuring plan and reclassified as held for sale. In the current quarter an undeveloped lot that was intended for the site of a future branch was under contract for sale as of June 30, 2016 and the fair value is based on the sales price. The lot sale closed in July 2016. The properties are recorded at the remaining book balance of the asset or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. The significant unobservable input used is the discount applied to appraised values to account for expected liquidation and selling costs ranged between 1% and 25 % at June 30, 2016. There have been no changes in the valuation techniques for the three months ended June 30, 2016.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

Asset Category June 30, 2016	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$5,860	$-	$-	$5,860
Assets held for sale	1,246	-	-	1,246
Foreclosed real estate	716	-	-	716

Total	$7,822	$-	$-	$7,822

Asset Category December 31, 2015	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$6,635	$-	$-	$6,635
Assets held for sale	846	-	-	846
Foreclosed real estate	1,401	-	-	1,401

Total	$8,882	$-	$-	$8,882

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following table presents the carrying values and estimated fair values of the Company's financial instruments at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$14,896	$14,896	$14,896	$-	$-
Certificates of deposit	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	54,582	54,582	54,582	-	-
Investment securities available for sale	69,879	69,879	-	69,879	-
Loans, net	624,495	633,534	-	-	633,534
Accrued interest receivable	2,406	2,406	-	-	2,406
Stock in FHLB	2,318	2,318	-	-	2,318
Other non-marketable securities	757	757	-	-	757

Financial liabilities:
Deposits	$661,274	$661,658	$-	$661,658	$-
Short-term debt	30,505	30,505	-	30,505	-
Long-term debt	28,415	23,430	-	23,430	-
Accrued interest payable	251	251	-	251	-

	December 31, 2015
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$12,567	$12,567	$12,567	$-	$-
Certificates of deposits	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	49,842	49,842	49,842	-	-
Investment securities available for sale	80,709	80,709	-	80,709	-
Loans, net	610,377	615,754	-	-	615,754
Accrued interest receivable	2,350	2,350	-	-	2,350
Stock in the FHLB	2,112	2,112	-	-	2,112
Other non-marketable securities	705	705	-	-	705

Financial liabilities:
Deposits	$651,161	$651,255	$-	$651,255	$-
Short-term debt	29,673	29,673	-	29,673	-
Long-term debt	28,703	23,718	-	23,718	-
Accrued interest payable	232	232	-	232	-

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

NOTE E - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investments (“AFS”), with gross unrealized gains and losses, follow:

	June 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$17,509	$196	$(11)	$17,694
Mortgage-backed securities – GSE’s	34,321	1,087	-	35,408
Municipal bonds	16,169	608	-	16,777

	$67,999	$1,891	$(11)	$69,879

As of June 30, 2016, accumulated other comprehensive income included net unrealized gains totaling $1.9 million. Deferred tax liabilities resulting from these net unrealized gains totaled $701,000.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E - INVESTMENT SECURITIES (continued)

The scheduled maturities of securities available for sale, with gross unrealized gains and losses, were as follows:

	June 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
Within 1 year	$2,758	$32	$-	$2,790
After 1 year but within 5 years	44,238	1,257	(4)	45,491
After 5 years but within 10 years	12,173	215	(7)	12,381
After 10 years	8,830	387	-	9,217

	$67,999	$1,891	$(11)	$69,879

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
Within 1 year	$1,361	$6	$-	$1,367
After 1 year but within 5 years	52,577	628	(99)	53,106
After 5 years but within 10 years	17,297	146	(161)	17,282
After 10 years	8,693	261	-	8,954

	$79,928	$1,041	$(260)	$80,709

Securities with a carrying value of $42.4 million and $45.2 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

Since none of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended June 30, 2016 and December 31, 2015. In 2015, the Company did not incur a loss on the disposal of any security and it has not realized any losses related to the sale of securities in 2016.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E- INVESTMENT SECURITIES (continued)

The following tables show the gross unrealized losses and fair value of the Company’s investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies- GSE’s	$1,779	$(3)	$1,776	$(8)	$3,555	$(11)
Total temporarily impaired securities	$1,779	$(3)	$1,776	$(8)	$3,555	$(11)

At June 30, 2016, the Company had two AFS securities with an unrealized loss for twelve or more consecutive months. Two U.S. government agency GSE’s had unrealized losses for more than twelve months totaling $8,000 at June 30, 2016. Two U.S. government agency GSE’s had unrealized losses for less than twelve months totaling $3,000 at June 30, 2016. All unrealized losses are attributable to the general trend of interest rates. During the second quarter of 2016 there were no sales of investment securities. During the first six months of 2016 gross proceeds of investment sales amounted to $624,000 and gains of $22,000.

	December 31, 2015
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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS

Following is a summary of the composition of the Company’s loan portfolio at June 30, 2016 and December 31, 2015:

	June 30,		December 31,
Total Loans:	2016		2015
		Percent		Percent
	Amount	of total	Amount	of total
	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$94,990	15.03%	$87,955	14.25%
Commercial real estate	247,922	39.22%	259,259	41.99%
Multi-family residential	46,295	7.32%	40,738	6.60%
Construction	113,279	17.92%	107,688	17.44%
Home equity lines of credit (“HELOC”)	42,055	6.65%	42,002	6.80%

Total real estate loans	544,541	86.14%	537,642	87.08%

Other loans:
Commercial and industrial	80,154	12.68%	73,491	11.90%
Loans to individuals	8,452	1.34%	7,207	1.17%
Overdrafts	102	0.01%	48	0.01%
Total other loans	88,708	14.03%	80,746	13.08%

Gross loans	633,249		618,388
Less deferred loan origination fees, net	(1,062)	(0.17)%	(990)	(0.16)%
Total loans	632,187	100.00%	617,398	100.00%

Allowance for loan losses	(7,692)		(7,021)

Total loans, net	$624,495		$610,377

Loans are primarily secured by real estate located in eastern and central North Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

At June 30, 2016, the Company had pre-approved but unused lines of credit for customers totaling $142.6 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

A floating lien of $57.5 million of loans was pledged to the FHLB to secure borrowings at June 30, 2016.

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

Commercial Real Estate Loans

Commercial real estate loans are underwritten based on the borrower’s ability to generate adequate cash flow to repay the subject debt within reasonable terms. Commercial real estate loans typically include both owner and non-owner occupied properties with higher principal loan amounts. The repayment of these loans is generally dependent on the successful management of the property. Commercial real estate loans are sensitive to market and general economic conditions. Repayment analysis must be performed and consists of an identified primary/cash flow source of repayment and a secondary/liquidation source of repayment. The primary source of repayment is cash flow from income generated from rental or lease of the property. However, the cash flow can be supplemented with the borrower's and guarantor's global cash flow position. Other credit issues such as the business fundamentals and financial strength of the borrower/guarantor can be considered in determining adequacy of repayment ability. The secondary source of repayment is liquidation of the collateral, supplemented by a liquidation cushion provided by the financial assets of the borrower/guarantor. Management monitors and evaluates commercial real estate loans based on collateral, cash flow, market area, and risk grade.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Also, consideration is given to the cost of the project and sources of funds needed to complete construction as well as identifying any sources of equity funding. Construction loans are traditionally considered to be higher risk loans involving technical and legal requirements inherently different from other types of loans; however with thorough credit underwriting, proper loan structure, and diligent loan servicing, these risks can often be mitigated. Some examples of risks inherent in this type of lending include: underestimated costs, inflation of material and labor costs, site difficulties (i.e. rock, soil), project not built to plans, weather delays and natural disasters, borrower/contractor/subcontractor disputes which prompt liens, and interest rates increasing beyond budget.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of June 30, 2016 and December 31, 2015, respectively:

Total Loans:	June 30, 2016
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(dollars in thousands)

Commercial and industrial	$150	$84	$234	$79,920	$80,154
Construction	143	423	566	112,713	113,279
Multi-family residential	-	367	367	45,928	46,295
Commercial real estate	84	3,690	3,774	244,148	247,922
Loans to individuals & overdrafts	21	155	176	8,378	8,554
1-to-4 family residential	1,024	781	1,805	93,185	94,990
HELOC	-	360	360	41,695	42,055
Deferred loan (fees) cost, net	-	-	-	-	(1,062)

	$1,422	$5,860	$7,282	$625,967	$632,187

There were three loans that amounted to $571,000 that were more than 90 days past due and still accruing interest at June 30, 2016.

	December 31, 2015
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(dollars in thousands)

Total Loans
Commercial and industrial	$455	$13	$468	$73,023	$73,491
Construction	-	523	523	107,165	107,688
Multi-family residential	44	431	475	40,263	40,738
Commercial real estate	1,214	3,711	4,925	254,334	259,259
Loans to individuals & overdrafts	14	4	18	7,237	7,255
1-to-4 family residential	650	1,594	2,244	85,711	87,955
HELOC	124	359	483	41,519	42,002
Deferred loan (fees) cost, net	-	-	-	-	(990)
	$2,501	$6,635	$9,136	$609,252	$617,398

There was one loan in the amount of $142,000 greater than 90 days past due and still accruing interest at December 31, 2015.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of June 30, 2016 and December 31, 2015:

				Three months ended		Six months ended
	As of June 30, 2016			June 30, 2016		June 30, 2016
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$370	$371	$-	$469	$2	$237	$8
Construction	511	637	-	558	2	563	6
Commercial real estate	3,749	5,346	-	3,304	29	4,378	72
Loans to individuals & overdrafts	-	-	-	-	-	-	-
Multi-family residential	367	375	-	368	3	397	8
1-to-4 family residential	1,250	1,546	-	1,257	36	1,656	52
HELOC	623	787	-	658	10	661	18
Subtotal:	6,870	9,062	-	6,614	82	7,892	164
With an allowance recorded:
Commercial and industrial	65	65	7	35	-	39	1
Construction	-	-	-	-	-	-	-
Commercial real estate	3,082	3,692	96	3,389	4	2,165	18
Loans to individuals & overdrafts	-	-	-	-	-	2	-
Multi-family residential	-	-	-	-	-	-	-
1-to-4 family residential	277	277	12	314	2	284	8
HELOC	33	35	-	41	-	16	-
Subtotal:	3,457	4,069	115	3,779	6	2,506	27
Totals:
Commercial	8,144	10,486	103	8,123	40	7,779	113
Consumer	-	-	-	-	-	2	-
Residential	2,183	2,645	12	2,270	48	2,617	78
Grand Total:	$10,327	$13,131	$115	$10,393	$88	$10,398	$191

Impaired loans at June 30, 2016 were approximately $10.3 million and were composed of $5.9 million in nonaccrual loans and $4.4 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $3.5 million in impaired loans had specific allowances provided for them while the remaining $6.9 million had no specific allowances recorded at June 30, 2016. Of the $6.9 million with no allowance recorded, $1.4 million of those loans have had partial charge-offs recorded.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans (continued)

				Three months ended		Six months ended
	As of December 31, 2015			June 30, 2015		June 30, 2015
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$105	$106	$-	$640	$6	$606	$38
Construction	615	764	-	973	10	1,095	23
Commercial real estate	5,006	7,229	-	2,556	49	2,468	93
Loans to individuals & overdrafts	-	-	-	-	-	-	-
Multi-family residential	-	-	-	1,769	21	1,785	43
1 to 4 family residential	2,061	2,666	-	2,485	28	2,368	59
HELOC	699	868	-	641	9	641	20
Subtotal:	8,486	11,633	-	9,064	123	8,963	276
With an allowance recorded:
Commercial and industrial	13	13	2	11	-	138	-
Construction	-	-	-	166	1	166	2
Commercial real estate	1,248	1,314	73	4,436	19	4,643	80
Loans to individuals & overdrafts	4	4	4	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-
1 to 4 family residential	290	290	15	495	6	476	10
HELOC	-	-	-	288	-	289	-
Subtotal:	1,555	1,621	94	5,396	26	5,712	92
Totals:
Commercial	6,987	9,426	75	10,551	106	10,901	279
Consumer	4	4	4	-	-	-	-
Residential	3,050	3,824	15	3,909	43	3,774	89
Grand Total:	$10,041	$13,254	$94	$14,460	$149	$14,675	$368

Impaired loans at December 31, 2015 were approximately $10.0 million and consisted of $6.6 million in non-accrual loans and $3.4 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately, $1.6 million of the $10.0 million in impaired loans at December 31, 2015 had specific allowances recorded while the remaining $8.4 million had no specific allowances recorded. Of the $8.5 million with no allowance recorded, $1.6 million of those loans have had partial charge-offs recorded.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30, 2016			Six months ended June 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
	(Dollars in thousands)
Extended payment terms:
1-to-4 family residential	1	$49	$49	1	$49	$49
C & I	2	251	160	3	296	206
Consumer	1	4	4	1	4	4

Total	4	$304	$213	5	$349	$259

	Three months ended June 30, 2015			Six months ended June 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
(Dollars in thousands)
Below market interest rate:
1-to-4 family residential	-	$-	$-	1	$22	$22

Total	-	$-	$-	1	$22	$22

Loans may be considered troubled debt restructurings for reasons other than below market interest rates, extended payment terms or forgiveness of principal.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default together with concessions made by loan class during the twelve month period ended June 30, 2016 and 2015:

	Twelve months ended		Twelve months ended
	June 30, 2016		June 30, 2015
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
	(Dollars in thousands)
Extended payment terms:
Commercial real estate	3	$206	1	$140
Consumer	1	4	-	-
Multi-family residential	1	370	-	-
1-to-4 family residential	1	49	-	-
Total	6	$629	1	$140

At June 30, 2016, the Bank had thirty five loans with an aggregate balance of $4.2 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-six loans with a balance totaling $2.9 million were still accruing as of June 30, 2016. The remaining TDRs with balances totaling $1.3 million as of June 30, 2016 were in non-accrual status.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of June 30, 2016 and December 31, 2015, respectively:

Total loans:

June 30, 2016
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(In thousands)

Superior	$598	$-	$-	$-
Very good	384	355	480	-
Good	10,848	5,209	25,611	2,399
Acceptable	28,765	18,228	139,926	29,721
Acceptable with care	38,280	88,731	70,340	13,500
Special mention	696	184	5,495	48
Substandard	583	572	6,070	627
Doubtful	-	-	-	-
Loss	-	-	-	-
	$80,154	$113,279	$247,922	$46,295

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$88,804	$41,146
Special mention	2,981	136
Substandard	3,205	773
	$94,990	$42,055

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$8,540
Non –pass	14
$8,554

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
$7,255

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Determining the fair value of Purchased Credit Impaired (PCI) loans at acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected to be collected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for credit losses from the acquired company.

The following table documents changes to the amount of the accretable yield on PCI loans for the three and six months ended June 30, 2016 (dollars in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2016	2016
	(Dollars in thousands)

Accretable yield, beginning of period	$2,657	$2,822
Accretion	(264)	(534)
Reclassification from (to) nonaccretable difference	(6)	2
Other changes, net	181	278
Accretable yield, end of period	$2,568	$2,568

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

The Company’s allowance for loan losses model calculates historical loss rates by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using the twelve quarter look back period, loss factors are calculated for each risk-graded pool. The model incorporates various internal and external qualitative and environmental factors as described in the Interagency Policy Statement on the Allowance for Loan and Lease Losses, dated December 2006. Input for these factors is determined on the basis of management observation, judgment, and experience. The factors utilized by the Company in the model for all loan classes are as follows:

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (continued)

Internal Factors

•	Concentrations – Measures the increased risk derived from concentration of credit exposure in particular industry segments within the portfolio.
•	Policy exceptions – Measures the risk derived from granting terms outside of underwriting guidelines.
•	Compliance exceptions– Measures the risk derived from granting terms outside of regulatory guidelines.
•	Document exceptions– Measures the risk exposure resulting from the inability to collect due to improperly executed documents and collateral imperfections.
•	Financial information monitoring – Measures the risk associated with not having current borrower financial information.
•	Nonaccrual – Reflects increased risk of loans with characteristics that merit nonaccrual status.
•	Delinquency – Reflects the increased risk deriving from higher delinquency rates.
•	Personnel turnover – Reflects staff competence in various types of lending.
•	Portfolio growth – Measures the impact of growth and potential risk derived from new loan production.

External Factors

•	GDP growth rate – Impact of general economic factors that affect the portfolio.
•	North Carolina unemployment rate – Impact of local economic factors that affect the portfolio.
•	Peer group delinquency rate – Measures risk associated with the credit requirements of competitors.
•	Prime rate change – Measures the effect on the portfolio in the event of changes in the prime lending rate.

Each pool is assigned an adjustment to the potential loss percentage by assessing its characteristics against each of the factors listed above.

Reserves are generally divided into three allocation segments:

1.	Individual reserves. These are calculated according to ASC Section 310-10-35 against loans evaluated individually and deemed to be most likely impaired. All loans in non-accrual status and all substandard loans that are deemed to be collateral dependent are assessed for impairment. Loans are deemed uncollectible based on a variety of credit, collateral, documentation and other issues. In the case of uncollectible receivables, the collateral is considered unsecured and therefore fully charged off.

2.	Formula reserves. Formula reserves are held against loans evaluated collectively. Loans are grouped by type or by risk grade, or some combination of the two. Loss estimates are based on historical loss rates for each respective loan group. Formula reserves represent the Company’s best estimate of losses that may be inherent, or embedded, within the group of loans, even if it is not apparent at this time which loans within any group or pool represent those embedded losses.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and six month periods ended June 30, 2016, respectively:

	Three months ended June 30, 2016
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(Dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$1,055	$1,401	$3,217	$688	$585	$150	$422	$7,518
Provision for loan losses	66	107	49	(101)	(102)	22	101	142
Loans charged-off	(40)	(1)	(185)	-	(1)	(9)	-	(236)
Recoveries	5	4	32	185	11	6	-	243
Balance, end of period	$1,086	$1,511	$3,113	$772	$493	$169	$523	$7,667

PCI Loans
Balance, beginning of period	$-	$-	$-	$-	$9	$-	$-	$9
Provision for loan losses	16	-	-	-	-	-	-	16
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$16	$-	$-	$-	$9	$-	$-	$25

Total Loans
Balance, beginning of period	$1,055	$1,401	$3,217	$688	$594	$150	$422	$7,527
Provision for loan losses	82	107	49	(101)	(102)	22	101	158
Loans charged-off	(40)	(1)	(185)	-	(1)	(9)	-	(236)
Recoveries	5	4	32	185	11	6	-	243
Balance, end of period	$1,102	$1,511	$3,113	$772	$502	$169	$523	$7,692

Ending Balance: individually evaluated for impairment	$7	$-	$96	$12	$-	$-	$-	$115
Ending Balance: collectively evaluated for impairment	$1,095	$1,511	$3,017	$760	$502	$169	$523	$7,577

Loans:
Ending Balance: collectively evaluated for impairment	$79,719	$112,768	$241,091	$93,463	$41,399	$8,554	$45,928	$622,922
Ending Balance: individually evaluated for impairment	$435	$511	$6,831	$1,527	$656	$-	$367	$10,327
Ending Balance	$80,154	$113,279	$247,922	$94,990	$42,055	$8,554	$46,295	$633,249

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2016
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(Dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$922	$1,386	$3,005	$605	$564	$137	$393	$7,012
Provision for loan losses	198	116	219	(114)	(96)	41	130	494
Loans charged-off	(41)	(2)	(185)	-	(1)	(18)	-	(247)
Recoveries	7	11	74	281	26	9	-	408
Balance, end of period	$1,086	$1,511	$3,113	$772	$493	$169	$523	$7,667

PCI Loans
Balance, beginning of period	$-	$-	$-	$-	$9	$-	$-	$9
Provision for loan losses	16	-	-	-	-	-	-	16
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$16	$-	$-	$-	$9	$-	$2	$25

Total Loans
Balance, beginning of period	$922	$1,386	$3,005	$605	$573	$137	$393	$7,021
Provision for loan losses	214	116	219	(114)	(96)	41	130	510
Loans charged-off	(41)	(2)	(185)	-	(1)	(18)	-	(247)
Recoveries	7	11	74	281	26	9	-	408
Balance, end of period	$1,102	$1,511	$3,113	$772	$502	$169	$523	$7,692

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and six month periods ended June 30, 2015, respectively:

	Three months ended June 30, 2015
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(Dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$982	$1,209	$2,845	$606	$851	$167	$259	$6,919
Provision for loan losses	192	100	(283)	(45)	(96)	(7)	(68)	(207)
Loans charged-off	(130)	-	-	-	-	(11)	(5)	(146)
Recoveries	33	4	11	41	9	4	106	208
Balance, end of period	$1,077	$1,313	$2,573	$602	$764	$153	$292	$6,774

PCI Loans
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-
Provision for loan losses	-	-	57	-	9	-	2	68
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$57	$-	$9	$-	$2	$68

Total Loans
Balance, beginning of period	$982	$1,209	$2,845	$606	$851	$167	$259	$6,919
Provision for loan losses	192	100	(226)	(45)	(87)	(7)	(66)	(139)
Loans charged-off	(130)	-	-	-	-	(11)	(5)	(146)
Recoveries	33	4	11	41	9	4	106	208
Balance, end of period	$1,077	$1,313	$2,630	$602	$773	$153	$294	$6,842

Ending Balance: individually evaluated for impairment	$3	$78	$299	$66	$108	$-	$-	$554
Ending Balance: collectively evaluated for impairment	$1,074	$1,235	$2,331	$536	$665	$153	$294	$6,288

Loans:
Ending Balance: collectively evaluated for impairment	$69,875	$94,977	$229,561	$82,990	$36,783	$6,042	$40,515	$560,743
Ending Balance: individually evaluated for impairment	$529	$1,056	$6,910	$2,936	$939	$-	$1,337	$13,707
Ending Balance	$70,404	$96,033	$236,471	$85,926	$37,722	$6,042	$41,852	$574,450

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2015
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(Dollars in thoudands)
Loans – excluding PCI
Balance, beginning of period	$803	$1,103	$2,914	$630	$930	$185	$279	$6,844
Provision for loan losses	365	202	(323)	(85)	(137)	(11)	(88)	(77)
Loans charged-off	(130)	-	(29)	-	(40)	(35)	(5)	(239)
Recoveries	39	8	11	57	11	14	106	246
Balance, end of period	$1,077	$1,313	$2,573	$602	$764	$153	$292	$6,774

PCI Loans
Balance, beginning of period	$-	$-	$-	$-	$-	$-	$-	$-
Provision for loan losses	-	-	57	-	9	-	2	68
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$57	$-	$9	$-	$2	$68

Total Loans
Balance, beginning of period	$803	$1,103	$2,914	$630	$930	$185	$279	$6,844
Provision for loan losses	365	202	(266)	(85)	(128)	(11)	(86)	(9)
Loans charged-off	(130)	-	(29)	-	(40)	(35)	(5)	(239)
Recoveries	39	8	11	57	11	14	106	246
Balance, end of period	$1,077	$1,313	$2,630	$602	$773	$153	$294	$6,842

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)

Beginning balance	$953	$1,131	$490	$809

Unrealized gain (loss) on investment securities available for sale	338	(680)	1,099	(72)
Tax effect	(113)	259	(397)	25
Other comprehensive gain (loss) before reclassification	225	(421)	702	(47)
Amounts reclassified from accumulated comprehensive income:
Realized gains on investment securities included in net income	-	(134)	(22)	(219)
Tax effect	-	45	8	78
Total reclassifications net of tax	-	(89)	(14)	(141)

Net current period other comprehensive income (loss)	225	(510)	688	(188)

Ending balance	$1,178	$621	$1,178	$621

The income statement line items impacted by the reclassifications of realized gains (losses) on investment securities are the gain on the sale of securities and income tax expense line items in the consolidated statement of operations.

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements totaled $9.4 million and $12.1 million at June 30, 2016 and December 31, 2015, respectively.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE I - REPURCHASE AGREEMENTS (continued)

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in short-term borrowings as of June 30, 2016 and December 31, 2015 is presented in the following tables.

	June 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30	30-90	Greater than
(Dollars in thousands)	continuous	Days	Days	90 Days	Total
Repurchase agreements
U.S. government agencies-GSE’s	$3,757	$-	$-	$-	$3,757
Mortgage-backed Securities-GSEs	5,623	-	-	-	5,623
Total borrowings	$9,380	$-	$-	$-	$9,380
Gross amount of recognized liabilities for repurchase agreements					$9,380

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30	30-90	Greater than
(Dollars in thousands)	continuous	Days	Days	90 Days	Total
Repurchase agreements
U.S. government agencies-GSE’s	$4,206	$-	$-	$-	$4,206
Mortgage-backed Securities-GSEs	7,943	-	-	-	7,943
Total borrowings	$12,149	$-	$-	$-	$12,149
Gross amount of recognized liabilities for repurchase agreements					$12,149

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE J – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned during the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2016	2015
	(Dollars in thousands)

Beginning balance January 1	$1,401	$1,585
Sales	(1,215)	(543)
Writedowns	(48)	(55)
Transfers	578	43
Ending balance	$716	$1,030

At June 30, 2016 and December 31, 2015, the Company had $716,000 and $1.4 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure totaled $104,000 and none at June 30, 2016 and December 31, 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Select Bancorp, Inc. (the “Company”). This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results, performance or achievements may differ materially from the results expressed or implied by our forward-looking statements. Factors that could influence actual results, performance or achievements include, among other things, changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

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

The Company was formerly known as New Century Bancorp, Inc. On July 25, 2014, New Century Bancorp, Inc. acquired Select Bancorp, Inc. (“Legacy Select”) by merger. The combined company is now known as Select Bancorp, Inc., which we refer to in this report as the Company. Legacy Select was a bank holding company headquartered in Greenville, North Carolina, whose wholly owned subsidiary, Select Bank & Trust Company, was a state-chartered commercial bank with approximately $276.9 million in assets. The merger expanded the Company’s North Carolina presence with the addition of six branches located in Greenville (two), Elizabeth City, Washington, Gibsonville, and Burlington. During 2015, Gibsonville and Burlington were combined into a new location in Burlington. As noted in the following discussion and analysis, the combination of the former New Century Bancorp and Legacy Select has had a significant impact on the Company’s financial condition and results of operations.

The Company completed construction of a new branch at 416 South Hughes Boulevard, Elizabeth City, North Carolina in October 2015. The Company’s branch at 100 Nance Court relocated to this location. In addition, we acquired two new branches located at 1101 New Pointe Boulevard, Leland, North Carolina and 168 NC Highway 24, Morehead City, North Carolina in December 2015.

In August 2015, we closed our branches located at 220 Burlington Street, Gibsonville, North Carolina and 523 S. Worth Street, Burlington, North Carolina and transferred accounts to our new Burlington branch located at 3158 South Church Street. In addition, we closed our branch located at 6390 Ramsey Street, Fayetteville, North Carolina and transferred accounts to our Fayetteville branch located at 2818 Raeford Road during September 2015. On April 29, 2016 we closed our branch located at 3800 10th Street but the property will be held and used. In June 2016 an undeveloped lot previously intended for branch expansion was placed under contract for sale which sold on July 14, 2016. These closed properties are included in assets held for sale on the consolidated balance sheet as of June 30, 2016.

Comparison of Financial Condition at

June 30, 2016 and December 31, 2015

During the first six months of 2016, total assets increased by $9.6 million to $826.6 million as of June 30, 2016. The increase in assets was due primarily to loan growth funded by DDA deposits and time deposits. Earning assets at June 30, 2016 totaled $753.0 million and consisted of $624.5 million in net loans, $69.9 million in investment securities, $55.4 million in overnight investments and interest-bearing deposits in other banks and $3.1 million in non-marketable equity securities, of which $2.3 million is FHLB stock. Total deposits and shareholders’ equity at the end of the second quarter of 2016 were $661.3 million and $101.5 million, respectively.

Since the end of 2015, gross loans have increased by $14.8 million to $632.2 million as of June 30, 2016. At June 30, 2016, gross loans consisted of $80.2 million in commercial and industrial loans, $247.9 million in commercial real estate loans, $46.3 million in multi-family residential loans, $8.5 million in consumer loans, $95.0 million in residential real estate loans, $42.1 million in HELOCs, and $113.3 million in construction loans. Deferred loan fees, net of costs, on these loans were $1.1 million at June 30, 2016.

At June 30, 2016 and December 31, 2015, there were no federal funds sold and no repurchase agreements. Interest-earning deposits in other banks were $55.6 million at June 30, 2016, a $4.7 million increase from December 31, 2015. The Company’s investment securities at June 30, 2016 were $69.9 million, a decrease of $10.8 million from December 31, 2015 in order to provide funding for higher yielding loans. The investment portfolio as of June 30, 2016 consisted of $17.7 million in government agency debt securities, $35.4 million in mortgage-backed securities and $16.8 million in municipal securities. The net unrealized gain on these securities was $1.9 million.

At June 30, 2016, the Company had an investment of $2.3 million in Federal Home Loan Bank (“FHLB”) stock, which increased by $206,000 from December 31, 2015. Also, the Company had $757,000 in other non-marketable securities at June 30, 2016, which increased by $52,000 from December, 31, 2015.

At June 30, 2016, non-earning assets were $73.6 million, an increase of $2.2 million from $71.4 million as of December 31, 2015. Non-earning assets included $14.9 million in cash and due from banks, bank premises and equipment of $18.6 million, goodwill of $6.9 million, core deposit intangible of $1.0 million, accrued interest receivable of $2.4 million, foreclosed real estate of $716,000, $21.9 million in bank owned life insurance (“BOLI”), $1.3 million of assets held for sale, and other assets of $5.9 million which included $3.9 million in deferred tax assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets. The increase in non-earning assets was due primarily to the increase in deposits and the corresponding increase in on-balance sheet cash.

Total deposits at June 30, 2016 were $661.3 million and consisted of $156.6 million in non-interest-bearing demand deposits, $172.2 million in money market and NOW accounts, $39.9 million in savings accounts, and $292.5 million in time deposits. Total deposits increased by $10.1 million from $651.2 million as of December 31, 2015, due primarily to an increase in DDA deposits. The Bank had $497,000 in brokered demand deposits and $44.2 million in brokered time deposits as of June 30, 2016.

As of June 30, 2016, the Company had $30.5 million of short-term debt of which $9.4 million was repurchase agreements with local customers, $28.4 million (of which $16.0 million is identified as long-term debt) in FHLB borrowings, and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at June 30, 2016 was $101.5 million, a decrease of $3.2 million from $104.7 million as of December 31, 2015. This decrease is primarily due the full redemption of $7.6 million of SBLF preferred stock on January 20, 2016 which is netted against year to date earnings of $3.4 million. Accumulated other comprehensive income relating to available for sale securities increased $688,000 during the six months ended June 30, 2016. Other changes in shareholders’ equity included increases of $36,000 in stock-based compensation and $344,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At June 30, 2016, the Company had $1.4 million in loans that were 30 to 89 days past due. This represented 0.23% of gross loans outstanding on that date. This is a decrease from December 31, 2015 when there were $2.5 million in loans that were 30-89 days past due or 0.41% of gross loans outstanding. Non-accrual loans decreased from $6.6 million at December 31, 2015 to $5.9 million at June 30, 2016.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased from 1.41% at December 31, 2015 to 1.39% at June 30, 2016. The Company has experienced a decrease in non-accruals from $6.6 million at December 31, 2015 to $5.9 million as of June 30, 2016 and an increase in accruing troubled debt restructurings from $2.1 million at December 31, 2015 to $2.9 million as of June 30, 2016. Of the $775,000 decrease in non-accrual loans in the first half of the year, the decrease is related to five loans in primarily 1-to-4 Family Residential loan pool classifications.

At June 30, 2016, the Company had thirty-five loans totaling $4.2 million that were considered to be troubled debt restructurings. Twenty-six of these loans totaling $2.9 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	June 30,	December 31,
	2016	2015
	(Dollars in thousands)

Non-accrual loans	$5,860	$6,635
Accruing TDRs	2,928	2,077
Total non-performing loans	8,788	8,712
Foreclosed real estate	716	1,401
Total non-performing assets	$9,504	$10,113

Accruing loans past due 90 days or more	$571	$142
Allowance for loan losses	$7,692	$7,021

Non-performing loans to period end loans	1.39%	1.41%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.48%	1.43%
Allowance for loans losses to period end loans	1.22%	1.14%
Allowance for loan losses to non-performing loans	88%	81%
Allowance for loan losses to non-performing assets	81%	69%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	76%	68%
Non-performing assets to total assets	1.15%	1.24%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.22%	1.26%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at June 30, 2016 and December 31, 2015 were $9.5 million and $10.1 million, respectively. The allowance for loan losses at June 30, 2016 represented 81% of non-performing assets compared to 69% at December 31, 2015.

Total impaired loans at June 30, 2016 were $10.3 million. This includes $5.9 million in loans that were classified as impaired because they were in non-accrual status and $4.4 million in loans that were determined to be impaired for other reasons. Of these loans, $3.5 million required a specific reserve of $115,000 at June 30, 2016.

Total impaired loans at December 31, 2015 were $10.0 million. This includes $6.6 million in loans that were considered to be impaired due to being in non-accrual status and $3.4 million in loans that were deemed to be impaired for other reasons. Of these loans, $1.6 million required a specific reserve of $94,000 at December 31, 2015.

The allowance for loan losses was $7.7 million at June 30, 2016 or 1.22% of gross loans outstanding. This is an increase from the 1.14% reported as a percentage of gross loans at December 31, 2015. The Legacy Select loans were recorded at estimated fair value as of the acquisition date and the related credit risk reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of the allowance for loan losses to gross loans at June 30, 2016 for all periods post acquisition of Legacy Select. The allowance for loan losses at June 30, 2016 and December 31, 2015 represented 88% and 81%, respectively, of non-performing loans. It is management’s assessment that the allowance for loan losses as of June 30, 2016 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future.

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

At June 30, 2016 and December 31, 2015, the Company had $18.7 million and $16.7 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At June 30, 2016 and December 31, 2015, the Company had $4.9 million and $5.0 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 21.8% and 19.4% of total risk-based capital as of June 30, 2016 and December 31, 2015, which is less than the 100% maximum allowed. These loans may present more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At June 30, 2016 the Company had one product type group which exceeded this guideline; Real Estate Construction – Speculative and Presold, which represented 105% of risk-based capital, or $113.1 million. All other commercial real estate groups were at or below the 40% threshold. At December 31, 2015, the Company exceeded the 40% guideline in one product type. The 1-to-4 Family Residential represented 62% of Risk-Based Capital or $68.8 million at December 31, 2015. All other commercial real estate product types were under the 40% threshold.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of June 30, 2016 and December 31, 2015.

Acquisition, Development and Construction Loans

(Dollars in thousands)

	June 30, 2016			December 31, 2015
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total

Total ADC loans	$94,184	$19,095	$113,279	$90,805	$16,883	$107,688

Average Loan Size	$193	$298		$171	$268

Percentage of total loans	14.90%	3.02%	17.92%	14.71%	2.73%	17.44%

Non-accrual loans	$423	$-	$423	$523	$-	$523

Management closely monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at June 30, 2016 and December 31, 2015.

	June 30, 2016				December 31, 2015
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)

Harnett County	$11,492	10.16%	$5,694	13.54%	$10,120	9.40%	$6,008	14.30%
Alamance County	804	0.71%	664	1.58%	1,128	1.05%	565	1.35%
Beaufort County	2,550	2.25%	1,157	2.75%	2,542	2.36%	1,220	2.90%
Brunswick County	1,441	1.27%	2,233	5.31%	1,784	1.66%	2,427	5.78%
Carteret County	470	0.42%	2,322	5.52%	919	0.85%	2,297	5.47%
Cumberland County	25,130	22.18%	5,078	12.07%	23,117	21.47%	5,412	12.88%
Pasquotank County	1,100	0.97%	1,201	2.86%	1,250	1.16%	1,008	2.40%
Pitt County	18,840	16.63%	5,116	12.17%	19,486	18.09%	4,903	11.67%
Robeson County	297	0.26%	3,690	8.78%	198	0.18%	3,720	8.86%
Sampson County	82	0.07%	1,658	3.94%	406	0.38%	1,457	3.47%
Wake County	21,062	18.59%	1,394	3.31%	19,484	18.09%	1,191	2.83%
Wayne County	7,637	6.74%	4,278	10.17%	3,715	3.45%	4,391	10.46%
All other locations	22,374	19.75%	7,570	18.00%	23,539	21.86%	7,403	17.63%

Total	$113,279	100.00%	$42,055	100.00%	$107,688	100.00%	$42,002	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At June 30, 2016, the Company had $159.3 million in loans that had terms permitting interest only payments. This represented 25.2% of the total loan portfolio. At December 31, 2015, the Company had $156.1 million in loans that had terms permitting interest only payments. This represented 25.3% of the total loan portfolio. Notwithstanding the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $57.8 million, or 9.1% of total loans, at June 30, 2016 compared to $51.6 million, or 8.4% of total loans, at December 31, 2015. The Company’s ten largest customer relationships totaled $81.5 million, or 12.9% of total loans, at June 30, 2016 compared to $85.1 million, or 13.8% of total loans, at December 31, 2015. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended June 30, 2016 and 2015

General. During the second quarter of 2016, the Company had net income of $1.9 million as compared with net income of $1.8 million for the second quarter of 2015. Net income per common share for the second quarter of 2016 was $0.16, basic and diluted, compared with net income per common share of $0.16, basic and diluted, for the second quarter of 2015. Results of operations for the second quarter of 2016 were primarily impacted by an increase of $306,000 in net interest income, and a decrease in non-interest income of $110,000 and an increase in the provision for loan losses of $297,000. Noninterest expenses decreased $34,000 which was primarily related to increased personnel expense of $77,000 and occupancy expense of $42,000 which was offset by a reduction in professional fees of $135,000 and core deposit intangible amortization of $39,000 and other associated expenses. The Company recorded a provision of loan losses of $158,000 for the second quarter of 2016 compared to a recovery of $139,000 in the second quarter of 2015. Net interest margin of 4.24% in the second quarter of 2016 decreased 22 basis points from the same period in 2015 resulting from the accretion of the credit mark associated with the acquired loan portfolio.

Net Interest Income. Net interest income increased to $7.7 million for the second quarter of 2016 from $7.4 million for the second quarter of 2015. The Company’s total interest income was affected by the increase in loan balances due to growth. Average total interest-earning assets were $739.0 million in the second quarter of 2016 compared with $674.0 million during the same period in 2015, while the yield on those assets decreased 22 basis points from 4.96% to 4.74% which was primarily due to the yield accretion on the acquired loans and reduction of rates on recently originated loans.

The Company’s average interest-bearing liabilities increased by $55.3 million to $562.5 million for the quarter ended June 30, 2016 from $507.2 million for the same period one year earlier and the cost of those funds decreased from 0.66% to 0.65%, or 1 basis point. During the second quarter of 2016, the Company’s net interest margin was 4.24% and net interest spread was 4.08%. In the same quarter ended one year earlier, net interest margin was 4.46% and net interest spread was 4.30%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the second quarter of 2016, the Company recorded a provision for loan losses of $158,000 based primarily on loan growth and improving credit metrics led to a recovery on credit provision of $139,000 in the second quarter. This trend of improving credit metrics had been consistently maintained in 2016.

Non-Interest Income. Non-interest income for the quarter ended June 30, 2016 was $831,000, a decrease from $941,000 in the second quarter of 2015. Service charges on deposit accounts decreased $17,000 to $246,000 for the quarter ended June 30, 2016 from $263,000 for the same period in 2015. Other non-deposit fees and income increased $41,000 from the second quarter of 2015 to the second quarter of 2016 due primarily to debit card fees. The Company did not sell any investment securities in the second quarter of 2016 compared to recognizing a gain of $134,000 in the second quarter of 2015.

Non-Interest Expenses. Non-interest expenses decreased by $34,000 to $5.5 million for the quarter ended June 30, 2016, from $5.6 million for the same period in 2015. In general, categories of non-interest expenses that increased were offset by decreases in other areas. The following are highlights of the significant categories of non-interest expenses during the second quarter of 2016 compared to the same period in 2015:

•	Personnel expenses increased $76,000 to $3.1 million, due to increased benefits costs.
•	Foreclosed real estate-related expense decreased $11,000, primarily due to declining balances in the other real estate owned portfolio.
•	There was $35,000 of branch acquisition related expenses incurred in the second quarter of 2015.
•	Professional fees decreased by $135,000 to $252,000, due to reduced contracted internal audit expenses.
•	Occupancy and equipment increased by $42,000 to $607,000, due to branch restructuring.
•	Other non-interest expenses increased by $37,000, due to increases in several categories of other non-interest expenses.

Provision for Income Taxes. The Company’s effective tax rate was 34.0% and 38.4% for the quarters ended June 30, 2016 and 2015, respectively. The effective tax rate for the second quarter of 2016 compared to the same quarter in 2015 was impacted by an adjustment to reduce the Company’s deferred tax asset resulting from enacted lower corporate tax rates for the State of North Carolina in 2015.

As of June 30, 2016 and December, 31, 2015, the Company had a net deferred tax asset in the amount of $3.9 million and $3.2 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things, recent earnings trends, projected earnings, and asset quality. As of June 30, 2016 and December 31, 2015, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Comparison of Results of Operations for the

Six months ended June 30, 2016 and 2015

General. During the first six months of 2016, the Company had net income of $3.4 million as compared with net income of $3.6 million for the first six months of 2015. Net income per share for the first six months of 2016 was $0.29, basic and diluted, compared with net income per share of $0.31, basic and diluted, for the first six months of 2015. Results of operations for the first six months of 2016 compared to 2015 was primarily impacted by an increase of $573,000 in interest income offset by an increase in provision for loan losses of $519,000, a decrease of $107,000 in non-interest income and increased non-interest expenses. Net interest margin of 4.19% in the first six months of 2016 decreased 25 basis points from the same period in 2015.

Net Interest Income. Net interest income increased to $15.2 million for the first six months of 2016 from $14.7 million for the first six months of 2015. The Company’s total interest income was affected by the increase in total loan balances. Average total interest-earning assets were $736.9 million in the first six months of 2016 compared with $675.5 million during the same period in 2015, while the yield on those assets decreased 28 basis points from 4.97% to 4.69%.

The Company’s average interest-bearing liabilities increased by $52.4 million to $566.1 million for the six months ended June 30, 2016 from $513.7 million for the same period one year earlier and the cost of those funds decreased from 0.70% to 0.65%, or 5 basis points. During the first six months of 2016, the Company’s net interest margin was 4.19% and net interest spread was 4.04%. In the same period ended one year earlier, net interest margin was 4.44% and net interest spread was 4.27%. The decrease in loan yields was the primary driver of lower net interest margin in 2016.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. Loan growth was the primary contributor to the 2016 provision expense. Improved credit metrics led to a recovery being recorded in 2015 and such credit metrics have been consistently maintained in 2016.

Non-Interest Income. Non-interest income for the six months ended June 30, 2016 was $1.7 million, a decrease of $107,000 from the first six months of 2015. Service charges on deposit accounts decreased $29,000 to $493,000 for the six months ended June 30, 2016 from $522,000 for the same period in 2015, primarily due to a decrease in overdraft charges. Other non-deposit fees and income increased $120,000 from the first six months of 2015 to the first six months of 2016, primarily due to increases in debit card activity. The Company recognized a gain on sale of investment securities of $22,000 for the first six months of 2016 compared to a gain of $219,000 for the first six months of 2015.

Non-Interest Expenses. Non-interest expenses increased by $216,000 to $11.1 million for the six months ended June 30, 2016, from $10.9 million for the same period in 2015. Non-interest expenses were also impacted in 2015 by $35,000 in branch acquisition charges. The following are highlights of the significant categories of non-interest expenses during the first six months of 2016 versus the same period in 2015:

•	Personnel expenses increased $217,000 to $6.3 million, due to additions in benefits costs.
•	Occupancy and equipment expenses increased by $69,000 due to branch restructuring.
•	Professional fees decreased by $255,000 in the first six months of 2016 to $487,000 compared to $742,000 in the 2015 period primarily due to a reduction in contracted internal audit and consulting fees.
•	Information systems expense increased $149,000 due to cybersecurity initiatives.
•	Other non-interest expenses increased by $151,000, due to small increases in several categories of other non-interest expenses.

Provision for Income Taxes. The Company’s effective tax rate was 35.5% and 36.6% for the six months ended June 30, 2016 and 2015, respectively. The effective tax rate for the first six months of 2015 was impacted by non-deductible merger expenses incurred in 2015.

As of June 30, 2016 and December, 31, 2015, the Company had a net deferred tax asset in the amount of $3.9 million and $3.2 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of June 30, 2016 and December 31, 2015, management concluded that the net deferred tax asset was fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 17.0% of total assets at June 30, 2016 and decreased as compared to 17.6% as of December 31, 2015. This reduction in liquid assets to total assets resulted primarily from letting higher rate deposits roll off.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of June 30, 2016, the Company had existing credit lines with other financial institutions to purchase up to $80.0 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $57.5 million of qualifying loans is pledged to the FHLB to secure borrowings. At June 30, 2016, the Company had $37.2 million in FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At June 30, 2016, in addition to FHLB advances, total borrowings consisted of securities sold under agreements to repurchase of $9.4 million and junior subordinated debentures of $12.4 million.

Total deposits were $661.3 million at June 30, 2016. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 44.2% of total deposits at June 30, 2016. Time deposits of $250,000 or more represented 8.9% of the Company’s total deposits at June 30, 2016. At quarter-end, the Company had $44.2 million in brokered time deposits and $497,000 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions and holding companies are subject to the new BASEL III requirements starting the first quarter of 2015. A new part of the capital ratios profile is the Common Equity Tier 1 risk-based ratio which does not include limited life components such as trust preferred securities and SBLF preferred stock in this calculation. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 12.28% at June 30, 2016.

As the following table indicates, at June 30, 2016, the Company and the Bank both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
Select Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	15.16%	8.00%
Tier 1 risk-based capital ratio	14.13%	6.00%
Leverage ratio	12.89%	4.00%
Common equity Tier 1 risk-based capital ratio	12.51%	4.50%

		Regulatory
	Actual	Minimum	Well-Capitalized
Select Bank & Trust	Ratio	Requirement	Requirement

Total risk-based capital ratio	14.56%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.53%	6.00%	8.00%
Leverage ratio	12.35%	4.00%	5.00%
Common equity Tier 1 risk-based capital ratio	13.53%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of June 30, 2016. On January 20, 2016, all outstanding shares of the Company’s Series A stock were redeemed. While the redemption reduced the capital ratios for the Company and the Bank by approximately 1.2% for each ratio, both the Company and the Bank continue to meet the definition of “well-capitalized”.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the second quarter of 2016. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter of 2016 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 6.     Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, in XBRL (eXtensible Business Reporting Language)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: August 10, 2016	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: August 10, 2016	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, in XBRL (eXtensible Business Reporting Language)

