Form 10-Q
period 2016-09-30
SELECT BANCORP, INC.
filed 2016-11-14
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

As of November 8, 2016, the Registrant had outstanding 11,633,824 shares of Common Stock, $1.00 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

SELECT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31,
	(Unaudited)	2015*
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$15,538	$12,567
Interest-earning deposits in other banks	57,456	49,842
Certificates of deposit	1,000	1,000
Investment securities available for sale, at fair value	65,662	80,709
Loans	651,743	617,398
Allowance for loan losses	(7,889)	(7,021)

NET LOANS	643,854	610,377

Accrued interest receivable	2,484	2,350
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	2,340	2,112
Other non-marketable securities	750	705
Foreclosed real estate	548	1,401
Premises and equipment, net	18,118	19,078
Bank owned life insurance	22,036	21,592
Goodwill	6,931	6,931
Core deposit intangible (“CDI”)	909	1,241
Assets held for sale	1,214	846
Other assets	5,934	6,264

TOTAL ASSETS	$844,774	$817,015

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$177,237	$148,304
Savings	37,859	37,353
Money market and NOW	169,996	179,450
Time	292,029	286,054

TOTAL DEPOSITS	677,121	651,161

Short-term debt	38,175	29,673
Long-term debt	22,372	28,703
Accrued interest payable	190	232
Accrued expenses and other liabilities	3,725	2,544

TOTAL LIABILITIES	741,583	712,313
Shareholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized; 0 and 7,645 shares issued and outstanding at September 30, 2016 and December 31, 2015	-	7,645
Common stock, $1.00 par value, 25,000,000 shares authorized; 11,632,192 and 11,583,011 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	11,632	11,583
Additional paid-in capital	69,475	69,061
Retained earnings	21,068	15,923
Common stock issued to deferred compensation trust, at cost; 271,892 and 253,538 shares at September 30, 2016 and December 31, 2015, respectively	(2,261)	(2,139)
Directors’ Deferred Compensation Plan Rabbi Trust	2,261	2,139
Accumulated other comprehensive income	1,016	490

TOTAL SHAREHOLDERS’ EQUITY	103,191	104,702

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$844,774	$817,015

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$8,369	$7,990	$24,576	$23,528
Federal funds sold and interest-earning deposits in other banks	52	13	189	44
Investments	334	409	1,067	1,344
TOTAL INTEREST INCOME	8,755	8,412	25,832	24,916
INTEREST EXPENSE
Money market, NOW and savings deposits	98	99	291	294
Time deposits	642	630	1,950	1,965
Short-term debt	22	10	162	56
Long-term debt	147	139	345	337
TOTAL INTEREST EXPENSE	909	878	2,748	2,652
NET INTEREST INCOME	7,846	7,534	23,084	22,264
PROVISION FOR LOAN LOSSES	337	393	847	384
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,509	7,141	22,237	21,880
NON-INTEREST INCOME
Gain on sale of investment securities	-	-	22	219
Service charges on deposit accounts	249	274	742	796
Other fees and income	536	298	1,718	1,361
TOTAL NON-INTEREST INCOME	785	572	2,482	2,376
NON-INTEREST EXPENSE
Personnel	3,176	3,044	9,465	9,116
Occupancy and equipment	575	543	1,756	1,655
Deposit insurance	76	125	337	392
Professional fees	263	239	750	981
CDI amortization	105	125	332	429
Merger/acquisition related expenses	-	103	-	138
Information systems	510	527	1,543	1,412
Foreclosed-related expenses	140	97	203	156
Other	786	767	2,384	2,214
TOTAL NON-INTEREST EXPENSE	5,631	5,570	16,770	16,493
INCOME BEFORE INCOME TAX	2,663	2,143	7,949	7,763
INCOME TAXES	924	792	2,800	2,848
NET INCOME	1,739	1,351	5,149	4,915
DIVIDENDS AND ACCRETION OF PREFERRED STOCK	-	19	4	57
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,739	$1,332	$5,145	$4,858
NET INCOME PER COMMON SHARE
Basic	$0.15	$0.12	$0.44	$0.42
Diluted	$0.15	$0.12	$0.44	$0.42
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,627,270	11,521,043	11,601,993	11,476,532
Diluted	11,666,280	11,582,724	11,647,915	11,547,581

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)

Net income	$1,739	$1,351	$5,149	$4,915

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	(259)	595	840	523
Tax effect	97	(222)	(300)	(197)
	(162)	373	540	326
Reclassification adjustment for gain included in net income	-	-	(22)	(219)
Tax effect	-	-	8	78
	-	-	(14)	(141)

Total	(162)	373	526	185

Total comprehensive income	$1,577	$1,724	$5,675	$5,100

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

							Common
							Stock		Accumulated
							Issued		Other
					Additional		to Deferred		Compre-	Total
	Preferred Stock		Common Stock		paid-in	Retained	Compensation	Deferred	hensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Trust	Comp Plan	Income	Equity
Balance at December 31, 2014	7,645	$7,645	11,377,980	$11,378	$68,406	$9,447	$(2,121)	$2,121	$809	$97,685
Net income	-	-	-	-	-	4,915	-	-	-	4,915
Other comprehensive income, net	-	-	-	-	-	-	-	-	185	185
Preferred stock dividends paid	-	-	-	-	-	(57)	-	-	-	(57)
Stock option exercises	-	-	199,131	199	592	-	-	-	-	791
Stock based compensation	-	-	-	-	26	-	-	-	-	26
Director equity incentive plan, net	-	-	-	-	-	-	(18)	18	-	-
Balance at September 30, 2015	7,645	$7,645	11,577,111	$11,577	$69,024	$14,305	$(2,139)	$2,139	$994	$103,545

Balance at December 31, 2015	7,645	$7,645	11,583,011	$11,583	$69,061	$15,923	$(2,139)	$2,139	$490	$104,702
Net income	-	-	-	-	-	5,149	-	-	-	5,149
Other comprehensive income, net	-	-	-	-	-	-	-	-	526	526
Preferred stock dividends paid	-	-	-	-	-	(4)	-	-	-	(4)
Preferred stock redemption	(7,645)	(7,645)	-	-	-	-	-	-	-	(7,645)
Stock option exercises	-	-	49,181	49	361	-	-	-	-	410
Stock based compensation	-	-	-	-	53	-	-	-	-	53
Director equity incentive plan, net	-	-	-	-	-	-	(122)	122	-	-
Balance at September 30, 2016	-	$-	11,632,192	$11,632	$69,475	$21,068	$(2,261)	$2,261	$1,016	$103,191

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,149	$4,915
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	847	384
Depreciation and amortization of premises and equipment	808	798
Amortization and accretion of investment securities	579	721
Amortization of deferred loan fees and costs	(346)	(216)
Amortization of core deposit intangible	332	429
Stock-based compensation	53	26
Accretion on acquired loans	(905)	(1,102)
Amortization of acquisition premium on time deposits	(542)	(641)
Net accretion of acquisition discount on borrowings	(212)	(299)
Increase in cash surrender value of bank owned life insurance	(444)	(469)
Net loss on sale and write-downs of foreclosed real estate	164	117
Net write-down on asset held for sale	13	271
Net gain on investment security sales and pay-downs	(22)	(219)
Change in assets and liabilities:
Net change in accrued interest receivable	(134)	108
Net change in other assets	17	461
Net change in accrued expenses and other liabilities	1,139	237

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,496	5,521

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of FHLB stock	(228)	(525)
Purchase (redemption) of non-marketable security	(45)	133
Purchase of investment securities available for sale	(1,517)	(7,322)
Maturities of investment securities available for sale	9,434	12,430
Mortgage-backed securities pay-downs	6,788	7,165
Proceeds from sale of investment securities available for sale	624	5,640
Net change in loans outstanding	(34,215)	(44,908)
Proceeds from sale of foreclosed real estate	1,831	560
Disposal of premises and equipment	400	-
Purchases of premises and equipment	(629)	(2,500)

NET CASH USED BY INVESTING ACTIVITIES	(17,557)	(29,327)

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$26,502	$1,674
Proceeds from short-term debt	22,000	17,883
Repayments on short-term debt	(18,493)	(7,812)
Repayments on long-term debt	(1,124)	3,472
Preferred stock dividends paid	(4)	(57)
Redemption of preferred stock	(7,645)	-
Proceeds from stock option exercises	410	791

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,646	15,951

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,585	(7,855)

CASH AND CASH EQUIVALENTS, BEGINNING	63,409	58,410

CASH AND CASH EQUIVALENTS, ENDING	$73,994	$50,555

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,790	$2,724
Income Taxes	1,772	1,847

Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	526	185
Transfers from loans to foreclosed real estate	1,142	99
Transfers from premises and equipment to assets held for sale	768	1,056

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2016. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the September 30, 2016 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At September 30, 2016 and 2015 there were 123,800 and 111,080 anti-dilutive options outstanding, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average shares used for basic net income available to common shareholders	11,627,270	11,521,043	11,601,993	11,476,532

Effect of dilutive stock options	39,010	61,681	45,922	71,049

Weighted average shares used for diluted net income available to common shareholders	11,666,280	11,582,724	11,647,915	11,547,581

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting, to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is currently evaluating the expected impact of these amendments to its financial statements but generally expects a positive impact to net earnings at the time of adoption as recording of any excess tax benefit will be through the income statement rather than additional paid in capital.

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance was applied from the beginning of the fiscal year of adoption. The Company adopted this guidance as of January 1, 2016 with no material effect on its financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance was applied as of the beginning of the annual period containing the adoption date. The Company adopted this guidance as of January 1, 2016 with no material effect on its financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In August 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agency securities, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three months ended September 30, 2016. Valuation techniques are consistent with techniques used in prior periods.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

Investment securities available for sale September 30, 2016	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$15,211	$-	$15,211	$-
Mortgage-backed securities - GSE’s	33,862	-	33,862	-
Municipal bonds	16,589	-	16,589	-
Total	$65,662	$-	$65,662	$-

Investment securities available for sale December 31, 2015	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$21,226	$-	$21,226	$-
Mortgage-backed securities - GSE’s	39,536	-	39,536	-
Municipal bonds	19,947	-	19,947	-
Total	$80,709	$-	$80,709	$-

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2016 and December 31, 2015, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At September 30, 2016, the discounts to appraised value used are weighted between 4% and 50%. There were no transfers between levels from the prior reporting periods and there have been no changes in valuation techniques for the three months ended September 30, 2016.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at estimated fair value less estimated selling costs. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate is the discount applied to appraised values to account for expected liquidation and selling costs. At September 30, 2016, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three months ended September 30, 2016.

Assets held for sale

During 2015, a branch facility was taken out of service as part of the Company’s branch restructuring plan and reclassified as held for sale. In the second quarter of 2016 an undeveloped lot that was intended for the site of a future branch was under contract for sale and closed in July 2016. During the third quarter of 2016 the land and building for our Washington branch was under contract for sale and closed in October 2016. The Bank entered into a three year lease for approximately 20% of the square footage of the building for the Washington branch. The properties are recorded at the remaining book balance of the asset or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. The significant unobservable input used is the discount applied to appraised values to account for expected liquidation and selling costs ranged between 1% and 25 % at September 30, 2016. There have been no changes in the valuation techniques for the three months ended September 30, 2016.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

Asset Category September 30, 2016	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$4,876	$-	$-	$4,876
Assets held for sale	1,214	-	-	1,214
Foreclosed real estate	548	-	-	548
Total	$6,638	$-	$-	$6,638

Asset Category December 31, 2015	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$6,635	$-	$-	$6,635
Assets held for sale	846	-	-	846
Foreclosed real estate	1,401	-	-	1,401
Total	$8,882	$-	$-	$8,882

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following table presents the carrying values and estimated fair values of the Company's financial instruments at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$15,538	$15,538	$15,538	$-	$-
Certificates of deposit	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	57,456	57,456	57,456	-	-
Investment securities available for sale	65,662	65,662	-	65,662	-
Loans, net	643,854	650,901	-	-	650,901
Accrued interest receivable	2,484	2,484	-	2,484	-
Stock in FHLB	2,340	2,340	-	-	2,340
Other non-marketable securities	750	750	-	-	750

Financial liabilities:
Deposits	$677,121	$676,615	$-	$676,615	$-
Short-term debt	38,175	38,175	-	38,175	-
Long-term debt	22,372	17,387	-	17,387	-
Accrued interest payable	190	190	-	190	-

	December 31, 2015
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$12,567	$12,567	$12,567	$-	$-
Certificates of deposits	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	49,842	49,842	49,842	-	-
Investment securities available for sale	80,709	80,709	-	80,709	-
Loans, net	610,377	615,754	-	-	615,754
Accrued interest receivable	2,350	2,350	-	2,350	-
Stock in the FHLB	2,112	2,112	-	-	2,112
Other non-marketable securities	705	705	-	-	705

Financial liabilities:
Deposits	$651,161	$651,255	$-	$651,255	$-
Short-term debt	29,673	29,673	-	29,673	-
Long-term debt	28,703	23,718	-	23,718	-
Accrued interest payable	232	232	-	232	-

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

NOTE E - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investments (“AFS”), with gross unrealized gains and losses, follow:

	September 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$15,045	$178	$(12)	$15,211
Mortgage-backed securities – GSE’s	32,900	962	-	33,862
Municipal bonds	16,097	492	-	16,589

	$64,042	$1,632	$(12)	$65,662

As of September 30, 2016, accumulated other comprehensive income included net unrealized gains totaling $1.6 million. Deferred tax liabilities resulting from these net unrealized gains totaled $604,000.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E - INVESTMENT SECURITIES (continued)

The scheduled maturities of securities available for sale, with gross unrealized gains and losses, were as follows:

	September 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
Within 1 year	$4,497	$22	$-	$4,519
After 1 year but within 5 years	39,011	1,078	-	40,089
After 5 years but within 10 years	11,742	204	(12)	11,934
After 10 years	8,792	328	-	9,120

	$64,042	$1,632	$(12)	$65,662

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
Within 1 year	$1,361	$6	$-	$1,367
After 1 year but within 5 years	52,577	628	(99)	53,106
After 5 years but within 10 years	17,297	146	(161)	17,282
After 10 years	8,693	261	-	8,954

	$79,928	$1,041	$(260)	$80,709

Securities with a carrying value of $35.1 million and $45.2 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

Since none of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended September 30, 2016 and December 31, 2015. In 2015, the Company did not incur a loss on the disposal of any security and it has not realized any losses related to the sale of securities in 2016.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E- INVESTMENT SECURITIES (continued)

The following tables show the gross unrealized losses and fair value of the Company’s investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015.

	September 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies- GSE’s	$-	$-	$1,702	$(12)	$1,702	$(12)
Total temporarily impaired securities	$-	$-	$1,702	$(12)	$1,702	$(12)

At September 30, 2016, the Company had two AFS securities with an unrealized loss for twelve or more consecutive months. Two U.S. government agency GSE’s had unrealized losses for more than twelve months totaling $12,000 at September 30, 2016. There were no securities that had losses for less than twelve months at September 30, 2016. All unrealized losses are attributable to the general trend of interest rates. During the third quarter of 2016 there were no sales of investment securities. During the first nine months of 2016 gross proceeds of investment sales amounted to $624,000 with gains of $22,000.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS

Following is a summary of the composition of the Company’s loan portfolio at September 30, 2016 and December 31, 2015:

	September 30,		December 31,
Total Loans:	2016		2015
		Percent		Percent
	Amount	of total	Amount	of total
	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$93,825	14.39%	$87,955	14.25%
Commercial real estate	261,800	40.17%	259,259	41.99%
Multi-family residential	47,886	7.35%	40,738	6.60%
Construction	116,287	17.84%	107,688	17.44%
Home equity lines of credit (“HELOC”)	41,377	6.35%	42,002	6.80%

Total real estate loans	561,175	86.10%	537,642	87.08%

Other loans:
Commercial and industrial	82,600	12.67%	73,491	11.90%
Loans to individuals	8,924	1.37%	7,207	1.17%
Overdrafts	149	0.02%	48	0.01%
Total other loans	91,673	14.06%	80,746	13.08%

Gross loans	652,848		618,388
Less deferred loan origination fees, net	(1,105)	(0.16)%	(990)	(0.16)%
Total loans	651,743	100.00%	617,398	100.00%

Allowance for loan losses	(7,889)		(7,021)

Total loans, net	$643,854		$610,377

Loans are primarily secured by real estate located in eastern and central North Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

At September 30, 2016, the Company had pre-approved but unused lines of credit for customers totaling $127.6 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

A floating lien of $95.9 million of loans was pledged to the FHLB to secure borrowings at September 30, 2016.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of September 30, 2016 and December 31, 2015, respectively:

Total Loans:	September 30, 2016
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(dollars in thousands)

Commercial and industrial	$35	$126	$161	$82,439	$82,600
Construction	79	413	492	115,795	116,287
Multi-family residential	303	360	663	47,223	47,886
Commercial real estate	-	2,969	2,969	258,831	261,800
Loans to individuals & overdrafts	32	-	32	9,041	9,073
1-to-4 family residential	252	653	905	92,920	93,825
HELOC	319	355	674	40,703	41,377
Deferred loan (fees) cost, net	-	-	-	-	(1,105)

	$1,020	$4,876	$5,896	$646,952	$651,743

There were two loans that amounted to $431,000 that were more than 90 days past due and still accruing interest at September 30, 2016.

	December 31, 2015
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(dollars in thousands)

Total Loans
Commercial and industrial	$455	$13	$468	$73,023	$73,491
Construction	-	523	523	107,165	107,688
Multi-family residential	44	431	475	40,263	40,738
Commercial real estate	1,214	3,711	4,925	254,334	259,259
Loans to individuals & overdrafts	14	4	18	7,237	7,255
1-to-4 family residential	650	1,594	2,244	85,711	87,955
HELOC	124	359	483	41,519	42,002
Deferred loan (fees) cost, net	-	-	-	-	(990)
	$2,501	$6,635	$9,136	$609,252	$617,398

There was one loan in the amount of $142,000 greater than 90 days past due and still accruing interest at December 31, 2015.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of
September 30, 2016 and December 31, 2015:

				Three months ended		Nine months ended
	As of September 30, 2016			September 30, 2016		September 30, 2016
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$244	$246	$-	$307	$4	$175	$12
Construction	499	622	-	505	1	557	7
Commercial real estate	3,620	5,208	-	3,685	34	4,313	107
Loans to individuals & overdrafts	-	-	-	-	-	-	-
Multi-family residential	360	375	-	363	7	394	14
1-to-4 family residential	1,008	1,282	-	1,129	15	1,534	67
HELOC	617	786	-	620	10	658	28
Subtotal:	6,348	8,519	-	6,609	71	7,631	235
With an allowance recorded:
Commercial and industrial	4	4	4	35	-	9	-
Construction	-	-	-	-	-	-	-
Commercial real estate	2,448	2,857	85	2,765	8	1,848	27
Loans to individuals & overdrafts	-	-	-	-	-	2	-
Multi-family residential	-	-	-	-	-	-	-
1-to-4 family residential	283	309	15	280	3	287	11
HELOC	33	35	-	33	-	16	-
Subtotal:	2,768	3,205	104	3,113	11	2,162	38
Totals:
Commercial	7,175	9,312	89	7,660	54	7,296	167
Consumer	-	-	-	-	-	2	-
Residential	1,941	2,412	15	2,062	28	2,495	106
Grand Total:	$9,116	$11,724	$104	$9,722	$82	$9,793	$273

Impaired loans at September 30, 2016 were approximately $9.1 million and were composed of $4.9 million in nonaccrual loans and $4.2 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $2.8 million in impaired loans had specific allowances provided for them while the remaining $6.3 million had no specific allowances recorded at September 30, 2016. Of the $6.3 million with no allowance recorded, $1.3 million of those loans have had partial charge-offs recorded.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans (continued)

				Three months ended		Nine months ended
	As of December 31, 2015			September 30, 2015		September 30, 2015
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$105	$106	$-	$640	$6	$630	$40
Construction	615	764	-	1,070	10	1,070	12
Commercial real estate	5,006	7,229	-	2,556	49	3,136	130
Loans to individuals & overdrafts	-	-	-	-	-	-	-
Multi-family residential	-	-	-	1,769	21	1,779	59
1 to 4 family residential	2,061	2,666	-	2,485	28	2,201	77
HELOC	699	868	-	641	9	648	30
Subtotal:	8,486	11,633	-	9,161	123	9,464	348
With an allowance recorded:
Commercial and industrial	13	13	2	11	-	133	-
Construction	-	-	-	166	1	96	2
Commercial real estate	1,248	1,314	73	4,436	19	3,869	88
Loans to individuals & overdrafts	4	4	4	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-
1 to 4 family residential	290	290	15	495	6	442	13
HELOC	-	-	-	288	-	142	-
Subtotal:	1,555	1,621	94	5,396	26	4,682	103
Totals:
Commercial	6,987	9,426	75	10,648	106	10,713	331
Consumer	4	4	4	-	-	-	-
Residential	3,050	3,824	15	3,909	43	3,433	120
Grand Total:	$10,041	$13,254	$94	$14,557	$149	$14,146	$451

Impaired loans at December 31, 2015 were approximately $10.0 million and consisted of $6.6 million in non-accrual loans and $3.4 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately $1.5 million of the $10.0 million in impaired loans at December 31, 2015 had specific allowances recorded while the remaining $8.5 million had no specific allowances recorded. Of the $8.5 million with no allowance recorded, $1.6 million of those loans have had partial charge-offs recorded.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30, 2016			Nine months ended September 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
	(Dollars in thousands)
Extended payment terms:
1-to-4 family residential	-	$-	$-	2	$100	$48
Commercial & industrial	-	-	-	3	296	188
Construction	1	139	68	1	139	68
Loans to individuals & overdrafts	-	-	-	1	4	1

Total	1	$139	$68	7	$539	$305

Loans may be considered troubled debt restructurings for reasons other than below market interest rates, extended payment terms or forgiveness of principal.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default together with concessions made by loan class during the twelve month period ended September 30, 2016 and 2015:

	Twelve months ended		Twelve months ended
	September 30, 2016		September 30, 2015
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
	(Dollars in thousands)
Extended payment terms:
Commercial real estate	3	$188	1	$145
Loans to individuals & overdrafts	1	1	-	-
Construction	1	68	-	-
Multi-family residential	1	364	-	-
1-to-4 family residential	1	48	-	-
Total	7	$669	1	$145

At September 30, 2016, the Bank had thirty-three loans with an aggregate balance of $4.1 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-two loans with a balance totaling $2.7 million were still accruing as of September 30, 2016. The remaining TDRs with balances totaling $1.4 million as of September 30, 2016 were in non-accrual status.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of September 30, 2016 and December 31, 2015, respectively:

Total loans:

September 30, 2016
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
	(In thousands)

Superior	$347	$-	$-	$-
Very good	256	298	470	-
Good	13,363	7,035	32,473	3,147
Acceptable	27,317	17,162	141,495	30,101
Acceptable with care	39,333	91,051	76,208	13,975
Special mention	1,657	180	5,387	-
Substandard	327	561	5,767	663
Doubtful	-	-	-	-
Loss	-	-	-	-
	$82,600	$116,287	$261,800	$47,886

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$87,994	$39,627
Special mention	2,971	435
Substandard	2,860	1,315
	$93,825	$41,377

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$9,062
Non –pass	11
$9,073

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

The following table documents changes to the amount of the accretable yield on PCI loans for the three and nine months ended September 30, 2016 (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2016	2016
	(Dollars in thousands)

Accretable yield, beginning of period	$2,568	$2,822
Accretion	(252)	(787)
Reclassification from (to) nonaccretable difference	248	250
Other changes, net	188	467
Accretable yield, end of period	$2,752	$2,752

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and nine month periods ended September 30, 2016, respectively:

	Three months ended September 30, 2016
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(Dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$1,086	$1,511	$3,113	$772	$493	$169	$523	$7,667
Provision for loan losses	113	(13)	102	7	60	78	(31)	316
Loans charged-off	(136)	-	(4)	-	(25)	(13)	-	(178)
Recoveries	8	6	2	9	9	4	-	38
Balance, end of period	$1,071	$1,504	$3,213	$788	$537	$238	$492	$7,843

PCI Loans
Balance, beginning of period	$16	$-	$-	$-	$9	$-	$-	$25
Provision for loan losses	21	-	-	-	-	-	-	21
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$37	$-	$-	$-	$9	$-	$-	$46

Total Loans
Balance, beginning of period	$1,102	$1,511	$3,113	$772	$502	$169	$523	$7,692
Provision for loan losses	134	(13)	102	7	60	78	(31)	337
Loans charged-off	(136)	-	(4)	-	(25)	(13)	-	(178)
Recoveries	8	6	2	9	9	4	-	38
Balance, end of period	$1,108	$1,504	$3,213	$788	$546	$238	$492	$7,889

Ending Balance: individually evaluated for impairment	$4	$-	$85	$15	$-	$-	$-	$104
Ending Balance: collectively evaluated for impairment	$1,104	$1,505	$3,128	$773	$545	$238	$492	$7,785

Loans:
Ending Balance: collectively evaluated for impairment	$82,352	$115,788	$255,732	$92,534	$40,727	$9,073	$47,526	$643,732
Ending Balance: individually evaluated for impairment	$248	$499	$6,068	$1,291	$650	$-	$360	$9,116
Ending Balance	$82,600	$116,287	$261,800	$93,825	$41,377	$9,073	$47,886	$652,848

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

	Nine months ended September 30, 2016
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(Dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$922	$1,386	$3,005	$605	$564	$137	$393	$7,012
Provision for loan losses	310	103	321	(107)	(36)	119	99	809
Loans charged-off	(177)	(2)	(189)	-	(26)	(31)	-	(425)
Recoveries	15	17	76	290	35	13	-	446
Balance, end of period	$1,070	$1,504	$3,213	$788	$537	$238	$492	$7,842

PCI Loans
Balance, beginning of period	$-	$-	$-	$-	$9	$-	$-	$9
Provision for loan losses	38	-	-	-	-	-	-	38
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$38	$-	$-	$-	$9	$-	$2	$47

Total Loans
Balance, beginning of period	$922	$1,386	$3,005	$605	$573	$137	$393	$7,021
Provision for loan losses	348	103	321	(107)	(36)	119	99	847
Loans charged-off	(177)	(2)	(189)	-	(26)	(31)	-	(425)
Recoveries	15	17	76	290	35	13	-	446
Balance, end of period	$1,108	$1,504	$3,213	$788	$546	$238	$492	$7,889

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)

Beginning balance	$1,178	$621	$490	$809

Unrealized gain (loss) on investment securities available for sale	(259)	595	840	523
Tax effect	97	(222)	(300)	(197)
Other comprehensive gain (loss) before reclassification	(162)	373	540	326
Amounts reclassified from accumulated comprehensive income:
Realized gains on investment securities included in net income	-	-	(22)	(219)
Tax effect	-	-	8	78
Total reclassifications net of tax	-	-	(14)	(141)

Net current period other comprehensive income (loss)	(162)	373	526	185

Ending balance	$1,016	$994	$1,016	$994

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from our general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements totaled $10.3 million and $12.1 million at September 30, 2016 and December 31, 2015, respectively.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE I - REPURCHASE AGREEMENTS (continued)

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in short-term borrowings as of September 30, 2016 and December 31, 2015 is presented in the following tables.

	September 30, 2016
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. government agencies-GSE’s	$4,409	$-	$-	$-	$4,409
Mortgage-backed Securities-GSEs	5,868	-	-	-	5,868
Total borrowings	$10,277	$-	$-	$-	$10,277
Gross amount of recognized liabilities for repurchase agreements					$10,277

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. government agencies-GSE’s	$4,206	$-	$-	$-	$4,206
Mortgage-backed Securities-GSEs	7,943	-	-	-	7,943
Total borrowings	$12,149	$-	$-	$-	$12,149
Gross amount of recognized liabilities for repurchase agreements					$12,149

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE J – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned during the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2016	2015
	(Dollars in thousands)

Beginning balance January 1	$1,401	$1,585
Sales	(1,831)	(560)
Writedowns	(164)	(117)
Transfers	1,142	99
Ending balance	$548	$1,007

At September 30, 2016 and December 31, 2015, the Company had $99,000 and $1.4 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure totaled $436,000 and none at September 30, 2016 and December 31, 2015, respectively.

NOTE K – SUBSEQUENT EVENT

The Company entered into a contract to sell the Washington, North Carolina branch building during the third quarter of this year. The contract was closed on October 14, 2016 and the Bank entered into a lease with the new owner for a period of three years. As of September 30, 2016 the real estate related to the Washington property was classified as Assets held for Sale and the immaterial loss on sale was recorded.

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

In August 2015, we closed our branches located at 220 Burlington Street, Gibsonville, North Carolina and 523 S. Worth Street, Burlington, North Carolina and transferred accounts to our new Burlington branch located at 3158 South Church Street. In addition, we closed our branch located at 6390 Ramsey Street, Fayetteville, North Carolina and transferred accounts to our Fayetteville branch located at 2818 Raeford Road during September 2015. On April 29, 2016 we closed our branch located at 3800 10th Street, Greenville, North Carolina but the property will be held and used. In July 2016 an undeveloped lot previously intended for branch expansion was sold. In August our branch property located in Washington, North Carolina was placed under contract with the branch remaining open in the property under a lease for three years. The closed properties are included in assets held for sale on the consolidated balance sheet as of September 30, 2016.

The Company is assessing the effect, if any, of Hurricane Matthew on the customers and markets it serves.  While no material adverse effect on the Company’s financial condition or results of operations are currently anticipated, the Company intends to assess in future periods the effect, if any, on customers affected by the hurricane on October 8, 2016.

Comparison of Financial Condition at

September 30, 2016 and December 31, 2015

During the first nine months of 2016, total assets increased by $27.8 million to $844.8 million as of September 30, 2016. The increase in assets was due primarily to loan growth funded by DDA deposits and time deposits. Earning assets at September 30, 2016 totaled $771.1 million and consisted of $643.9 million in net loans, $65.7 million in investment securities, $58.5 million in overnight investments and interest-bearing deposits in other banks and $3.1 million in non-marketable equity securities, of which $2.3 million is FHLB stock. Total deposits and shareholders’ equity at the end of the third quarter of 2016 were $677.1 million and $103.2 million, respectively.

Since the end of 2015, gross loans have increased by $34.3 million to $651.7 million as of September 30, 2016. At September 30, 2016, gross loans consisted of $82.6 million in commercial and industrial loans, $261.8 million in commercial real estate loans, $47.9 million in multi-family residential loans, $9.1 million in consumer loans, $93.8 million in residential real estate loans, $41.4 million in HELOCs, and $116.3 million in construction loans. Deferred loan fees, net of costs, on these loans were $1.1 million at September 30, 2016.

At September 30, 2016 and December 31, 2015, there were no federal funds sold and no repurchase agreements. Interest-earning deposits in other banks were $57.5 million at September 30, 2016, a $7.6 million increase from December 31, 2015. The Company’s investment securities at September 30, 2016 were $65.7 million, a decrease of $15.0 million from December 31, 2015 in order to provide funding for higher yielding loans. The investment portfolio as of September 30, 2016 consisted of $15.2 million in government agency debt securities, $33.9 million in mortgage-backed securities and $16.6 million in municipal securities. The net unrealized gain on these securities as of September 30, 2016 was $1.6 million.

At September 30, 2016, the Company had an investment of $2.3 million in Federal Home Loan Bank (“FHLB”) stock, which increased by $228,000 from December 31, 2015. Also, the Company had $750,000 in other non-marketable securities at September 30, 2016, which increased by $45,000 from December 31, 2015.

At September 30, 2016, non-earning assets were $73.7 million, an increase of $2.3 million from $71.4 million as of December 31, 2015. Non-earning assets included $15.5 million in cash and due from banks, bank premises and equipment of $18.1 million, goodwill of $6.9 million, core deposit intangible of $909,000, accrued interest receivable of $2.5 million, foreclosed real estate of $548,000, $22.0 million in bank owned life insurance (“BOLI”), $1.2 million of assets held for sale, and other assets of $5.9 million which included $4.1 million in deferred tax assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets. The increase in non-earning assets was due primarily to the increase in deposits and the corresponding increase in on-balance sheet cash.

Total deposits at September 30, 2016 were $677.1 million and consisted of $177.2 million in non-interest-bearing demand deposits, $170.0 million in money market and NOW accounts, $37.9 million in savings accounts, and $292.0 million in time deposits. Total deposits increased by $26.0 million from $651.2 million as of December 31, 2015, due primarily to an increase in DDA deposits. The Bank had $497,000 in brokered demand deposits and $43.8 million in brokered time deposits as of September 30, 2016.

As of September 30, 2016, the Company had $38.2 million of short-term debt of which $10.3 million was repurchase agreements with local customers, $22.4 million in long-term debt (of which $10.0 million is identified as FHLB borrowings) and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at September 30, 2016 was $103.2 million, a decrease of $1.5 million from $104.7 million as of December 31, 2015. This decrease is primarily due the full redemption of $7.6 million of SBLF preferred stock on January 20, 2016 which is netted against year to date earnings of $5.1 million. Accumulated other comprehensive income relating to available for sale securities increased $526,000 during the nine months ended September 30, 2016. Other changes in shareholders’ equity included increases of $53,000 in stock-based compensation and $410,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At September 30, 2016, the Company had $1.0 million in loans that were 30 to 89 days past due. This represented 0.16% of gross loans outstanding on that date. This is a decrease from December 31, 2015 when there were $2.5 million in loans that were 30-89 days past due or 0.41% of gross loans outstanding. Non-accrual loans decreased from $6.6 million at December 31, 2015 to $4.9 million at September 30, 2016.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased from 1.41% at December 31, 2015 to 1.16% at September 30, 2016. The Company has experienced a decrease in non-accruals from $6.6 million at December 31, 2015 to $4.9 million as of September 30, 2016 and an increase in accruing troubled debt restructurings from $2.1 million at December 31, 2015 to $2.7 million as of September 30, 2016. Of the $1.8 million decrease in non-accrual loans in the first nine months of the year, the decrease is related to loans primarily in 1-to-4 Family Residential and Commercial Real Estate loan pool classifications.

At September 30, 2016, the Company had thirty-three loans totaling $4.1 million that were considered to be troubled debt restructurings. Twenty-two of these loans totaling $2.7 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	September 30,	December 31,
	2016	2015
	(Dollars in thousands)

Non-accrual loans	$4,876	$6,635
Accruing TDRs	2,689	2,077
Total non-performing loans	7,565	8,712
Foreclosed real estate	548	1,401
Total non-performing assets	$8,113	$10,113

Accruing loans past due 90 days or more	$431	$142
Allowance for loan losses	$7,889	$7,021

Non-performing loans to period end loans	1.16%	1.41%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.23%	1.43%
Allowance for loans losses to period end loans	1.21%	1.14%
Allowance for loan losses to non-performing loans	104%	81%
Allowance for loan losses to non-performing assets	97%	69%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	92%	68%
Non-performing assets to total assets	0.96%	1.24%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.01%	1.26%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at September 30, 2016 and December 31, 2015 were $8.1 million and $10.1 million, respectively. The allowance for loan losses at September 30, 2016 represented 97% of non-performing assets compared to 69% at December 31, 2015.

Total impaired loans at September 30, 2016 were $9.1 million. This includes $4.9 million in loans that were classified as impaired because they were in non-accrual status and $4.2 million in loans that were determined to be impaired for other reasons. Of these loans, $2.8 million required a specific reserve of $104,000 at September 30, 2016.

Total impaired loans at December 31, 2015 were $10.0 million. This includes $6.6 million in loans that were considered to be impaired due to being in non-accrual status and $3.4 million in loans that were deemed to be impaired for other reasons. Of these loans, $1.6 million required a specific reserve of $94,000 at December 31, 2015.

The allowance for loan losses was $7.9 million at September 30, 2016 or 1.21% of gross loans outstanding. This is an increase from the 1.14% reported as a percentage of gross loans at December 31, 2015.

The Legacy Select loans were recorded at estimated fair value as of the acquisition date and the related credit risk reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of the allowance for loan losses to gross loans at September 30, 2016 for all periods post acquisition of Legacy Select. The allowance for loan losses at September 30, 2016 and December 31, 2015 represented 104% and 81%, respectively, of non-performing loans.

It is management’s assessment that the allowance for loan losses as of September 30, 2016 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future.

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

At September 30, 2016 and December 31, 2015, the Company had $20.2 million and $16.7 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At September 30, 2016 and December 31, 2015, the Company had $4.9 million and $5.0 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 22.8% and 19.4% of total risk-based capital as of September 30, 2016 and December 31, 2015, which is less than the 100% maximum allowed. These loans may present more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At September 30, 2016 the Company had one product type group which exceeded this guideline; Real Estate Construction – Speculative and Presold, which represented 106% of risk-based capital, or $116.2 million. The following groups were above policy guidelines Real Estate – Residential Rental, Real Estate – Multifamily and Real Estate – Construction and all other commercial real estate groups were at or below the 40% threshold. At December 31, 2015, the Company exceeded the 40% guideline in one product type. The 1-to-4 Family Residential represented 62% of Risk-Based Capital or $68.8 million at December 31, 2015. All other commercial real estate product types were under the 40% threshold.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of September 30, 2016 and December 31, 2015.

Acquisition, Development and Construction Loans

(Dollars in thousands)

	September 30, 2016			December 31, 2015
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total

Total ADC loans	$91,757	$24,530	$116,287	$90,805	$16,883	$107,688

Average Loan Size	$195	$345		$171	$268

Percentage of total loans	14.08%	3.76%	17.84%	14.71%	2.73%	17.44%

Non-accrual loans	$414	$-	$414	$523	$-	$523

Management closely monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at September 30, 2016 and December 31, 2015.

	September 30, 2016				December 31, 2015
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)

Harnett County	$4,783	4.11%	$5,788	13.99%	$10,120	9.40%	$6,008	14.30%
Alamance County	766	0.66%	970	2.34%	1,128	1.05%	565	1.35%
Beaufort County	2,369	2.04%	1,193	2.88%	2,542	2.36%	1,220	2.90%
Brunswick County	3,739	3.22%	2,131	5.15%	1,784	1.66%	2,427	5.78%
Carteret County	456	0.39%	2,296	5.55%	919	0.85%	2,297	5.47%
Cumberland County	25,840	22.22%	5,143	12.43%	23,117	21.47%	5,412	12.88%
Pasquotank County	1,146	0.99%	1,261	3.05%	1,250	1.16%	1,008	2.40%
Pitt County	16,529	14.21%	5,182	12.52%	19,486	18.09%	4,903	11.67%
Robeson County	709	0.61%	3,641	8.80%	198	0.18%	3,720	8.86%
Sampson County	76	0.06%	1,695	4.10%	406	0.38%	1,457	3.47%
Wake County	21,396	18.40%	1,495	3.61%	19,484	18.09%	1,191	2.83%
Wayne County	10,042	8.64%	4,455	10.77%	3,715	3.45%	4,391	10.46%
All other locations	28,436	24.45%	6,127	14.81%	23,539	21.86%	7,403	17.63%

Total	$116,287	100.00%	$41,377	100.00%	$107,688	100.00%	$42,002	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At September 30, 2016, the Company had $163.8 million in loans that had terms permitting interest only payments. This represented 25.1% of the total loan portfolio. At December 31, 2015, the Company had $156.1 million in loans that had terms permitting interest only payments. This represented 25.3% of the total loan portfolio. Notwithstanding the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $57.6 million, or 8.8% of total loans, at September 30, 2016 compared to $51.6 million, or 8.4% of total loans, at December 31, 2015. The Company’s ten largest customer relationships totaled $80.7 million, or 12.4% of total loans, at September 30, 2016 compared to $85.1 million, or 13.8% of total loans, at December 31, 2015. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended September 30, 2016 and 2015

General. During the third quarter of 2016, the Company had net income of $1.7 million as compared with net income of $1.4 million for the third quarter of 2015. Net income per common share for the third quarter of 2016 was $0.15, basic and diluted, compared with net income per common share of $0.12, basic and diluted, for the third quarter of 2015. Results of operations for the third quarter of 2016 were primarily impacted by an increase of $312,000 in net interest income, and an increase in non-interest income of $213,000 and a decrease in the provision for loan losses of $56,000. Noninterest expenses increased $61,000 which was primarily related to increased personnel expense of $132,000, professional fees of $24,000 and occupancy expense of $32,000 which was offset by a reduction in deposit insurance of $49,000 and core deposit intangible amortization of $20,000 and other associated expenses. The Company recorded a provision of loan losses of $337,000 for the third quarter of 2016 compared to a provision of $393,000 in the third quarter of 2015. Net interest margin of 4.27% in the third quarter of 2016 decreased 7 basis points from the same period in 2015 resulting from the accretion of the credit mark associated with the acquired loan portfolio.

Net Interest Income. Net interest income increased to $7.8 million for the third quarter of 2016 from $7.5 million for the third quarter of 2015. The Company’s total interest income was affected by the increase in loan balances due to growth. Average total interest-earning assets were $737.2 million in the third quarter of 2016 compared with $689.2 million during the same period in 2015, while the yield on those assets decreased 8 basis points from 4.84% to 4.76% which was primarily due to the yield accretion on loans acquired in the merger with Legacy Select and the reduction of rates on recently originated loans.

The Company’s average interest-bearing liabilities increased by $18.4 million to $550.7 million for the quarter ended September 30, 2016 from $532.3 million for the same period one year earlier and the cost of those funds decreased from 0.67% to 0.66%, or 1 basis point. During the third quarter of 2016, the Company’s net interest margin was 4.27% and net interest spread was 4.10%. In the same quarter ended one year earlier, net interest margin was 4.34% and net interest spread was 4.18%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the third quarter of 2016, the Company recorded a provision for loan losses of $337,000 based primarily on loan growth and improving credit metrics as compared to a provision of $393,000 in the third quarter of 2015. This trend of improving credit metrics had been consistently maintained in 2016.

Non-Interest Income. Non-interest income for the quarter ended September 30, 2016 was $785,000, an increase from $572,000 in the third quarter of 2015. Service charges on deposit accounts decreased $25,000 to $249,000 for the quarter ended September 30, 2016 from $274,000 for the same period in 2015. Other non-deposit fees and income increased $238,000 from the third quarter of 2015 to the third quarter of 2016 due primarily to debit card fees and the branch impairment charge taken in the third quarter of 2015. The Company did not sell any investment securities in the third quarter of 2016 or 2015.

Non-Interest Expenses. Non-interest expenses increased by $61,000 to $5.6 million for the quarter ended September 30, 2016, from $5.6 million for the same period in 2015. In general, categories of non-interest expenses that increased were offset by decreases in other areas. The following are highlights of the significant categories of non-interest expenses during the third quarter of 2016 compared to the same period in 2015:

•	Personnel expenses increased $132,000 to $3.2 million, due to increased staff.
•	Foreclosed real estate-related expense increased $43,000, primarily due to the loss on the sale of a large real estate owned property.
•	There was a decrease of $49,000 of deposit insurance expenses incurred in the third quarter of 2016 due to a regulatory rate reduction.
•	Professional fees increased by $24,000 to $263,000, due to contracted internal audit expenses.
•	Occupancy and equipment increased by $32,000 to $575,000, due to branch restructuring.
•	Other non-interest expenses decreased by $121,000, primarily due to a decrease in acquisition related non-interest expenses.

Provision for Income Taxes. The Company’s effective tax rate was 34.7% and 37.0% for the quarters ended September 30, 2016 and 2015, respectively. The effective tax rate for the third quarter of 2016 compared to the same quarter in 2015 was impacted by an adjustment to reduce the Company’s deferred tax asset resulting from enacted lower corporate tax rates for the State of North Carolina in 2015.

As of September 30, 2016 and December, 31, 2015, the Company had a net deferred tax asset in the amount of $4.1 million and $3.2 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things, recent earnings trends, projected earnings, and asset quality. As of September 30, 2016 and December 31, 2015, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Comparison of Results of Operations for the

Nine months ended September 30, 2016 and 2015

General. During the first nine months of 2016, the Company had net income of $5.1 million as compared with net income of $4.9 million for the first nine months of 2015. Net income per share for the first nine months of 2016 was $0.44, basic and diluted, compared with net income per share of $0.42, basic and diluted, for the first nine months of 2015. Results of operations for the first nine months of 2016 compared to 2015 was primarily impacted by an increase of $820,000 in net interest income, an increase in provision for loan losses of $463,000, an increase of $106,000 in non-interest income and an increase in non-interest expenses of $277,000. Net interest margin of 4.22% in the first nine months of 2016 decreased 18 basis points from the same period in 2015.

Net Interest Income. Net interest income increased to $23.1 million for the first nine months of 2016 from $22.3 million for the first nine months of 2015. The Company’s total interest income was affected by the increase in total loan balances. Average total interest-earning assets were $737.1 million in the first nine months of 2016 compared with $677.2 million during the same period in 2015, while the yield on those assets decreased 20 basis points from 4.92% to 4.72%.

The Company’s average interest-bearing liabilities increased by $44.2 million to $560.9 million for the nine months ended September 30, 2016 from $516.7 million for the same period one year earlier and the cost of those funds decreased from 0.69% to 0.65%, or 4 basis points. During the first nine months of 2016, the Company’s net interest margin was 4.22% and net interest spread was 4.07%. In the same period ended one year earlier, net interest margin was 4.40% and net interest spread was 4.23%. The decrease in loan yields was the primary driver of lower net interest margin in 2016.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. The Company recorded a provision of $847,000 for the first nine months of 2016 compared to $384,000 for the first nine months of 2015. Loan growth was the primary contributor to the 2016 provision expense. Improving credit metrics have been consistently maintained in 2015 and 2016.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2016 was $2.5 million, an increase of $106,000 from the first nine months of 2015. Service charges on deposit accounts decreased $54,000 to $742,000 for the nine months ended September 30, 2016 from $796,000 for the same period in 2015, primarily due to a decrease in overdraft charges. Other non-deposit fees and income increased $357,000 from the first nine months of 2015 to the first nine months of 2016, primarily due to increases in debit card activity and the branch impairment charge taken in the third quarter of 2015. The Company recognized a gain on sale of investment securities of $22,000 for the first nine months of 2016 compared to a gain of $219,000 for the first nine months of 2015.

Non-Interest Expenses. Non-interest expenses increased by $277,000 to $16.8 million for the nine months ended September 30, 2016, from $16.5 million for the same period in 2015. Non-interest expenses were also impacted in 2015 by $138,000 in branch acquisition charges. The following are highlights of the significant categories of non-interest expenses during the first nine months of 2016 versus the same period in 2015:

•	Personnel expenses increased $349,000 to $9.5 million, due to additions in staff.
•	Occupancy and equipment expenses increased by $101,000 due to branch acquisitions.
•	Professional fees decreased by $231,000 in the first nine months of 2016 to $750,000 compared to $981,000 in the 2015 period primarily due to a reduction in contracted internal audit and consulting fees.
•	Information systems expense increased $131,000 due to cybersecurity initiatives.
•	Deposit insurance decreased $55,000 due to a reduction in regulatory rates.
•	Foreclosed real estate increased $47,000 due to the loss on sale of a large property.
•	Other non-interest expenses increased by $73,000, due to small increases in several categories of other non-interest expenses.

Provision for Income Taxes. The Company’s effective tax rate was 35.2% and 36.7% for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rate for the first nine months of 2015 was impacted by non-deductible merger expenses incurred in 2015.

As of September 30, 2016 and December, 31, 2015, the Company had a net deferred tax asset in the amount of $4.1 million and $3.2 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of September 30, 2016 and December 31, 2015, management concluded that the net deferred tax asset was fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 16.5% of total assets at September 30, 2016 and decreased as compared to 17.6% as of December 31, 2015. This reduction in liquid assets to total assets resulted primarily from letting higher rate deposits roll off and investing proceeds of maturing securities in higher earning loans.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of September 30, 2016, the Company had existing credit lines with other financial institutions to purchase up to $80.0 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $95.9 million of qualifying loans is pledged to the FHLB to secure borrowings. At September 30, 2016, the Company had $37.9 million in FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At September 30, 2016, in addition to FHLB advances, total borrowings consisted of securities sold under agreements to repurchase of $10.3 million and junior subordinated debentures of $12.4 million.

Total deposits were $677.1 million at September 30, 2016. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 43.1% of total deposits at September 30, 2016. Time deposits of $250,000 or more represented 8.5% of the Company’s total deposits at September 30, 2016. At quarter-end, the Company had $43.8 million in brokered time deposits and $497,000 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions and holding companies were subject to the new BASEL III requirements starting the first quarter of 2015. A new part of the capital ratios profile is the Common Equity Tier 1 risk-based ratio which does not include limited life components such as trust preferred securities and SBLF preferred stock in this calculation. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 12.22% at September 30, 2016.

A new capital conservation buffer was established and phased in beginning January 1, 2016 at 0.625 percent above minimum risk-based capital requirements and will increase each subsequent year by 0.625 percent until reaching it final level of 2.50 percent on January 1, 2019. Select Bancorp, Inc. and Select Bank & Trust had capital conservation buffers above minimum risk-based capital requirements of 7.34% and 6.65%, respectively, at September 30, 2016. The buffer exceeds the 0.625 percent requirement and, therefore, results in no limit on distributions.

As the following table indicates, at September 30, 2016, the Company and the Bank both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
Select Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	15.34%	8.00%
Tier 1 risk-based capital ratio	14.29%	6.00%
Leverage ratio	13.28%	4.00%
Common equity Tier 1 risk-based capital ratio	12.69%	4.50%

		Regulatory
	Actual	Minimum	Well-Capitalized
Select Bank & Trust	Ratio	Requirement	Requirement

Total risk-based capital ratio	14.65%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.60%	6.00%	8.00%
Leverage ratio	12.64%	4.00%	5.00%
Common equity Tier 1 risk-based capital ratio	13.60%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of September 30, 2016. On January 20, 2016, all outstanding shares of the Company’s Series A preferred stock were redeemed. While the redemption reduced the capital ratios for the Company and the Bank by approximately 1.2% for each ratio, both the Company and the Bank continue to meet the definition of “well-capitalized”.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the third quarter of 2016. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter of 2016 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, in XBRL (eXtensible Business Reporting Language)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: November 14, 2016	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: November 14, 2016	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, in XBRL (eXtensible Business Reporting Language)

