Form 10-K
period 2016-12-31
SELECT BANCORP, INC.
filed 2017-03-14
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-50400

SELECT BANCORP, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	20-0218264
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

700 W. Cumberland Street, Dunn, North Carolina	28334
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone number, including area code: (910) 892-7080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1.00 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

NONE

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $81,083,042.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date: 11,659,571 shares outstanding as of March 3, 2017.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

The Company meets the “accelerated filer” requirements as of the end of its 2016 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the Company (as a smaller reporting company transitioning to the larger reporting company system based on its public float as of June 30, 2016) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2017 fiscal year and thus remains eligible to use the scaled disclosure requirements applicable to smaller reporting companies under Item 10 of Regulation S-K under the Securities Act of 1933 in this Annual Report on Form 10-K.

FORM 10-K CROSS-REFERENCE INDEX

Part I

Item 1 –Business

General

Select Bancorp, Inc. (the “Registrant”) (formerly New Century Bancorp, Inc.) was incorporated under the laws of the State of North Carolina on May 14, 2003, at the direction of the Board of Directors of Select Bank & Trust Company (formerly New Century Bank), for the purpose of serving as the bank holding company for Select Bank & Trust Company and became the holding company for Select Bank & Trust Company on September 19, 2003. To become Select Bank & Trust Company’s holding company, the Registrant received the approval of the Federal Reserve Board as well as Select Bank & Trust Company’s shareholders. Upon receiving such approval, each outstanding share of common stock of Select Bank & Trust Company was exchanged on a one-for-one basis for one share of common stock of the Registrant. On July 25, 2014, New Century Bancorp, Inc. and New Century Bank changed their names to Select Bancorp, Inc. and Select Bank & Trust Company, respectively. This was in conjunction with the merger with “Legacy” Select Bancorp, Inc. and Select Bank & Trust Company of Greenville, NC.

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

Primary Market Area

The Registrant’s market area consists of central and eastern North Carolina which includes Alamance, Beaufort, Brunswick, Carteret, Cumberland, Harnett, Pasquotank, Pitt, Robeson, Sampson, Wake and Wayne counties. The Bank has branch offices in Dunn, Burlington, Clinton, Elizabeth City, Fayetteville, Goldsboro, Greenville, Leland, Lillington, Lumberton, Morehead City, Raleigh and Washington, North Carolina. The Registrant’s market area has a population of over 2.4 million with an average household income of over $52,000.

Total deposits in the Registrant’s market area exceeded $41.0 billion at June 30, 2016.  The leading economic components of Alamance County are healthcare and education with the largest employers being LabCorp, the public school system, the Alamance Regional Medical Center and Elon University. In Beaufort County the top employers are the Beaufort County Schools, PCS Phosphate Company, Vidant Medical Center and other manufacturing facilities and public administration. Brunswick County’s leading industries are education, public administration with the County of Brunswick, Progress Energy and a Food Lion distribution center. In Carteret County, it is public services that are leading economic factors as education, health services and public administration are the leading employers followed by major retailers including Wal-Mart, Food Lion and Big Rock Sports LLC, an outdoor sporting goods distributor. Cumberland County’s leading sector is the Department of Defense with extensions of the Army, Navy and Air Force located there, followed by Cape Fear Valley Health Systems, a Wal-Mart distribution Center, county and city administration and Goodyear Tire manufacturing facility. The U.S. Department of Veteran’s Affairs and Fayetteville Technical Community College also employ over 1,000 in Cumberland County. In Harnett County, top economic sectors are Harnett County Schools, along with a Food Lion distribution center, Campbell University, public administration, Betsy Johnson Memorial Hospital and a new Rooms To Go manufacturing and distribution center. In Pasquotank County, education, health services and the U.S. Department of Homeland Security through the U.S. Coast Guard base in Elizabeth City are top employers. Pitt County has a mix of education and health services employers and still relies heavily on manufacturing with over 1,000 jobs attributable to NACCO Materials Handling Group as well as being home to East Carolina University and Vidant Medical Center. In Robeson County, leading sectors include education, health services, and manufacturing with Mountaire Farms of N.C. employing over 1,000. Robeson County is also home to UNC Pembroke and the Campbell Soup Supply Company.  In Sampson County, leading sectors include education, manufacturing, agriculture and natural resources with top employers including Smithfield Foods, Prestage Farms and Hog Slat.  In Wake County, leading sectors include government, education, healthcare, and technology.  Wayne County’s leading sectors are the federal government and military services, education and retail trade.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to early adoption of laws permitting statewide branching. The Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of advertising.  As of June 30, 2016, data provided by the FDIC Deposit Market Share Report indicated that, within the Registrant’s market area, there were 608 offices of insured depository institutions (43 in Alamance County, 15 in Beaufort County, 38 in Brunswick County, 26 in Carteret County, 65 in Cumberland County, 25 in Harnett County, 12 in Pasquotank County, 45 in Pitt County, 30 in Robeson County, 15 in Sampson County, 254 in Wake County and 29 in Wayne County), including offices of the Bank.

The enactment of legislation authorizing interstate banking resulted in great increases in the size and financial resources of some of the Registrant’s competitors. In addition, as a result of interstate banking and the recent economic recession, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina.

Despite the competition in its market areas, the Registrant believes that it has certain competitive advantages that distinguish it from its competition. The Registrant believes that its primary competitive advantages are its strong local identity and affiliation with the community and its emphasis on providing specialized services to small and medium-sized business enterprises, as well as professional and upper-income individuals. The Registrant offers customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. The Registrant offers many personalized services and intends to attract customers by being responsive and sensitive to their individualized needs. The Registrant also relies on goodwill and referrals from shareholders and satisfied customers, as well as traditional marketing media to attract new customers. To enhance a positive image in the community, the Registrant supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Employees

As of December 31, 2016, the Registrant employed 150 full time equivalent employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes relations with its employees to be good.

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

The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank, and is intended primarily for the protection of the FDIC and the depositors of the Bank, rather than shareholders. Changes in the regulatory framework could have a material effect on the Bank that in turn, could have a material effect on the Registrant. Certain of the legal and regulatory requirements are applicable to the Bank and the Registrant. This discussion does not purport to be a complete explanation of all such laws and regulations.

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

North Carolina Banking Law Modernization Act. On October 1, 2012, as a result of the recommendations of the Joint Legislative Study Commission on the Modernization of North Carolina Banking Laws, legislation went into effect that comprehensively modernized North Carolina’s banking laws for the first time since the Great Depression. As a result of the legislation, Articles 1 through 10, 12, and 13 of Chapter 53 of the North Carolina General Statutes were repealed, and new Chapter 53C, entitled “Regulation of Banks,” became law. Major changes enacted by the law included: a comprehensive list of definitions enhancing the clarity and meaning of the various sections of North Carolina’s banking law, a broader reliance on the North Carolina Business Corporation Act, and incorporation of modern concepts of capital adequacy and regulatory supervision. In 2013, the North Carolina General Assembly made certain technical corrections and clarifications to Chapter 53C.

Dodd-Frank Wall Street Reform and Consumer Protection Act. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have significant discretion in drafting rules and regulations, pursuant to the Dodd-Frank Act. The Dodd-Frank Act included, among other things:

•	the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies;

•	the creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which affects both banks and non-bank financial companies;
•	the establishment of strengthened capital and prudential standards for banks and bank holding companies;
•	enhanced regulation of financial markets, including derivatives and securitization markets;
•	the elimination of certain trading activities by banks;
•	a permanent increase of FDIC deposit insurance to $250,000 per depository category and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;
•	amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and
•	disclosure and other requirements relating to executive compensation and corporate governance.

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

February 3, 2017, Executive Order. On February 3, 2017, President Trump signed an executive order calling for the administration to review existing U.S. financial laws and regulations, including the Dodd-Frank Act, in order to determine their consistency with a set of “core principles” of financial policy. The core financial principles identified in the executive order include the following: empowering Americans to make independent financial decisions and informed choices in the marketplace, save for retirement, and build individual wealth; preventing taxpayer-funded bailouts; fostering economic growth and vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures, such as moral hazard and information asymmetry; enabling American companies to be competitive with foreign firms in domestic and foreign markets; advancing American interests in international financial regulatory negotiations and meetings; and restoring public accountability within federal financial regulatory agencies and “rationalizing” the federal financial regulatory framework.

Although the order does not specifically identify any existing laws or regulations that the administration considers to be inconsistent with the core principles, areas that may be identified for reform include the Volcker Rule; any “fiduciary” standard applicable to investment advisers and broker-dealers; and the powers, structure and funding arrangements of the Financial Stability Oversight Council, the Office of Financial Research, the prudential bank regulators, the SEC, CFTC, and Consumer Financial Protection Bureau. While some changes can be implemented by the regulatory agencies themselves, implementing much of the anticipated agenda of changes would require legislation from Congress.

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

The FDIC has authority to increase deposit insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Registrant and the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Common Equity Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Common Equity Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Additional Tier 1 Capital” includes noncumulative perpetual preferred stock, tier 1 minority interests, grandfathered Trust preferred securities, and Troubled Asset Relief Program instruments less applicable regulatory adjustments and deductions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 5% and a ratio of total capital to risk-weighted assets of at least 10% to meet well capitalized thresholds. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant.

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

The major provisions of the rule applicable to us are:

•	The rule implements higher minimum capital requirements, includes a new common equity Tier1 capital requirement, and establishes criteria that instruments must meet in order to be considered Common Equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The minimum capital to risk-weighted assets (“RWA”) requirements under the rule are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The rule maintains the general structure of the current prompt corrective action, or PCA, framework while incorporating these increased minimum requirements.

•	The rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions. In addition, the rule requires that certain regulatory capital deductions be made from common equity Tier 1 capital.

•	Under the rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer is intended to help ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA. A three-year phase-in of the capital conservation buffer requirements began on January 1, 2016. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.

•	The rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

The Basel III Rules include new risk-based and leverage capital ratio requirements which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company and the Bank under the Basel III Rules are: (i) a common equity Tier 1 risk-based capital ratio of 4.5 percent; (ii) a Tier 1 risk-based capital ratio of 6 percent (increased from 4 percent); (iii) a total risk-based capital ratio of 8 percent (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4 percent for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments.

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

The Basel III Rules also revised the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions became effective on January 1, 2015. The prompt corrective action rules were modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, under the prompt corrective action rules, insured depository institutions are required to meet the following capital levels in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5 percent; (ii) a Tier 1 risk-based capital ratio of 8 percent (increased from 6 percent); (iii) a total risk-based capital ratio of 10 percent (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 5 percent (unchanged from prior rules).

The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn affect the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights would be assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the Basel III Rules include (i) alternative standards of creditworthiness consistent with the Dodd-Frank Act; (ii) greater recognition of collateral and guarantees; and (iii) revised capital treatment for derivatives and repo-style transactions.

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

The following table shows the Bank’s actual capital ratios and the required capital ratios for the various prompt corrective action categories as of December 31, 2016.

						Regulatory
			Adequately		Significantly	Minimum
	Actual	Well-capitalized	Capitalized	Undercapitalized	Undercapitalized	Requirement
Total risk-based capital ratio	14.53%	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%	11.50% or more
Tier 1 risk-based capital ratio	13.44%	8.0% or more	6.0% or more	Less than 6.0%	Less than 4.0%	8.00% or more
Common equity Tier 1 risk-based capital ratio	13.44%	6.5% or more	4.5% or more	Less than 4.50%	Less than 3.0%	8.00% or more
Leverage ratio	12.44%	5.0% or more	4.0% or more *	Less than 4.0% *	Less than 3.0%	8.00% or more

____________________

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

Management believes that the Bank substantially met all the standards adopted in the interagency guidelines at December 31, 2015 and at January 20, 2016 after the full redemption of the Small Business Lending Fund (“SBLF”) preferred stock. Our capital ratios decreased approximately 1.0% after the redemption but are still classified as well capitalized.

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

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $2.3 million at December 31, 2016. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the FRB, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $15.2 million up to $110.2 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2016, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the Bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 12.05% of total deposits and short-term borrowings at December 31, 2016, which management believes is adequate.

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

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. In addition, the Bank has an internal policy that loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank. Under the internal policy, the Bank’s loans to one borrower were limited to $10.5 million at December 31, 2016.

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

Loans to Directors, Executive Officers and Principal Stockholders. State nonmember banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the applicable regulations thereunder (“Regulation O”) on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state nonmember bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans-to-one-borrower limit and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of directors approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

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

The Registrant is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Registrant’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well-capitalized” and “well-managed” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

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

- common equity Tier 1 expressed as a percentage of total risk-weighted assets;

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

In addition, in March 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the Securities and Exchange Commission, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. Specifically, the proposed rule would require compensation practices of the Registrant and the Bank to be consistent with the following principles: (1) compensation arrangements appropriately balance risk and financial reward; (2) such arrangements are compatible with effective controls and risk management; and (3) such arrangements are supported by strong corporate governance. In addition, financial institutions with $1 billion or more in assets would be required to have policies and procedures to ensure compliance with the rule and would be required to submit annual reports to their primary federal regulator. In May 2016, the federal bank regulatory agencies replaced the regulations proposed in 2011 with a new proposal. The comment period has closed and a final rule has not yet been published.

Future Legislation

The Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Registrant’s operations.

Item 1A – RISK FACTORS

The Company is transitioning from a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934 and is not required to provide the information required under this item.

Item 1B – UNRESOLVED STAFF COMMENTS

The Company is transitioning from a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934 and is not required to provide the information required under this item.

Item 2 - Properties

The following table sets forth the location of the main office, branch offices, and operation centers of the Registrant’s subsidiary depository institution, Select Bank & Trust Company, as well as certain information relating to these offices.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased

Select Bank & Trust Main Office	2001	12,600	Owned
700 West Cumberland Street
Dunn, NC 28334

Burlington Office	2015	5,056	Owned
3158 South Church Street
Burlington, NC 27217

Clinton Office	2008	3,100	Owned
111 Northeast Boulevard
Clinton, NC 28328

Elizabeth City Office	2014	3,229	Owned
416 Hughes Boulevard
Elizabeth City, NC 27909

Fayetteville Office	2004	10,000	Owned
2818 Raeford Road
Fayetteville, NC 28303

Goldsboro Office	2005	6,300	Owned
431 North Spence Avenue
Goldsboro, NC 27534

Greenville Charles Blvd Office	2014	6,860	Owned
3600 Charles Blvd.
Greenville, NC 27858

Leland Office	2015	3,731	Owned
1101 New Pointe Boulevard
Leland, NC 28451

Lillington Office	2007	4,500	Owned
818 McKinney Parkway
Lillington, NC 27546

Lumberton Office	2006	3,500	Owned
4400 Fayetteville Road
Lumberton, NC 28358

Morehead City Office	2015	3,731	Leased
168 N.C. 24
Morehead City, NC 28577

Raleigh Office	2016	6,538	Leased
4505 Falls of Neuse Road, Suite #100
Raleigh, NC 27609

Washington Office	2014	1,126	Leased
155 North Market Street, Suite 103
Washington, NC 27889

Operations Center	2010	7,500	Owned
861 Tilghman Drive
Dunn, NC 28335

Operations Center - Annex	2010	5,000	Owned
863 Tilghman Drive
Dunn, NC 28335

Item 3 - Legal Proceedings

In the ordinary course of operations, the Company and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2016 there are no material pending legal proceedings to which the Registrant, or any of its subsidiaries, is a party, or of which any of their property is the subject.

Item 4 – mine safety disclosureS

Not applicable.

Part II

Item 5 - Market for registrant’s Common Equity, Related Stockholder Matters and ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s common stock is quoted on the NASDAQ Global Market under the trading symbol “SLCT.” Raymond James & Associates, Inc., Automated Trading Desk Financial Services, B-Trade Services, Citadel Securities, Domestic Securities, Hill Thompson Magid & Company, Hudson Securities, J. P. Morgan Securities, Janney Montgomery Scott, LLC, Knight Capital Americas, L.P., Monroe Financial Partners, UBS Securities, Sandler O’Neill & Partners, L.P., and Scott & Stringfellow provide bid and ask quotes for our common stock. At December 31, 2016, there were 11,645,413 shares of common stock issued and outstanding, which were held by 1,135 shareholders of record.

	Sales Prices
	High	Low
2016
First Quarter	$8.18	$7.70
Second Quarter	8.25	8.00
Third Quarter	8.72	7.89
Fourth Quarter	10.48	8.02

2015
First Quarter	$7.56	$6.62
Second Quarter	7.57	6.85
Third Quarter	8.25	6.94
Fourth Quarter	8.47	7.30

The Registrant did not declare or pay common stock cash dividends during 2016 and 2015 and it is not currently anticipated that cash dividends will be declared and paid to common shareholders at any time in the foreseeable future.

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the year ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Operating Data:
Total interest income	$34,709	$33,341	$26,104	$22,903	$25,132
Total interest expense	3,733	3,542	4,519	5,258	6,632
Net interest income	30,976	29,799	21,585	17,645	18,500
Provision (Recovery) for loan losses	1,516	890	(194)	(325)	(2,597)
Net interest income after provision (recovery) for loan losses	29,460	28,909	21,779	17,970	21,097
Total non-interest income	3,222	3,292	2,675	2,629	3,598
Merger related expenses	-	378	1,941	428	-
Other non-interest expense	22,281	21,852	18,719	15,427	17,236
Income before income taxes	10,401	9,971	3,794	4,744	7,459
Provision for income taxes	3,647	3,418	1,437	1,803	2,822
Net Income	6,754	6,553	2,357	2,941	4,637
Dividends on Preferred Stock	4	77	38	-	-
Net income available to common shareholders	$6,750	$6,476	$2,319	$2,941	$4,637

Per Share Data:
Earnings per share - basic	$0.58	$0.56	$0.26	$0.43	$0.67
Earnings per share - diluted	0.58	0.56	0.26	0.43	0.67
Market Price
High	10.48	8.47	10.78	7.42	6.14
Low	7.70	6.62	6.25	5.43	1.89
Close	9.85	8.09	7.37	6.67	5.60
Book value	8.95	8.38	8.59	8.09	7.84
Tangible book value	8.29	7.67	7.82	8.07	7.79

Selected Year-End Balance Sheet Data:
Loans, gross of allowance	$677,195	$617,398	$552,038	$346,500	$367,892
Allowance for loan losses	8,411	7,021	6,844	7,054	7,897
Other interest-earning assets	93,093	134,368	138,198	138,406	183,679
Goodwill	6,931	6,931	6,931	-	-
Core deposit intangible	810	1,241	1,625	182	298
Total assets	846,640	817,015	766,121	525,646	585,453
Deposits	679,661	651,161	618,902	448,458	498,559
Borrowings	60,129	58,376	46,324	18,677	30,220
Shareholders’ equity	104,273	104,702	97,685	56,004	54,179

Selected Average Balances:
Total assets	$829,315	$765,274	$631,905	$555,354	$574,610
Loans, gross of allowance	639,412	578,759	430,571	354,871	391,648
Total interest-earning assets	744,024	686,663	565,264	511,597	532,193
Goodwill	6,931	6,931	2,946	-	-
Core deposit intangible	1,020	1,330	884	237	389
Deposits	665,764	607,214	523,954	470,526	481,387
Total interest-bearing liabilities	723,111	659,676	554,405	413,419	442,554
Shareholders’ equity	102,110	102,068	73,660	55,701	52,769

Selected Performance Ratios:
Return on average assets	0.81%	0.86%	0.37%	0.53%	0.81%
Return on average equity	6.61%	6.42%	3.12%	5.28%	8.79%
Net interest margin (4)	4.06%	4.34%	3.88%	3.46%	3.57%
Net interest spread (4)	4.04%	4.18%	3.60%	3.22%	3.34%
Efficiency ratio (1)	65.15%	67.18%	77.16%	78.20%	78.00%

Asset Quality Ratios:
Nonperforming loans to period-end loans (2)	1.02%	1.41%	2.15%	4.58%	3.27%
Allowance for loan losses to period-end loans(3)	1.24%	1.14%	1.24%	2.04%	2.15%
Net loan charge-offs (recoveries) to average loans	0.02%	0.12%	(0.03)%	0.15%	(0.12)%

	At or for the year ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Capital Ratios:
Total risk-based capital	15.12%	16.01%	17.70%	19.26%	16.60%
Tier 1 risk-based capital	14.03%	15.04%	16.56%	18.00%	15.34%
Common equity Tier 1 Capital	12.48%	12.33%	-	-	-
Leverage ratio	12.99%	13.81%	13.10%	12.62%	10.78%
Tangible equity to assets	11.40%	10.88%	11.65%	10.62%	9.20%
Equity to assets ratio	12.57%	13.68%	15.46%	10.65%	9.25%

Other Data:
Number of banking offices	13	14	14	8	7
Number of full time equivalent employees	150	153	154	97	111

(1)	Efficiency ratio is calculated as non-interest expenses divided by the sum of net interest income and non-interest income.
(2)	Nonperforming loans consist of non-accrual loans and restructured loans.
(3)	Allowance for loan losses to period-end loans ratio excludes loans held for sale.
(4)	Fully taxable equivalent basis.

Item 7 - ManageMent’s Discussion and Analysis of Financial Condition and Results of OperationS

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

DESCRIPTION OF BUSINESS

The Company is a commercial bank holding company that was incorporated on May 14, 2003 and has one wholly-owned banking subsidiary, Select Bank & Trust Company (referred to as the “Bank”), which became a subsidiary of the Company as part of a holding company reorganization. In September 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the expansion of the Bank. New Century Statutory Trust I is not a consolidated subsidiary of the Company. The Company’s only business activity is the ownership of the Bank. Accordingly, this discussion focuses primarily on the financial condition and operating results of the Bank.

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

FINANCIAL CONDITION

DECEMBER 31, 2016 AND 2015

Overview

Total assets at December 31, 2016 were $846.6 million, which represents an increase of $29.6 million or 3.6% from December 31, 2015. Interest earning assets at December 31, 2016 totaled $772.4 million and consisted of $668.8 million in net loans, $62.3 million in investment securities, and $41.3 million in overnight investments and interest-bearing deposits in other banks. Total deposits and shareholders’ equity at December 31, 2016 were $679.7 million and $104.3 million, respectively. During 2016 the Company integrated the two branches purchased in 2015, which included loans and deposits, in Leland and Morehead City, North Carolina. Our growth in 2014 was also supplemented by the acquisition of Legacy Select Bancorp, Inc. and its subsidiary Legacy Select Bank & Trust, resulting in expansion of the Company’s market footprint in North Carolina. Due to the size of this merger, we also experienced meaningful growth of our asset size. With the closing of the transaction in the third quarter of 2014, Select Bank & Trust Company became an institution of over $750.0 million in total assets with 14 branches throughout the central and eastern half of North Carolina. In 2015 and 2016 the Bank combined three branches and purchased two branches resulting in us operating in 13 markets.

Investment Securities

Investment securities decreased to $62.3 million at December 31, 2016 from $80.7 million at December 31, 2015. The Company’s investment portfolio at December 31, 2016, which consisted of U.S. government sponsored entities agency securities (GSE’s), mortgage-backed securities and bank-qualified municipal securities, aggregated $62.3 million with a weighted average taxable equivalent yield of 2.60%. The Company also holds an investment of $2.3 million in Federal Home Loan Bank Stock with a weighted average yield of 4.67%. The investment portfolio decreased $18.5 million in 2016 as a result of $18.9 million of maturities and prepayments, $624,000 in disposals, offset by $2.0 million in purchases and a decrease of $219,000 in the market value of securities available for sale and net accretion of investment discounts.

The following table summarizes the securities portfolio by major classification as of December 31, 2016:

Securities Portfolio Composition

(dollars in thousands)

			Tax
	Amortized	Fair	Equivalent
	Cost	Value	Yield

U. S. government agency securities - GSE’s:
Due within one year	$2,011	$2,013	0.93%
Due after one but within five years	5,999	6,016	2.20%
Due after five but within ten years	4,174	4,226	2.27%
Due after ten years	1,902	1,904	2.37%
	14,086	14,159	2.11%
Mortgage-backed securities:
Due within one year	-	-	-%
Due after one but within five years	29,291	29,564	2.40%
Due after five but within ten years	2,791	2,799	1.80%
Due after ten years	-	-	-%
	32,082	32,363	2.35%
State and local governments:
Due within one year	1,724	1,734	3.95%
Due after one but within five years	2,325	2,349	3.18%
Due after five but within ten years	3,730	3,767	2.91%
Due after ten years	7,748	7,885	4.20%
	15,527	15,735	3.71%
Total securities available for sale:
Due within one year	3,735	3,747	2.33%
Due after one but within five years	37,615	37,929	2.40%
Due after five but within ten years	10,695	10,792	2.36%
Due after ten years	9,650	9,789	3.85%

	$61,695	$62,257	2.60%

Loans Receivable

The loan portfolio at December 31, 2016 totaled $677.2 million and was composed of $577.9 million in real estate loans, $90.7 million in commercial and industrial loans, and $9.8 million in loans to individuals. Also included in loans outstanding is $1.2 million in net deferred loan fees. During 2016 the increase in loans was due primarily to loan growth and in 2015 it was from growth and acquiring two branches from Yadkin Bank. The acquisition of the branches accounted for $9.1 million of loans at December 31, 2015.

The following table describes the Company’s loan portfolio composition by category:

	At December 31,
	2016		2015		2014		2013		2012
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
				(dollars in thousands)
Real estate loans:
1-to-4 family residential	$97,978	14.5%	$87,955	14.2%	$90,903	16.5%	$35,006	10.1%	$41,017	11.1%
Commercial real estate	281,723	41.6%	259,259	42.0%	233,630	42.3%	169,176	48.9%	186,949	50.8%
Multi-family residential	56,119	8.3%	40,738	6.6%	42,224	7.6%	19,739	5.7%	19,524	5.3%
Construction	100,911	14.9%	107,688	17.4%	83,593	15.1%	53,325	15.3%	48,220	13.1%
Home equity lines of credit	41,158	6.1%	42,002	6.8%	38,093	6.9%	31,863	9.2%	34,603	9.4%
Total real estate loans	577,889	85.4%	537,642	87.0%	488,443	88.4%	309,109	89.2%	330,313	89.7%
Other loans:
Commercial and industrial	90,678	13.4%	73,491	11.9%	58,217	10.6%	29,166	8.4%	29,297	8.0%
Loans to individuals & overdrafts	9,827	1.4%	7,255	1.2%	6,017	1.1%	8,775	2.5%	8,734	2.4%
Total other loans	100,505	14.8%	80,746	13.1%	64,234	11.7%	37,941	10.9%	38,031	10.4%
Less:
Deferred loan origination
(fees) cost, net	(1,199)	(0.2)%	(990)	(0.1)%	(639)	(0.1)%	(550)	(0.1)%	(452)	(0.1)%
Total loans	677,195	100.0%	617,398	100%	552,038	100.0%	346,500	100.0%	367,892	100.0%
Allowance for loan losses	(8,411)		(7,021)		(6,844)		(7,054)		(7,897)
Total loans, net	$668,784		$610,377		$545,194		$339,446		$359,995

During 2016, loans receivable increased by $59.8 million, or 9.7%, to $677.2 million as of December 31, 2016 due to loan growth in our markets. The increase in loans during the prior year is partially due to the purchase of two branches.

The majority of the Company’s loan portfolio is comprised of real estate loans. This category, which includes both commercial and consumer loan balances, decreased from 87.0% of the loan portfolio at December 31, 2015 to 85.4% at December 31, 2016. There was a $22.5 million increase in commercial real estate loans, a $10.0 million increase in 1-to-4 family residential loans, a $844,000 decrease in HELOC loans, a $6.8 million decrease in construction loans, and a $15.4 million increase in multi-family residential loans. The increase in loans in 2016 was from loan growth and the increase in loans during 2015 was primarily from loan growth and the acquisition of two branches which accounted for $9.1 million of the increase. The increase in the real estate loans during 2014 was primarily the result of the loans acquired from the Legacy Select acquisition.

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

Acquisition, Development and Construction Loans As of December 31, 2016 (dollars in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$76,037	$24,874	$100,911

Average Loan Size	$166	$350

Percentage of total loans	11.23%	3.67%	14.90%

Non-accrual loans	$151	$-	$151

Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

Included in ADC loans and residential real estate loans as of December 31, 2016 were certain loans that exceeded regulatory loan to value (“LTV”) guidelines. As of that date, the Company had $21.7 million in non-1-to-4 family residential loans that exceeded the regulatory LTV limits and $4.8 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits. The banking regulators recognize that it may be appropriate in individual cases to originate or purchase loans with LTV ratios in excess of regulatory limits, based on the support provided by other credit factors. The Bank has established a review and approval procedure for such loans. Under applicable guidance, the total amount of all loans in excess of regulatory LTV limits should not exceed 100% of total capital. The total amount of these loans represented 23.6% of total risk-based capital as of December 31, 2016, which is less than the 100% maximum specified in regulatory guidance. These loans may present more than ordinary risk to the Company if the real estate market softens for both market activity and collateral valuations.

Acquisition, Development and Construction Loans As of December 31, 2015 (dollars in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$90,805	$16,883	$107,688

Average Loan Size	$171	$268

Percentage of total loans	14.71%	2.73%	17.44%

Non-accrual loans	$523	$-	$523

Included in ADC loans and residential real estate loans as of December 31, 2015 were certain loans that exceeded regulatory loan to value (“LTV”) guidelines. As of that date, the Company had $16.7 million in non1-to-4 family residential loans that exceeded the regulatory LTV limits and $5.0 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits. The total amount of these loans represented 19.4% of total risk-based capital as of December 31, 2015, which is less than the 100% maximum specified in regulatory guidance. These loans may present more than ordinary risk to the Company if the real estate market softens for both market activity and collateral valuations.

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

At December 31, 2016, the Company exceeded the 40% guideline in two product types. The 1-to-4 Family Residential Rental category represented 66% of Risk-Based Capital or $74.2 million and the Multi-family Residential category represented 49% of Risk-Based Capital or $54.5 million at December 31, 2016. All other commercial real estate product types were under the 40% threshold. These product types exceeded established guidelines as a result of loans acquired in the merger with Legacy Select and loan growth.

At December 31, 2015, the Company exceeded the 40% guideline in one product type. The 1-to-4 Family Residential Rental category represented 62% of Risk-Based Capital or $68.8 million at December 31, 2015. All other commercial real estate product types were under the 40% threshold. This product type exceeded established guidelines as a result of loans acquired in the merger with Legacy Select.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and home equity lines of credit (“HELOC”) loans at December 31, 2016.

	ADC Loans	Percent	HELOC	Percent
	(dollars in thousands)

Harnett County	$4,505	4.46%	$5,817	14.13%
Alamance County	1,169	1.16%	1,065	2.59%
Beaufort County	182	0.18%	1,026	2.49%
Brunswick County	4,506	4.47%	1,899	4.61%
Carteret County	585	0.58%	2,350	5.71%
Cumberland County	22,610	22.40%	5,278	12.82%
Pasquotank County	947	0.94%	1,258	3.06%
Pitt County	13,697	13.57%	5,151	12.52%
Robeson County	803	0.80%	3,709	9.01%
Sampson County	71	0.07%	1,574	3.83%
Wake County	15,689	15.55%	1,536	3.73%
Wayne County	9,734	9.65%	4,281	10.40%
All other locations	26,413	26.17%	6,214	15.10%

Total	$100,911	100.00%	$41,158	100.00%

Below is a table showing geographic concentrations for ADC and HELOC loans at December 31, 2015.

	ADC Loans	Percent	HELOC	Percent
	(dollars in thousands)

Harnett County	$10,120	9.40%	$6,008	14.30%
Alamance County	1,128	1.05%	565	1.35%
Beaufort County	2,542	2.36%	1,220	2.90%
Brunswick County	1,784	1.66%	2,427	5.78%
Carteret County	919	0.85%	2,297	5.47%
Cumberland County	23,117	21.47%	5,412	12.88%
Pasquotank County	1,250	1.16%	1,008	2.40%
Pitt County	19,486	18.09%	4,903	11.67%
Robeson County	198	0.18%	3,720	8.86%
Sampson County	406	0.38%	1,457	3.47%
Wake County	19,484	18.09%	1,191	2.83%
Wayne County	3,715	3.45%	4,391	10.46%
All other locations	23,539	21.86%	7,403	17.63%

Total	$107,688	100.00%	$42,002	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At December 31, 2016, the Company had $161.5 million in loans that had terms permitting interest only payments. This represented 23.85% of the total loan portfolio. At December 31, 2015, the Company had $156.1 million in loans that had terms permitting interest only payments. This represented 25.28% of the total loan portfolio. In light of the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio are interest only payments during the acquisition, development, and construction phases of such projects but then convert to amortizing term loans with scheduled payments of principal and interest.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit concentrations totaled $62.9 million or 9.3% of total loans at December 31, 2016 compared to $51.6 million or 8.4% of total loans at December 31, 2015. The Company’s ten largest customer loan relationship concentrations totaled $80.9 million, or 11.9% of total loans, at December 31, 2016 compared to $85.1 million, or 13.8% of total loans at December 31, 2015. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have a material adverse impact on the capital position of the Company and on our results of operations.

Maturities and Sensitivities of Loans to Interest Rates

The following table presents the maturity distribution of the Company’s loans at December 31, 2016. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate:

	At December 31, 2016
	Due within one year	Due after one year but within five years	Due after five years	Total
		(dollars in thousands)

Fixed rate loans:
1-to-4 family residential	$8,184	$57,647	$10,916	$76,747
Commercial real estate	23,814	165,762	44,428	234,004
Multi-family residential	1,997	29,936	6,207	38,140
Construction	4,288	14,270	4,323	22,881
Home equity lines of credit	-	138	89	227
Commercial and industrial	5,268	43,095	10,469	58,832
Loans to individuals & overdrafts	2,246	3,782	1,307	7,335
Total at fixed rates	45,797	314,630	77,739	438,166

Variable rate loans:
1-to-4 family residential	3,646	14,825	1,778	20,249
Commercial real estate	7,440	30,968	6,049	44,457
Multi-family residential	424	14,508	2,699	17,631
Construction	58,709	19,100	6	77,815
Home equity lines of credit	531	12,804	26,814	40,149
Commercial and industrial	20,274	6,143	5,213	31,630
Loans to individuals & overdrafts	1,327	520	645	2,492
Total at variable rates	92,351	98,868	43,204	234,423

Subtotal	138,148	413,498	120,943	672,589

Non-accrual loans	3,545	1,948	312	5,805

Gross loans	$141,693	$415,446	$121,255	$678,394

Deferred loan origination (fees) costs, net				(1,199)

Total loans				$677,195

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may require a principal reduction or modify other terms of the loan at the time of renewal.

Past Due Loans and Nonperforming Assets

At December 31, 2016, the Company had $3.0 million in loans that were 30 days or more past due. This represented 0.44% of gross loans outstanding on that date. This is an increase from December 31, 2015 when there were $2.5 million in loans that were past due 30 days or more, or 0.40% of gross loans outstanding. Non-accrual loans decreased to $5.8 million at December 31, 2016 from $6.6 million at December 31, 2015. As of December 31, 2016, the Company had thirty-seven loans totaling $6.0 million that were considered to be troubled debt restructurings, of which twenty-three loans totaling $3.6 million were still accruing interest. As of December 31, 2015, the Company had forty loans totaling $5.1 million that were considered to be troubled debt restructurings, of which twenty loans totaling $2.1 million were still accruing interest. There were three loans in the aggregate amount of $529,000 greater than 90 days past due and still accruing interest at December 31, 2016 and there was one loan in the amount of $142,000 greater than 90 days past due and still accruing interest at December 31, 2015. Tables included in Note E of the Notes to Consolidated Financial Statements included under Item 8 of this report present an age analysis of past due loans, including acquired credit-impaired loans, or PCI Loans, segregated by class of loans as of December 31, 2016.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	As December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)

Non-accrual loans	$5,805	$6,635	$6,938	$9,319	$10,126
Restructured loans	3,625	2,077	4,938	6,537	1,904
Total non-performing loans	9,430	8,712	11,876	15,856	12,030
Foreclosed real estate	599	1,401	1,585	2,008	2,833
Total non-performing assets	$10,029	$10,113	$13,461	$17,864	$14,863

Accruing loans past due 90 days or more	$529	$142	$2,230	$-	$-
Allowance for loan losses	$8,411	$7,021	$6,844	$7,054	$7,897

Non-performing loans to period end loans	1.39%	1.41%	2.15%	4.58%	3.27%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.47%	1.43%	2.56%	4.58%	3.27%
Allowance for loan losses to period end loans	1.24%	1.14%	1.24%	2.04%	2.15%
Allowance for loan losses to non-performing loans	89%	81%	58%	44%	66%
Allowance for loan losses to non-performing assets	84%	69%	51%	39%	53%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	80%	68%	44%	39%	53%
Non-performing assets to total assets	1.18%	1.24%	1.76%	3.40%	2.53%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.25%	1.26%	2.05%	3.40%	2.53%

In addition to the above, the Company had $3.6 million in loans that were considered to be impaired for reasons other than their past due, accrual or restructured status. In total, there were $11.0 million in loans that were considered to be impaired at December 31, 2016, which is a $1.0 million increase from the $10.0 million that was impaired at December 31, 2015. Impaired loans have been evaluated by management in accordance with Accounting Standards Codification (“ASC”) 310 and $117,000 has been included in the allowance for loan losses as of December 31, 2016 for these loans. All troubled debt restructurings and other non-performing loans are included within impaired loans as of December 31, 2016.

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

The following table presents the Company’s allowance for loan losses as a percentage of loans at December 31 for the years indicated.

	At December 31,
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	2016	loans	2015	loans	2014	loans	2013	loans	2012	loans
	(dollars in thousands)

1-to-4 family residential	$846	10.05%	$605	14.25%	$628	16.47%	$826	10.10%	$1,070	11.14%
Commercial real estate	3,448	41.12%	3,005	41.99%	2,938	42.32%	4,599	48.82%	4,946	50.82%
Multi-family residential	628	7.48%	393	6.60%	279	7.65%	74	5.70%	106	5.31%
Construction	1,301	15.47%	1,386	17.44%	1,103	15.14%	565	15.39%	798	13.11%
Home equity lines of credit	623	7.42%	573	6.80%	985	6.90%	680	9.20%	627	9.41%
Commercial and industrial	1,248	14.84%	922	11.90%	726	10.55%	245	8.42%	278	7.96%
Loans to individuals & overdrafts	317	3.76%	137	1.18%	185	1.09%	65	2.53%	72	2.37%
Deferred loan origination (fees) cost, net		(0.14)%	-	(0.16)%	-	(0.12)%	-	(0.16)%	-	(0.12)%

Total allocated	8,411	100.00%	7,021	100.00%	6,844	100.00%	7,054	100.00%	7,897	100.00%
Unallocated	-		-		-		-		-
Total	$8,411		$7,021		$6,844		$7,054		$7,897

The allowance for loan losses as a percentage of gross loans outstanding increased by 0.10% during 2016 to 1.24% of gross loans at December 31, 2016 primarily due to the increase in interest rates, the level of past due loans and non-performing loans. The change in the allowance during 2016 resulted from net charge-offs of $126,000 and a provision of $1.5 million. General reserves totaled $8.3 million or 1.22% of gross loans outstanding as of December 31, 2016, as compared to year-end 2015 when they totaled $6.9 million or 1.12% of loans outstanding. At December 31, 2016, specific reserves on impaired loans constituted $117,000 or 0.02% of gross loans outstanding compared to $94,000 or 0.02% of loans outstanding as of December 31, 2015. The loans that were acquired are included in the gross loan number used in the calculations above. The acquired loans are accounted for under ASC 310-20 and ASC 310-30 which results in credit marks for the inherent loss risk for those loans and is not included in the Allowance for Loan Losses. The acquired loans represent $89.7 million of the gross loan total of which $17.7 million are purchased credit impaired loans.

The following table presents information regarding changes in the allowance for loan losses in detail for the years indicated:

	As of December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Allowance for loan losses at beginning of year	$7,021	$6,844	$7,054	$7,897	$10,034
Provision (recovery) for loan losses	1,516	890	(194)	(325)	(2,597)
	8,537	7,734	6,860	7,572	7,437
Loans charged off:
Commercial and industrial	(182)	(141)	(63)	(135)	(193)
Construction	(2)	(79)	(4)	(28)	(720)
Commercial real estate	(189)	(663)	(150)	(384)	(1,580)
Multi-family residential	(-)	(5)	-	-	-
Home equity lines of credit	(205)	(115)	(327)	(316)	(459)
1-to-4 family residential	(7)	(70)	(26)	(325)	(232)
Loans to individuals & overdrafts	(90)	(54)	(98)	(135)	(70)
Total charge-offs	(675)	(1,127)	(668)	(1,323)	(3,254)

Recoveries of loans previously charged off:
Commercial and industrial	22	48	32	137	2,714
Construction	22	29	63	25	317
Multi-family residential	-	106	-	-	-
Commercial real estate	151	84	364	96	287
Home equity lines of credit	35	21	78	81	74
1-to-4 family residential	299	102	92	398	232
Loans to individuals & overdrafts	20	24	23	68	90
Total recoveries	549	414	652	805	3,714

Net recoveries (charge-offs)	(126)	(713)	(16)	(518)	460

Allowance for loan losses at end of year	$8,411	$7,021	$6,844	$7,054	$7,897

Ratios:
Net charge-offs (recoveries) as a percent of average loans	0.02%	0.12%	0.00%	0.15%	(0.12)%
Allowance for loan losses as a percent of loans at end of year	1.24%	1.14%	1.24%	2.04%	2.15%

While the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making determinations regarding the allowance.

The table below presents information detailing the allowance for loan losses for originated and purchased credit impaired acquired loans:

Analysis of Allowance for Credit Losses

(dollars in thousands)

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
Year ended December 31, 2016
Total loans
Commercial and Industrial	$922	$182	$22	$486	$1,248
Construction	1,386	2	22	(105)	1,301
Commercial real estate	3,005	189	151	481	3,448
Multi-family residential	393	-	-	235	628
Home Equity Lines of credit	573	205	35	220	623
1-to-4 family residential	605	7	299	(51)	846
Loans to individuals & overdrafts	137	90	20	250	317
Total	$7,021	$675	$549	$1,516	$8,411

PCI loans
Commercial and Industrial	$-	$-	$-	$37	$37
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Home Equity Lines of credit	9	-	-	3	12
1-to-4 family residential	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-
Total	$9	$-	$-	$40	$49

Loans – excluding PCI
Commercial and Industrial	$922	$182	$22	$449	$1,211
Construction	1,386	2	22	(105)	1,301
Commercial real estate	3,005	189	151	481	3,448
Multi-family residential	393	-	-	235	628
Home Equity Lines of credit	564	205	35	217	611
1-to-4 family residential	605	7	299	(51)	846
Loans to individuals & overdrafts	137	90	20	250	317
Total	$7,012	$675	$549	$1,476	$8,362

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

Management believes the level of the allowance for loan losses as of December 31, 2016 is appropriate in light of the risk inherent within the Company’s loan portfolio.

Other Assets

At December 31, 2016, non-earning assets totaled $52.1 million, a decrease of $1.4 million from $53.5 million at December 31, 2015. Non-earning assets at December 31, 2016 consisted of: cash and due from banks of $14.4 million, premises and equipment totaling $17.9 million, foreclosed real estate totaling $599,000, accrued interest receivable of $2.8 million, goodwill of $6.9 million and other assets totaling $6.7 million, including net deferred taxes of $2.8 million.

The Company has an investment in bank owned life insurance of $22.2 million, which increased $591,000 from December 31, 2015. The increase in BOLI in 2016 and 2015 was from earnings. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

Deposits

Total deposits at December 31, 2016 were $679.7 million and consisted of $163.6 million in non-interest-bearing demand deposits, $174.2 million in money market and NOW accounts, $38.4 million in savings accounts, and $303.5 million in time deposits. Total deposits increased by $28.5 million from $651.2 million as of December 31, 2015. Non-interest-bearing demand deposits increased by $15.3 million from $148.3 million as of December 31, 2015. MMDA and NOW accounts decreased by $5.2 million from $179.5 million as of December 31, 2015. Savings accounts increased by $1.0 million from $37.4 million as of December 31, 2015. Time deposits increased by $17.4 million during 2016. The deposit growth of $28.5 million in 2016 was due to organic generation and in 2015 the increase was primarily due to the purchase of two branches which amounted to $31.1 million.

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Period Ended December 31,
	2016		2015		2014		2013		2012
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Savings, NOW and money market deposits	$209,769	0.19%	$205,792	0.19%	$170,183	0.19%	$147,800	0.23%	$124,583	0.42%
Time deposits > $100,000	204,120	0.82%	158,704	0.85%	137,911	1.52%	122,166	2.13%	144,029	2.24%
Other time deposits	91,573	1.08%	104,388	1.19%	112,990	1.50%	117,564	1.61%	137,566	1.78%
Total interest-bearing deposits	505,462	0.60%	468,884	0.64%	421,084	0.98%	387,530	1.25%	406,178	1.53%

Noninterest-bearing deposits	160,302	-	138,330	-	102,870	-	82,996	-	75,659	-

Total deposits	$665,764	0.46%	$607,214	0.49%	$523,924	0.79%	$470,526	1.02%	$481,837	1.29%

Short-Term and Long-Term Debt

As of December 31, 2016, the Company had $37.1 million in short-term debt, which consisted of repurchase agreements and FHLB advances and $23.0 million in long-term debt, which included $12.4 million in junior subordinated debentures issued to New Century Statutory Trust I in connection with the Company’s issuance of trust preferred securities and a FHLB advance. The $1.8 million increase in short-term and long-term debt in 2016 was due to minor external funding needs.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2016 was $104.3 million, a decrease of $429,000 from $104.7 million as of December 31, 2015. Changes in shareholders’ equity included $6.8 million in net income, $71,000 in stock based compensation, proceeds of $527,000 from stock option exercises, the full redemption of $7.6 million of SBLF preferred stock and other comprehensive loss of $132,000 related to the decrease in the unrealized gain in the Company’s available for sale investment security portfolio. The July 25, 2014 merger with Legacy Select resulted in a $37.5 million increase in stockholders’ equity of which SBLF preferred stock comprised $7.6 million of the increase. On January 20, 2016, the Company redeemed all of its outstanding Series A preferred shares at par value. The shares had originally been issued as a condition of Legacy Select Bancorp’s participation in the U.S. Treasury’s Small Business Lending Fund program.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Overview

During 2016, Select Bancorp had net income of $6.8 million compared to net income of $6.6 million for 2015. Both basic and diluted net income per share for the year ended December 31, 2016 were $0.58, compared with basic and diluted net income per share of $0.56 for 2015.

Net Interest Income

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by the average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by the levels of non-interest bearing liabilities and capital.

Net interest income increased by $1.2 million to $31.0 million for the year ended December 31, 2016. The Company’s total interest income was impacted by an increase in interest earning assets and a slow rising interest rate environment in 2016. Average total interest-earning assets were $744.0 million in 2016 compared with $686.7 million in 2015. The yield on those assets decreased by 20 basis points from 4.90% in 2015 to 4.70% in 2016 primarily because of declining loan yields of 23 basis points. Meanwhile, average interest-bearing liabilities increased by $41.5 million from $521.3 million for the year ended December 31, 2015 to $562.8 million for the year ended December 31, 2016. Cost of these funds decreased by 2 basis points in 2016 to 0.66% from 0.68% in 2015 which was primarily due to lower average time deposits of 11 basis points. In 2016, the Company’s net interest margin was 4.20% and net interest spread was 4.04%. In 2015, net interest margin was 4.39% and net interest spread was 4.22%.

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

The Company recorded a $1.5 million provision for loan losses in 2016 compared to a provision of $890,000 recorded in 2015 as a result of loan recoveries. The increase in provision was due to loan growth, offset by lower net charge offs. For more information on changes in the allowance for loan losses, refer to Note E of the financial statements in the section titled Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2016 was $3.2 million, down from $3.3 million from 2015. Contributing to the decrease were a decrease in deposit service charges of $90,000 due to lower overdraft fee income, a decrease in gain on sale of securities of $310,000 and an increase in other non-interest income of $330,000 primarily due to debit cards and pin replacements.

Non-Interest Expenses

Non-interest expenses increased by $51,000 or 0.2% to $22.3 million for the year ended December 31, 2016, from $22.2 million for the same period in 2015. The following are highlights of the significant changes in non-interest expenses from 2015 to 2016.

•	Personnel expenses increased $531,000 to $12.7 million primarily due to cost of living increases and the 2015 branch acquisitions.
•	Occupancy and equipment expenses increased $72,000 to $2.3 million primarily due to repairs and maintenance.
•	Information systems increased $128,000 to $2.1 million from $1.9 million in 2015 due largely to the increase in security related applications.
•	Professional fees decreased to $977,000 in 2016 from $1.2 million in 2015, a 19.8% decrease due to a reduction in legal fees and consulting fees.
•	No merger /acquisition related expenses were recognized in 2016 compared to $378,000 in 2015.
•	Other operating expense increased primarily due to increased advertising and marketing expenses and other sundry expenses by $162,000 or 5.3%.

Provision for Income Taxes

The Company’s effective tax rate in 2016 was 35.1%, compared to 34.3% in 2015. For further discussion pertaining to the Company’s tax position, refer to Note L of the consolidated financial statements.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Overview

During 2015, Select Bancorp had net income of $6.6 million compared to net income of $2.4 million for 2014. Both basic and diluted net income per share for the year ended December 31, 2015 were $0.56, compared with basic and diluted net income per share of $0.26 for 2014.

Net Interest Income

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by the average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by the levels of non-interest bearing liabilities and capital.

Net interest income increased by $8.2 million to $29.8 million for the year ended December 31, 2015. The Company’s total interest income was impacted by an increase in interest earning assets and a low interest rate environment in 2015. Average total interest-earning assets were $686.7 million in 2015 compared with $576.8 million in 2014. The yield on those assets increased by 30 basis points from 4.60% in 2014 to 4.90% in 2015. Meanwhile, average interest-bearing liabilities increased by $69.8 million from $451.5 million for the year ended December 31, 2014 to $521.3 million for the year ended December 31, 2015. Cost of these funds decreased by 32 basis points in 2015 to 0.68% from 1.00% in 2014 which was primarily due to the maturity of higher rate time deposits. In 2015, the Company’s net interest margin was 4.39% and net interest spread was 4.22%. In 2014, net interest margin was 3.81% and net interest spread was 3.60%.

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

Non-Interest Income

Non-interest income for the year ended December 31, 2015 was $3.3 million, up $617,000 from 2014. Contributing to the increase were an increase in deposit service charges of $60,000 due to higher overdraft fee income, an increase in gain on sale of securities of $378,000 and an increase in other non-interest income of $179,000 primarily related to debit card and pin replacement fees.

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

•	Personnel expenses increased $2.0 million to $12.2 million primarily due to acquiring six branches in the merger with Legacy Select.
•	Occupancy and equipment expenses increased $506,000 to $2.2 million also primarily related to the merger and branch restructuring.
•	Information systems increased $415,000 to $1.9 million from $1.5 million in 2014 due largely to the increase in the number of customer loan and deposit accounts from the merger.
•	Foreclosure-related expenses decreased to $205,000 in 2015 from $480,000 in 2014, a 57.3% decrease.
•	Merger /acquisition related expenses reduced $1.6 million.
•	Other operating expense increased by $249,000 or 8.9% with the merger of Legacy Select.

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

	For the Years Ended December 31,
	2016			2015			2014
	(dollars in thousands)
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
INTEREST-EARNING ASSETS:
Loans, gross of allowance	$631,791	$33,062	5.23%	$578,759	$31,576	5.46%	$423,811	$24,147	5.70%
Investment securities	72,244	1,638	2.27%	91,790	2,027	2.21%	91,193	1,916	2.10%
Other interest-earning assets	39,989	257	0.64%	16,114	71	0.44%	55,065	157	0.29%
Total interest-earning assets	744,024	34,957	4.70%	686,663	33,674	4.90%	570,069	26,220	4.60%

Other assets	85,288			78,611			61,131

Total assets	$829,312			$765,274			$631,200

INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$209,769	390	0.19%	$205,792	393	0.19%	$170,183	326	0.19%
Time deposits over $100,000	204,120	1,678	0.82%	158,704	1,356	0.85%	137,911	2,096	1.52%
Other time deposits	91,573	986	1.08%	104,388	1,242	1.19%	112,990	1,697	1.50%
Borrowings	57,348	679	1.18%	52,462	551	1.05%	30,451	400	1.31%

Total interest-bearing liabilities	562,810	3,733	0.66%	521,346	3,542	0.68%	451,535	4,519	1.00%

Non-interest-bearing deposits	160,302			138,330			102,870
Other liabilities	4,090			3,530			3,135
Shareholders' equity	102,110			102,068			73,660

Total liabilities and shareholders' equity	$829,312			$765,274			$631,200

Net interest income/interest rate spread (taxable-equivalent basis)		$31,224	4.04%		$30,132	4.22%		$21,701	3.60%

Net interest margin (taxable-equivalent basis)			4.20%			4.39%			3.81%

Ratio of interest-earning assets to interest-bearing liabilities	132.20%			131.71%			127.75%

Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$31,224	4.00%		$30,132	4.36%		$21,701	3.88%
Less:
taxable-equivalent adjustment		248			333			116

Net Interest Income		$30,976			$29,799			$21,585

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

	Year Ended			Year Ended			Year Ended
	December 31, 2016 vs. 2015			December 31, 2015 vs. 2014			December 31, 2014 vs. 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
				(dollars in thousands)
Interest income:
Loans	$2,834	$(1,348)	$1,486	$8,641	$(1,212)	$7,429	$4,859	$(1,859)	$3,000
Investment securities	(437)	43	(394)	12	(234)	(222)	301	208	509
Other interest-earning assets	129	57	186	(141)	55	(86)	(78)	31	(47)

Total interest income (taxable-equivalent basis)	2,562	(1,248)	1,278	8,512	(1,391)	7,121	5,082	(1,620)	3,462

Interest expense:
Deposits:
Savings, NOW and money market	7	(10)	(3)	68	(1)	67	54	(153)	(99)
Time deposits over $100,000	381	(59)	322	247	(987)	(740)	288	(799)	(511)
Other time deposits	(145)	(111)	(256)	(116)	(339)	(455)	(71)	(123)	(194)
Borrowings	55	73	128	260	(109)	151	54	11	65

Total interest expense	298	(107)	191	459	(1,436)	(977)	325	(1,064)	(739)

Net interest income
Increase/(decrease) (taxable-equivalent basis)	$2,228	$(1,141)	1,087	$8,053	$(45)	8,098	$4,757	$(556)	4,201

Less:
Taxable-equivalent adjustment			248			333			145
Net interest income
Increase/(decrease)			$1,335			$7,765			$4,056

During 2016, we experienced a decrease in the interest rate component of our net interest income as a result of reduced asset yields which were offset by reductions in funding rate costs. In 2016 and 2015, increasing loan volume was the major contributor to increased net interest income. The volume component had a positive variance which also resulted in an overall increase in net interest income.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 13.9% and 17.6% of total assets at December 31, 2016 and 2015, respectively.

The Company has been a net seller of federal funds, maintaining liquidity sufficient to fund new loan demand. When the need arises, the Company has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $174.5 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company may obtain advances of up to 10% of assets, subject to our available collateral. A floating lien of $93.5 million on qualifying loans is pledged to FHLB to secure such borrowings. In addition, the Company may borrow at the Federal Reserve discount window and has pledged $1.0 million in securities for that purpose. As another source of short-term borrowings, the Company also utilizes securities sold under agreements to repurchase. At December 31, 2016, borrowings consisted of securities sold under agreements to repurchase of $12.0 million.

At December 31, 2016, the Company’s outstanding commitments to extend credit totaled $143.2 million and consisted of loan commitments and undisbursed lines of credit of $141.2 million, and letters of credit of $2.0 million. The Company believes that its combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Total deposits were $679.7 million and $651.2 million at December 31, 2016 and 2015, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 44.7% and 43.9% of total deposits at December 31, 2016 and 2015, respectively. Time deposits of $250,000 or more represented 9.5% and 9.4%, respectively, of the total deposits at December 31, 2016 and 2015. Management believes most other time deposits are relationship-oriented. While competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances. Management believes that the current cash balances plus taxes receivable will provide adequate liquidity for The Company’s current cash flow needs. Subject to certain regulatory dividend restrictions and maintenance of required capital levels, dividends paid by the Bank to the Company may also be a source of liquidity for the Company.

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity (including qualifying trust preferred securities), and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions and holding companies became subject to the Basel III capital requirements beginning on January 1, 2015. A new part of the capital ratios profile is the Common Equity Tier 1 risk-based ratio which does not include limited life components such as trust preferred securities and SBLF preferred stock. Minimum capital levels are regulated by risk-based capital adequacy guidelines that require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 6.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The new capital rules which took effect in 2015 require banks to hold Common Equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percent to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees. The Company’s equity to assets ratio was 12.3% at December 31, 2016. As the following table indicates that, at December 31, 2016, the Company and its bank subsidiary exceeded regulatory capital requirements.

	At December 31, 2016
	Actual	Minimum
	Ratio	Requirement
Select Bancorp, Inc.

Total risk-based capital ratio	15.12%	8.00%
Tier 1 risk-based capital ratio	14.03%	6.00%
Common equity Tier 1 risk-based capital ratio	12.48%	4.50%
Leverage ratio	12.99%	4.00%

Select Bank & Trust

Total risk-based capital ratio	14.53%	8.00%
Tier 1 risk-based capital ratio	13.44%	6.00%
Common equity Tier 1 risk-based capital ratio	13.44%	4.50%
Leverage ratio	12.44%	4.00%

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

On August 9, 2011, Legacy Select Bancorp issued 7,645 shares of Series A stock for $7.645 million to the Secretary of the U.S. Treasury as a condition to its participation in the U.S. Treasury’s Small Business Lending Fund program. The Select Bancorp Series A stock is non-voting, other than having class voting rights on certain matters. All outstanding shares of the Company’s Series A preferred stock were redeemed at par during January 2016.

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

The analysis of an institution’s interest rate gap (the difference between the re-pricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2016, of which are projected to re-price or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which re-price or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate re-pricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Re-pricing at December 31, 2016
		More Than	More Than
	1 Year	1 Year to	3 Years to	More Than
	or Less	3 Years	5 Years	5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$219,479	$136,003	$222,104	$99,609	$677,195
Securities, available for sale	25,556	1,147	3,445	32,109	62,257
Interest-earning deposits in other banks	41,342	-	-	-	41,342
Federal funds sold	-	-	-	-	-
Stock in the Federal Home Loan Bank of Atlanta	2,251	-	-	-	2,251
Other non-marketable securities	703	-	-	-	703

Total interest-earning assets	$289,331	$137,150	$225,549	$131,718	$783,748

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$376,168	$-	$-	$-	$376,168
Time	72,466	10,438	7,772	-	90,676
Time over $100,000	174,361	22,717	15,739	-	212,817
Short-term debt	37,090	-	-	-	37,090
Long-term debt	-	10,667	-	12,372	23,039

Total interest-bearing liabilities	$660,085	$43,822	$23,511	$12,372	$739,790

Interest sensitivity gap per period	$(370,754)	$93,328	$202,038	$119,346	$43,958

Cumulative interest sensitivity gap	$(370,754)	$(277,426)	$(75,388)	$43,958	$43,958

Cumulative gap as a percentage of total interest-earning assets	(128.14)%	(65.05)%	(11.56)%	5.61%	5.61%

Cumulative interest-earning assets as a percentage of interest-bearing liabilities	43.83%	60.59%	89.64%	105.94	105.94%

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that is both very important to the portrayal of the Company's financial condition and results, and requires management to make difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. The following is a summary of the Company’s most complex accounting policies: the allowance for loan losses, business combinations and deferred tax asset.

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

Allowance for loan losses

The allowance for loan losses reflects the estimated losses that will result from the inability of the Bank's borrowers to make required loan payments. The allowance for loan losses is established for estimated credit losses through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The Company’s allowance for loan loss methodology incorporates several quantitative and qualitative risk factors used to establish an appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets, composition of the loan portfolio and the state of certain industries. Specific changes in the risk factors are based on actual loss experience, as well as perceived risk of similar groups of loans classified by collateral type, purpose and term. A three-year loss history is incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in North Carolina.

Allowance for loan losses for acquired loans

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

Deferred Tax Asset

The Company’s net deferred tax asset was $2.8 million at December 31, 2016. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things recent earnings trends and projected earnings, and asset quality. As of December 31 2016, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations, or other factors could impact the realization of the deferred tax asset in the future.

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note O to the accompanying financial statements.  During 2004, the Company formed an unconsolidated subsidiary trust to which the Company issued $12.4 million of junior subordinated debentures (see Note K to the consolidated financial statements).  Otherwise, as part of its ongoing business, the Company has not participated in, nor does it anticipate participating in, transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note B to the Company’s audited financial statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and anticipated effects on results of operations and financial condition.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2016.

	Payments Due by Period
		On Demand
		Or Within			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(dollars in thousands)

Short-term debt	$37,090	$37,090	$-	$-	$-
Long-term debt	23,039	-	10,667	-	12,372
Lease obligations	2,347	338	727	691	591
Deposits	679,661	622,996	33,154	23,511	-

Total contractual cash obligations	$742,137	$660,424	$44,548	$24,202	$12,963

The following table reflects other commitments outstanding as of December 31, 2016.

	Amount of Commitment Expiration Per Period
	(dollars in thousands)
	Total
	Amounts	Less than			After
Other Commitments	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Undisbursed home equity credit lines	$33,710	$1,771	$2,360	$9,639	$19,940
Other commitments and credit lines	31,013	20,307	1,960	4,353	4,393
Un-disbursed portion of constructions loans	76,453	46,540	15,428	4,271	10,214
Letters of credit	1,969	1,752	217	-	-

Total loan commitments	$143,145	$70,370	$19,965	$18,263	$34,547

In addition, the Company has legally binding delayed equity commitments to private investment funds. These commitments are not currently expected to be called, and therefore, are not reflected in the financial statements. The amount of these commitments at December 31, 2016 and 2015 was $200,000.

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

ITEM 7A – Quantitative and qualitative disclosure about market risk

The Company is transitioning from a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934 and is not required to provide the information required under this item.

Item 8 - Financial Statements AND SUPPLEMEnTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Select Bancorp, Inc.

Dunn, North Carolina

We have audited Select Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Select Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Select Bancorp, Inc. as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016, and our report dated March 14, 2017, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina

March 14, 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Select Bancorp, Inc.

Dunn, North Carolina

We have audited the accompanying consolidated balance sheets of Select Bancorp, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Select Bancorp, Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2017, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina

March 14, 2017

SELECT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015

	2016	2015
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$14,372	$12,567
Interest-earning deposits in other banks	40,342	49,842
Certificates of deposit	1,000	1,000
Investment securities available for sale, at fair value	62,257	80,709
Loans	677,195	617,398
Allowance for loan losses	(8,411)	(7,021)

NET LOANS	668,784	610,377

Accrued interest receivable	2,768	2,350
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	2,251	2,112
Other non-marketable securities	703	705
Foreclosed real estate	599	1,401
Premises and equipment, net	17,931	19,078
Bank owned life insurance	22,183	21,592
Goodwill	6,931	6,931
Core deposit intangible (“CDI”)	810	1,241
Assets held for sale	846	846
Other assets	4,863	6,264

TOTAL ASSETS	$846,640	$817,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$163,569	$148,304
Savings	38,394	37,353
Money market and NOW	174,205	179,450
Time	303,493	286,054
TOTAL DEPOSITS	679,661	651,161

Short-term debt	37,090	29,673
Long-term debt	23,039	28,703
Accrued interest payable	221	232
Accrued expenses and other liabilities	2,356	2,544

TOTAL LIABILITIES	742,367	712,313

Shareholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized; 0 and 7,645 shares issued and outstanding at December 31, 2016 and 2015, respectively	-	7,645
Common stock, $1 par value, 25,000,000 shares authorized; 11,645,413 and 11,583,011 shares issued and outstanding at December 31, 2016 and 2015, respectively	11,645	11,583
Additional paid-in capital	69,597	69,061
Retained earnings	22,673	15,923
Common stock issued to deferred compensation trust, at cost, 280,432 and 253,538 shares outstanding at December 31, 2016 and 2015, respectively	(2,340)	(2,139)
Directors’ Deferred Compensation Plan Rabbi Trust	2,340	2,139
Accumulated other comprehensive income	358	490

TOTAL SHAREHOLDERS’ EQUITY	104,273	104,702

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$846,640	$817,015

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$33,058	$31,576	$24,288
Federal funds sold and interest-earning deposits in other banks	257	71	157
Investments	1,394	1,694	1,659

TOTAL INTEREST INCOME	34,709	33,341	26,104
INTEREST EXPENSE
Money market, NOW and savings deposits	390	393	326
Time deposits	2,664	2,598	3,793
Short-term debt	127	65	59
Long-term debt	552	486	341
TOTAL INTEREST EXPENSE	3,733	3,542	4,519
NET INTEREST INCOME	30,976	29,799	21,585

PROVISION FOR (RECOVERY OF) LOAN LOSSES	1,516	890	(194)

NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	29,460	28,909	21,779

NON-INTEREST INCOME
Gain (loss) on the sale of securities	22	332	(46)
Service charges on deposit accounts	966	1,056	996
Other fees and income	2,234	1,904	1,725

TOTAL NON-INTEREST INCOME	3,222	3,292	2,675

NON-INTEREST EXPENSE
Personnel	12,711	12,180	10,213
Occupancy and equipment	2,304	2,232	1,726
Deposit insurance	393	498	404
Professional fees	977	1,218	1,238
Core deposit intangible amortization	431	544	347
Merger/acquisition related expenses	-	378	1,941
Information systems	2,070	1,942	1,527
Foreclosure-related expenses	199	205	480
Other	3,196	3,033	2,784

TOTAL NON-INTEREST EXPENSE	22,281	22,230	20,660

INCOME BEFORE INCOME TAX	10,401	9,971	3,794

INCOME TAX	3,647	3,418	1,437

NET INCOME	6,754	6,553	2,357
DIVIDENDS ON PREFERRED STOCK	4	77	38
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$6,750	$6,476	$2,319

Basic	$0.58	$0.56	$0.26
Diluted	$0.58	$0.56	$0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,610,705	11,502,800	8,870,114
Diluted	11,655,111	11,567,811	8,974,384

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(Amounts in thousands)

Net income	$6,754	$6,553	$2,357

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities- available for sale	(185)	(176)	1,408
Tax effect	67	65	(520)
	(118)	(111)	888

Reclassification adjustment for (gains) losses included in net income	(22)	(332)	46
Tax effect	8	124	(17)
	(14)	(208)	29

Total	(132)	(319)	917

Total comprehensive income	$6,622	$6,234	$3,274

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014 (Amounts in thousands except share data)

								Common Stock	Accumulated
								Issued	Other
					Additional			to Deferred	Compre-	Total
	Preferred Stock		Common Stock		paid-in	Retained	Deferred	Compensation	hensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Comp Plan	Trust	Income	Equity
Balance at December 31, 2013	-	$-	6,921,352	$6,922	$42,062	$7,128	$1,976	$(1,976)	$(108)	$56,004
Net income	-	-	-	-	-	2,357	-	-	-	2,357
Other comprehensive income, net	-	-	-	-	-	-	-	-	917	917
Shares issued for Select merger	7,645	7,645	4,416,500	4,416	25,441	-	-	-	-	37,502
Preferred stock dividends paid	-	-	-	-	-	(38)	-	-	-	(38)
Stock option exercises	-	-	40,128	40	178	-	-	-	-	218
Stock options acquired in merger	-	-	-	-	634	-	-	-	-	634
Stock based compensation	-	-	-	-	91	-	-	-	-	91
Director equity incentive plan, net	-	-	-	-	-	-	145	(145)	-	-
Balance at December 31, 2014	7,645	7,645	11,377,980	11,378	68,406	9,447	2,121	(2,121)	809	97,685
Net income	-	-	-	-	-	6,553	-	-	-	6,553
Other comprehensive loss	-	-	-	-	-	-	-	-	(319)	(319)
Preferred stock dividends paid	-	-	-	-	-	(77)	-	-	-	(77)
Stock option exercises	-	-	205,031	205	616	-	-	-	-	821
Stock based compensation	-	-	-	-	39	-	-	-	-	39
Director equity incentive plan, net	-	-	-	-	-	-	18	(18)	-	-
Balance at December 31, 2015	7,645	7,645	11,583,011	11,583	69,061	15,923	2,139	(2,139)	490	104,702
Net income	-	-	-	-	-	6,754	-	-	-	6,754
Other comprehensive loss	-	-	-	-	-	-	-	-	(132)	(132)
Preferred stock dividends paid	-	-	-	-	-	(4)	-	-	-	(4)
Preferred stock redemption	(7,645)	(7,645)	-	-	-	-	-	-	-	(7,645)
Stock option exercises	-	-	62,402	62	465	-	-	-	-	527
Stock based compensation	-	-	-	-	71	-	-	-	-	71
Director equity incentive plan, net	-	-	-	-	-	-	201	(201)	-	-
Balance at December 31, 2016	-	$-	11,645,413	$11,645	$69,597	$22,673	$2,340	$(2,340)	$358	$104,273

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,754	$6,553	$2,357
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	1,516	890	(194)
Depreciation and amortization of premises and equipment	1,090	1,043	736
Amortization and accretion of investment securities	741	971	954
Amortization of deferred loan fees and costs	(485)	(346)	(306)
Amortization of core deposit intangible	431	544	347
Amortization of acquisition premium on time deposits	(662)	(829)	(460)
Amortization of acquisition premium on borrowings	(256)	(376)	(188)
Deferred income taxes	151	970	130
Stock-based compensation	71	39	91
Accretion on acquired loans	(1,146)	(1,363)	(732)
(Gain) loss on the sale of securities	(22)	(332)	46
Increase in cash surrender value of bank owned life insurance	(591)	(626)	(269)
Loss (gain) on sale of premises and equipment	20	279	(6)
Net loss on sale and write-downs of foreclosed real estate	158	139	251
Change in assets and liabilities:
Net change in accrued interest receivable	(418)	94	(34)
Net change in other assets	1,328	(313)	538
Net change in accrued expenses and other liabilities	(199)	(454)	138

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,481	6,883	3,399

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	(139)	(588)	336
Purchase of investment securities available for sale	(2,016)	(9,339)	(10,396)
Maturities of investment securities available for sale	10,693	12,430	8,924
Mortgage-backed securities pay-downs	8,223	9,210	11,003
Proceeds from sale of investment securities available for sale	624	8,086	504
Net change in loans outstanding	(59,711)	(56,073)	11,877
Cash received from acquisition	-	21,229	15,406
Net change in other non-marketable securities	2	191	159
Purchase of Bank owned life insurance	-	-	(10,000)
Proceeds from sale of foreclosed real estate	2,062	635	1,440
Proceeds from the sale of premises and equipment	6	1,159	18
Proceeds from sale of assets held for sale	(781)
Purchases of premises and equipment	812	(3,900)	(735)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(40,225)	(16,960)	28,536

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$29,162	$1,904	$(51,303)
Proceeds from short-term debt	27,000	48,111	6,717
Proceeds from long-term debt	-	10,000	-
Repayments of short-term debt	(19,327)	(38,972)	-
Repayments of long-term debt	(5,664)	(6,711)	(1,988)
Preferred stock dividends paid	(4)	(77)	(38)
Redemption of preferred stock	(7,645)	-	-
Proceeds from stock options exercised	527	821	218

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,049	15,076	(46,394)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,695)	4,999	(14,459)

CASH AND CASH EQUIVALENTS, BEGINNING	63,409	58,410	72,869

CASH AND CASH EQUIVALENTS, ENDING	$55,714	$63,409	$58,410

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$3,744	$3,586	$4,468
Income taxes paid	2,591	2,983	213
Non-cash transactions:
Change in fair value of investment securities available for sale, net of tax	(132)	(319)	917
Transfer from loans to foreclosed real estate	1,418	590	1,197
Transfer from premises and equipment to assets held for sale	781	846	-

Acquisition:
Assets acquired (excluding goodwill)	-	9,975	277,083
Liabilities assumed	-	31,204	245,878
Other equity interests acquired	-	-	36,517
Purchase price	-	21,277	38,136
Goodwill recorded	-	-	6,931

See accompanying notes.

SELECT BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

SELECT BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The acquired loans are segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration based on such factors as past due status, nonaccrual status and credit risk ratings (“purchased credit-impaired loans”).

SELECT BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SELECT BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Decreases in expected cash flows of PCI loans after the acquisition date are recognized by recording an allowance for credit loss. For any significant increases in cash flows expected to be collected, the Company first adjusts any prior recorded allowance for loan and lease losses through a reversal of previously recognized allowance through provision expense, and then increases the amount of accretable yield to be recognized on a prospective basis over the pool’s remaining life. Management analyzes these acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or specific review by loan officers. Trends are reviewed in terms of traditional credit metrics such as accrual status, past due status, and weighted average risk grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool.

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment was carried at cost at December 31, 2016 and 2015. The Company continually monitors the financial strength of the FHLB and evaluates the investment for potential impairment. There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the Bank’s investment in FHLB stock.

Other Non-Marketable Securities

Other non-marketable securities are equity instruments that are reported at cost.

Foreclosed Real Estate

Real estate acquired through, or in lieu of, loan foreclosure is recorded at fair value, less the estimated cost to sell, at the date of foreclosure. After foreclosure, management periodically performs valuations of the property and adjusts the value down when the carrying value of the property exceeds the estimated net realizable value. Revenue and expenses from operations and changes in the valuation allowance are included in foreclosure-related expense.

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

SELECT BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Bank Owned Life Insurance

Bank Owned Life Insurance ("BOLI") is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefit proceeds received in excess of the policy's cash surrender value are recognized to income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At December 31, 2016 and 2015, the Company held no loans against its BOLI cash surrender values.

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

In September 2011, the FASB issued ASU 2011-08, which gives entities the option of first performing a qualitative assessment to test goodwill for impairment on a reporting-unit-by-reporting-unit basis. If, after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would perform the two-step goodwill impairment test described in the impairment test described above. However, if, after applying the qualitative assessment, the entity concludes that it is not more likely than not that the fair value is less than the carrying amount, the two-step goodwill impairment test is not required.

The Company performed the qualitative assessment as outlined in ASU 2011-08 in assessing the carrying value of goodwill related to its acquisitions as of October 5, 2016, its annual test date, and determined that it was unlikely that the fair value was less than the carrying amount and that no further testing or impairment charge was necessary. Should the Company’s future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the October 5, 2016 evaluation that caused the Company to perform an interim review of the carrying value of goodwill.

SELECT BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Segment Information

The Company follows the provisions of ASC 280, Segment Reporting, which specifies guidelines for determining an entity’s operating segments and the type and level of financial information to be disclosed. Based on these guidelines, management has determined that the Bank operates as a single business segment; the providing of general commercial and retail financial services to customers located in the Company’s market areas. The various products, as well as the methods used to distribute them, are those generally offered by community banks.

SELECT BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

	2016	2015	2014

Weighted average number of common shares used in computing basic net income per share	11,610,705	11,502,800	8,870,114

Effect of dilutive stock options	44,406	65,011	104,270

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	11,655,111	11,567,811	8,974,384

At December 31, 2016, 2015 and 2014, there were 88,000; 97,800 and 75,783 anti-dilutive options, respectively.

Recent Accounting Pronouncements

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In September 2015, the FASB issued Accounting Standard Update 2015-16. Simplifying the Accounting for Measurement Period Adjustments (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015. The Company adopted this guidance with no material effect on its financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments included in this Update are effective immediately and transition guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance with no material effect on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). the recognition of revenue from contracts with customers with the core principle being for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify guidance for identifying performance obligations and licensing implementation.

SELECT BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to clarify and improve the guidance for certain aspects of Topic 606. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

Years Ended December 31, 2016, 2015 and 2014

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

In January 2016, the FASB issued ASU 2016-01 amending the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.  For public business entities, the amendments in ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.   In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply.  The Company has reviewed its outstanding lease agreements and has centrally documented the terms of its leases.  The Company is currently evaluating the provisions of ASU 2016-02 in relation to its outstanding leases to determine the potential impact the new standard will have to the Company’s consolidated financial statements.

SELECT BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.   The Company has dedicated staff and resources in place evaluating the Company’s options including evaluating the appropriate model options and collecting and reviewing loan data for use in these models.  The Company is currently still assessing the impact that this new guidance will have on its consolidated financial statements.

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

Note C – Business Combinations

On December 11, 2015 the Company acquired two branches from Yadkin Bank. The assets and liabilities of these branches, as of the effective date of the acquisition, are recorded at their respective fair values. For the acquisition, the estimated fair values of assets acquired was approximately $10.0 million and liabilities assumed were $31.2 million based on the information that is available, and the Company believes this information provides a reasonable basis for determining fair values. Cash received from the transaction was $21.2 million.

On September 30, 2013, the Company executed a merger agreement with Legacy Select Bancorp, Inc. (“Select”), a bank holding company headquartered in Greenville, North Carolina, whose wholly-owned subsidiary, Select Bank & Trust Company, was a state-chartered commercial bank with approximately $277.1 million in assets as of the merger date, July 25, 2014. The merger expanded the Bank’s North Carolina presence with six branches in Greenville (two), Elizabeth City, Washington, Gibsonville and Burlington. In 2015, the Gibsonville branch was consolidated into the Burlington branch and in 2016 the 10th Street branch was combined with the Charles Boulevard branch in Greenville.

SELECT BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

Under the terms of the agreement, shareholders of Legacy Select common stock received 1.8264 shares of New Century common stock for each share of Select common stock, for a value of approximately $31.2 million in the aggregate, based on 2,418,347 shares of Legacy Select common stock outstanding and the $6.76 per share closing price of New Century common stock on July 25, 2014, valuing each share of Legacy Select common stock at $12.35.

Each share of Legacy Select’s issued and outstanding preferred stock was exchanged for one share of newly issued New Century preferred stock having terms substantially identical to Legacy Select’s preferred stock. As of December 31, 2015, all of the issued and outstanding shares of Legacy Select’s preferred stock were held by the Secretary of the United States Treasury and were issued in connection with Legacy Select’s participation in the Small Business Lending Fund. All outstanding shares of Legacy Select’s preferred stock were redeemed and cancelled in January 2016.

SELECT BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

Years Ended December 31, 2016, 2015 and 2014

Note C – Business Combinations (continued)

On July 25, 2014, 202,842 Legacy Select stock options were converted to 370,278 Company stock options. At December 31, 2016, 76,994 of these converted options were outstanding and exercisable with an average weighted remaining contractual life of approximately 3.56 years and an aggregate intrinsic value of $399,000. There were 3,652 forfeitures and 305,775 options were exercised since the merger related to Legacy Select stock options.

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

Merger-related expense in 2014 totaled $1.9 million. These costs were recorded as noninterest expense as incurred. Expenses for acquisition activities in 2015 relate to two branches purchased during the year. There were no merger or acquisition related expenses for the year ended December 31, 2016.

NOTE D - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale (“AFS”) investments, with gross unrealized gains and losses, follow:

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$14,086	$98	$(25)	$14,159
Mortgage-backed securities – GSE’s	32,082	382	(101)	32,363
Municipal bonds	15,527	209	(1)	15,735

	$61,695	$689	$(127)	$62,257

As of December 31, 2016, accumulated other comprehensive income included net unrealized gains totaling $562,000. Deferred tax liabilities resulting from these net unrealized gains totaled $204,000.

SELECT BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

NOTE D - INVESTMENT SECURITIES (Continued)

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

Securities with a carrying value of $34.3 million and $45.2 million at December 31, 2016 and 2015, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2016 and 2015.

	2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$2,748	$(13)	$1,651	$(12)	$4,399	$(25)
Mortgage-backed securities- GSE’s	8,778	(101)	-	-	8,778	(101)
Municipal bonds	110	(1)	-	-	110	(1)
Total temporarily impaired securities	$11,636	$(115)	$1,651	$(12)	$13,287	$(127)

At December 31, 2016, the Company had two AFS securities with an unrealized loss for twelve or more consecutive months. The two U.S. government agency GSE’s had unrealized losses for more than twelve months totaling $12,000 at December 31, 2016. Two U.S. government agency GSE’s, one municipal and eight mortgage-backed GSE’s had unrealized losses for less than twelve months totaling $115,000 at December 31, 2016. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities. The Company did not incur a loss on any securities sold during 2016.

SELECT BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

NOTE D - INVESTMENT SECURITIES (Continued)

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

Since none of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended December 31, 2016 and December 31, 2015. In 2016 the Company realized gains of $22,000 on proceeds of $624,000 related to the disposal of eleven securities, in 2015 the Company had gains of $332,000 on proceeds of $8.1 million related to the disposal of forty-three securities and in 2014 the Company incurred a loss of $46,000 on proceeds of $504,000 related to the disposal of one security.

SELECT BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

NOTE D - INVESTMENT SECURITIES (Continued)

The following table sets forth certain information regarding the amortized costs, carrying values and contractual maturities of the Company’s investment portfolio at December 31, 2016.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s
Due within one year	$2,011	$2,013
Due after one but within five years	5,999	6,016
Due after five but within ten years	4,174	4,226
Due after ten years	1,902	1,904
	14,086	14,159
Mortgage-backed securities – GSE’s
Due within one year	-	-
Due after one but within five years	29,291	29,564
Due after five but within ten years	2,791	2,799
Due after ten years	-	-
	32,082	32,363
Municipal bonds
Due within one year	1,724	1,734
Due after one but within five years	2,325	2,349
Due after five but within ten years	3,730	3,767
Due after ten years	7,748	7,885
	15,527	15,735
Total securities available for sale
Due within one year	3,735	3,747
Due after one but within five years	37,615	37,929
Due after five but within ten years	10,695	10,792
Due after ten years	9,650	9,789

	$61,695	$62,257

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

SELECT BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

NOTE E - LOANS

The following is a summary of loans at December 31, 2016 and 2015:

	2016		2015
		Percent		Percent
	Amount	of total	Amount	of total
	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$97,978	14.47%	$87,955	14.25%
Commercial real estate	281,723	41.60%	259,259	41.99%
Multi-family residential	56,119	8.29%	40,738	6.60%
Construction	100,911	14.90%	107,688	17.44%
Home equity lines of credit (“HELOC”)	41,158	6.08%	42,002	6.80%

Total real estate loans	577,889	85.34%	537,642	87.08%

Other loans:
Commercial and industrial	90,678	13.39%	73,491	11.90%
Loans to individuals	9,756	1.44%	7,207	1.17%
Overdrafts	71	0.01%	48	0.01%
Total other loans	100,505	14.84%	80,746	13.08%

Gross loans	678,394	618,388

Less deferred loan origination fees, net	(1,199)	(.18)%	(990)	(.16)%

Total loans	677,195	100.00%	617,398	100.00%

Allowance for loan losses	(8,411)		(7,021)

Total loans, net	$668,784		$610,377

Loans are primarily made in central and eastern North Carolina. Real estate loans can be affected by the condition of the local real estate market and can be affected by the local economic conditions.

At December 31, 2016, the Company had pre-approved but unused lines and letters of credit totaling $143.1 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

SELECT BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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
Years Ended December 31, 2016, 2015 and 2014

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

Loans to Individuals

Consumer loans are approved using Bank policies and procedures established to evaluate each credit request. All lending decisions and credit risks are clearly documented. Several factors are considered in making these decisions such as credit score, adjusted net worth, liquidity, debt ratio, disposable income, credit history, and loan-to-value of the collateral. This process, combined with the relatively smaller loan amounts, spreads the risk among many individual borrowers.

Overdrafts

Overdrafts on customer accounts are classified as loans for reporting purposes.

Related Parties

The Bank has loan transactions with its directors and executive officers in the regular course of business. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features. The following table represents loan transactions for directors and executive officers who held that position as of December 31, 2016 and 2015. A summary of related party loan transactions, is as follows:

	2016	2015
	(in thousands)
Balance at January 1	$7,127	$3,397
Exposure of directors/executive officers added		-
Borrowings	4,143	7,115
Directors/executive officers resigned or retired from board	-	(66)
Loan repayments	(736)	(3,319)

Balance at December 31	$10,534	$7,127

At December 31, 2016, there was $3.1 million of unused lines of credit outstanding to directors and executive officers of the Company and its subsidiaries.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE E - LOANS (Continued)

Non-Accrual and Past Due Loans

The following tables present as of December 31, 2016 and 2015 an age analysis of past due loans, segregated by class of loans:

	30+	Non-	Total
	Days	Accrual	Past		Total
2016	Past Due	Loans	Due	Current	Loans
	(dollars in thousands)

Total Loans
Commercial and industrial	$1,459	$73	$1,532	$89,146	$90,678
Construction	221	151	372	100,539	100,911
Multi-family residential	46	346	392	55,727	56,119
Commercial real estate	589	3,807	4,396	277,327	281,723
Loans to individuals & overdrafts	23	46	69	9,758	9,827
1-to-4 family residential	631	602	1,233	96,745	97,978
HELOC	24	780	804	40,354	41,158
Deferred loan (fees) cost, net	-	-	-	-	(1,199)
	$2,993	$5,805	$8,798	$669,596	$677,195

Loans- PCI
Commercial and industrial	$29	$73	$102	$117	$219
Construction	-	83	83	849	932
Multi-family residential	-	-	-	669	669
Commercial real estate	404	-	404	7,770	8,174
Loans to individuals & overdrafts	-	-	-	100	100
1-to-4 family residential	122	373	495	6,934	7,429
HELOC	-	-	-	197	197
	$555	$529	$1,084	$16,636	$17,720

Loans- excluding PCI

Commercial and industrial	$1,430	$-	$1,430	$89,029	$90,459
Construction	221	68	289	99,690	99,979
Multi-family residential	46	346	392	55,058	55,450
Commercial real estate	185	3,807	3,992	269,557	273,549
Loans to individuals & overdrafts	23	46	69	9,658	9,727
1-to-4 family residential	509	229	738	89,811	90,549
HELOC	24	780	804	40,157	40,961
Deferred loan (fees) cost, net	-	-	-	-	(1,199)
	$2,438	$5,276	$7,714	$652,960	$659,475

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE E - LOANS (Continued)

Non-Accrual and Past Due Loans

	30+	Non-	Total
	Days	Accrual	Past		Total
2015	Past Due	Loans	Due	Current	Loans
	(dollars in thousands)

Total Loans
Commercial and industrial	$455	$13	$468	$73,023	$73,491
Construction	-	523	523	107,165	107,688
Multi-family residential	44	431	475	40,263	40,738
Commercial real estate	1,214	3,711	4,925	254,334	259,259
Loans to individuals & overdrafts	14	4	18	7,237	7,255
1-to-4 family residential	650	1,594	2,244	85,711	87,955
HELOC	124	359	483	41,519	42,002
Deferred loan (fees) cost, net	-	-	-	-	(990)
	$2,501	$6,635	$9,136	$609,252	$617,398

Loans- PCI
Commercial and industrial	$-	$-	$-	$580	$580
Construction	-	-	-	1,070	1,070
Multi-family residential	-	-	-	689	689
Commercial real estate	424	-	424	9,955	10,379
Loans to individuals & overdrafts	-	-	-	115	115
1-to-4 family residential	133	142	275	7,808	8,083
HELOC	-	-	-	192	192
	$557	$142	$699	$20,409	$21,108

Loans- excluding PCI

Commercial and industrial	$455	$13	$468	$72,443	$72,911
Construction	-	523	523	106,095	106,618
Multi-family residential	44	431	475	39,574	40,049
Commercial real estate	790	3,711	4,501	244,379	248,880
Loans to individuals & overdrafts	14	4	18	7,122	7,140
1-to-4 family residential	517	1,452	1,969	77,903	79,872
HELOC	124	359	483	41,327	41,810
Deferred loan (fees) cost, net	-	-	-	-	(990)
	$1,944	$6,493	$8,437	$588,843	$596,290

There were three loans in the aggregate amount of $529,000 greater than 90 days past due and still accruing interest at December 31, 2016 and there was one loan in the amount of $142,000 greater than 90 days past due and still accruing interest at December 31, 2015.

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE E - LOANS (Continued)

Impaired Loans

The following tables present information on loans, excluding PCI loans and loans evaluated collectively as a homogenous group, that were considered to be impaired as of December 31, 2016 and December 31, 2015:

				December 31, 2016
		Contractual		Year to Date
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
2016:	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$46	$46	$-	$23	$4
Construction	231	318	-	423	9
Commercial real estate	4,364	5,983	-	4,685	205
Loans to individuals & overdrafts	1,139	1,144	-	622	69
Multi-family residential	346	365	-	387	19
HELOC	1,041	1,378	-	870	51
1-to-4 family residential	1,000	1,278	-	1,530	83

Subtotal:	8,167	10,512	-	8,540	440
With an allowance recorded:
Commercial and industrial	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	2,496	2,905	80	1,872	40
Loans to individuals & overdrafts	1	1	1	9	-
Multi-family Residential	-	-	-	-	-
HELOC	34	35	19	17	1
1-to-4 family residential	296	296	17	293	14
Subtotal:	2,827	3,237	117	2,191	55
Totals:
Commercial	7,483	9,617	80	7,390	277
Consumer	1,140	1,145	1	631	69
Residential	2,371	2,987	36	2,710	149

Grand Total:	$10,994	$13,749	$117	$10,731	$495

Impaired loans at December 31, 2016 were approximately $11.0 million and were comprised of $5.8 million in non-accrual loans and $5.2 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately $2.8 million of the $11.0 million in impaired loans at December 31, 2016 had specific allowances aggregating $117,000 while the remaining $8.2 million had no specific allowances recorded. Of the $8.2 million with no allowance recorded, partial charge-offs to date amounted to $2.3 million. $3.2 million of those loans had partial charge-offs recorded.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE E - LOANS (Continued)

Impaired Loans (Continued)

				December 31, 2015
		Contractual		Year to Date
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
2015:	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$105	$106	$-	$291	$11
Construction	615	764	-	957	18
Commercial real estate	5,006	7,229	-	3,830	246
Loans to individuals & overdrafts	-	-	-	-	-
Multi-family residential	-	-	-	-	-
HELOC	699	868	-	668	43
1-to-4 family residential	2,061	2,666	-	2,181	89

Subtotal:	8,486	11,633	-	7,927	407
With an allowance recorded:
Commercial and industrial	13	13	2	139	1
Construction	-	-	-	83	-
Commercial real estate	1,248	1,314	73	3,063	46
Loans to individuals & overdrafts	4	4	4	2	-
Multi-family Residential	-	-	-	-	-
HELOC	-	-	-	142	-
1-to-4 family residential	290	290	15	370	18
Subtotal:	1,555	1,621	94	3,799	65
Totals:
Commercial	6,987	9,426	75	8,363	322
Consumer	4	4	4	2	-
Residential	3,050	3,824	15	3,361	150

Grand Total:	$10,041	$13,254	$94	$11,726	$472

Impaired loans at December 31, 2015 were approximately $10.0 million and were comprised of $6.6 million in non-accrual loans and $3.1 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately $1.6 million of the $10.0 million in impaired loans at December 31, 2015 had specific allowances provided while the remaining $8.5 million had no specific allowances recorded. Of the $8.5 million with no allowance recorded, partial charge-offs to date amounted to $3.1 million.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE E - LOANS (Continued)

Troubled Debt Restructurings

The following tables present loans that were modified as troubled debt restructurings (“TDRs”) within the previous twelve months with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2016 and 2015:

	Twelve Months Ended December 31, 2016
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	loans	Investments	Investments
	(dollars in thousands)

Extended payment terms:
Commercial and industrial	6	1,326	1,194
Construction	1	139	66
Commercial real estate	1	923	911
Loans to individuals and overdrafts	-	-	-
1-to-4 family residential	2	126	126
HELOC	-	-	-

Total	10	$2,514	$2,297

As noted in the tables above, there were ten loans that were considered TDRs during the year ended December 31, 2016, for reasons due to extended terms. These loans were renewed at terms that vary from those that the Company would enter into for new loans of this type.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE E - LOANS (Continued)

Troubled Debt Restructurings (Continued)

Twelve Months Ended December 31, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	loans	Investments	Investments
(dollars in thousands)

Below market interest rate:
Commercial and industrial	-	$-	$-
Construction	-	-	-
Commercial real estate	-	-	-
Loans to individuals and overdrafts	-	-	-
1-to-4 family residential	1	51	3
HELOC	-	-	-
Total	1	51	3

Extended payment terms:
Commercial and industrial	-	-	-
Construction	-	-	-
Commercial real estate	-	-	-
Multi-family residential	1	431	431
Loans to individuals and overdrafts	-	-	-
1-to-4 family residential	-	-	-
HELOC	-	-	-
Total	1	431	431

Total	2	$482	$434

As noted in the tables above, there were two loans that were considered TDRs during the year ended December 31, 2015, for reasons due to below market interest rates or extended terms. These loans were renewed at terms that vary from those that the Company would enter into for new loans of this type.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE E - LOANS (Continued)

Troubled Debt Restructurings (Continued)

The following tables present loans that were modified as TDRs within the previous twelve months for which there was a payment default together with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2016 and 2015:

	Twelve months ended
	December 31, 2016
	Number	Recorded
	of loans	investment
	(dollars in thousands)

Extended payment terms:
Commercial and industrial	4	660
Construction	1	66
Commercial real estate	-
Loans to individuals and overdrafts		-
1-to-4 family residential	1	48
Multi-family residential	-	-
HELOC	-	-

Total	6	$774

Twelve months ended
December 31, 2015
	Number	Recorded
	of loans	investment
(dollars in thousands)
Extended payment terms:
Commercial and industrial	-	-
Construction	-	-
Commercial real estate	-
Loans to individuals and overdrafts	-	-
Multi-family residential	1	431
1-to-4 family residential	-	-
HELOC	-
Total	1	431

Total	1	$431

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE E - LOANS (Continued)

Troubled Debt Restructurings (Continued)

At December 31, 2016, the Company had thirty-seven loans with an aggregate balance of $6.0 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-two loans with a balance totaling $3.6 million were still accruing as of December 31, 2016. The remaining fourteen TDRs with a balance totaling $2.4 million were in non-accrual status. All TDRs are included in non-performing assets and impaired loans.

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE E - LOANS (Continued)

Credit Quality Indicators (Continued)

•	Risk Grade 5 (Acceptable With Care) - This grade is given to acceptable loans that show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss. Loans assigned this grade may demonstrate some or all of the following characteristics:

o	Additional exceptions to the Bank's policy requirements, product guidelines or underwriting standards that present a higher degree of risk to the Bank. Although the combination and/or severity of identified exceptions is greater, all exceptions have been properly mitigated by other factors.

o	Unproven, insufficient or marginal primary sources of repayment that appear sufficient to service the debt at this time. Repayment weaknesses may be due to minor operational issues, financial trends, or reliance on projected (not historic) performance.

o	Marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.

•	Risk Grade 6 (Watch List or Special Mention) – Loans in this category can have the following characteristics:

o	Loans with underwriting guideline tolerances and/or exceptions and with no mitigating factors.

o	Extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank's position at some future date. Potential weaknesses are the result of deviations from prudent lending practices.

o	Loans where adverse economic conditions that develop subsequent to the loan origination that do not jeopardize liquidation of the debt but do substantially increase the level of risk may also warrant this rating.

•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans consistently not meeting the repayment schedule should be downgraded to substandard. Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action.

•	Risk Grade 8 (Doubtful) - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.

•	Risk Grade 9 (Loss) - Loans classified as Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be affected in the future.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE E - LOANS (Continued)

Credit Quality Indicators (Continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of December 31, 2016 and 2015:

Total Loans:

December 31, 2016
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
	(dollars in thousands)

Superior	$435	$-	$-	$-
Very good	326	245	460	-
Good	13,632	4,506	36,501	12,139
Acceptable	35,720	12,922	152,608	29,873
Acceptable with care	37,351	82,771	81,231	13,467
Special mention	2,905	173	4,868	-
Substandard	309	294	6,055	640
Doubtful	-	-	-	-
Loss	-	-	-	-
	$90,678	$100,911	$281,723	$56,119

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$92,115	$39,554
Special mention	3,015	439
Substandard	2,848	1,165
	$97,978	$41,158

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$9,820
Non-pass	7
$9,827

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

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
$7,255

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE E - LOANS (Continued)

The process of determining the allowance for loan losses is driven by the risk grade system and the loss experience on non-risk graded homogeneous types of loans. The Bank’s allowance for loan losses is calculated and determined, at a minimum, each fiscal quarter end. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in the Bank’s market areas. For loans determined to be impaired, the impairment is based on discounted expected cash flows using the loan’s initial effective interest rate or the fair value of the collateral (less selling costs) for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations. Loans are charged off when in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. The Credit Management Committee of the Board of Directors has responsibility for oversight.

Management believes the allowance for loan losses of $8.4 million at December 31, 2016 is adequate to provide for inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE E - LOANS (Continued)

For PCI loans acquired from Legacy Select, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the merger and December 31, 2015 and 2016 were:

	December 31,	December 31,	July 25,
	2016	2015	2014
(Dollars in thousands)
Contractually required payments	$21,761	$25,341	$34,329
Nonaccretable difference	1,415	1,411	1,402
Cash flows expected to be collected	20,346	23,930	32,927
Accretable yield	2,626	2,822	4,360
Fair value	$17,720	$21,108	$28,567

The following table documents changes to the amount of the PCI accretable yield as of December 31, 2015 and 2016 (dollars in thousands):

	2016	2015
	(dollars in thousands)

Accretable yield, beginning of period	$2,822	$3,762
Accretion	(1,055)	(1,220)
Reclassification from nonaccretable difference	261	163
Other changes, net	598	117

Accretable yield, end of period	$2,626	$2,822

Allowance for Loan Losses

The allowance for loan losses is a reserve established through provisions for loan losses charged to income and represents management’s best estimate of loan losses inherent within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated losses and risk inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of reserves is designed to account for changes in credit quality as they occur. The provision for loan losses reflects loan quality trends, including the levels of, and trends related to, past due loans and economic conditions at the local and national levels. It also considers the quality and risk characteristics of the Company’s loan origination and servicing policies and practices.

Individual reserves are calculated according to ASC Section 310-10-35 against loans evaluated individually and deemed to most likely be impaired. Impaired loans include all loans in non-accrual status, all troubled debt restructures, all substandard loans that are deemed to be collateral dependent, and other loans that management determines require reserves.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE E - LOANS (Continued)

The Company’s allowance for loan losses model calculates historical loss rates using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool.

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
Years Ended December 31, 2016, 2015 and 2014

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

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE E - LOANS (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan segment for the twelve month periods ended December 31, 2016, 2015 and 2014, respectively (in thousands):

2016	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Loans – excluding PCI
Balance, beginning of period 01/01/2016	$922	$1,386	$3,005	$605	$564	$137	$393	$7,012
Provision for loan losses	449	(105)	481	(51)	217	250	235	1,476
Loans charged-off	(182)	(2)	(189)	(7)	(205)	(90)	-	(675)
Recoveries	22	22	151	299	35	20	-	549
Total	$1,211	$1,301	$3,448	$846	$611	$317	$628	$8,362

PCI Loans
Balance, beginning of period 01/01/2016	$-	$-	$-	$-	$9	$-	$-	$9
Provision for loan losses	37	-	-	-	3	-	-	40
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Total	$37	$-	$-	$-	$12	$-	$-	$49

Total Loans
Balance, beginning of period 01/01/2016	$922	$1,386	$3,005	$605	$573	$137	$393	$7,021
Provision for loan losses	486	(105)	481	(51)	220	250	235	1,516
Loans charged-off	(182)	(2)	(189)	(7)	(205)	(90)	-	(675)
Recoveries	22	22	151	299	35	20	-	549
Balance, end of period 12/31/2016	$1,248	$1,301	$3,448	$846	$623	$317	$628	$8,411

Ending Balance: individually evaluated for impairment	$-	$-	$80	$17	$19	$1	$-	$117
Ending Balance: collectively evaluated for impairment	$1,248	$1,301	$3,368	$829	$604	$316	$628	$8,294

Loans:
Ending Balance: collectively evaluated for impairment	$90,632	$100,680	$274,863	$96,682	$40,083	$8,687	$55,773	$667,400
Ending Balance: individually evaluated for impairment	$46	$231	$6,860	$1,296	$1,075	$1,140	$346	$10,994

Ending Balance	$90,678	$100,911	$281,723	$97,978	$41,158	$9,827	$56,119	$678,394

Also included in this table are $17.7 million of acquired loans with deteriorated credit quality.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE E - LOANS (Continued)

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

Also included in this table are $21.1 million of acquired loans with deteriorated credit quality.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

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

Also included in this table are $28.5 million of acquired loans with deteriorated credit quality.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE F– OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned (“OREO”) during the years ended December 31, 2016 and 2015 (dollars in thousands):

	December 31,	December 31,
	2016	2015
	(Dollars in thousands)

Beginning balance January 1	$1,401	$1,585
Sales	(2,062)	(635)
Write-downs and loss on sales	(158)	(139)
Transfers	1,418	590
Ending balance	$599	$1,401

At December 31, 2016 and December 31, 2015, the Company had $599,000 and $1.4 million, respectively, of foreclosed residential real estate property in OREO. The Company did not have any recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure at December 31, 2016 and 2015, respectively.

NOTE G - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2016 and 2015:

	2016	2015
	(dollars in thousands)

Land	$5,054	$5,520
Buildings	14,519	14,841
Furniture and equipment	5,846	5,249
Leasehold improvements	144	144
Construction in progress	-	-
	25,563	25,754
Less accumulated depreciation	7,632	6,676

Total	$17,931	$19,078

Depreciation amounting to approximately $1.1 million, $1.0 million, and $736,000 for the years ended December 31, 2016, 2015, and 2014, respectively, is included in occupancy and equipment expense, data processing and other outsourced services expense and other expenses.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE G - PREMISES AND EQUIPMENT (Continued)

The Company has operating leases for its corporate offices and branches that expire at various times through 2027. Future minimum lease payments under the leases for years subsequent to December 31, 2016 are as follows:

Total Lease Payments
(dollars in thousands)

2017	$338
2018	358
2019	369
2020	350
2021	341
Years thereafter	591

$2,347

During 2016, 2015, and 2014, payments under operating leases were approximately $370,000, $401,000, and $290,000, respectively. Lease expense was accounted for on a straight line basis. Rental income earned on office space leased to third parties was $182,000, $161,000 and $84,000 for 2016, 2015 and 2014, respectively. Future rental income is expected to be immaterial to the consolidated financial statements of the Company.

NOTE H – GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes the changes in carrying amounts of goodwill and other intangibles (core deposit intangibles) for the periods presented.

		Core Deposit Intangible
			Accumulated
	Goodwill	Gross	Amortization	Net
			(In thousands)
Balance at January 1, 2014	$-	$1,269	$(1,087)	$182
Goodwill and core deposit intangible resulting from merger	6,931	1,790	-	1,790
Amortization expense	-	-	(347)	(347)
Balance at December 31, 2014	6,931	3,059	(1,434)	1,625
Core deposit intangible resulting from branch acquisition	-	160	-	160
Amortization expense	-	-	(544)	(544)
Balance at December 31, 2015	6,931	3,219	(1,978)	1,241
Amortization expense	-	-	(431)	(431)

Balance at December 31, 2016	$6,931	$3,219	$(2,409)	$810

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE H – GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The value of acquired core deposit relationships was determined using the present value of the difference between a market participant's cost of obtaining alternative funds and the cost to maintain the acquired deposit base. The Company’s core deposit intangible is amortized using the effective yield method over six years. The gross amount of the core deposit intangible is $3.2 million with $2.4 million being amortized, leaving a remaining net balance of $810,000 as of December 31, 2016.

The table below summarizes the remaining core deposit intangible amortization (dollars in thousands):

2017	$339
2018	246
2019	154
2020	61
2021	9
Thereafter	1

$810

NOTE I – DEPOSITS

The scheduled maturities of time deposits at December 31, 2016 are as follows:

Total Time Deposits
(dollars in thousands)

2017	$246,828
2018	24,114
2019	9,040
2020	10,576
2021	12,935
Thereafter	-

$303,493

Time deposits with balances of $250,000 or more were $68.8 million and $61.6 million at December 31, 2016 and 2015, respectively.

NOTE J - REPURCHASE AGREEMENTS

We utilize securities sold under agreements to repurchase to facilitate the needs of our customers. Repurchase agreements are transactions whereby we offer to sell to a counterparty an undivided interest in an eligible security at an agreed upon purchase price, and which obligates the Company to repurchase the security on an agreed upon date at an agreed upon repurchase price plus interest at an agreed upon rate. Securities sold under agreements to repurchase are recorded at the amount of cash received in connection with the transaction and are reflected as short-term borrowings.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE J - REPURCHASE AGREEMENTS (Continued)

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements totaled $12.0 million and $12.1 million at December 31, 2016 and 2015, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in short-term borrowings as of December 31, 2016 and 2015 is presented in the following tables.

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Government agencies-GSE’s	$5,568	$-	$-	$-	$5,568
Mortgage-backed Securities-GSE’s	6,496 8	-	-	-	6,496
Total borrowings	$12,064	$-	$-	$-	$12,064
Gross amount of recognized liabilities for repurchase agreements					$12,003

	December 31, 2015

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30	30-90	Greater than
(Dollars in thousands)	continuous	Days	Days	90 Days	Total
Repurchase
agreements
U.S. Government agencies-GSE’s	$4,206	$-	$-	$-	$4,206
Mortgage-backed Securities-GSE’s	7,943	-	-	-	7,943
Total borrowings	$12,149	$-	$-	$-	$12,149
Gross amount of recognized liabilities for repurchase agreements					$12,146

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE K – SHORT-TERM AND LONG-TERM DEBT

At December 31, 2016, the Company had $37.1 million in short-term debt and $23.0 million in long-term debt. Short-term debt consisted of $25.1 million in Federal Home Loan Bank advances and $12.0 million in repurchase agreements. Long-term debt consisted of $12.4 million in junior subordinated debentures and $10.6 million in Federal Home Loan Bank advances. The Federal Home Loan Bank advances are collateralized by $93.5 million of loans as of December 31, 2016.

At December 31, 2015, the Company had $29.7 million in short-term debt and $28.7 million in long-term debt. Short-term debt included of $12.4 million in Federal Home Loan Bank advances. Long-term debt consisted of $12.4 million in junior subordinated debentures and $20.7 million in Federal Home Loan Bank advances. The Federal Home Loan Bank advances are collateralized by $78.6 million of loans.

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

	2016	2015
	(Dollars in thousands)

Balance at December 31	$12,003	$12,149
Weighted average interest rate at December 31	0.32%	0.34%
Maximum amount outstanding at any month-end during the year	$12,003	$13,405
Average daily balance outstanding during the year	$9,973	$13,337
Average annual interest rate paid during the year	0.30%	0.31%

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE K – SHORT-TERM AND LONG-TERM DEBT (Continued)

At December 31, 2016, the Company had $35.7 million in advances from the Federal Home Loan Bank of Atlanta and no borrowings from the Federal Reserve Bank discount window. The advances include a premium on borrowings acquired of $87,000. Advances consisted of the following at December 31, 2016:

Date	Amount	Rate	Maturity
	(dollars in thousands)
Advance type:
Fixed rate credit	$15,000	0.63%	1/27/2017
Fixed rate credit	5,000	0.61%	1/30/2017
Convertible	5,087	4.63%	6/28/2017
Fixed rate credit	10,000	1.38%	7/30/2018
Principal Reducing	667	1.09%	8/13/2018

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

The Company pays interest on the junior subordinated debentures at an annual rate, reset quarterly, equal to 3 month LIBOR plus 2.15%. The debentures are redeemable on September 20, 2009 or afterwards in whole or in part, on any March 20, June 20, September 20 or December 20. Redemption is mandatory at September 20, 2034. The Company has fully and unconditionally guaranteed repayment of the trust-preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2016.

Lines of credit amounted to $174.5 million with various correspondent banks with $35.7 million outstanding and $138.8 million available. Some of the lines of credit are secured and others unsecured with a variety of rates and terms.

NOTE L - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
	(dollars in thousands)
Current tax provision:
Federal	$2,998	$2,094	$1,067
State	498	354	240
Total current tax provision	3,496	2,448	1,307

Deferred tax provision:
Federal	52	752	123
State	99	218	7
Total deferred tax provision	151	970	130

Net income tax provision	$3,647	$3,418	$1,437

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE L - INCOME TAXES (Continued)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2016	2015	2014
	(dollars in thousands)

Income tax at federal statutory rate	$3,536	$3,390	$1,290
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	394	377	164
Tax-exempt interest income	(151)	(172)	(116)
Income from life insurance	(201)	(213)	(92)
Incentive stock option expense	24	13	18
Merger expenses	-	-	151
Other permanent differences	45	23	22

Provision for income taxes	$3,647	$3,418	$1,437

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2016 and 2015 are as follows:

	2016	2015
	(dollars in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$3,026	$2,572
Deferred compensation	294	305
Supplemental executive retirement plan	17	58
Acquisition accounting	986	1,624
Core deposit intangible	165	61
Write-downs on foreclosed real estate	53	92
Other	184	157
Total deferred tax assets	4,725	4,869
Deferred tax liabilities relating to:
Premises and equipment	(1,287)	(1,285)
Deferred loan fees/costs	(70)	(57)
Unrealized gains on available-for-sale securities	(204)	(292)
Other	(32)	(39)
Total deferred tax liabilities	(1,593)	(1,673)

Net recorded deferred tax asset, included in other assets	$3,132	$3,196

The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013. As of December 31, 2016 and 2015, the Company has no uncertain tax positions.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE L - INCOME TAXES (Continued)

Deferred Tax Asset

The Company’s net deferred tax asset was $3.2 million and $3.2 million at December 31, 2016 and 2015. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of December 31, 2016, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations or other factors could impact the realization of the deferred tax asset in the future.

NOTE M – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the years ended December 31, 2016 and 2015.

	Year Ended
	December 31,
	2016	2015
	(In thousands)

Beginning balance	$490	$809

Unrealized (gain) loss on investment securities available for sale	(185)	(176)
Tax effect	67	65
Other comprehensive income (loss) before reclassification	(118)	(111)

Amounts reclassified from accumulated comprehensive income:
Realized (gain) loss on investment securities included in net income	(22)	(332)
Tax effect	8	124
Total reclassifications net of tax	(14)	(208)

Net current period other comprehensive income (loss)	(132)	(319)

Ending balance	$358	$490

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE N - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2016, that the Company meets all capital adequacy requirements to which it is subject. The Company’s significant assets are its investments in Select Bank & Trust Company and New Century Statutory Trust I.

Regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank. The North Carolina Commissioner of Banks and the FDIC are also authorized to prohibit the payment of dividends under certain other circumstances.

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions and holding companies became subject to the Basel III capital requirements beginning on January 1, 2015. A new part of the capital ratios profile is the Common Equity Tier 1 risk-based ratio which does not include limited life components such as trust preferred securities and Small Business Lending Fund (“SBLF”) preferred stock. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).

As the following tables indicate, at December 31, 2016 and 2015, the Company and its Bank subsidiary both exceeded minimum regulatory capital requirements as specified below.

			Minimum for capital
	Actual		adequacy purposes
The Company:	Amount	Ratio	Amount	Ratio
December 31, 2016:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$116,909	15.12%	$61,876	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	108,498	14.03%	46,407	6.00%
Common Equity Tier 1 (to Risk-Weighted Assets)	96,498	12.48%	34,805	4.50%
Tier 1 Capital (to Average Assets)	108,498	12.99%	33,422	4.00%

			Minimum for capital
	Actual		adequacy purposes
The Company:	Amount	Ratio	Amount	Ratio
December 31, 2015:		(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$115,805	16.01%	$57,852	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	108,784	15.04%	43,389	6.00%
Common Equity Tier 1 (to Risk-Weighted Assets)	89,139	12.33%	32,542	4.50%
Tier 1 Capital (to Average Assets)	108,784	13.81%	31,505	4.00%

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE N - REGULATORY MATTERS (Continued)

Select Bank & Trust Company’s actual capital amounts and ratios are presented in the table below as of December 31, 2016 and 2015:

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016:			(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$112,375	14.53%	$61,876	8.00%	77,346	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	103,964	13.44%	46,407	6.00%	61,876	8.00%
Common equity Tier 1 (to Risk-Weight Assets)	103,964	13.44%	34,806	4.50%	50,275	6.50%
Tier 1 Capital (to Average Assets)	103,964	12.44%	33,422	4.00%	41,777	5.00%

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015:			(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$111,773	15.47%	$57,809	8.00%	72,261	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	104,752	14.50%	43,357	6.00%	57,809	8.00%
Common equity Tier 1 (to Risk-Weight Assets)	104,752	14.50%	32,517	4.50%	46,970	6.50%
Tier 1 Capital (to Average Assets)	104,752	13.31%	31,483	4.00%	39,354	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of December 31, 2016.

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
Years Ended December 31, 2016, 2015 and 2014

NOTE O - OFF-BALANCE SHEET RISK (Continued)

The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2016 is as follows:

Financial instruments whose contract amounts represent credit risk:	(In thousands)
Undisbursed commitments	$141,176
Letters of credit	1,969

The Company has legally binding delayed equity commitments to private investment funds. These commitments are not expected to be called, and therefore, are not reflected in the financial statements. The amount of these commitments at December 31, 2016 and 2015 was $200,000.

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
Years Ended December 31, 2016, 2015 and 2014

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies – GSE’s, mortgage-backed securities issued by GSE’s and municipal bonds. Securities classified as Level 3 include asset-backed securities in less liquid markets. Valuation techniques are consistent with methodologies used in prior periods.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 (dollars in thousands):

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
December 31, 2016	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

U.S. government agencies – GSE's	$14,159	$-	$14,159	$-
Mortgage-backed securities - GSE’s	32,363	-	32,363	-
Municipal bonds	15,735	-	15,735	-

Total	$62,257	$-	$62,257	$-

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE P – FAIR VALUE MEASUREMENTS (Continued)

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
December 31, 2015	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

U.S. government agencies – GSE's	$21,226	$-	$21,226	$-
Mortgage-backed securities - GSE’s	39,536	-	39,536	-
Municipal bonds	19,947	-	19,947	-

Total	$80,709	$-	$80,709	$-

Loans

The following are descriptions of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve in the allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2016, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. There were no transfers between levels from prior reporting periods. Valuation techniques are consistent with prior periods.

The significant unobservable input used in the fair value measurement of the Company’s impaired loans range between 6 - 61% and 4-50% discount from appraisals for expected liquidation and sales costs at December 31, 2016 and 2015, respectively.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the lower of cost or net realizable value, less the estimated costs to sell, at the date of foreclosure. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market adjusted for certain discounts. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. Valuation techniques are consistent with prior periods.

The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate range between 6 – 10% and 6 – 10% discount from appraisals for expected liquidation and sales costs at December 31, 2016 and 2015, respectively.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE P – FAIR VALUE MEASUREMENTS (Continued)

Assets held for sale

During 2015, a branch facility was taken out of service as part of the Company’s branch restructuring plan and reclassified as held for sale. The property is recorded at the remaining book balance of the asset or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. The significant unobservable input used is the discount applied to appraised values to account for expected liquidation and selling costs ranged between 1% and 25 % at December 31, 2016. There have been no changes in the valuation techniques.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of December 31, 2016 and December 31, 2015 (dollars in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
Asset Category		for Identical	Observable	Unobservable
December 31, 2016	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Impaired loans	$5,805	$-	$-	$5,805

Assets held for sale	846	-	-	846

Foreclosed real estate	599	-	-	599

Total	$7,250	$-	$-	$7,250

		Quoted Prices in	Significant
		Active Markets	Other	Significant
Asset Category		for Identical	Observable	Unobservable
December 31, 2015	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Impaired loans	$6,635	$-	$-	$6,635

Assets held for sale	846	-	-	846

Foreclosed real estate	1,401	-	-	1,401

Total	$8,882	$-	$-	$8,882

As of December 31, 2016, the Bank identified $11.0 million in impaired loans, of which $11.0 million were carried at fair value on a non-recurring basis which included $2.8 million in loans that required a specific reserve of $117,000, and an additional $88,000 in other loans without specific reserves that had charge-offs. As of December 31, 2015, the Bank identified $10.0 million in impaired loans, of which $10.0 million were carried at fair value on a non-recurring basis which included $1.6 million in loans that required a specific reserve of $94,000, and an additional $1.6 million in other loans without specific reserves that had charge-offs.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

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

The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 2016 and 2015:

	December 31, 2016
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets:
Cash and due from banks	$14,372	$14,372	$14,372	$-	$-
Certificates of deposits	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	40,342	40,342	40,342	-	-
Investment securities available for sale	62,257	62,257	-	62,257	-
Loans, net	668,784	671,208	-	-	671,208
Accrued interest receivable	2,768	2,768	-	-	2,768
Stock in the FHLB	2,251	2,251	-	-	2,251
Other non-marketable securities	703	703	-	-	703
Assets held for sale	846	846	-	-	846

Financial liabilities:
Deposits	$679,661	$678,328	$-	$678,328	$-
Short-term debt	37,090	37,177	-	37,177	-
Long-term debt	23,039	17,649	-	17,649	-
Accrued interest payable	221	221	-	221	-

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE P – FAIR VALUE MEASUREMENTS (Continued)

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

Investment Securities Available for Sale

Fair value for investment securities available for sale equals the quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Stock in Federal Home Loan Bank of Atlanta

The fair value for FHLB stock approximates carrying value, based on the redemption provisions of the Federal Home Loan Bank stock.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

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

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Plan

The Company has a 401(k) Plan and substantially all employees participate in the plan. The Company matches 100% of the first 6% of an employee’s compensation contributed to the plan. Expenses attributable to the plan amounted to $382,000, $365,000, and $318,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Employment Agreements

The Company has entered into employment agreements with five executive officers to promote a stable and competent management base. These agreements provide for benefits as specified in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officer’s right to

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

receive certain vested rights, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will generally be bound by the terms of those contracts.

Supplemental Executive Retirement Plans

The Company implemented a nonqualified supplemental executive retirement plan for the former Chief Executive Officer during 2003. Benefits accrued and vested during the period of employment, and will be paid in monthly benefit payments over the officer’s life after retirement. Provisions of $22,000, $130,000, and $15,000 were expensed for future benefits to be provided under this plan during 2016, 2015 and 2014, respectively. In conjunction with the implementation of this plan, the Company has purchased life insurance on certain key officers to help offset plan accruals. The life insurance policies provide the payment of a death benefit in the event an insured officer dies prior to attainment of retirement age. The total liability under this plan at December 31, 2016 and 2015 was $306,000 and $345,000, respectively.

As part of the acquisition of Progressive State Bank (“Progressive”), the Company assumed a liability for the supplemental early retirement plan for Progressive’s Chief Executive Officer. Provisions of $17,000, $18,000, and $18,000 and were expensed in 2016, 2015 and 2014, resulting in a total liability of $326,000 and $345,000 as of December 31, 2016 and 2015, respectively. Corresponding to this liability, Progressive had purchased a life insurance policy on a key officer to help offset the expense associated with future benefit payments. This policy was acquired by the Company upon its acquisition of Progressive.

Directors Deferred Compensation

The Company has instituted a Directors’ Deferral Plan (“Deferral Plan”) whereby individual directors may elect annually to defer receipt of all or a designated portion of their directors’ fees for the coming year. Amounts so deferred are used to purchase shares of the Company’s common stock on the open market by the administrator of the Deferral Plan or to issue shares from the Company’s authorized but unissued shares, with such deferred compensation disbursed in the future as specified by the director at the time of his or her deferral election. All deferral amounts and matching contributions, if any, are paid into a rabbi trust with a separate account for each participant under the plan. Net compensation and other expenses attributable to this plan for the years ended December 31, 2016, 2015 and 2014 were $201,000, $18,000, and $145,000, respectively. The Directors’ Deferral Plan was amended and restated on September 22, 2015 to ensure compliance with applicable regulations and to provide that the eventual payment of compensation deferred under the plan may be made only in the form of the Registrant’s common stock. A liability of $2.3 million and $2.1 million related to this plan is included in shareholders’ equity for December 31, 2016 and 2015, respectively.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans

The Company has shareholder approved stock option plans under which options are granted to directors and employees of the Company and its subsidiary.

•	On May 11, 2010, the shareholders of the Company approved the implementation of the New Century Bancorp, Inc. 2010 Omnibus Stock Ownership and Long-Term Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights. Officers and other full-time employees of the Company and the Bank, including executive officers and directors, are eligible to receive awards under the Omnibus Plan. Grants under the New Century Bancorp, Inc. 2010 Omnibus Stock Ownership and Long-Term Incentive Plan (the “Omnibus Plan”) to directors are immediately vested and grants to employees are vested over a five-year period. However, no projections have been made as to specific award terms or recipients. There were 36,000 and 40,000 incentive stock options granted in 2016 and 2015, respectively.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

In 2014 the Company did not grant any stock options. For years when stock options were granted the estimated weighted average fair market value of each option awarded, using the Black-Scholes option pricing model, together with the assumptions used in estimating those weighted average fair values, are displayed below:

	2016	2015	2014

Estimated fair value of options granted	$4.17	$3.74	$-

Assumptions in estimating average option values:
Risk-free interest rate	1.59%	1.87%	-%
Dividend yield	-%	-%	-%
Volatility	46.09%	48.13%	-%
Expected life (in years)	8.00	8.00	-

A summary of the Company’s option plans as of and for the year ended December 31, 2016 is as follows:

		Outstanding Options		Exercisable Options
	Shares		Weighted		Weighted
	Available		Average		Average
	for Future	Number	Exercise	Number	Exercise
	Grants	Outstanding	Price	Outstanding	Price

At December 31, 2015	831,102	266,436	$7.04	218,720	$7.11

Options authorized	-	-	-	-	-
Options acquired	-	-	-	-	-
Options granted/vested	(36,000)	36,000	8.05	12,800	3.39
Options exercised	62,402	(62,402)	4.51	(62,402)	4.51
Options expired	16,221	(34,800)	16.22	(34,800)	16.22
Options forfeited	4,252	(4,252)	4.81	(4,252)	$4.81

At December 31, 2016	877,977	200,982	$6.46	130,066	$5.92

The aggregate intrinsic value of options outstanding as of December 31, 2016 and 2015 was $724,000 and $558,000, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2016 and 2015 was $554,000 and $493,000, respectively. The unrecognized compensation expense for outstanding options at December 31, 2016, 2015, and 2014 was $279,000, $29,000, and $30,000, respectively. As of December 31, 2016, this cost is expected to be recognized over a weighted average period of 1.83 years.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

The weighted average remaining life of options outstanding and options exercisable as of December 31, 2016 was 5.25 years and 3.45 years, respectively. The weighted average remaining life of options outstanding and options exercisable as of December 31, 2015 was 4.33 years and 3.30 years, respectively. Information regarding the stock options outstanding at December 31, 2016 is summarized below:

	Number	Number
	of options	of options
Range of Exercise Prices	outstanding	exercisable

$2.25 - $7.07	144,982	110,066
$7.08 - $10.69	46,000	10,000
$10.70 - $16.22	10,000	10,000

Outstanding at end of year	200,982	130,066

A summary of the status of the Company’s non-vested options as of December 31, 2016 and changes during the year ended December 31, 2016, is presented below:

		Weighted-Average
		Grant Date
Non-vested Options	Options	Fair Value

Non-vested at December 31, 2015	47,715	$3.62
Granted	36,000	4.17
Vested	(12,800)	3.39
Expired	-	-
Forfeited	-	-
Non-vested at December 31, 2016	70,915	3.94

For the years ended December 31, 2016, 2015 and 2014, the intrinsic value of options exercised was $333,000, $836,000 and $81,000, respectively. For the years ended December 31, 2016, 2015 and 2014, the grant-date fair value of options vested was $43,000, $17,000, and $21,000, respectively. In addition, vested stock options acquired in the Legacy Select merger had a fair value of $634,000. For the year ended December 31, 2016 and 2015, $527,000 and $821,000 in cash and tax benefits were recognized from stock option exercises, respectively.

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE R - PARENT COMPANY FINANCIAL DATA

Following are the condensed balance sheets of Select Bancorp as of and for the years ended December 31, 2016 and 2015 and the related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2016:

Condensed Balance Sheets

December 31, 2016 and 2015

(dollars in thousands)

	2016	2015
Assets
Cash balances with Select Bank & Trust	$314	$126
Investment in Select Bank & Trust	111,739	112,670
Investment in New Century Statutory Trust I	551	540
Other assets	4,239	3,931
Total Assets	$116,843	$117,267

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Accrued interest and other liabilities	198	193
Total Liabilities	12,570	12,565

Shareholders’ equity:
Preferred stock	-	7,645
Common stock	11,645	11,583
Additional paid-in capital	69,597	69,061
Retained earnings	22,673	15,923
Common stock issued to deferred compensation trust	(2,340)	(2,139)
Directors’ Deferred Compensation Plan Rabbi Trust	2,340	2,139
Accumulated other comprehensive income	358	490
Total Shareholders’ Equity	104,273	104,702

Total Liabilities and Shareholders’ Equity	$116,843	$117,267

Condensed Statements of Operations

Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands)

	2016	2015	2014

Equity in earnings of subsidiaries	$(788)	$6,836	$2,715
Dividends from subsidiaries	8,195	257	-
Operating expense	(793)	(814)	(526)
Income tax benefit	140	274	168

Net income	$6,754	$6,553	$2,357

SELECT BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

NOTE R - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands)

	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,754	$6,553	$2,357
Equity in undistributed income of subsidiaries	788	(6,836)	(2,715)
Stock based compensation	71	39	91
Net change in other assets	(308)	(3,375)	(272)
Net change in other liabilities	5	11	25
Net cash provided by operating activities	7,310	(3,608)	(514)

CASH FLOW FROM INVESTING ACTIVITIES
Cash received from acquisition	-	-	2,056
Redemption of preferred stock	(7,645)	-	-
Net cash used in investing activities	(7,645)	-	2,056

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	527	821	218
Dividends	(4)	(77)	(38)

Net cash provided by financing activities	523	744	180

Net increase (decrease) in cash and cash equivalents	188	(2,864)	1,722

Cash and cash equivalents at beginning of year	126	2,990	1,268

Cash and cash equivalents, end of year	$314	$126	$2,990

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
Years Ended December 31, 2016, 2015 and 2014

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

On August 9, 2011, Legacy Select Bancorp issued 7,645 shares of Series A stock for $7.645 million to the U.S. Treasury as a condition to its participation in the U.S. Treasury’s Small Business Lending Fund (SBLF) program. The Select Bancorp Series A stock is non-voting, other than having class voting rights on certain matters. The Select Bancorp Series A stock paid dividends quarterly. During the first nine quarters following the date of the initial investment, the quarterly dividend rate fluctuates between an annualized rate of 1% to 5% based on changes in the level of qualified small business lending of Select Bank. The current annualized dividend rate on the Select Bancorp Series A stock is 1%. The dividend rate on the Series A stock will be fixed at a rate between 1% to 7% for the period covering the 10th quarter through the date that is 4.5 years following the date of the initial investment. This fixed dividend rate is based on Select Bank’s qualified small business lending. Following the 4.5-year anniversary of the initial investment, the dividend rate on the Series A stock is increased to 9% per annum. The U.S. Treasury was the sole holder of the Select Bancorp Series A stock.

The shares of Series A stock are redeemable at the option of Select Bancorp, upon receipt of any required regulatory approvals. All outstanding shares of the Series A stock were redeemed on January 20, 2016.

NOTE U – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events through the date and time the financial statements were issued and has determined there are no reportable subsequent events.

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

Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting as of December 31, 2016, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−Integrated Framework (2013) (the “2013 Framework”).

Based on this assessment, Management has concluded that that the Company’s internal control over financial reporting as of December 31, 2016 was effective based on those criteria.

In May of 2013, COSO released an updated version of its Internal Control—Integrated Framework (the “2013 Framework”). The 2013 Framework is intended to address changes in the business, operating, and regulatory environment that have occurred since COSO issued the 1992 Framework. COSO considers the 1992 Framework to have been superseded by the 2013 Framework after December 15, 2016. As noted above, Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2016 was based on the 2013 Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Date: March 14, 2017	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: March 14, 2017	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the fourth quarter of 2016. Management has concluded that there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2016 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

Part III

Item 10 – Directors, Executive Officers AND CORPORATE GOVERNANCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

The Registrant has adopted a code of ethics for its directors as well as a code of ethics specifically for its senior financial officers. Each of these policies is posted in the “Corporate Governance” section of the “Investor Relations” page of the Registrant’s website: www.selectbank.com.

Item 11 - Executive Compensation

Incorporated by reference to the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Equity Compensation Plan Information. In 2000, the shareholders of Select Bank & Trust approved the New Century Bank 2000 Nonqualified Stock Option Plan for Directors (the “2000 Nonqualified Plan”) and the New Century Bank 2000 Incentive Stock Option Plan (the “2000 Incentive Plan”). Both plans were adopted by the Registrant upon its organization as the holding company for New Century Bank on September 19, 2003. At the 2004 Annual Meeting of Shareholders, the shareholders approved amendments to the 2000 Nonqualified Plan and the 2000 Incentive Plan and also approved the New Century Bancorp, Inc. 2004 Incentive Stock Option Plan. The maximum number of shares reserved for issuance upon the exercise of outstanding options granted under the 2000 Nonqualified Plan is 478,627 (adjusted for stock dividends). The maximum number of shares reserved for issuance upon the exercise of outstanding options granted under the 2000 Incentive Plan is 278,102 (adjusted for stock dividends). The maximum number of shares reserved for issuance upon exercise of outstanding options granted under the 2004 Incentive Plan is 75,600. Option prices for each of the plans are established at market value at the time of grant.

On May 11, 2010, the shareholders of the Company approved the implementation of the New Century Bancorp, Inc. 2010 Omnibus Stock Ownership and Long-Term Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights. Officers and other full-time employees of the Company and the Bank, including executive officers and directors, are eligible to receive awards under the Omnibus Plan. The maximum number of shares reserved for issuance in connection with equity awards granted under the Omnibus Plan is 250,000 (adjusted for stock dividends).

The following chart contains details of the grants:

Number of securities
remaining available
		Weighted-average	for future issuance
	Number of securities	exercise price of	under equity
	to be issued upon	outstanding	compensation plans
	exercise of	options,	(excluding securities
Plan Category	outstanding options,	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	200,982	$6.46	877,977
Equity compensation plans not approved by security holders	none	n/a	none

Total	200,982	$6.46	877,977

Item 13 - Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

PART IV

Item 15 – Exhibits, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial statements required to be filed by Item 8 of this Form:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the years ended
December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

Exhibits

3(i)	Articles of Incorporation of Registrant(1)

3(ii)	Articles of Amendment of Registrant(6)

3(iii)	Articles of Amendment of Registrant(8)

3(iv)	Bylaws of Registrant(1)

4	Form of Stock Certificate(1)

10(i)	2000 Incentive Stock Option Plan, a compensatory plan(2)

10(ii)	2000 Nonstatutory Stock Option Plan, a compensatory plan(2)

10(iii)	Employment Agreement of William L. Hedgepeth II, a management contract(3)

10(iv)	2004 Incentive Stock Option Plan, a compensatory plan(2)

10(v)	Directors’ Deferral Plan, as amended and restated(4)

10(vi)	2010 Omnibus Stock Ownership and Long-Term Incentive Plan(5)

10(vii)	Employment Agreement of D. Richard Tobin, Jr., a management contract(7)

10(viii)	Employment Agreement of Gary J. Brock, a management contract(8)

10(ix)	Employment Agreement of Lynn H. Johnson, a management contract(9)

10(x)	Employment Agreement of Mark A. Jeffries, a management contract(9)

10(xi)	Small Business Lending Fund – Securities Purchase Agreement dated August 9, 2011(8)

21	Subsidiaries (Filed herewith)

23	Consent of Dixon Hughes Goodman LLP (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

101	The following financial information formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. (Filed herewith)

1.	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

2.	Incorporated by reference from Registrant's Registration Statement on Form S-8 (Registration No. 333-117476), filed with the Securities and Exchange Commission on July 19, 2004.

3.	Incorporated by reference from Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008.

4.	Incorporated by reference from Registrant’s Current Report on 8-K, filed with the Securities and Exchange Commission on November 22, 2011.

5.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2010.

6.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 26, 2011.

7.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2013.

8.	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014.

9.	Incorporated by reference from Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.
Registrant

	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth, II
Date: March 14, 2017		President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William L. Hedgepeth, II	March 14, 2017
William L. Hedgepeth, II., President,
Chief Executive Officer and Director

/s/ Mark A. Jeffries	March 14, 2017
Mark A. Jeffries, Executive Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ J. Gary Ciccone	March 14, 2017
J. Gary Ciccone, Director

/s/ John W. McCauley	March 14, 2017
John W. McCauley, Director

/s/ Oscar N. Harris	March 14, 2017
Oscar N. Harris, Director

/s/ James H. Glen, Jr.	March 14, 2017
James H. Glen, Jr. Director

/s/ Gerald W. Hayes, Jr.	March 14, 2017
Gerald W. Hayes, Jr., Director

/s/ Alicia S Hawk	March 14, 2017
Alicia S. Hawk, Director

/s/ Ronald V. Jackson	March 14, 2017
Ronald V. Jackson, Director

/s/ V. Parker Overton	March 14, 2017
V. Parker Overton, Director

/s/ Carlie C, McLamb, Jr.	March 14, 2017
Carlie C. McLamb Jr., Director

/s/ K. Clark Stallings	March 14, 2017
K. Clark Stallings, Director

/s/ Anthony E. Rand	March 14, 2017
Anthony E. Rand, Director

/s/ Sharon L. Raynor
Sharon L. Raynor, Director	March 14, 2017

/s/ W. Lyndo Tippett
W. Lyndo Tippett, Director	March 14, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit

3(i)	Articles of Incorporation	*

3(ii)	Articles of Amendment	*

3(iii)	Articles of Amendment of Registrant	*
3(iv)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	2000 Incentive Stock Option Plan	*

10(ii)	2000 Nonstatutory Stock Option Plan	*

10(iii)	Employment Agreement with William L. Hedgepeth II	*
10(iv)	2004 Incentive Stock Option Plan	*

10(v)	Directors’ Deferral Plan, as amended and restated	*

10(vi)	2010 Omnibus Stock Ownership and Long-Term Incentive Plan	*

10(vii)	Employment Agreement of D. Richard Tobin, Jr.	*

10(viii)	Employment Agreement of Gary J. Brock, a management contract	*
10(ix)	Employment Agreement of Lynn H. Johnson, a management contract	*

10(x)	Employment Agreement of Mark A. Jeffries, a management contract	*

10(xi)	Small Business Lending Fund – Securities Purchase Agreement dated August 9, 2011	*

21	Subsidiaries	Filed herewith

23	Consent of Dixon Hughes Goodman LLP	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

101	The following financial information formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text	Filed herewith

* Incorporated by reference