Form 10-Q
period 2017-03-31
SELECT BANCORP, INC.
filed 2017-05-10
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2017, the Registrant had outstanding 11,661,721 shares of Common Stock, $1.00 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

SELECT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31,
	(Unaudited)	2016*
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$13,619	$14,372
Interest-earning deposits in other banks	46,169	40,342
Certificates of deposit	1,000	1,000
Investment securities available for sale, at fair value	60,408	62,257
Loans	706,758	677,195
Allowance for loan losses	(8,022)	(8,411)

NET LOANS	698,736	668,784

Accrued interest receivable	2,524	2,768
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	2,147	2,251
Other non-marketable securities	703	703
Foreclosed real estate	883	599
Premises and equipment, net	17,703	17,931
Bank owned life insurance	22,324	22,183
Goodwill	6,931	6,931
Core deposit intangible (“CDI”)	716	810
Assets held for sale	846	846
Other assets	4,915	4,863

TOTAL ASSETS	$879,624	$846,640

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$167,316	$163,569
Savings	37,621	38,394
Money market and NOW	180,080	174,205
Time	328,121	303,493

TOTAL DEPOSITS	713,138	679,661

Short-term debt	33,306	37,090
Long-term debt	22,939	23,039
Accrued interest payable	212	221
Accrued expenses and other liabilities	3,467	2,356

TOTAL LIABILITIES	773,062	742,367
Shareholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, $1.00 par value, 25,000,000 shares authorized; 11,661,571 and 11,645,413 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	11,662	11,645
Additional paid-in capital	69,702	69,597
Retained earnings	24,788	22,673
Common stock issued to deferred compensation trust, at cost; 276,718 and 280,432 shares outstanding at March 31, 2017 and December 31, 2016, respectively	(2,300)	(2,340)
Directors’ Deferred Compensation Plan Rabbi Trust	2,300	2,340
Accumulated other comprehensive income	410	358

TOTAL SHAREHOLDERS’ EQUITY	106,562	104,273

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$879,624	$846,640

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except share
	and per share data)
INTEREST INCOME
Loans	$8,707	$7,965
Federal funds sold and interest-earning deposits in other banks	88	77
Investments	330	390

TOTAL INTEREST INCOME	9,125	8,432

INTEREST EXPENSE
Money market, NOW and savings deposits	103	99
Time deposits	759	661
Short-term debt	9	34
Long-term debt	176	133

TOTAL INTEREST EXPENSE	1,047	927

NET INTEREST INCOME	8,078	7,505

PROVISION FOR (RECOVERY OF) LOAN LOSSES	(194)	352

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,272	7,153

NON-INTEREST INCOME
Gain on the sale of securities	-	22
Service charges on deposit accounts	215	247
Other fees and income	515	597

TOTAL NON-INTEREST INCOME	730	866

NON-INTEREST EXPENSE
Personnel	3,414	3,202
Occupancy and equipment	572	574
Deposit insurance	72	126
Professional fees	320	235
CDI amortization	93	116
Information systems	504	509
Foreclosure-related expenses	16	39
Other	814	819

TOTAL NON-INTEREST EXPENSE	5,805	5,620

INCOME BEFORE INCOME TAX	3,197	2,399

INCOME TAXES	1,082	896

NET INCOME	2,115	1,503
DIVIDENDS ON PREFERRED STOCK	-	4

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,115	$1,499

NET INCOME PER COMMON SHAREHOLDERS
Basic	$0.18	$0.13
Diluted	$0.18	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,652,612	11,583,440
Diluted	11,714,336	11,626,609

See accompanying notes.

4

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)

Net income	$2,115	$1,503

Other comprehensive income (loss):
Unrealized gain on investment securities available for sale	82	761
Tax effect	(30)	(284)
	52	477

Reclassification adjustment for gain included in net income	-	(22)
Tax effect	-	8
	-	(14)

Total	52	463

Total comprehensive income	$2,167	$1,966

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

							Common
							Stock		Accumulated
							Issued		Other
					Additional		to Deferred		Compre-	Total
	Preferred Stock		Common Stock		paid-in	Retained	Compensation	Deferred	hensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Trust	Comp Plan	Income	Equity
Balance at December 31, 2015	7,645	$7,645	11,583,011	$11,583	$69,061	$15,923	$(2,139)	$2,139	$490	$104,702
Net income	-	-	-	-	-	1,503	-	-	-	1,503
Other comprehensive income, net	-	-	-	-	-	-	-	-	463	463
Preferred stock dividends paid	-	-	-	-	-	(4)	-	-	-	(4)
Preferred stock redemption	(7,645)	(7,645)	-	-	-	-	-	-	-	(7,645)
Stock option exercises	-	-	1,000	1	172	-	-	-	-	173
Stock based compensation	-	-	-	-	18	-	-	-	-	18
Directors’ equity incentive plan, net	-	-	-	-	-	-	(31)	31	-	-
Balance at March 31, 2016	-	$-	11,584,011	$11,584	$69,251	$17,422	$(2,170)	$2,170	$953	$99,210

Balance at December 31, 2016	-	$-	11,645,413	$11,645	$69,597	$22,673	$(2,340)	$2,340	$358	$104,273
Net income	-	-	-	-	-	2,115	-	-	-	2,115
Other comprehensive income, net	-	-	-	-	-	-	-	-	52	52
Stock option exercises	-	-	16,158	17	81	-	-	-	-	98
Stock based compensation	-	-	-	-	24	-	-	-	-	24
Directors’ equity incentive plan, net	-	-	-	-	-	-	40	(40)	-	-
Balance at March 31, 2017	-	$-	11,661,571	$11,662	$69,702	$24,788	$(2,300)	$2,300	$410	$106,562

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,115	$1,503
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(194)	352
Depreciation and amortization of premises and equipment	291	259
Amortization and accretion of investment securities	144	194
Amortization of deferred loan fees and costs	(150)	(114)
Amortization of core deposit intangible	93	116
Stock-based compensation	24	18
Accretion on acquired loans	(253)	(270)
Amortization of acquisition premium on time deposits	(90)	(203)
Net accretion of acquisition discount on borrowings	(44)	(77)
Increase in cash surrender value of bank owned life insurance	(141)	(148)
Net loss on sale and write-downs of foreclosed real estate	6	32
Gain on sale of premises and equipment	(8)	-
Net gain on investment security sales	-	(22)
Change in assets and liabilities:
Net change in accrued interest receivable	244	(58)
Net change in other assets	(81)	(9)
Net change in accrued expenses and other liabilities	1,102	978

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,058	2,551

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	104	(206)
Purchase of non-marketable security	-	(48)
Purchase of investment securities available for sale	(759)	(1,518)
Maturities of investment securities available for sale	965	1,777
Mortgage-backed securities pay-downs	1,581	3,293
Proceeds from sale of investment securities available for sale	-	602
Net change in loans outstanding	(29,799)	(12,236)
Proceeds from sale of foreclosed real estate	154	34
Purchases of premises and equipment	(55)	(160)

NET CASH USED BY INVESTING ACTIVITIES	(27,809)	(8,462)

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$33,567	$16,696
Proceeds from short-term debt	-	16,000
Repayments on short-term debt	(3,740)	(14,422)
Repayments on long-term debt	(100)	(100)
Preferred stock dividends paid	-	(4)
Redemption of preferred stock	-	(7,645)
Proceeds from stock option exercises	98	173

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,825	10,698

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,074	4,787

CASH AND CASH EQUIVALENTS, BEGINNING	55,714	63,409

CASH AND CASH EQUIVALENTS, ENDING	$60,788	$68,196

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,056	$907
Taxes	-	-

Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	52	463
Transfers from loans to foreclosed real estate	444	553

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2016 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2017. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the March 31, 2017 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At March 31, 2017 and 2016 there were 73,500 and 121,300 anti-dilutive options outstanding, respectively.

	Three Months Ended
	March 31,
	2017	2016
Weighted average shares used for basic net income per share	11,652,612	11,583,440

Effect of dilutive stock options	61,724	43,169
Weighted average shares used for diluted net income per share	11,714,336	11,626,609

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 addresses the recognition of revenue from contracts with customers with the core principle being for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify guidance for identifying performance obligations and licensing implementation.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting, to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, including the tax effect of forfeitures and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company has adopted these amendments to its financial statements during the first quarter of 2017 with a positive impact to net earnings as recording of any excess tax benefit of $4,000 is through the income statement rather than additional paid in capital.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.   The Company has dedicated staff and resources in place evaluating the Company’s options including evaluating the appropriate model options and collecting and reviewing loan data for use in these models.  The Company is still assessing the impact that this new guidance will have on its consolidated financial statements.

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

In January 2017, the FASB issued guidance to simplify the accounting related to goodwill impairment. ASU 2017-04, Simplifying the Test for Goodwill Impairment, removes Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. All other goodwill impairment guidance will remain largely unchanged and entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The Company does not expect these amendments to have a material effect on its financial statements.

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

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three months ended March 31, 2017. Valuation techniques are consistent with techniques used in prior periods.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

Investment securities available for sale March 31, 2017	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies – GSE's	$13,760	$-	$13,760	$-
Mortgage-backed securities - GSE’s	31,132	-	31,132	-
Municipal bonds	15,516	-	15,516	-

Total	$60,408	$-	$60,408	$-

Investment securities available for sale December 31, 2016	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$14,159	$-	$14,159	$-
Mortgage-backed securities - GSE’s	32,363	-	32,363	-
Municipal bonds	15,735	-	15,735	-

Total	$62,257	$-	$62,257	$-

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve in the allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2017 and December 31, 2016, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At March 31, 2017, the discounts used are weighted between 6% and 61%. There were no transfers between levels from the prior reporting periods and there have been no changes in valuation techniques for the three months ended March 31, 2017.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value of the real estate collateral less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate is the discount applied to appraised values to account for expected liquidation and selling costs. At March 31, 2017, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three months ended March 31, 2017.

Assets held for sale

During 2015, a branch facility was taken out of service as part of the Company’s branch restructuring plan and reclassified as held for sale. The property is recorded at the remaining book balance of the asset or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. The significant unobservable input used is the discount applied to appraised values to account for expected liquidation and selling costs ranged between 1% and 25 % at March 31, 2017 and December 31, 2016. There have been no changes in the valuation techniques.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

Asset Category March 31, 2017	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$4,586	$-	$-	$4,586
Asset held for sale	846	-	-	846
Foreclosed real estate	883	-	-	883

Total	$6,315	$-	$-	$6,315

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

Asset Category December 31, 2016	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$5,805	$-	$-	$5,805
Asset held for sale	846	-	-	846
Foreclosed real estate	599	-	-	599

Total	$7,250	$-	$-	$7,250

The following table presents the carrying values and estimated fair values of the Company's financial instruments at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$13,619	$13,619	$13,619	$-	$-
Certificates of deposit	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	46,169	46,169	46,169	-	-
Investment securities available for sale	60,408	60,408	-	60,408	-
Loans, net	698,736	699,743	-	-	699,743
Accrued interest receivable	2,524	2,524	-	2,524	-
Stock in FHLB	2,147	2,147	-	-	2,147
Other non-marketable securities	703	703	-	-	703

Financial liabilities:
Deposits	$713,138	$711,181	$-	$711,181	$-
Short-term debt	33,306	33,306	-	33,306	-
Long-term debt	22,939	17,974	-	17,974	-
Accrued interest payable	212	212	-	212	-

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

	December 31, 2016
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$14,372	$14,372	$14,372	$-	$-
Certificates of deposits	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	40,342	40,342	40,342	-	-
Investment securities available for sale	62,257	62,257	-	62,257	-
Loans, net	668,784	671,208	-	-	671,208
Accrued interest receivable	2,768	2,768	-	2,768	-
Stock in the FHLB	2,251	2,251	-	-	2,251
Other non-marketable securities	703	703	-	-	703
Assets held for sale	846	846	-	-	846

Financial liabilities:
Deposits	$679,661	$678,328	$-	$678,328	$-
Short-term debt	37,090	37,177	-	37,177	-
Long-term debt	23,039	17,649	-	17,649	-
Accrued interest payable	221	221	-	221	-

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

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, the values likely do not represent exit prices in the event of distressed market conditions.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investments (“AFS”), with gross unrealized gains and losses, follow:

	March 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$13,677	$105	$(22)	$13,760
Mortgage-backed securities – GSE’s	30,830	363	(61)	31,132
Municipal bonds	15,257	260	(1)	15,516

	$59,764	$728	$(84)	$60,408

As of March 31, 2017, accumulated other comprehensive income included net unrealized gains totaling $644,000. Deferred tax liabilities resulting from these net unrealized gains totaled $234,000.

The amortized cost and fair value of available for sale investments (“AFS”), with gross unrealized gains and losses, follow:

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Securities available for sale:
U.S. government agencies - GSE’s	$14,086	$98	$(25)	$14,159
Mortgage-backed securities - GSE’s	32,082	382	(101)	32,363
Municipal bonds	15,527	209	(1)	15,735

	$61,695	$689	$(127)	$62,257

As of December 31, 2016, accumulated other comprehensive income included net unrealized gains totaling $562,000. Deferred tax liabilities resulting from these net unrealized gains totaled $204,000.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E- INVESTMENT SECURITIES (continued)

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	March 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Securities available for sale:
Within 1 year	$3,296	$4	$-	$3,300
After 1 year but within 5 years	37,502	434	(74)	37,862
After 5 years but within 10 years	7,870	107	(9)	7,968
After 10 years	11,096	183	(1)	11,278

	$59,764	$728	$(84)	$60,408

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Securities available for sale:
Within 1 year	$3,735	$12	$-	$3,747
After 1 year but within 5 years	37,615	424	(110)	37,929
After 5 years but within 10 years	10,695	109	(12)	10,792
After 10 years	9,650	144	(5)	9,789

	$61,695	$689	$(127)	$62,257

Securities with a carrying value of $32.6 million and $34.3 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

None of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended March 31, 2017 and December 31, 2016. In 2016 the Company realized a gain on the disposal of eleven securities and has not incurred any losses related to securities sales in 2017. The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E- INVESTMENT SECURITIES (continued)

	March 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(in thousands)
Securities available for sale:
U.S. government agencies-GSEs	$2,435	$(13)	$1,651	$(9)	$4,086	$(22)
Mortgage-backed securities-GSEs	7,450	(61)	-	-	7,450	(61)
Municipal bonds	868	(1)	-	-	868	(1)

Total temporarily impaired securities	$10,753	$(75)	$1,651	$(9)	$12,404	$(84)

At March 31, 2017, the Company had two U.S. government agency GSEs had unrealized losses for more than twelve months totaling $9,000. Two U.S. government agency GSEs, seven mortgage-backed GSEs, and two municipal bonds had unrealized losses for less than twelve months totaling $75,000 at March 31, 2017. All unrealized losses are attributable to the general trend of interest rates. During the first quarter of 2016 gross proceeds of investment sales amounted to $602,000 with gains of $22,000. During the first quarter of 2017 there were no sales.

	2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(in thousands)
Securities available for sale:
U.S. government agencies - GSEs	$2,748	$(13)	$1,651	$(12)	$4,399	$(25)
Mortgage-backed securities-GSEs	8,778	(101)	-	-	8,778	(101)
Municipal bonds	110	(1)	-	-	110	(1)
Total temporarily impaired securities	$11,636	$(115)	$1,651	$(12)	$13,287	$(127)

At December 31, 2016, the Company had two U.S. government agency GSEs with unrealized losses for more than twelve months totaling $12,000. Two U.S. government agency GSEs, one municipal and eight mortgage-backed GSEs had unrealized losses for less than twelve months totaling $115,000 at December 31, 2016. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities. The Company did not incur a loss on any securities sold during 2016.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS

Following is a summary of the composition of the Company’s loan portfolio at March 31, 2017 and December 31, 2016:

	March 31,		December 31,
Total Loans:	2017		2016
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)
Real estate loans:
1-to-4 family residential	96,434	13.64%	97,978	14.47%
Commercial real estate	292,895	41.44%	281,723	41.60%
Multi-family residential	59,225	8.38%	56,119	8.29%
Construction	115,262	16.31%	100,911	14.90%
Home equity lines of credit (“HELOC”)	42,840	6.06%	41,158	6.08%

Total real estate loans	606,656	85.83%	577,889	85.34%

Other loans:
Commercial and industrial	90,740	12.84%	90,678	13.39%
Loans to individuals	10,528	1.49%	9,756	1.44%
Overdrafts	112	0.02%	71	0.01%
Total other loans	101,380	14.35%	100,505	14.84%

Gross loans	708,036		678,394
Less deferred loan origination fees, net	(1,278)	(0.18)%	(1,199)	(0.18)%
Total loans	706,758	100.00%	677,195	100.00%

Allowance for loan losses	(8,022)		(8,411)

Total loans, net	$698,736		$668,784

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Loans are primarily secured by real estate located in eastern and central North Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

At March 31, 2017, the Company had pre-approved but unused lines and letters of credit for customers totaling $146.8 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(In thousands)
Total Loans
Commercial and industrial	$23	$50	$73	$90,667	$90,740
Construction	73	97	170	115,092	115,262
Multi-family residential	-	48	48	59,177	59,225
Commercial real estate	-	3,472	3,472	289,423	292,895
Loans to individuals & overdrafts	11	45	56	10,584	10,640
1-to-4 family residential	1,331	508	1,839	94,595	96,434
HELOC	54	366	420	42,420	42,840
Deferred loan (fees) cost, net	-	-	-	-	(1,278)

	$1,492	$4,586	$6,078	$701,958	$706,758

There were four loans that amounted to $556,000 that were more than 90 days past due and still accruing interest at March 31, 2017.

	December 31, 2016
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(in thousands)

Total Loans
Commercial and industrial	$1,459	$73	$1,532	$89,146	$90,678
Construction	221	151	372	100,539	100,911
Multi-family residential	46	346	392	55,727	56,119
Commercial real estate	589	3,807	4,396	277,327	281,723
Loans to individuals & overdrafts	23	46	69	9,758	9,827
1-to-4 family residential	631	602	1,233	96,745	97,978
HELOC	24	780	804	40,354	41,158
Deferred loan (fees) cost, net	-	-	-	-	(1,199)
	$2,993	$5,805	$8,798	$669,596	$677,195

There were three loans in the aggregate amount of $529,000 greater than 90 days past due and still accruing interest at December 31, 2016.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of
March 31, 2017 and December 31, 2016:

				Three months ended
		Contractual		March 31, 2017
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$1,101	$1,106	$-	$1,143	$19
Construction	174	261	-	202	4
Commercial real estate	4,242	5,894	-	4,303	59
Multi-family residential	48	48	-	197	-
HELOC	659	838	-	850	10
1-to-4 family residential	822	1,024	-	911	13

Subtotal:	7,046	9,171	-	7,606	105
With an allowance recorded:
Commercial and industrial	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	2,227	2,887	357	2,362	11
HELOC	-	-	-	18	-
1-to-4 family residential	305	309	16	300	5
Subtotal:	2,532	3,196	373	2,680	16
Totals:
Commercial	7,792	10,196	357	8,207	93
Residential	1,786	2,171	16	2,079	28

Grand Total:	$9,578	$12,367	$373	$10,286	$121

Impaired loans at March 31, 2017 were approximately $9.5 million and were composed of $4.6 million in non-accrual loans and $4.9 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $2.5 million in impaired loans had specific allowances provided for them while the remaining $7.0 million had no specific allowances recorded at March 31, 2017. Of the $7.0 million with no allowance recorded, $1.3 million of those loans have had partial charge-offs recorded.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Impaired Loans (continued)

				Three months ended
	As of December 31, 2016			March 31, 2016
		Contractual
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$46	$46	$-	$23	$4
Construction	231	318	-	610	4
Commercial real estate	4,364	5,983	-	4,128	42
Loans to individuals & overdrafts	1,139	1,144	-	118	2
Multi-family residential	346	365	-	-	-
HELOC	1,041	1,378	-	696	8
1-to-4 family residential	1,000	1,278	-	1,662	17

Subtotal:	8,167	10,512	-	7,237	77
With an allowance recorded:
Commercial and industrial	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	2,496	2,905	80	2,172	14
Loans to individuals & overdrafts	1	1	1	-	-
Multi-family Residential	-	-	-	-	-
HELOC	34	35	19	24	1
1-to-4 family residential	296	296	17	321	6
Subtotal:	2,827	3,237	117	2,517	21
Totals:
Commercial	7,483	9,617	80	6,933	64
Consumer	1,140	1,145	1	118	2
Residential	2,371	2,987	36	2,703	32

Grand Total:	$10,994	$13,749	$117	$9,754	$98

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the first quarter of 2017 and 2016:

	Three months ended March 31, 2017			Three months ended March 31, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
(Dollars in thousands)
Extended payment terms:
Commercial and industrial	-	$-	$-	1	$46	$46

Total	-	$-	$-	1	$46	$46

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default during that period together with concessions made by loan class during the twelve month periods ended March 31, 2017 and 2016:

	Twelve months ended		Twelve months ended
	March 31, 2017		March 31, 2016
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
	(Dollars in thousands)
Below market interest rate:
1-to-4 family residential	-	$-	1	$1
Total	-	-	1	1

Extended payment terms:
Commercial and industrial	3	996	1	46
Multi-family residential	-	-	1	373
Construction	1	62	-	-
Commercial real estate	1	899	-	-
1-to-4 family residential	2	125	-	-
Total	7	2,082	2	419

Total	7	$2,082	3	$420

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Troubled Debt Restructurings (continued)

At March 31, 2017, the Bank had thirty-one loans with an aggregate balance of $5.2 million that were considered to be troubled debt restructurings. Of those TDRs, twenty loans with a balance totaling $3.4 million were still accruing as of March 31, 2017. The remaining TDRs with balances totaling $1.8 million as of March 31, 2017 were in non-accrual status.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of March 31, 2017 and December 31, 2016, respectively:

Total loans:

March 31, 2017
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
		(In thousands)

Superior	$309	$-	$-	$-
Very good	1,177	244	450	-
Good	10,690	5,353	38,808	10,026
Acceptable	33,348	15,093	164,149	34,858
Acceptable with care	41,946	94,024	79,746	14,050
Special mention	3,000	311	4,109	-
Substandard	270	237	5,633	291
Doubtful	-	-	-	-
Loss	-	-	-	-
	$90,740	$115,262	$292,895	$59,225

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$90,537	$41,662
Special mention	2,973	123
Substandard	2,924	1,055
	$96,434	$42,840

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$10,629
Non pass	11
$10,640

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

For PCI loans acquired from Legacy Select, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of March 31, 2017 was:

March 31,
2017
(in thousands)
Contractually required payments	$21,612
Nonaccretable difference	1,334
Cash flows expected to be collected	20,278
Accretable yield	2,465
Fair value	$17,813

The following table documents changes to the amount of the accretable yield on PCI loans for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	2017	2016
	(in thousands)

Accretable yield, beginning of period	$2,626	$2,822
Accretion	(260)	(270)
Reclassification from nonaccretable difference	7	8
Other changes, net	92	97

Accretable yield, end of period	$2,465	$2,657

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three month periods ended March 31, 2017 and
March 31, 2016, respectively (in thousands):

	Three months ended March 31, 2017
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Loans – excluding PCI
Balance, beginning of period	$1,211	$1,301	$3,448	$846	$611	$317	$628	$8,362
Provision for (recovery of) loan losses	(347)	(129)	265	(85)	26	155	(47)	(162)
Loans charged-off	(2)	-	(250)	-	(69)	(16)	-	(337)
Recoveries	96	5	-	9	21	9	2	142
Balance, end of period	$958	$1,177	$3,463	$770	$589	$465	$583	$8,005

PCI Loans
Balance, beginning of period	$37	$-	$-	$-	$12	$-	$-	$49
Provision for loan losses	(32)	-	-	-	-	-	-	(32)
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$5	$-	$-	$-	$12	$-	$-	$17

Total Loans
Balance, beginning of period	$1,248	$1,301	$3,448	$846	$623	$317	$628	$8,411
Provision for (recovery of) loan losses	(379)	(129)	265	(85)	26	155	(47)	(194)
Loans charged-off	(2)	-	(250)	-	(69)	(16)	-	(337)
Recoveries	96	5	-	9	21	9	2	142
Balance, end of period	$963	$1,177	$3,463	$770	$601	$465	$583	$8,022

Ending Balance: individually evaluated for impairment	$-	$-	$357	$16	$-	$-	$-	$373
Ending Balance: collectively evaluated for impairment	$963	$1,177	$3,106	$754	$601	$465	$583	$7,649

Loans:
Ending Balance: collectively evaluated for impairment	$89,639	$115,088	$286,426	$95,307	$42,181	$10,640	$59,177	$698,458
Ending Balance: individually evaluated for impairment	$1,101	$174	$6,469	$1,127	$659	$-	$48	$9,578
Ending Balance	$90,740	$115,262	$292,895	$96,434	$42,840	$10,640	$59,225	$708,036

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)

Beginning balance	$358	$490

Unrealized gain on investment securities available for sale	82	761
Tax benefit	(30)	(284)
Other comprehensive income before reclassification	52	477

Amounts reclassified from accumulated comprehensive income:
Realized (gain) loss on investment securities included in net income	-	(22)
Tax effect	-	8
Total reclassifications net of tax	-	(14)

Net current period other comprehensive income	52	463

Ending balance	$410	$953

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements totaled $12.2 million and $12.0 million at March 31, 2017 and December 31, 2016, respectively.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H - REPURCHASE AGREEMENTS (continued)

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in short-term borrowings as of March 31, 2017 and December 31, 2016 is presented in the following tables.

	March 31, 2017
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. government agencies-GSE’s	$5,465	$-	$-	$-	$5,465
Mortgage-backed Securities-GSEs	6,739	-	-	-	6,739
Total borrowings	$12,204	$-	$-	$-	$12,204
Gross amount of recognized liabilities for repurchase agreements					$11,263

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. government agencies-GSE’s	$5,568	$-	$-	$-	$5,568
Mortgage-backed Securities-GSEs	6,496	-	-	-	6,496
Total borrowings	$12,064	$-	$-	$-	$12,064
Gross amount of recognized liabilities for repurchase agreements					$12,003

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE I – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned during the three months ended March 31, 2017 and the year ended December 31, 2016:

	Three Months	Twelve Months
	Ended	Ended
	March 31,	December 31,
	2017	2016
	(in thousands)

Beginning balance January 1	$599	$1,401
Sales	(154)	(2,062)
Writedowns	(6)	(158)
Transfers	444	1,418
Ending balance	$883	$599

At March 31, 2017 and December 31, 2016, the Company had $883,000 and $599,000, respectively, of foreclosed residential real estate property in OREO. The Company did not have any recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure at March 31, 2017 and December 31, 2016, respectively.

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

We closed our branch located at 6390 Ramsey Street, Fayetteville, North Carolina and transferred accounts to our Fayetteville branch located at 2818 Raeford Road during September 2015. The property that housed our former Ramsey Street branch is included in assets held for sale on the consolidated balance sheet as of March 31, 2017.

Comparison of Financial Condition at

March 31, 2017 and December 31, 2016

During the first three months of 2017, total assets increased by $33.0 million to $879.6 million as of March 31, 2017. The increase in assets was due primarily to loan growth funded from deposits. Earning assets at March 31, 2017 totaled $809.2 million and consisted of $698.7 million in net loans, $60.4 million in investment securities, $47.2 million in overnight investments and interest-bearing deposits in other banks and $2.9 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the first quarter of 2017 were $713.1 million and $106.6 million, respectively.

Since the end of 2016, gross loans have increased by $29.6 million to $706.8 million as of March 31, 2017. At March 31, 2017, gross loans consisted of $90.7 million in commercial and industrial loans, $292.9 million in commercial real estate loans, $59.2 million in multi-family residential loans, $10.6 million in consumer loans, $96.4 million in residential real estate loans, $42.8 million in HELOCs, and $115.3 million in construction loans. Deferred loan fees, net of costs, on these loans were $1.3 million at March 31, 2017.

At March 31, 2017 and December 31, 2016, the Company held $0 in federal funds sold and $0 in repurchase agreements. Interest-earning deposits in other banks were $46.2 million at March 31, 2017, a $5.8 million increase from December 31, 2016. The Company’s investment securities at March 31, 2017 were $60.4 million, a decrease of $1.8 million from December 31, 2016. The investment portfolio as of March 31, 2017 consisted of $13.8 million in government agency debt securities, $31.1 million in mortgage-backed securities and $15.5 million in municipal securities. The net unrealized gain on these securities was $644,000.

At March 31, 2017, the Company had an investment of $2.1 million in the form of Federal Home Loan Bank (“FHLB”) stock, which decreased by $104,000 from December 31, 2016. Also, the Company had $703,000 in other non-marketable securities at both March 31, 2017 and December 31, 2016.

At March 31, 2017, non-earning assets were $48.1 million, a decrease of $1.0 million from $49.1 million as of December 31, 2016. Non-earning assets included $13.6 million in cash and due from banks, bank premises and equipment of $17.7 million, goodwill of $6.9 million, core deposit intangible of $716,000, accrued interest receivable of $2.5 million, foreclosed real estate of $883,000, and other assets totaling $4.9 million, including net deferred taxes of $2.8 million. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets. The decrease in non-earning assets was due primarily to the reduction in cash and due from banks.

Total deposits at March 31, 2017 were $713.1 million and consisted of $167.3 million in non-interest-bearing demand deposits, $180.1 million in money market and NOW accounts, $37.6 million in savings accounts, and $328.1 million in time deposits. Total deposits increased by $33.5 million from $679.7 million as of December 31, 2016, due primarily to the increase in time deposits as a result of an advertising program. The Bank had $-0- in brokered demand deposits and $68.8 million in brokered time deposits as of March 31, 2017.

As of March 31, 2017, the Company had $11.3 million in repurchase agreements with local customers that are classified as short-term debt, $32.6 million (of which $10.6 million is identified as long-term debt) in FHLB borrowings, and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at March 31, 2017 was $106.6 million, an increase of $2.3 million from $104.3 million as of December 31, 2016. Accumulated other comprehensive income relating to available for sale securities increased $52,000 during the three months ended March 31, 2017. Other changes in shareholders’ equity included net income of $2.1 million and $98,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At March 31, 2017, the Company had $1.5 million in loans that were 30 to 89 days past due. This represented 0.21% of gross loans outstanding on that date. This is a decrease from December 31, 2016 when there were $3.0 million in loans that were 30-89 days past due or 0.44% of gross loans outstanding. Non-accrual loans decreased from $5.8 million at December 31, 2016 to $4.6 million at March 31, 2017.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased from 1.47% at December 31, 2016 to 1.20% at March 31, 2017. The Company had a decrease of $1.2 million in non-accruals from $5.8 million at December 31, 2016 and a decrease in accruing troubled debt restructurings from $3.6 million at December 31, 2016 to $3.4 million as of March 31, 2017. Of the non-accrual loans as of March 31, 2017, nine commercial real estate loans comprised $3.5 million, three construction loans totaled $97,000, one commercial loan was $50,000, multi-family loan was $48,000 and 1-to-4 family residential loans, HELOC and consumer made up the remaining balance.

At March 31, 2017, the Company had thirty-one loans totaling $5.2 million that were considered to be troubled debt restructurings. Twenty of these loans totaling $3.4 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	March 31,	December 31,
	2017	2016
	(Dollars in thousands)

Non-accrual loans	$4,586	$5,805
Accruing TDRs	3,370	3,625
Total non-performing loans	7,956	9,430
Foreclosed real estate	883	599
Total non-performing assets	$8,839	$10,029

Accruing loans past due 90 days or more	$556	$529
Allowance for loan losses	$8,022	$8,411

Non-performing loans to period end loans	1.13%	1.39%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.20%	1.47%
Allowance for loan losses to period end loans	1.14%	1.24%
Allowance for loan losses to non-performing loans	101%	89%
Allowance for loan losses to non-performing assets	91%	84%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	85%	80%
Non-performing assets to total assets	1.00%	1.18%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.07%	1.25%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at March 31, 2017 and December 31, 2016 were $8.8 million and $10.0 million, respectively. The allowance for loan losses at March 31, 2017 represented 91% of non-performing assets compared to 84% at December 31, 2016.

Total impaired loans at March 31, 2017 were $9.6 million. This includes $4.6 million in loans that were classified as impaired because they were in non-accrual status and $5.0 million in loans that were determined to be impaired for other reasons. Of these loans, $2.5 million required a specific reserve of $373,000 at March 31, 2017.

Total impaired loans at December 31, 2016 were $11.0 million. This includes $5.8 million in loans that were considered to be impaired due to being in non-accrual status and $3.6 million in loans that were deemed to be impaired for other reasons. Of these loans, $2.8 million required a specific reserve of $117,000 at December 31, 2016.

The allowance for loan losses was $8.0 million at March 31, 2017 or 1.14% of gross loans outstanding as compared to 1.24% reported as a percentage of gross loans at December 31, 2016. This decrease resulted primarily from changes in qualitative factors related to interest rates and economic performance indicators. The Legacy Select loans were recorded at estimated fair value as of the acquisition date and the related credit risk is reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of the allowance for loan losses to gross loans. The allowance for loan losses at March 31, 2017 represented 101% of non-performing loans compared to 89% at December 31, 2016. It is management’s assessment that the allowance for loan losses as of March 31, 2017 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	March 31, 2017
(in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total

Time deposits	$268,852	$33,570	$25,331	$368	$328,121
Short-term borrowings	33,306	-	-	-	33,306
Long-term debt	567	10,000	-	12,372	22,939
Operating leases	296	620	546	212	1,674
Total contractual obligations	$303,021	$44,190	$25,877	$12,952	$386,040

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

At March 31, 2017 and December 31, 2016, the Company had $20.5 million and $21.7 million in non-1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At March 31, 2017 and December 31, 2016, the Company had $4.7 million and $4.8 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 22.1% and 23.6% of total risk-based capital as of March 31, 2017 and December 31, 2016, which is less than the 100% maximum allowed. These loans may represent more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At March 31, 2017, the Company had two product type groups which exceeded this guideline; Real Estate Construction – Speculative and Presold, which represented 101% of risk-based capital, or $115.0 million and Multi-family Residential category represented 50% of Risk-Based Capital or $56.7 million. All other commercial real estate groups were at or below the 40% threshold. At December 31, 2016, the Company exceeded the 40% guideline in two product types. The 1-to-4 Family Residential Rental category represented 66% of Risk-Based Capital or $74.2 million and the Multi-family Residential category represented 49% of Risk-Based Capital or $54.5 million at December 31, 2016. All other commercial real estate product types were under the 40% threshold.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of
March 31, 2017 and December 31, 2016.

	Acquisition, Development and Construction Loans
	(Dollars in thousands)
	March 31, 2017			December 31, 2016
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total

Total ADC loans	$88,978	$26,284	$115,262	$76,037	$24,874	$100,911

Average Loan Size	$181	$329		$166	$350

Percentage of total Loans	12.59%	3.72%	16.31%	11.23%	3.67%	14.90%

Non-accrual loans	$140	$21	$161	$151	$-	$151

Management monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at
March 31, 2017 and December 31, 2016.

	March 31, 2017				December 31, 2016
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)

Harnett County	$4,504	3.91%	$5,792	13.52%	$4,505	4.46%	$5,817	14.13%
Alamance County	985	0.86%	1,328	3.10%	1,169	1.16%	1,065	2.59%
Beaufort County	174	0.15%	1,014	2.37%	182	0.18%	1,026	2.49%
Brunswick County	6,917	6.00%	1,681	3.93%	4,506	4.47%	1,899	4.61%
Carteret County	2,238	1.94%	2,302	5.37%	585	0.58%	2,350	5.71%
Cumberland County	23,364	20.27%	4,614	10.77%	22,610	22.40%	5,278	12.82%
Pasquotank County	1,014	0.88%	1,332	3.11%	947	0.94%	1,258	3.06%
Pitt County	14,568	12.64%	6,513	15.20%	13,697	13.57%	5,151	12.52%
Robeson County	822	0.71%	4,041	9.43%	803	0.80%	3,709	9.01%
Sampson County	-	-%	1,679	3.92%	71	0.07%	1,574	3.83%
Wake County	15,712	13.63%	1,488	3.47%	15,689	15.55%	1,536	3.73%
Wayne County	9,876	8.57%	4,161	9.71%	9,734	9.65%	4,281	10.40%
All other locations	35,088	30.44%	6,895	16.10%	26,413	26.17%	6,214	15.10%

Total	$115,262	100.00%	$42,840	100.00%	$100,911	100.00%	$41,158	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At March 31, 2017, the Company had $179.7 million in loans that had terms permitting interest only payments. This represented 25.4% of the total loan portfolio. At December 31, 2016, the Company had $156.1 million in loans that had terms permitting interest only payments. This represented 25.3% of the total loan portfolio. Recognizing the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $62.7 million, or 8.9% of total loans, at March 31, 2017 compared to $62.9 million, or 8.4% of total loans, at December 31, 2016. The Company’s ten largest customer relationships totaled $82.7 million, or 11.7% of total loans, at March 31, 2017 compared to $80.9 million, or 11.9% of total loans, at December 31, 2016. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended March 31, 2017 and 2016

General. During the first quarter of 2017, the Company had net income of $2.1 million as compared with net income of $1.5 million for the first quarter of 2016. Net income per common share for the first quarter of 2017 was $0.18, basic and diluted, compared with net income per common share of $0.13, basic and diluted, for the first quarter of 2016. Results of operations for the first quarter of 2017 were primarily impacted by an increase of $693,000 in interest income offset by an increase in non-interest expense of $185,000, which was primarily related to increased personnel expense of $212,000 and professional fees expense of $85,000, offset by a reduction in deposit insurance premiums fees of $54,000. The Company recorded a reverse provision for loan losses of $194,000 for the first quarter of 2017 compared to a provision of $352,000 in the first quarter of 2016. Net interest margin of 4.25% in the first quarter of 2017 increased 11 basis points from the same period in 2016.

Net Interest Income. Net interest income increased to $8.1 million for the first quarter of 2017 from $7.5 million for the first quarter of 2016. The Company’s total interest income was affected by the increase in loan balances due to loan growth in established branches and from our expanded market footprint for branches acquired in December 2015. Average total interest-earning assets were $776.5 million in the first quarter of 2017 compared with $734.9 million during the same period in 2016, while the average yield on those assets increased 15 basis points from 4.65% to 4.80% which was primarily due to higher loan yield offset by a reduction of discount accretion on loans acquired in the merger with Legacy Select.

The Company’s average interest-bearing liabilities increased by $13.7 million to $583.7 million for the quarter ended March 31, 2017 from $570.0 million for the same period one year earlier and the cost of those funds increased from 0.65% to 0.73%, or 8 basis points. The increase in interest-bearing liabilities was a primary result of deposit growth within our markets and acquiring brokered deposits. During the first quarter of 2017, the Company’s net interest margin was 4.25% and net interest spread was 4.07%. In the same quarter ended one year earlier, net interest margin was 4.14% and net interest spread was 4.00%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the first quarter of 2017, the Company recorded a reverse provision for loan losses of $194,000, as compared to the provision of $352,000 that was recorded in the first quarter of 2016. In both 2017 and 2016, the relatively small provision expense and recovery resulted from a low level of net charge-offs.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2017 was $730,000, a decrease of $136,000 from the first quarter of 2016. Service charges on deposit accounts decreased $32,000 to $215,000 for the quarter ended March 31, 2017 from $247,000 for the same period in 2016. Other non-deposit fees and income decreased $82,000 from the first quarter of 2016 to the first quarter of 2017 due to decreases in various items. The Company recognized $22,000 in gains on sales of securities during the three-months ended March 31, 2016 compared to none for the same period in 2017.

Non-Interest Expenses. Non-interest expenses increased by $185,000 to $5.8 million for the quarter ended March 31, 2017, from $5.6 million for the same period in 2016. In general, most categories of non-interest expenses decreased, offset by increases in salaries of $212,000 and professional fees of $85,000. The following are highlights of the significant categories of non-interest expenses during the first quarter of 2017 versus the same period in 2016:

•	Personnel expenses increased $212,000 to $3.4 million, due to additions in personnel and cost of living increases.
•	Foreclosed real estate-related expense decreased $23,000, primarily due to a reduction of properties in our other real estate owned portfolio.
•	Information systems expense decreased by $5,000.
•	Professional fees increased by $85,000 to $320,000, due to growth initiatives.
•	Deposit insurance expenses decreased by $54,000 to $72,000, due to federal revisions in the premium structure.

Provision for Income Taxes. The Company’s effective tax rate was 33.8% and 37.3% for the quarters ended March 31, 2017 and 2016, respectively. The effective tax rate for the first quarter of 2017 and 2016 was impacted by an adjustment resulting from enacted lower corporate tax rates for the State of North Carolina.

As of March 31, 2017 and December, 31, 2016, the Company had a net deferred tax asset in the amount of $2.8 million and $3.1 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of March 31, 2017 and December 31, 2016, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 13.8% of total assets at March 31, 2017 as compared to 13.9% as of December 31, 2016.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of March 31, 2017, the Company had existing credit lines with other financial institutions to purchase up to $91.0 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $86.1 million of qualifying loans is pledged to the FHLB to secure borrowings. At March 31, 2017, the Company had $32.6 million in FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At March 31, 2017, in addition to FHLB advances, total borrowings consisted of securities sold under agreements to repurchase of $11.3 million and junior subordinated debentures of $12.4 million.

Total deposits were $713.1 million at March 31, 2017. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 46.0% of total deposits at March 31, 2017. Time deposits of $250,000 or more represented 9.2% of the Company’s total deposits at March 31, 2017. At quarter-end, the Company had $55.1 million in brokered time deposits and $-0- in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions and holding companies were subject to the phase-in of BASEL III requirements starting in the first quarter of 2015. The BASEL III capital ratios profile includes the Common Equity Tier 1 risk-based ratio which does not include limited life components such as trust preferred securities and SBLF preferred stock in this calculation. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 12.11% at March 31, 2017.

As the following table indicates, at March 31, 2017, the Company and the Bank both exceeded minimum regulatory capital requirements as specified below.

	Actual	Minimum
Select Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	14.76%	8.00%
Tier 1 risk-based capital ratio	13.77%	6.00%
Leverage ratio	13.04%	4.00%
Common Equity Tier 1 risk-based capital ratio	12.27%	4.50%

		Regulatory
	Actual	Minimum	Well-Capitalized
Select Bank & Trust	Ratio	Requirement	Requirement

Total risk-based capital ratio	14.21%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.21%	6.00%	8.00%
Leverage ratio	12.51%	4.00%	5.00%
Common Equity Tier 1 risk-based capital ratio	13.21%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of March 31, 2017. On January 20, 2016, all outstanding shares of the Company’s Series A preferred stock were redeemed. While the redemption reduced the capital ratios for the Company and the Bank by approximately 1.2% for each ratio, both the Company and the Bank continue to meet the definition of “well-capitalized”.

Management expects that the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company intends to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Company’s most significant market risk exposure is interest rate risk. The Company's primary goal in managing interest rate risk is to minimize the effect that changes in market interest rates have on earnings and capital. This goal is accomplished through the active management of the balance sheet. The goal of these activities is to structure the maturity and repricing of assets and liabilities to produce stable net interest income despite changing interest rates. The Company's overall interest rate risk position is governed by policies approved by the Board of Directors and guidelines established and monitored by the Bank’s Asset/Liability Committee (“ALCO”).

To measure, monitor, and report on interest rate risk, the Company begins with two models: (1) net interest income ("NII") at risk, which measures the impact on NII over the next twelve and twenty-four months to immediate changes in interest rates and (2) net economic value of equity ("EVE"), which measures the impact on the present value of net assets to immediate changes in interest rates. NII at risk is designed to measure the potential short-term impact of changes in interest rates on NII. EVE is a long-term measure of interest rate risk to the Company's balance sheet, or equity. Gap analysis, which is the difference between the amount of balance sheet assets and liabilities repricing within a specified time period, is used as a secondary measure of the Company's interest rate risk position. All of these models are subject to ALCO guidelines and are monitored regularly.

In calculating NII at risk, the Company begins with a base amount of NII that is projected over the next twelve and twenty-four months, assuming that the balance sheet is static and the yield curve remains unchanged over the period. The current yield curve is then “shocked,” or moved immediately, ±1.0 percent, ±2.0 percent, ±3.0 percent and ±4.0 percent in a parallel fashion, or at all points along the yield curve. New twelve-month and twenty four-month NII projections are then developed using the same balance sheet but with the new yield curves, and these results are compared to the base scenario. The Company also models other scenarios to evaluate potential NII at risk such as a gradual ramp in interest rates, a flattening yield curve, a steepening yield curve, and others that management deems appropriate.

EVE at risk is based on the change in the present value of all assets and liabilities under different interest rate scenarios. The present value of existing cash flows with the current yield curve serves as the base case. The Company then applies an immediate parallel shock to that yield curve of ±1.0 percent, ±2.0 percent, ±3.0 percent and ±4.0 percent and recalculates the cash flows and related present values.

Key assumptions used in the models described above include the timing of cash flows, the maturity and repricing of assets and liabilities, changes in market conditions, and interest-rate sensitivities of the Company's non-maturity deposits with respect to interest rates paid and the level of balances. These assumptions are inherently uncertain and, as a result, the models cannot precisely calculate future NII or predict the impact of changes in interest rates on NII and EVE. Actual results could differ from simulated results due to the timing, magnitude and frequency of changes in interest rates and market conditions, changes in spreads and management strategies, among other factors. Projections of NII are assessed as part of the Company's forecasting process.

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of December 31, 2016.

	December 31, 2016
	Estimated	Estimated
	Exposure to	Exposure
(Dollars in thousands)	NII	to EVE

Immediate change in interest rates:
+ 4.0%	17.9%	10.0%
+ 3.0%	7.56	8.2
+ 2.0%	4.92	6.0
+ 1.0%	2.21	3.1
No change	-	-
- 1.0%	(4.8)	(5.4)

While the measures presented in the table above are not a prediction of future NII or EVE valuations, they do suggest that if all other variables remained constant, immediate increases in interest rates at all points on the yield curve may produce higher NII in the short term. Other important factors that impact the levels of NII are balance sheet size and mix, interest rate spreads, the slope of the yield curve, the speed of interest rates changes, and management actions taken in response to the preceding conditions.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the first quarter of 2017. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter of 2017 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently engaged in, nor are any of its properties subject to, any material legal proceedings.  From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it attempts to collect loans, enforce its security interest in loans, or other matters of similar nature.

Item 1A. Risk Factors

An investment in the Company’s common stock involves certain risks. The following discussion highlights the risks that management believes are material for the Company, but does not necessarily include all the risks that we may face. Additional risks and uncertainties that are not currently known or that management does not currently deem material could also have a material adverse impact on our business, results of our operations and financial condition. You should carefully consider the risk factors and uncertainties described below and elsewhere in this Report in evaluating an investment in the Company’s common stock.

Risks Related to Our Business

We may experience unexpected credit losses in connection with the loans we make, which could have a material adverse effect on our capital, financial condition, and results of operations.

As a lender, we face the risk that our borrowers will not repay their loans and guarantors or other related parties will also fail to perform in accordance with the loan terms. A borrower’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a borrower may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since many of our loans are secured by collateral, we may attempt to seize the collateral if and when a borrower defaults on a loan. However, the value of the collateral might not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our borrower. The resolution of nonperforming assets, including the initiation of foreclosure proceedings, requires significant commitments of time from management, which can be detrimental to the performance of their other responsibilities, and which expose us to additional legal costs. Elevated levels of loan delinquencies and bankruptcies in our market areas, generally, and among our borrowers specifically, can be precursors of future charge-offs and may require us to increase our allowance for loan losses. Higher charge-off rates, delays in the foreclosure process or in obtaining judgments against defaulting borrowers or an increase in our allowance for loan losses may negatively impact our overall financial performance, may increase our cost of funds, and could materially adversely affect our business, results of operations and financial condition.

Our allowance for loan losses may be insufficient and significant loan losses could require us to increase our allowance for loan losses through a charge to earnings.

To account for the risk that our borrowers will not repay their loans, we maintain an allowance for loan losses, which is a reserve established through a charge to earnings. This allowance represents management’s best estimate of probable losses based on those that have been incurred within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality and trends; present economic, political, and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for loan losses. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. Furthermore, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. Downturns in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. If charge-offs in future periods exceed the allowance for probable loan losses; we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulators, the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the “Commissioner”), as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of either of these regulators after a review of the information available at the time of their examination. Our allowance for loan losses amounted to $8.0 million and $7.5 million, or 1.14% and 1.20% of total loans outstanding and 101% and 86% of nonperforming loans, at March 31, 2017 and 2016, respectively. See Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note F to our consolidated financial statements presented under Item 1 of Part I of this Form 10-Q, for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.

An increase in our nonperforming assets will negatively affect our earnings.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate owned. We must reserve for probable losses, which is established through a current period charge to the provision for loan losses, and, from time to time as appropriate, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from other responsibilities. Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly, which would decrease our net income and may have a material adverse effect on our financial condition and results of operations.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

Nearly all of our loans are secured by real estate or made to businesses in our market area of central and eastern North Carolina which includes Alamance, Beaufort, Brunswick, Carteret, Cumberland, Harnett, Johnston, Martin, Pasquotank, Pitt, Robeson, Sampson, Wake and Wayne counties. As a result of this geographic concentration, our results may correlate to the economic conditions in these areas. Declines in these markets’ economic conditions may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, our results of operations. Adverse conditions in the local economy such as inflation, unemployment, recession or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our financial condition and results of operations.

A decline in local economic conditions could adversely affect the values of real property used as collateral for our loans. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. At March 31, 2017, approximately 85.8% of the Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If the value of real estate in our market area were to decline materially, a significant portion of our loan portfolio could become under collateralized and/or cause us to realize a loss in the event of a foreclosure. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

A significant portion of our loan portfolio consists of loans for commercial real estate and construction, which carry greater historical credit risk than residential mortgage loans.

We originate commercial real estate loans and commercial and industrial loans, most often secured by commercial properties, and construction loans primarily within our market area. These loans tend to involve larger loan balances to a single borrower or groups of related borrowers, more complex underlying collateral, and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than residential real estate other loans for the following reasons:

•	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of March 31, 2017, commercial real estate loans were approximately 41.4% of the Bank’s total loan portfolio.

•	Commercial and Industrial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be more difficult to liquidate than residential real estate, or fluctuate in value based on the success of the business. As of March 31, 2017, commercial and industrial loans were approximately 12.8% of the Bank’s total loan portfolio.

•	Construction Loans. Repayment is dependent on completion of the project and the subsequent financing of the completed project as a commercial real estate or residential real estate loan, and in some instances on the rent or sale of the underlying project. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of March 31, 2017, construction loans were approximately 16.3% of the Bank’s total loan portfolio.

Our commercial real estate loans include both owner and non-owner occupied properties. Non-owner occupied properties expose us to a greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream, or other events beyond the borrower’s control. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied borrowers have more than one loan outstanding with us, which may expose us to a greater risk of loss compared to residential and commercial borrowers with only one loan.

We are exposed to risks in connection with residential mortgage loans.

We originate fixed and adjustable rate loans secured by one- to four-family residential real estate. As of March 31, 2017, we had $96.4 million residential mortgage loans, which was 13.6% of total loans. The residential loans in our loan portfolio are sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Residential loans with high combined loan-to-value ratios generally are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which could in turn adversely affect our financial condition and results of operations.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with GAAP or are materially misleading.

We may be forced to foreclose on the collateral property securing our loans and own the underlying real estate, which may subject us to the increased costs associated with the ownership of real property.

We originate loans secured by real estate and from time to time are forced to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, which exposes us to the inherent risks of real property ownership. The amount that we, as a lender, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

•	general or local economic conditions;
•	environmental cleanup liability;
•	neighborhood values;
•	interest rates;
•	real estate tax rates;
•	operating expenses of the mortgaged properties;

•	supply of and demand for rental units or properties;
•	ability to obtain and maintain adequate occupancy of the properties;
•	zoning laws;
•	governmental rules, regulations and fiscal policies; and
•	natural or other disasters.

Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment or we may be required to dispose of the real property at a loss. This may result in reduced net income, which may have a material adverse effect on our financial condition and results of operations.

We may be subject to environmental liability associated with our lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Changes in interest rates affect our profitability and the value of our interest-earning assets.

The Bank derives its income primarily from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowed funds and other interest-bearing liabilities. In general, the larger the spread, the more the Bank earns. When market rates of interest change, the interest the Bank receives on its assets and the interest the Bank pays on its liabilities will fluctuate. Changes in market interest rates could adversely affect our interest rate spread and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our interest rate spread to expand or contract. Our liabilities are shorter in duration than our assets, so they will adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs will rise faster than the yield we earn on our assets, causing our interest rate spread to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—will also reduce our interest rate spread. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities are shorter in duration than our assets, when the yield curve flattens or even inverts, we will experience pressure on our interest rate spread as our cost of funds increases relative to the yield we can earn on our assets. In addition, our mortgage banking income is sensitive to changes in interest rates. During periods of rising and relatively higher interest rates, mortgage originations for purchased homes can decline considerably and refinanced mortgage activity can severely decrease. During periods of falling and relatively lower interest rates, the opposite effects can occur.

Changes in market interest rates could reduce the value of the Bank’s financial assets. Fixed-rate investments, mortgage-backed and related securities and mortgage loans generally decrease in value as interest rates rise. In addition, interest rates affect how much money the Bank lends. For example, when interest rates rise, the cost of borrowing increases and the loan originations tend to decrease.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee of the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits. Rates have been historically low for a long period of time and at this point, should rates rise steadily, we will be operating in an environment different from that in which we have been operating for the last decade. This change could pressure our margins if we are unable to adjust our business practices. If the Bank is unsuccessful in managing the effects of changes in interest rates, the financial condition and results of operations could suffer. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. The Company is subject to Federal Reserve Board regulation, and the Bank is subject to extensive regulation, supervision, and examination by the FDIC and the Commissioner. The Bank must also comply with rules issued by the Consumer Financial Protection Bureau (the “CFPB”). In addition, as a member of the FHLB of Atlanta, the Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations.

Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Federal and state regulators have the ability to impose substantial sanctions, restrictions, and requirements on us if they identify violations of laws with which we must comply or weaknesses or failures with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, written supervisory agreements, cease-and-desist orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital levels of the institutions, and regardless of prior examination findings. Any of these consequences could damage our reputation, restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations.

Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. The Dodd-Frank Act granted various federal agencies significant discretion in drafting the implementing rules and regulations. Although some of these regulations have been promulgated, additional regulations are expected to be issued in 2017 and thereafter.

The Dodd-Frank Act and other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways, including, among other things, subjecting us to increased capital requirements, liquidity and risk management requirements, creating additional costs, limiting the types of financial services and products we may offer and/or increasing the ability of non-banks to offer competing financial services and products. While we cannot predict the extent to which additional legislation will be enacted or the extent we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations, and other institutions.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs, conduct enhanced customer due diligence, and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the U.S. Treasury’s Office of Foreign Assets Control. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. It is our policy not to make predatory loans and to determine borrowers’ ability to repay in accordance with CFPB standards, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

The Federal Reserve Board may require us to commit capital resources to support the Bank.

The Federal Reserve Board requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to our Bank if the Bank experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting which would harm our business and the trading price of our securities.

If we identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. We may also face regulatory enforcement or other actions, including the potential delisting of our securities from NASDAQ. This could have a material adverse effect on our business, financial condition and results of operations, and could subject us to litigation.

Changes in accounting standards and management’s selection of accounting methods, including assumptions and estimates, could materially impact our financial statements.

We are also subject to the accounting rules and regulations of the Securities and Exchange Commission (the “SEC”) and the Financial Accounting Standards Board (the “FASB”). From time to time the SEC and the FASB, update accounting principles generally accepted in the United States (“GAAP”) that govern the preparation of our financial statements and may also require extraordinary efforts or additional costs to implement. Any of these rules or regulations may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect us. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates are incorrect, we may experience unexpected material adverse consequences that could negatively affect our business, results of operations and financial condition.

The FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected over the contractual life of the financial instrument. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us on January 1, 2020. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

We may be required to raise additional capital in the future, including to comply with increased minimum capital thresholds established by our regulators as part of their implementation of Basel III, but that capital may not be available when it is needed and could be dilutive to our existing shareholders, which could adversely affect our financial condition and results of operations.

In July 2013, the Federal Reserve, FDIC and Office of the Comptroller of the Currency approved final rules that established an integrated regulatory capital framework that addressed perceived shortcomings in certain capital requirements. The rules implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The major provisions of the rule applicable to the Company are:

•	The rule implements higher minimum capital requirements, includes a new common equity Tier1 capital requirement, and establishes criteria that instruments must meet in order to be considered Common Equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements are intended to both improve the quality and increase the quantity of capital required to be held by banking organizations. The minimum capital to risk-weighted assets (“RWA”) requirements under the rule are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The rule maintains the general structure of the current prompt corrective action, or PCA, framework while incorporating these increased minimum requirements.

•	The rule implements changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions. In addition, the rule requires that certain regulatory capital deductions be made from common equity Tier 1 capital.

•	Under the rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. A three-year phase-in of the capital conservation buffer requirements began on January 1, 2016. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.

•	The rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

Compliance by the Company and the Bank with these capital requirements affects their respective operations by increasing the amount of capital required to conduct operations. In order to support the operations at the Bank, we may need to raise capital in the future. Our ability to raise capital will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we may be unable to raise capital on terms acceptable to us if at all. If we cannot raise capital when needed, our ability to operate or further expand our operations could be materially impaired. In addition, if we decide to raise equity capital under such conditions, the interests of our shareholders could be diluted.

We may need additional access to capital, which we may be unable to obtain on attractive terms or at all.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments, for future growth, to fund losses or additional provision for loan losses in the future, or to strengthen our capital ratios. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our stock price could be negatively affected. In addition, if we decide to raise additional equity capital, our current shareholders’ interests could be diluted.

Liquidity is essential to our business.

The primary sources of our Bank’s funds are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions.

Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate, which could have a material adverse effect on our earnings and financial condition.

Increases in FDIC insurance premiums may adversely affect the Registrant’s net income and profitability.

The last economic recession caused a high level of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. We are generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are bank or financial institution failures that exceed the FDIC’s expectations, the Bank may be required to pay higher FDIC premiums than those currently in force. Any future increases or required prepayments of FDIC insurance premiums may adversely impact the Registrant’s earnings and financial condition.

We rely on other companies to provide key components of our business infrastructure.

Third party vendors provide key components of our business infrastructure such as internet connections, network access, core application processing, and operational software. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Any such failures could damage our reputation, which could negatively affect our operating results. Replacing these third party vendors could also entail significant delay and expense.

Security breaches and other information system disruptions, such as cyber-attacks, could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

The banking industry has experienced increasing efforts on the part of third parties, including through cyber-attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, and personally identifiable information of our customers and employees, on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any failure, interruption, or breach in security or operational integrity of these systems could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our financial condition, revenues and competitive position.

Failure to keep pace with technological change could adversely affect our business.

The banking industry undergoes frequent technological changes with introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in continuous technological improvements than we do. We may not be able to quickly deploy these new products and services or be successful in marketing these products and services to our customers. Additionally, the implementation of changes and maintenance to current systems may cause service interruptions, transaction processing errors and system conversion delays. Failure to successfully keep pace with technological change affecting the banking industry while avoiding interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

We generally outsource a portion of the operational and technological modifications and improvements we make to third parties and they may experience errors or disruptions that could adversely impact us and over which we may have limited control. In addition, these third parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into our existing businesses.

We may not be able to realize the remaining benefit of our deferred tax assets.

As of March 31, 2017 and December 31, 2016, we had a net deferred tax asset of $2.8 million and $2.8 million, respectively. A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of the total deferred tax asset will not be realized. In assessing the future ability of the Company to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

On April 5, 2017, the North Carolina Senate passed Senate Bill 325, or the “Billion Dollar Middle Class Tax Cut”. Currently the North Carolina state corporate income tax rate is 3%. Senate Bill 325 would reduce this rate further over the next two years to 2.75% for 2018 and 2.5% for 2019. The tax rate change to 2.75% would be effective for taxable years beginning on or after January 1, 2018. The tax rate change to 2.5% would be effective for taxable years beginning on or after January 1, 2019. In addition, the United States Congress and the President have indicated an interest in reforming the Internal Revenue Code. Possible approaches include lowering the federal corporate income tax rate and limiting or eliminating various other deductions, tax credits, and other tax preferences.

Our deferred tax asset is carried at its value based on the current rates within the tax code and therefore its value may be adversely affected by such changes to the Internal Revenue Code and state corporate tax. It is not possible at this time to determine what changes may be made and to quantify either the one-time impacts from the re-measurement of our deferred tax assets and liabilities that might result from tax reform or the ongoing impact reform proposals might have on income tax expense.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have goodwill recorded on our balance sheet as an asset with a carrying value as of March 31, 2017 of $6.9 million. Under GAAP, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values. The Bank is our only reporting unit. The price of our common stock is one of several factors available for estimating the fair value of our reporting units. Although the price of our common stock is currently trading above book value, for most of the last several years, it has traded below book value. Subject to the results of other valuation techniques, if this situation were to return and persist, it could indicate that a portion of our goodwill is impaired. Accordingly, for this reason or other reasons that indicate that the goodwill at any of our reporting units is impaired, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.

We may not be able to effectively compete with larger financial institutions for business.

Commercial banking in North Carolina is extremely competitive. The Bank competes in the North Carolina market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of these competitors have broader geographic markets, higher lending limits, more services, and more media advertising. We may not be able to compete effectively in our markets, and our results of operations could be adversely affected by the nature or pace of change in competition.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that historically would have been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as peer-to-peer payments, paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits resulting in reduced liquidity and loss of income generated from those deposits. Additionally, our customer base of consumers and small businesses has increasing non-bank options for credit. Now that credit is available through the Internet, competition for small balance loans is expected to increase. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

We may not be able to attract and retain skilled people and the lack of sufficient talent could adversely impact our operations.

Our success depends in part on our ability to retain key executives and to attract and retain additional qualified management personnel who have experience both in sophisticated banking matters and in operating a small- to mid-size bank. Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining the personnel we require. Consequently the loss of one or more members of our executive management team may have a material adverse effect on our operations.

Hurricanes or other adverse weather events could disrupt our operations, which could have an adverse effect on our business or results of operations.

North Carolina’s coastal region and inland areas of eastern North Carolina are affected, from time to time, by adverse weather events, particularly hurricanes. We cannot predict whether, or to what extent, damage caused by future hurricanes or other weather events will affect our operations. Weather events could cause a disruption in our day-to-day business activities and could have a material adverse effect on our business, results of operations and financial condition.

Our business reputation is important and any damage to it could have a material adverse effect on our business.

Our reputation is very important to sustain our business, as we rely on our relationships with our current, former and potential customers and shareholders, and the industries that we serve. Any damage to our reputation, whether arising from legal, regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, the conduct of our business or otherwise could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to an Investment in Our Common Stock

An investment in our common stock is not an insured deposit and may lose value.

Shares of our common stock are not savings accounts, deposits or other obligations of any depository institution and are not insured or guaranteed by the FDIC or any other governmental agency or instrumentality, any other deposit insurance fund or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section. As a result, if you acquire shares of our common stock, you may lose some or all of your investment.

The low trading volume in our common stock may adversely affect your ability to resell shares at prices that you find attractive or at all.

Our common stock is listed for quotation on the Nasdaq Global Market under the ticker symbol “SLCT”. The average daily trading volume for our common stock is less than that of larger financial institutions. Due to its relatively low trading volume, sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

The market price of our common stock may be volatile and subject to fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

•	actual or anticipated fluctuation in our operating results;
•	changes in interest rates;
•	changes in the legal or regulatory environment in which we operate;
•	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;
•	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;
•	future sales of our common stock;
•	changes in economic conditions in our market, general conditions in the U.S. economy, financial markets or the banking industry; and
•	other developments affecting our competitors or us.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent a shareholder from selling common stock at or above the current market price. These factors may also adversely affect our ability to raise capital in the open market if needed. In addition, we cannot say with any certainty that a more active and liquid trading market for its common stock will develop.

Additional issuances of common stock or securities convertible into common stock may dilute holders of our common stock.

We may, in the future, determine that it is advisable, or we may encounter circumstances where it is determined that it is necessary, to issue additional shares of common stock, securities convertible into, exchangeable for or that represent an interest in common stock, or common stock-equivalent securities to fund strategic initiatives or other business needs or to build additional capital. Our board of directors is authorized to cause us to issue additional shares of common stock from time to time for adequate consideration without any additional action on the part of our shareholders in some cases. The market price of our common stock could decline as a result of other offerings, as well as other sales of a large block of common stock or the perception that such sales could occur.

Offerings of debt, which would rank senior to our common stock upon liquidation, may adversely affect the market price of our common stock.

We may attempt to increase our capital resources or, if regulatory capital ratios fall below the required minimums, we could be forced to raise additional capital by making additional offerings of debt or equity securities, senior or subordinated notes, preferred stock and common stock. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive distributions of available assets prior to the holders of our common stock.

Anti-takeover provisions could adversely affect our shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced a repurchase program on August 31, 2016, by which management was authorized to repurchase up to 581,518 shares of Company common stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the three months ended March 31, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, in XBRL (eXtensible Business Reporting Language)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: May 10, 2017	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: May 10, 2017	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer

