Form 10-Q
period 2017-06-30
SELECT BANCORP, INC.
filed 2017-08-09
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 4, 2017, the Registrant had outstanding 11,662,621 shares of Common Stock, $1.00 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

SELECT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31,
	(Unaudited)	2016*
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$13,791	$14,372
Interest-earning deposits in other banks	43,512	40,342
Certificates of deposit	1,000	1,000
Investment securities available for sale, at fair value	56,852	62,257
Loans	738,021	677,195
Allowance for loan losses	(8,488)	(8,411)

NET LOANS	729,533	668,784

Accrued interest receivable	2,646	2,768
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	2,141	2,251
Other non-marketable securities	666	703
Foreclosed real estate	2,702	599
Premises and equipment, net	17,517	17,931
Bank owned life insurance	22,466	22,183
Goodwill	6,931	6,931
Core deposit intangible (“CDI”)	629	810
Assets held for sale	846	846
Other assets	5,292	4,863

TOTAL ASSETS	$906,524	$846,640

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$168,635	$163,569
Savings	35,162	38,394
Money market and NOW	174,169	174,205
Time	361,687	303,493

TOTAL DEPOSITS	739,653	679,661

Short-term debt	33,559	37,090
Long-term debt	22,839	23,039
Accrued interest payable	241	221
Accrued expenses and other liabilities	2,215	2,356

TOTAL LIABILITIES	798,507	742,367
Shareholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, $1.00 par value, 25,000,000 shares authorized; 11,662,471 and 11,645,413 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	11,662	11,645
Additional paid-in capital	69,725	69,597
Retained earnings	26,124	22,673
Common stock issued to deferred compensation trust, at cost; 284,972 and 280,432 shares at June 30, 2017 and December 31, 2016, respectively	(2,397)	(2,340)
Directors’ Deferred Compensation Plan Rabbi Trust	2,397	2,340
Accumulated other comprehensive income	506	358

TOTAL SHAREHOLDERS’ EQUITY	108,017	104,273

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$906,524	$846,640

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$9,024	$8,242	$17,731	$16,207
Federal funds sold and interest-earning deposits in other banks	119	60	207	137
Investments	326	343	656	733
TOTAL INTEREST INCOME	9,469	8,645	18,594	17,077

INTEREST EXPENSE
Money market, NOW and savings deposits	117	94	220	193
Time deposits	880	647	1,639	1,308
Short-term debt	63	106	118	140
Long-term debt	137	65	267	198
TOTAL INTEREST EXPENSE	1,197	912	2,244	1,839
NET INTEREST INCOME	8,272	7,733	16,350	15,238

PROVISION FOR LOAN LOSSES	1,083	158	889	510
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,189	7,575	15,461	14,728

NON-INTEREST INCOME
Gain on sale of investment securities	-	-	-	22
Service charges on deposit accounts	216	246	431	493
Other fees and income	562	585	1,077	1,182
TOTAL NON-INTEREST INCOME	778	831	1,508	1,697

NON-INTEREST EXPENSE
Personnel	3,702	3,087	7,116	6,289
Occupancy and equipment	492	607	1,064	1,181
Deposit insurance	75	135	147	261
Professional fees	251	252	571	487
CDI amortization	88	111	181	227
Information systems	534	524	1,038	1,033
Foreclosed-related expenses	(25)	24	(9)	63
Other	863	779	1,677	1,598
TOTAL NON-INTEREST EXPENSE	5,980	5,519	11,785	11,139
INCOME BEFORE INCOME TAX	1,987	2,887	5,184	5,286
INCOME TAXES	651	980	1,733	1,876
NET INCOME	1,336	1,907	3,451	3,410
DIVIDENDS ON PREFERRED STOCK	-	-	-	4
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,336	$1,907	$3,451	$3,406

NET INCOME PER COMMON SHARE
Basic	$0.11	$0.16	$0.30	$0.29
Diluted	$0.11	$0.16	$0.29	$0.29

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,662,117	11,594,995	11,657,391	11,589,217
Diluted	11,727,110	11,642,726	11,720,841	11,638,669

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)

Net income	$1,336	$1,907	$3,451	$3,410

Other comprehensive income (loss):
Unrealized gain on investment securities available for sale	151	338	233	1,099
Tax effect	(55)	(113)	(85)	(397)
	96	225	148	702
Reclassification adjustment for gain included in net income	-	-	-	(22)
Tax effect	-	-	-	8
	-	-	-	(14)

Total	96	225	148	688

Total comprehensive income	$1,432	$2,132	$3,599	$4,098

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

							Common
							Stock		Accumulated
							Issued		Other
					Additional		to Deferred		Compre-	Total
	Preferred Stock		Common Stock		paid-in	Retained	Compensation	Deferred	hensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Trust	Comp Plan	Income	Equity
Balance at December 31, 2015	7,645	$7,645	11,583,011	$11,583	$69,061	$15,923	$(2,139)	$2,139	$490	$ 104,702
Net income	-	-	-	-	-	3,410	-	-	-	3,410
Other comprehensive income, net	-	-	-	-	-	-	-	-	688	688
Preferred stock dividends paid	-	-	-	-	-	(4)	-	-	-	(4)
Preferred stock redemption	(7,645)	(7,645)	-	-	-	-	-	-	-	(7,645)
Stock option exercises	-	-	36,173	36	308	-	-	-	-	344
Stock based compensation	-	-	-	-	36	-	-	-	-	36
Director equity incentive plan, net	-	-	-	-	-	-	(85)	85	-	-
Balance at June 30, 2016	-	$-	11,619,184	$11,619	$69,405	$19,329	$(2,224)	$2,224	$1,178	$101,531

Balance at December 31, 2016	-	$-	11,645,413	$11,645	$69,597	$22,673	$(2,340)	$2,340	$358	$104,273
Net income	-	-	-	-	-	3,451	-	-	-	3,451
Other comprehensive income, net	-	-	-	-	-	-	-	-	148	148
Stock option exercises	-	-	17,058	17	85	-	-	-	-	102
Stock based compensation	-	-	-	-	43	-	-	-	-	43
Director equity incentive plan, net	-	-	-	-	-	-	(57)	57	-	-
Balance at June 30, 2017	-	$-	11,662,471	$11,662	$69,725	$26,124	$(2,397)	$2,397	$506	$108,017

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,451	$3,410
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	889	510
Depreciation and amortization of premises and equipment	575	520
Amortization and accretion of investment securities	282	400
Amortization of deferred loan fees and costs	(291)	(236)
Amortization of core deposit intangible	181	227
Stock-based compensation	43	36
Accretion on acquired loans	(450)	(534)
Amortization of acquisition premium on time deposits	(161)	(385)
Net accretion of acquisition discount on borrowings	(87)	(153)
Increase in cash surrender value of bank owned life insurance	(283)	(296)
Net (gain) loss on sale and write-downs of foreclosed real estate	(61)	48
Gain on sale of premises and equipment	(9)	-
Net gain on investment security sales	-	(22)
Change in assets and liabilities:
Net change in accrued interest receivable	122	(56)
Net change in other assets	(514)	7
Net change in accrued expenses and other liabilities	(121)	2,087

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,566	5,563

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase (redemption) of FHLB stock	110	(206)
Purchase (redemption) of non-marketable security	37	(52)
Purchase of investment securities available for sale	(759)	(1,517)
Maturities of investment securities available for sale	3,255	7,434
Mortgage-backed securities pay-downs	2,860	5,010
Proceeds from sale of investment securities available for sale	-	624
Net change in loans outstanding	(63,323)	(14,436)
Proceeds from sale of foreclosed real estate	384	1,215
Proceeds from sale of premises and equipment	(247)	-
Purchases of premises and equipment	95	(456)

NET CASH USED BY INVESTING ACTIVITIES	(57,588)	(2,384)

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$60,153	$10,498
Proceeds from short-term debt	-	16,000
Repayments on short-term debt	(3,444)	(14,390)
Repayments on long-term debt	(200)	(913)
Preferred stock dividends paid	-	(4)
Redemption of preferred stock	-	(7,645)
Proceeds from stock option exercises	102	344

NET CASH PROVIDED BY FINANCING ACTIVITIES	56,611	3,890

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,589	7,069

CASH AND CASH EQUIVALENTS, BEGINNING	55,714	63,409

CASH AND CASH EQUIVALENTS, ENDING	$58,303	$70,478

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,224	$1,820
Taxes	1,768	-

Non-cash transactions:
Unrealized gains on investment securities available for sale, net of tax	148	688
Transfers from loans to foreclosed real estate	2,426	578
Transfers from premises and equipment to assets held for sale	-	400

See accompanying notes.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE A - BASIS OF PRESENTATION

Select Bancorp, Inc. (“Company”) is a bank holding company whose principal business activity consists of ownership of Select Bank & Trust Company (referred to as the “Bank”). In 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of the Company. New Century Statutory Trust I is not a consolidated subsidiary of the Company. On July 25, 2014 the Company changed its name from New Century Bancorp, Inc. to Select Bancorp, Inc. following its acquisition by merger of Select Bancorp, Inc., Greenville, NC (which we refer to herein as “Legacy Select”). The Company is subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the North Carolina Commissioner of Banks.

Select Bank & Trust Company was originally incorporated as New Century Bank on May 19, 2000 and began banking operations on May 24, 2000. On July 25, 2014, in connection with the Company’s acquisition of Legacy Select, the Bank changed its name from New Century Bank to Select Bank & Trust Company following the merger of the two banking corporations. The Bank is the only banking subsidiary of the Company, and its headquarters and operations center are located in Dunn, NC. The Bank is engaged in general commercial and retail banking in central and eastern North Carolina and operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2016 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2017. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the June 30, 2017 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At June 30, 2017 and 2016 there were 23,300 and 123,800 anti-dilutive options outstanding, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average shares used for basic net income available to common shareholders	11,662,117	11,594,995	11,657,391	11,589,217

Effect of dilutive stock options	64,993	47,731	63,450	49,452

Weighted average shares used for diluted net income available to common shareholders	11,727,110	11,642,726	11,720,841	11,638,669

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 addresses the recognition of revenue from contracts with customers with the core principle being for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify guidance for identifying performance obligations and licensing implementation. The Company is currently evaluating the impact on additional disclosure requirements as each of the standards is adopted, however it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting, to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, including the tax effect of forfeitures and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments were effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company has adopted these amendments to its financial statements during the first quarter of 2017 with a positive impact to net earnings as an excess tax benefit of $4,000 was recorded through the income statement rather than additional paid in capital.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, amending the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

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

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments—Equity Method and Joint Ventures Topics of the Accounting Standards Codification.  The ASU incorporates into the Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards.  The ASU was effective upon issuance. The Company is currently evaluating the impact on additional disclosure requirements as each of the standards is adopted, however it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

In January 2017, the FASB amended the Goodwill and Other Topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company does not expect these amendments to have a material effect on its financial statements.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2017, the FASB amended the Other Income Topic of the Accounting Standards Codification to clarify the scope of the guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2017, the FASB amended the requirements in the Compensation—Stock Compensation Topic of the Accounting Standards Codification related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agency securities, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three and six months ended June 30, 2017. Valuation techniques are consistent with techniques used in prior periods.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

Investment securities available for sale June 30, 2017	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$12,577	$-	$12,577	$-
Mortgage-backed securities - GSE’s	30,084	-	30,084	-
Municipal bonds	14,191	-	14,191	-

Total	$56,852	$-	$56,852	$-

Investment securities available for sale December 31, 2016	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$14,159	$-	$14,159	$-
Mortgage-backed securities - GSE’s	32,363	-	32,363	-
Municipal bonds	15,735	-	15,735	-

Total	$62,257	$-	$62,257	$-

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310 “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2017 and December 31, 2016, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At June 30, 2017, the discounts to appraised value used are weighted between 6% and 61%. There were no transfers between levels from the prior reporting periods and there have been no changes in valuation techniques for the three months ended June 30, 2017.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at estimated fair value less estimated selling costs. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate is the discount applied to appraised values to account for expected liquidation and selling costs. At June 30, 2017, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three months ended June 30, 2017.

Assets held for sale

During 2015, a branch facility was taken out of service as part of the Company’s branch restructuring plan and reclassified as held for sale. The property is recorded at the remaining book balance of the asset or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. The significant unobservable input used is the discount applied to appraised values to account for expected liquidation and selling costs ranged between 1% and 25 % at June 30, 2017. There have been no changes in the valuation techniques for the three months ended June 30, 2017.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

Asset Category June 30, 2017	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,943	$-	$-	$2,943
Assets held for sale	846	-	-	846
Foreclosed real estate	2,702	-	-	2,702

Total	$6,491	$-	$-	$6,491

Asset Category December 31, 2016	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$5,805	$-	$-	$5,805
Asset held for sale	846	-	-	846
Foreclosed real estate	599	-	-	599

Total	$7,250	$-	$-	$7,250

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following table presents the carrying values and estimated fair values of the Company's financial instruments at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$13,791	$13,791	$13,791	$-	$-
Certificates of deposit	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	43,512	43,512	43,512	-	-
Investment securities available for sale	56,852	56,852	-	56,852	-
Loans, net	729,533	734,564	-	-	734,564
Accrued interest receivable	2,646	2,646	-	2,646	-
Stock in FHLB	2,141	2,141	-	-	2,141
Other non-marketable securities	666	666	-	-	666

Financial liabilities:
Deposits	$739,653	$738,037	$-	$738,037	$-
Short-term debt	33,559	33,559	-	33,559	-
Long-term debt	22,839	17,449	-	17,449	-
Accrued interest payable	241	241	-	241	-

	December 31, 2016
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$14,372	$14,372	$14,372	$-	$-
Certificates of deposits	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	40,342	40,342	40,342	-	-
Investment securities available for sale	62,257	62,257	-	62,257	-
Loans, net	668,784	671,208	-	-	671,208
Accrued interest receivable	2,768	2,768	-	2,768	-
Stock in the FHLB	2,251	2,251	-	-	2,251
Other non-marketable securities	703	703	-	-	703

Financial liabilities:
Deposits	$679,661	$678,328	$-	$678,328	$-
Short-term debt	37,090	37,177	-	37,177	-
Long-term debt	23,039	17,649	-	17,649	-
Accrued interest payable	221	221	-	221	-

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

NOTE E - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investments (“AFS”), with gross unrealized gains and losses, follow:

	June 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$12,426	$160	$(9)	$12,577
Mortgage-backed securities – GSE’s	29,727	395	(38)	30,084
Municipal bonds	13,904	287	-	14,191

	$56,057	$842	$(47)	$56,852

As of June 30, 2017, accumulated other comprehensive income included net unrealized gains totaling $795,000. Deferred tax liabilities resulting from these net unrealized gains totaled $289,000.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E - INVESTMENT SECURITIES (continued)

The scheduled maturities of securities available for sale, with gross unrealized gains and losses, were as follows:

	June 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
Within 1 year	$1,554	$7	$-	$1,561
After 1 year but within 5 years	41,301	572	(47)	41,826
After 5 years but within 10 years	6,943	142	-	7,085
After 10 years	6,259	121	-	6,380

	$56,057	$842	$(47)	$56,852

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Securities available for sale:
Within 1 year	$3,735	$12	$-	$3,747
After 1 year but within 5 years	37,615	424	(110)	37,929
After 5 years but within 10 years	10,695	109	(12)	10,792
After 10 years	9,650	144	(5)	9,789

	$61,695	$689	$(127)	$62,257

Securities with a carrying value of $19.6 million and $34.3 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

None of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended June 30, 2017 and December 31, 2016. In 2016 the Company realized a gain on the disposal of eleven securities and has not incurred any gains or losses related to securities sales in 2017.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E- INVESTMENT SECURITIES (continued)

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016.

	June 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSEs	$1,433	$(9)	$-	$-	$1,433	$(9)
Mortgage-backed securities- GSEs	5,420	(38)	-	-	5,420	(38)
Municipal bonds	110	-	-	-	110	-
Total temporarily impaired securities	$6,963	$(47)	$-	$-	$6,963	$(47)

At June 30, 2017, the Company had no AFS securities with an unrealized loss for twelve or more consecutive months. One U.S. government agency GSE, one municipal and six mortgage-backed GSEs had unrealized losses for less than twelve months totaling $47,000 at June 30, 2017. All unrealized losses are attributable to the general trend of interest rates. During the first six months of 2017 there were no investment security sales. During the first quarter of 2016 gross proceeds of investment sales amounted to $624,000 and gains of $22,000. There were no sales of investment securities in the second quarter of 2016.

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(in thousands)
Securities available for sale:
U.S. government agencies – GSEs	$2,748	$(13)	$1,651	$(12)	$4,399	$(25)
Mortgage-backed securities- GSEs	8,778	(101)	-	-	8,778	(101)
Municipal bonds	110	(1)	-	-	110	(1)
Total temporarily impaired securities	$11,636	$(115)	$1,651	$(12)	$13,287	$(127)

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS

Following is a summary of the composition of the Company’s loan portfolio at June 30, 2017 and December 31, 2016:

	June 30,		December 31,
Total Loans:	2017		2016
		Percent		Percent
	Amount	of total	Amount	of total
	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$103,644	14.04%	$97,978	14.47%
Commercial real estate	297,406	40.30%	281,723	41.60%
Multi-family residential	71,066	9.63%	56,119	8.29%
Construction	126,265	17.11%	100,911	14.90%
Home equity lines of credit (“HELOC”)	42,305	5.73%	41,158	6.08%

Total real estate loans	640,686	86.81%	577,889	85.34%

Other loans:
Commercial and industrial	88,206	11.95%	90,678	13.39%
Loans to individuals	10,365	1.40%	9,756	1.44%
Overdrafts	57	0.01%	71	0.01%
Total other loans	98,628	13.36%	100,505	14.84%

Gross loans	739,314		678,394
Less deferred loan origination fees, net	(1,293)	(0.17)%	(1,199)	(0.18)%
Total loans	738,021	100.00%	677,195	100.00%

Allowance for loan losses	(8,488)		(8,411)

Total loans, net	$729,533		$668,784

Loans are primarily secured by real estate located in eastern and central North Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

At June 30, 2017, the Company had pre-approved but unused lines of credit for customers totaling $135.8 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

A floating lien of $92.2 million of loans was pledged to the FHLB to secure borrowings at June 30, 2017.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of June 30, 2017 and December 31, 2016, respectively:

Total Loans:	June 30, 2017
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(dollars in thousands)

Commercial and industrial	$19	$70	$89	$88,117	$88,206
Construction	207	91	298	125,967	126,265
Multi-family residential	-	48	48	71,018	71,066
Commercial real estate	118	1,442	1,560	295,846	297,406
Loans to individuals & overdrafts	32	6	38	10,384	10,422
1-to-4 family residential	26	921	947	102,697	103,644
HELOC	117	365	482	41,823	42,305
Deferred loan (fees) cost, net	-	-	-	-	(1,293)

	$519	$2,943	$3,462	$735,852	$738,021

There were five loans that amounted to $956,000 that were more than 90 days past due and still accruing interest at June 30, 2017.

	December 31, 2016
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(in thousands)

Total Loans
Commercial and industrial	$1,459	$73	$1,532	$89,146	$90,678
Construction	221	151	372	100,539	100,911
Multi-family residential	46	346	392	55,727	56,119
Commercial real estate	589	3,807	4,396	277,327	281,723
Loans to individuals & overdrafts	23	46	69	9,758	9,827
1-to-4 family residential	631	602	1,233	96,745	97,978
HELOC	24	780	804	40,354	41,158
Deferred loan (fees) cost, net	-	-	-	-	(1,199)
	$2,993	$5,805	$8,798	$669,596	$677,195

There were three loans in the aggregate amount of $529,000 greater than 90 days past due and still accruing interest at December 31, 2016.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of June 30, 2017 and December 31, 2016:

				Three months ended		Six months ended
	As of June 30, 2017			June 30, 2017		June 30, 2017
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,053	$1,063	$-	$1,077	$21	$1,119	$40
Construction	164	251	-	169	1	198	5
Commercial real estate	3,674	4,867	-	3,958	54	4,019	113
Loans to individuals & overdrafts	-	-	-	-	-	-	-
Multi-family residential	48	48	-	48	-	197	-
1-to-4 family residential	1,222	1,435	-	1,022	20	1,111	33
HELOC	648	832	-	654	12	844	22
Subtotal:	6,809	8,496	-	6,928	108	7,488	213
With an allowance recorded:
Commercial and industrial	-	-	-	-	-	1	-
Construction	-	-	-	-	-	-	-
Commercial real estate	630	686	12	1,429	10	1,563	20
Loans to individuals & overdrafts	-	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-
1-to-4 family residential	300	304	16	302	5	298	11
HELOC	33	35	-	16	-	33	-
Subtotal:	963	1,025	28	1,747	15	1,895	31
Totals:
Commercial	5,569	6,915	13	6,681	86	7,097	178
Consumer	-	-	-	-	-	-	-
Residential	2,203	2,606	15	1,994	37	2,286	66
Grand Total:	$7,772	$9,521	$28	$8,675	$123	$9,383	$244

Impaired loans at June 30, 2017 were approximately $7.8 million and were composed of $2.9 million in nonaccrual loans and $4.9 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $963,000 in impaired loans had specific allowances provided for them while the remaining $6.8 million had no specific allowances recorded at June 30, 2017. Of the $6.8 million with no allowance recorded, $1.4 million of those loans have had partial charge-offs recorded.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans (continued)

				Three months ended		Six months ended
	As of December 31, 2016			June 30, 2016		June 30, 2016
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$46	$46	$-	$469	$2	$237	$8
Construction	231	318	-	558	2	563	6
Commercial real estate	4,364	5,983	-	3,304	29	4,378	72
Loans to individuals & overdrafts	1,139	1,144	-	-	-	-	-
Multi-family residential	346	365	-	368	3	397	8
1 to 4 family residential	1,000	1,278	-	1,257	36	1,656	52
HELOC	1,041	1,378	-	658	10	661	18
Subtotal:	8,167	10,512	-	6,614	82	7,892	164
With an allowance recorded:
Commercial and industrial	-	-	-	35	-	39	1
Construction	-	-	-	-	-	-	-
Commercial real estate	2,496	2,905	80	3,389	4	2,165	18
Loans to individuals & overdrafts	1	1	1	-	-	2	-
Multi-family residential	-	-	-	-	-	-	-
1 to 4 family residential	296	296	17	314	2	284	8
HELOC	34	35	19	41	-	16	-
Subtotal:	2,827	3,237	117	3,779	6	2,506	27
Totals:
Commercial	7,483	9,617	80	8,123	40	7,779	113
Consumer	1,140	1,145	1	-	-	2	-
Residential	2,371	2,987	36	2,270	48	2,617	78
Grand Total:	$10,994	$13,749	$117	$10,393	$88	$10,398	$191

Impaired loans at December 31, 2016 were approximately $11.0 million and consisted of $5.8 million in non-accrual loans and $5.2 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately, $2.8 million of the $11.0 million in impaired loans at December 31, 2016 had specific allowances aggregating $117,000 while the remaining $8.2 million had no specific allowances recorded. Of the $8.2 million with no allowance recorded, partial charge-offs to date amounted to $2.3 million.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30, 2017			Six months ended June 30, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
	(Dollars in thousands)
Extended payment terms:
1-to-4 family residential	1	$17	$17	1	$17	$17
Commercial & industrial	1	44	44	1	44	44

Total	2	$61	$61	2	$61	$61

	Three months ended June 30, 2016			Six months ended June 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
	(Dollars in thousands)
Extended payment terms:
1-to-4 family residential	1	$49	$49	1	$49	$49
Commercial & industrial	2	251	160	3	296	206
Loans to individuals	1	4	4	1	4	4

Total	4	$304	$213	5	$349	$259

Loans may be considered troubled debt restructurings for reasons other than below market interest rates, extended payment terms or forgiveness of principal.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default during that period together with concessions made by loan class during the twelve month period ended June 30, 2017 and 2016:

	Twelve months ended		Twelve months ended
	June 30, 2017		June 30, 2016
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
	(Dollars in thousands)
Extended payment terms:
Commercial real estate	-	$-	3	$206
Commercial & industrial	2	$927	-	-
Loans to individuals	-	-	1	4
Multi-family residential	-	-	1	370
1-to-4 family residential	1	77	1	49
Total	3	$1,004	6	$629

At June 30, 2017, the Bank had thirty two loans with an aggregate balance of $4.7 million that were considered to be troubled debt restructurings. Of those TDRs, seventeen loans with a balance totaling $3.2 million were still accruing as of June 30, 2017. The remaining TDRs with balances totaling $1.5 million as of June 30, 2017 were in non-accrual status.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Credit Quality Indicators (continued)

•	Risk Grade 3 (Good) - These loans have excellent sources of repayment, with no significant identifiable risk of collection. Generally, these loans will be in conformity in all respects with Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind). Loans assigned this risk grade will demonstrate the following characteristics:
o	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.
o	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

•	Risk Grade 4 (Acceptable) - This grade is given to acceptable loans. These loans have adequate sources of repayment, with little identifiable risk of collection. Loans assigned this risk grade will demonstrate the following characteristics:
o	General conformity to the Bank's policy requirements, product guidelines and underwriting standards, with limited exceptions. Any exceptions that are identified during the underwriting and approval process have been adequately mitigated by other factors.
o	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.
o	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

•	Risk Grade 5 (Acceptable With Care) - This grade is given to acceptable loans that show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss. Loans assigned this grade may demonstrate some or all of the following characteristics:
o	Additional exceptions to the Bank's policy requirements, product guidelines or underwriting standards that present a higher degree of risk to the Bank. Although the combination and/or severity of identified exceptions is greater, all exceptions have been properly mitigated by other factors.
o	Unproven, insufficient or marginal primary sources of repayment that appear sufficient to service the debt at this time. Repayment weaknesses may be due to minor operational issues, financial trends, or reliance on projected (not historic) performance.
o	Marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.

•	Risk Grade 6 (Watch List or Special Mention) – Loans in this category can have the following characteristics:
o	Loans with underwriting guideline tolerances and/or exceptions and with no mitigating factors.
o	Extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank's position at some future date. Potential weaknesses are the result of deviations from prudent lending practices.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of June 30, 2017 and December 31, 2016, respectively:

Total loans:

June 30, 2017
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(In thousands)

Superior	$402	$-	$-	$-
Very good	815	260	440	-
Good	10,680	6,089	38,673	10,732
Acceptable	31,509	18,517	168,342	40,469
Acceptable with care	43,124	100,869	84,288	19,578
Special mention	1,444	302	2,175	-
Substandard	232	228	3,488	287
Doubtful	-	-	-	-
Loss	-	-	-	-
	$88,206	$126,265	$297,406	$71,066

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$97,834	$40,717
Special mention	2,934	485
Substandard	2,876	1,103
	$103,644	$42,305

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$10,411
Non –pass	11
$10,422

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

The following table documents changes to the amount of the accretable yield on PCI loans for the three and six months ended June 30, 2017 (dollars in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2017	2017
	(Dollars in thousands)

Accretable yield, beginning of period	$2,465	$2,626
Accretion	(260)	(520)
Reclassification from (to) nonaccretable difference	72	79
Other changes, net	3	95
Accretable yield, end of period	$2,280	$2,280

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and six month periods ended June 30, 2017, respectively:

	Three months ended June 30, 2017
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(Dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$958	$1,177	$3,169	$770	$589	$465	$583	$7,711
Provision for loan losses	(119)	111	1,110	143	(28)	(294)	149	1,072
Loans charged-off	(35)	-	(373)	-	-	(34)	-	(442)
Recoveries	91	4	7	10	2	5	-	119
Balance, end of period	$895	$1,292	$3,913	$923	$563	$142	$732	$8,460

PCI Loans
Balance, beginning of period	$5	$-	$294	$-	$12	$-	$-	$311
Provision for loan losses	(5)	-	12	16	(12)	-	-	11
Loans charged-off	-	-	(294)	-	-	-	-	(294)
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$12	$16	$-	$-	$-	$28

Total Loans
Balance, beginning of period	$963	$1,177	$3,463	$770	$601	$465	$583	$8,022
Provision for loan losses	(124)	111	1,122	159	(40)	(294)	149	1,083
Loans charged-off	(35)	-	(667)	-	-	(34)	-	(736)
Recoveries	91	4	7	10	2	5	-	119
Balance, end of period	$895	$1,292	$3,925	$939	$563	$142	$732	$8,488

Ending Balance: individually evaluated for impairment	$-	$-	$12	$16	$-	$-	$-	$28
Ending Balance: collectively evaluated for impairment	$895	$1,292	$3,913	$923	$563	$142	$732	$8,460

Loans:
Ending Balance: collectively evaluated for impairment	$87,153	$126,101	$293,102	$102,122	$41,624	$10,422	$71,018	$731,542
Ending Balance: individually evaluated for impairment	$1,053	$164	$4,304	$1,522	$681	$-	$48	$7,772
Ending Balance	$88,206	$126,265	$297,406	$103,644	$42,305	$10,422	$71,066	$739,314

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2017
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(Dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$1,211	$1,301	$3,448	$846	$611	$317	$628	$8,362
Provision for loan losses	(466)	(18)	1,081	58	(2)	(139)	102	616
Loans charged-off	(37)	-	(623)	-	(69)	(50)	-	(779)
Recoveries	187	9	7	19	23	14	2	261
Balance, end of period	$895	$1,292	$3,913	$923	$563	$142	$732	$8,460

PCI Loans
Balance, beginning of period	$37	$-	$-	$-	$12	$-	$-	$49
Provision for loan losses	(37)	-	306	16	(12)	-	-	273
Loans charged-off	-	-	(294)	-	-	-	-	(294)
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$12	$16	$-	$-	$-	$28

Total Loans
Balance, beginning of period	$1,248	$1,301	$3,448	$846	$623	$317	$628	$8,411
Provision for loan losses	(503)	(18)	1,387	74	(14)	(139)	102	889
Loans charged-off	(37)	-	(917)	-	(69)	(50)	-	(1,073)
Recoveries	187	9	7	19	23	14	2	261
Balance, end of period	$895	$1,292	$3,925	$939	$563	$142	$732	$8,488

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)

Beginning balance	$410	$953	$358	$490

Unrealized gain (loss) on investment securities available for sale	151	338	233	1,099
Tax effect	(55)	(113)	(85)	(397)
Other comprehensive gain (loss) before reclassification	96	225	148	702
Amounts reclassified from accumulated comprehensive income:
Realized gains on investment securities included in net income	-	-	-	(22)
Tax effect	-	-	-	8
Total reclassifications net of tax	-	-	-	(14)

Net current period other comprehensive income	96	225	148	688

Ending balance	$506	$1,178	$506	$1,178

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements totaled $12.7 million and $12.0 million at June 30, 2017 and December 31, 2016, respectively.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE I - REPURCHASE AGREEMENTS (continued)

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in short-term borrowings as of June 30, 2017 and December 31, 2016 is presented in the following tables.

	June 30, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30	30-90	Greater than
(Dollars in thousands)	continuous	Days	Days	90 Days	Total
Repurchase agreements
U.S. government agencies-GSE’s	$6,222	$-	$-	$-	$6,222
Mortgage-backed Securities-GSEs	6,432	-	-	-	6,432
Total borrowings	$12,654	$-	$-	$-	$12,654
Gross amount of recognized liabilities for repurchase agreements					$11,560

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30	30-90	Greater than
(in thousands)	continuous	Days	Days	90 Days	Total
Repurchase agreements
U.S. government agencies-GSE’s	$5,568	$-	$-	$-	$5,568
Mortgage-backed Securities-GSEs	6,496	-	-	-	6,496
Total borrowings	$12,064	$-	$-	$-	$12,064
Gross amount of recognized liabilities for repurchase agreements					$12,003

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE J – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned during the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2017	2016
	(Dollars in thousands)

Beginning balance January 1	$599	$1,401
Sales	(384)	(1,215)
Write-downs	61	(48)
Transfers	2,426	578
Ending balance	$2,702	$716

At June 30, 2017 and December 31, 2016, the Company had $2.7 million and $599,000, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure totaled $135,000 and none at June 30, 2017 and December 31, 2016, respectively.

NOTE K – SUBSEQUENT EVENTS

The Company and Bank have entered into an Agreement and Plan of Merger and Reorganization dated as of July 20, 2017, with Premara Financial, Inc. (“Premara”) and its subsidiary bank, Carolina Premier Bank, Charlotte, NC. Pursuant to the terms of the merger agreement, the Company would acquire Carolina Premier Bank through the merger of Premara with and into the Company, with the Company as the surviving corporation. Immediately following the parent company merger, Carolina Premier Bank would be merged with and into the Bank, with the Bank as the surviving banking corporation in the bank merger. The transaction is subject to various closing conditions, including the receipt of requisite shareholder approvals and required approvals of State and Federal banking regulators.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Select Bancorp, Inc. (the “Company”). This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs and assumptions and information currently available to us. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results, performance or achievements may differ materially from the results expressed or implied by our forward-looking statements. Factors that could influence actual results, performance or achievements include, among other things: changes in national, regional and local market conditions; changes in legislative and regulatory conditions; changes in the interest rate environment; breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats; adverse change in credit quality trends; and diversion of management’s time and attention to merger-related issues.

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

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small- to medium-sized businesses located in Harnett, Brunswick, New Hanover, Carteret, Cumberland, Johnston, Pitt, Robeson, Sampson, Wake, Pasquotank, Martin, Alamance, and Wayne counties in North Carolina. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking accounts, savings accounts and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

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

We closed our branch located at 6390 Ramsey Street, Fayetteville, North Carolina and transferred accounts to our Fayetteville branch located at 2818 Raeford Road during September 2015. The property that housed our former Ramsey Street branch is included in assets held for sale on the consolidated balance sheet as of June 30, 2017.

Comparison of Financial Condition at

June 30, 2017 and December 31, 2016

During the first six months of 2017, total assets increased by $59.9 million to $906.5 million as of June 30, 2017. The increase in assets was due primarily to loan growth funded by demand deposits accounts and time deposits. Earning assets at June 30, 2017 totaled $833.7 million and consisted of $729.5 million in net loans, $56.9 million in investment securities, $44.5 million in overnight investments and interest-bearing deposits in other banks and $2.8 million in non-marketable equity securities, of which $2.1 million is FHLB stock. Total deposits and shareholders’ equity at the end of the second quarter of 2017 were $739.7 million and $108.0 million, respectively.

Since the end of 2016, gross loans have increased by $60.8 million to $738.0 million as of June 30, 2017. At June 30, 2017, gross loans consisted of $88.2 million in commercial and industrial loans, $297.4 million in commercial real estate loans, $71.1 million in multi-family residential loans, $10.4 million in loans to individuals, $103.6 million in 1-to-4 family residential real estate loans, $42.3 million in HELOCs, and $126.3 million in construction loans. Deferred loan fees, net of costs, on these loans were $1.3 million at June 30, 2017.

At June 30, 2017 and December 31, 2016, there were no federal funds sold and no repurchase agreements. Interest-earning deposits in other banks were $44.5 million at June 30, 2017, a $3.2 million increase from December 31, 2016. The Company’s investment securities at June 30, 2017 were $56.9 million, a decrease of $5.4 million from December 31, 2016 in order to provide funding for higher yielding loans. The investment portfolio as of June 30, 2017 consisted of $12.6 million in government agency debt securities, $30.1 million in mortgage-backed securities and $14.2 million in municipal securities. The net unrealized gain on these securities was $795,000.

At June 30, 2017, the Company had an investment of $2.1 million in FHLB stock, which decreased by $110,000 from December 31, 2016. Also, the Company had $666,000 in other non-marketable securities at June 30, 2017, which decreased by $37,000 from December, 31, 2016.

At June 30, 2017, non-earning assets were $72.8 million, an increase of $1.5 million from $71.3 million as of December 31, 2016. Non-earning assets included $13.8 million in cash and due from banks, bank premises and equipment of $17.5 million, goodwill of $6.9 million, core deposit intangible of $629,000, accrued interest receivable of $2.6 million, foreclosed real estate of $2.7 million, $22.5 million in bank owned life insurance (“BOLI”), $846,000 of assets held for sale, and other assets of $5.3 million which included $2.7 million in deferred tax assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets. The increase in non-earning assets was due primarily to the increase in deposits and the corresponding increase in on-balance sheet cash.

Total deposits at June 30, 2017 were $739.7 million and consisted of $168.6 million in non-interest-bearing demand deposits, $174.2 million in money market and NOW accounts, $35.2 million in savings accounts, and $361.7 million in time deposits. Total deposits increased by $60.0 million from $679.7 million as of December 31, 2016, due primarily to an increase in CD deposits from a deposit program and wholesale deposits. The Bank had no brokered demand deposits and $72.6 million in brokered time deposits as of June 30, 2017.

As of June 30, 2017, the Company had $33.6 million of short-term debt of which $11.6 million was repurchase agreements with local customers, $32.5 million (of which $10.5 million is identified as long-term debt) in FHLB borrowings, and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at June 30, 2017 was $108.0 million, an increase of $3.7 million from $104.3 million as of December 31, 2016. This increase is primarily due to year to date earnings of $3.5 million. Accumulated other comprehensive income relating to available for sale securities increased $148,000 during the six months ended June 30, 2017. Other changes in shareholders’ equity included increases of $43,000 in stock-based compensation and $102,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At June 30, 2017, the Company had $519,000 in loans that were 30 to 89 days past due. This represented 0.07% of gross loans outstanding on that date. This is a decrease from December 31, 2016 when there were $3.0 million in loans that were 30-89 days past due or 0.44% of gross loans outstanding. Non-accrual loans decreased from $5.8 million at December 31, 2016 to $2.9 million at June 30, 2017. Past dues have decreased due to timely payments from customers and nonaccruals decreased primarily as a result of foreclosure on two loans.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased from 1.39% at December 31, 2016 to 0.83% at June 30, 2017. The Company has experienced a decrease in non-accruals from $5.8 million at December 31, 2016 to $2.9 million as of June 30, 2017 and a decrease in accruing troubled debt restructurings from $3.6 million at December 31, 2016 to $3.2 million as of June 30, 2017. Of the $2.9 million decrease in non-accrual loans in the first half of the year, the decrease is related primarily to a reduction of $2.4 million in Commercial Real Estate, $415,000 in HELOCs, $298,000 in Multi-family which was netted against an increase of $319,000 in 1-to-4 Family Residential loan pool classifications.

At June 30, 2017, the Company had thirty-two loans totaling $4.7 million that were considered to be troubled debt restructurings. Seventeen of these loans totaling $3.2 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	June 30,	December 31,
	2017	2016
	(Dollars in thousands)

Non-accrual loans	$2,943	$5,805
Accruing TDRs	3,216	3,625
Total non-performing loans	6,159	9,430
Foreclosed real estate	2,702	599
Total non-performing assets	$8,861	$10,029

Accruing loans past due 90 days or more	$956	$529
Allowance for loan losses	$8,488	$8,411

Non-performing loans to period end loans	0.83%	1.39%
Non-performing loans and accruing loans past due 90 days or more to period end loans	0.96%	1.47%
Allowance for loans losses to period end loans	1.15%	1.24%
Allowance for loan losses to non-performing loans	138%	89%
Allowance for loan losses to non-performing assets	96%	84%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	86%	80%
Non-performing assets to total assets	0.98%	1.18%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.08%	1.25%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at June 30, 2017 and December 31, 2016 were $8.9 million and $10.0 million, respectively. The allowance for loan losses at June 30, 2017 represented 96% of non-performing assets compared to 84% at December 31, 2016.

Total impaired loans at June 30, 2017 were $7.8 million. This includes $2.9 million in loans that were classified as impaired because they were in non-accrual status and $4.9 million in loans that were determined to be impaired for other reasons. Of these loans, $963,000 required a specific reserve of $28,000 at June 30, 2017.

Total impaired loans at December 31, 2016 were $11.0 million. This includes $5.8 million in loans that were considered to be impaired due to being in non-accrual status and $5.2 million in loans that were deemed to be impaired for other reasons. Of these loans, $2.8 million required a specific reserve of $117,000 at December 31, 2016.

The allowance for loan losses was $8.5 million at June 30, 2017 or 1.15% of gross loans outstanding. This is a decrease from the 1.24% reported as a percentage of gross loans at December 31, 2016. The Legacy Select loans were recorded at estimated fair value as of the acquisition date and the related credit risk reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of the allowance for loan losses to gross loans at June 30, 2017 for all periods post acquisition of Legacy Select. The allowance for loan losses at June 30, 2017 and December 31, 2016 represented 138% and 89%, respectively, of non-performing loans. It is management’s assessment that the allowance for loan losses as of June 30, 2017 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future.

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

At June 30, 2017 and December 31, 2016, the Company had $17.7 million and $21.7 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At June 30, 2017 and December 31, 2016, the Company had $6.3 million and $4.8 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 20.7% and 23.6% of total risk-based capital as of June 30, 2017 and December 31, 2016, which is less than the 100% maximum allowed. These loans may present more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At June 30, 2017 the Company had three product type groups which exceeded this guideline; Real Estate Construction – Speculative and Presold, which represented 45% of risk-based capital, or $52.6 million, 1-4 Family Rental, which represented 57%, or $66.3 million and Multifamily Residential, which represented 60% of risk-based capital, or $69.5 million. All other commercial real estate groups were at or below the 40% threshold. At December 31, 2016, the Company exceeded the 40% guideline in two product types. The 1-to-4 Family Residential Rental category represented 66% of Risk-Based Capital or $74.2 million and the Multi-family Residential category represented 49% of Risk-Based Capital or $54.5 million at December 31, 2016. All other commercial real estate product types were under the 40% threshold.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of June 30, 2017 and December 31, 2016.

Acquisition, Development and Construction Loans

(Dollars in thousands)

	June 30, 2017			December 31, 2016
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total

Total ADC loans	$99,743	$26,522	$126,265	$76,037	$24,874	$100,911

Average Loan Size	$195	$305		$166	$350

Percentage of total loans	13.51%	3.76%	17.27%	11.23%	3.67%	14.90%

Non-accrual loans	$134	$21	$155	$151	$-	$151

Management closely monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at June 30, 2017 and December 31, 2016.

	June 30, 2017				December 31, 2016
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)

Harnett County	$5,429	4.30%	$5,854	13.84%	$4,505	4.46%	$5,817	14.13%
Alamance County	1,657	1.31%	1,250	2.96%	1,169	1.16%	1,065	2.59%
Beaufort County	165	0.13%	1,212	2.86%	182	0.18%	1,026	2.49%
Brunswick County	8,291	6.57%	1,713	4.05%	4,506	4.46%	1,899	4.61%
Carteret County	2,083	1.65%	2,309	5.46%	585	0.58%	2,350	5.71%
Craven County	1,075	0.85%	445	1.05%	-	-%	-	-%
Cumberland County	21,823	17.28%	4,202	9.93%	22,610	22.41%	5,278	12.82%
Pasquotank County	1,018	0.81%	1,581	3.74%	947	0.94%	1,258	3.06%
Pitt County	15,081	11.94%	6,151	14.54%	13,697	13.57%	5,151	12.52%
Robeson County	655	0.52%	3,832	9.06%	803	0.80%	3,709	9.01%
Sampson County	26	0.02%	1,702	4.02%	71	0.07%	1,574	3.83%
Wake County	18,518	14.67%	1,381	3.26%	15,689	15.55%	1,536	3.73%
Wayne County	10,424	8.25%	4,045	9.56%	9,734	9.65%	4,281	10.40%
All other locations	40,020	31.70%	6,628	15.67%	26,413	26.17%	6,214	15.10%

Total	$126,265	100.00%	$42,305	100.00%	$100,911	100.00%	$41,158	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At June 30, 2017, the Company had $193.0 million in loans that had terms permitting interest only payments. This represented 26.2% of the total loan portfolio. At December 31, 2016, the Company had $161.5 million in loans that had terms permitting interest only payments. This represented 23.8% of the total loan portfolio. Notwithstanding the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $64.0 million, or 8.7% of total loans, at June 30, 2017 compared to $62.9 million, or 8.4% of total loans, at December 31, 2016. The Company’s ten largest customer relationships totaled $83.3 million, or 11.2% of total loans, at June 30, 2017 compared to $80.9 million, or 11.9% of total loans, at December 31, 2016. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended June 30, 2017 and 2016

General. During the second quarter of 2017, the Company had net income of $1.3 million as compared with net income of $1.9 million for the second quarter of 2016. Net income per common share for the second quarter of 2017 was $0.11, basic and diluted, compared with net income per common share of $0.16, basic and diluted, for the second quarter of 2016. Results of operations for the second quarter of 2017 were primarily impacted by an increase of $539,000 in net interest income, and an increase in non-interest expenses and an increase in the provision for loan losses of $925,000. Noninterest expenses increased $461,000 which was primarily related to increased personnel expense of $615,000 and other expenses of $84,000 which were offset by a reduction in occupancy expense of $115,000, deposit insurance expense of $60,000 and core deposit intangible amortization of $23,000 and other associated expenses. The Company recorded a provision of loan losses of $1.1 million for the second quarter of 2017 due primarily to loan growth and the charge offs related to three loans compared to $158,000 in the second quarter of 2016. Net interest margin of 4.18% in the second quarter of 2017 decreased 6 basis points from the same period in 2016 resulting from the accretion of the credit mark associated with the acquired loan portfolio.

Net Interest Income. Net interest income increased to $8.3 million for the second quarter of 2017 from $7.7 million for the second quarter of 2016. The Company’s total interest income was primarily affected by the increase in loan balances due to growth. Average total interest-earning assets were $799.2 million in the second quarter of 2017 compared with $739.0 million during the same period in 2016, while the yield on those assets increased 4 basis points from 4.74% to 4.78% which was primarily due to the yield accretion on the acquired loans and increase of rates on recently originated loans.

The Company’s average interest-bearing liabilities increased by $44.1 million to $606.6 million for the quarter ended June 30, 2017 from $562.5 million for the same period one year earlier and the cost of those funds increased from 0.65% to 0.79%, or 14 basis points. During the second quarter of 2017, the Company’s net interest margin was 4.18% and net interest spread was 3.99%. In the same quarter ended one year earlier, net interest margin was 4.24% and net interest spread was 4.08%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the second quarter of 2017, the Company recorded a provision for loan losses of $1.1 million based primarily on loan growth and charge offs on three loans, which was an increase of approximately $925,000 compared to the provision for loan losses recorded in the second quarter of 2016. The Company, however, has seen a general trend of improving credit metrics for past dues, non-accruals and TDRs during 2017.

Non-Interest Income. Non-interest income for the quarter ended June 30, 2017 was $778,000, a decrease from $831,000 in the second quarter of 2016. Service charges on deposit accounts decreased $30,000 to $216,000 for the quarter ended June 30, 2017 from $246,000 for the same period in 2016. Other non-deposit fees and income decreased $23,000 from the second quarter of 2016 to the second quarter of 2017 due primarily to debit card fees transactions. The Company did not sell any investment securities in the second quarter of 2017 or 2016.

Non-Interest Expenses. Non-interest expenses increased by $461,000 to $6.0 million for the quarter ended June 30, 2017, from $5.5 million for the same period in 2016. In general, categories of non-interest expenses that increased were offset by decreases in other areas. The following are highlights of the significant categories of non-interest expenses during the second quarter of 2017 compared to the same period in 2016:

•	Personnel expenses increased $615,000 to $3.7 million, due to increased staff, employment taxes and benefits costs.
•	Deposit insurance expense decreased $60,000, due to reduced rates.
•	Core Deposit intangible decreased $23,000 as scheduled.
•	Occupancy and equipment decreased by $115,000 to $492,000, due to branch restructuring.
•	Other non-interest expenses increased by $84,000, due to increases in several categories of other non-interest expenses.

Provision for Income Taxes. The Company’s effective tax rate was 32.8% and 34.0% for the quarters ended June 30, 2017 and 2016, respectively. The effective tax rate for the second quarter of 2017 compared to the same quarter in 2016 was impacted by an adjustment to reduce the Company’s deferred tax asset resulting from enacted lower corporate tax rates for the State of North Carolina in 2017.

As of June 30, 2017 and December, 31, 2016, the Company had a net deferred tax asset in the amount of $2.7 million and $3.1 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things, recent earnings trends, projected earnings, and asset quality. As of June 30, 2017 and December 31, 2016, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Comparison of Results of Operations for the

Six months ended June 30, 2017 and 2016

General. During the first six months of 2017, the Company had net income of $3.5 million as compared with net income of $3.4 million for the first six months of 2016. Net income per share for the first six months of 2017 was $0.30, basic and $0.29 diluted, compared with net income per share of $0.29, basic and diluted, for the first six months of 2016. Results of operations for the first six months of 2017 compared to 2016 was primarily impacted by an increase of $1.5 million in interest income offset by an increase in interest expense of $405,000 and provision for loan losses of $379,000, a decrease of $189,000 in non-interest income and increased non-interest expenses of $646,000. Net interest margin of 4.21% in the first six months of 2017 increased 2 basis points from the same period in 2016.

Net Interest Income. Net interest income increased to $16.4 million for the first six months of 2017 from $15.2 million for the first six months of 2016. The Company’s total interest income was affected by the increase in total loan balances. Average total interest-earning assets were $787.9 million in the first six months of 2017 compared with $736.9 million during the same period in 2016, while the yield on those assets increased 10 basis points from 4.69% to 4.79% as a result of increases in the prime interest rate which contributed to the increase in loan yield.

The Company’s average interest-bearing liabilities increased by $29.1 million to $595.2 million for the six months ended June 30, 2017 from $566.1 million for the same period one year earlier and the cost of those funds increased from 0.65% to 0.76%, or 11 basis points. During the first six months of 2017, the Company’s net interest margin was 4.21% and net interest spread was 4.03%. In the same period ended one year earlier, net interest margin was 4.19% and net interest spread was 4.04%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company has previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. Loan growth was the primary contributor to the 2017 provision expense.

Non-Interest Income. Non-interest income for the six months ended June 30, 2017 was $1.5 million, a decrease of $189,000 from the first six months of 2016. Service charges on deposit accounts decreased $62,000 to $431,000 for the six months ended June 30, 2017 from $493,000 for the same period in 2016, primarily due to a decrease in overdraft charges. Other non-deposit fees and income decreased $105,000 from the first six months of 2016 to the first six months of 2017, primarily due to decreases in debit card activity. The Company recognized a gain on sale of investment securities of $22,000 for the first six months of 2016 compared to none for the first six months of 2017.

Non-Interest Expenses. Non-interest expenses increased by $646,000 to $11.8 million for the six months ended June 30, 2017, from $11.1 million for the same period in 2016. The following are highlights of the significant categories of non-interest expenses during the first six months of 2017 versus the same period in 2016:

•	Personnel expenses increased $827,000 to $7.1 million, due to additions in staff, employment taxes and benefits costs.
•	Occupancy and equipment expenses decreased by $117,000 due to branch restructuring.
•	Professional fees increased by $84,000 in the first six months of 2017 to $571,000 compared to $487,000 in the 2016 period primarily due to contracted internal audit and consulting fees.
•	Deposit insurance expense decreased $114,000 due to rate reductions.
•	Other non-interest expenses increased by $79,000, due to small increases in several categories of other non-interest expenses.

Provision for Income Taxes. The Company’s effective tax rate was 33.4% and 35.5% for the six months ended June 30, 2017 and 2016, respectively. The effective tax rate for the first six months of 2017 was impacted by North Carolina corporate income tax rate reductions compared to 2016 tax rates.

As of June 30, 2017 and December, 31, 2016, the Company had a net deferred tax asset in the amount of $2.7 million and $3.1 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of June 30, 2017 and December 31, 2016, management concluded that the net deferred tax asset was fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 12.7% of total assets at June 30, 2017 and decreased as compared to 13.9% as of December 31, 2016. This reduction in liquid assets to total assets resulted primarily from loan growth and letting higher rate deposits roll off.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of June 30, 2017, the Company had existing credit lines with other financial institutions to purchase up to $135.8 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $92.1 million of qualifying loans is pledged to the FHLB to secure borrowings. At June 30, 2017, the Company had $32.5 million in FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At June 30, 2017, in addition to FHLB advances, total borrowings consisted of securities sold under agreements to repurchase of $11.6 million and junior subordinated debentures of $12.4 million.

Total deposits were $739.7 million at June 30, 2017. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 48.9% of total deposits at June 30, 2017. Time deposits of $250,000 or more represented 10.3% of the Company’s total deposits at June 30, 2017. At quarter-end, the Company had $72.6 million in brokered time deposits and no brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Commencing in the first quarter of 2015, financial institutions and their holding companies became subject to the BASEL III capital requirements. A new part of the capital ratios profile under the Basel III rules is the Common Equity Tier 1 risk-based ratio which does not include limited life components such as trust preferred securities and SBLF preferred stock in this calculation. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 11.9% at June 30, 2017.

As the following table indicates, at June 30, 2017, the Company and the Bank both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
Select Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	14.47%	8.00%
Tier 1 risk-based capital ratio	13.45%	6.00%
Leverage ratio	12.75%	4.00%
Common equity Tier 1 risk-based capital ratio	12.01%	4.50%

		Regulatory
	Actual	Minimum	Well-Capitalized
Select Bank & Trust	Ratio	Requirement	Requirement

Total risk-based capital ratio	13.94%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.92%	6.00%	8.00%
Leverage ratio	12.25%	4.00%	5.00%
Common equity Tier 1 risk-based capital ratio	12.92%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of June 30, 2017. On January 20, 2016, all outstanding shares of the Company’s Series A stock were redeemed. While the redemption reduced the capital ratios for the Company and the Bank, both the Company and the Bank continue to meet the definition of “well-capitalized”.

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

In calculating NII at risk, the Company begins with a base amount of NII that is projected over the next twelve and twenty-four months, assuming that the balance sheet is static and the yield curve remains unchanged over the period. The current yield curve is then “shocked,” or moved immediately, ±1.0 percent, ±2.0 percent, ±3.0 percent and ±4.0 percent in a parallel fashion, or at all points along the yield curve. New twelve-month and twenty four-month NII projections are then developed using the same balance sheet but with the new yield curves and these results are compared to the base scenario. The Company also models other scenarios to evaluate potential NII at risk such as a gradual ramp in interest rates, a flattening yield curve, a steepening yield curve, and others that management deems appropriate.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of March 31, 2017.

	March 31, 2017
(Dollars in thousands)	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	16.4%	7.1%
+ 3.0%	13.2	6.2
+ 2.0%	9.1	4.7
+ 1.0%	4.2	2.5
No change	-	-
- 1.0%	(5.2)	(4.9)

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the second quarter of 2017. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter of 2017 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently engaged in, nor are any of its properties subject to, any material legal proceedings.  From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it attempts to collect loans, enforce its security interest in loans, or other matters of similar nature.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced a repurchase program on August 31, 2016, by which management was authorized to repurchase up to 581,518 shares of Company common stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the three-month period covered by this Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, in XBRL (eXtensible Business Reporting Language)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: August 9, 2017	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: August 9, 2017	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, in XBRL (eXtensible Business Reporting Language)

