Form 10-Q
period 2017-09-30
SELECT BANCORP, INC.
filed 2017-11-09
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

As of November 3, 2017, the Registrant had outstanding 11,662,621 shares of Common Stock, $1.00 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

SELECT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31,
	(Unaudited)	2016*
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$15,518	$14,372
Interest-earning deposits in other banks	36,793	40,342
Certificates of deposit	1,000	1,000
Investment securities available for sale, at fair value	53,705	62,257
Loans	763,432	677,195
Allowance for loan losses	(8,647)	(8,411)
NET LOANS	754,785	668,784
Accrued interest receivable	2,949	2,768
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	1,712	2,251
Other non-marketable securities	630	703
Foreclosed real estate	2,093	599
Premises and equipment, net	17,353	17,931
Bank owned life insurance	22,610	22,183
Goodwill	6,931	6,931
Core deposit intangible (“CDI”)	547	810
Assets held for sale	846	846
Other assets	5,277	4,863
TOTAL ASSETS	$922,749	$846,640
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$173,231	$163,569
Savings	34,214	38,394
Money market and NOW	192,685	174,205
Time	374,892	303,493
TOTAL DEPOSITS	775,022	679,661
Short-term debt	22,366	37,090
Long-term debt	12,372	23,039
Accrued interest payable	302	221
Accrued expenses and other liabilities	2,868	2,356
TOTAL LIABILITIES	812,930	742,367
Shareholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, $1.00 par value, 25,000,000 shares authorized; 11,662,621 and 11,645,413 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	11,663	11,645
Additional paid-in capital	69,753	69,597
Retained earnings	27,903	22,673
Common stock issued to deferred compensation trust, at cost; 286,432 and 280,432 shares at September 30, 2017 and December 31, 2016, respectively	(2,413)	(2,340)
Directors’ Deferred Compensation Plan Rabbi Trust	2,413	2,340
Accumulated other comprehensive income	500	358
TOTAL SHAREHOLDERS’ EQUITY	109,819	104,273
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$922,749	$846,640

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$9,592	$8,369	$27,323	$24,576
Federal funds sold and interest-earning deposits in other banks	143	52	350	189
Investments	307	334	963	1,067
TOTAL INTEREST INCOME	10,042	8,755	28,636	25,832
INTEREST EXPENSE
Money market, NOW and savings deposits	140	98	360	291
Time deposits	1,010	642	2,649	1,950
Short-term debt	177	22	295	162
Long-term debt	30	147	297	345
TOTAL INTEREST EXPENSE	1,357	909	3,601	2,748
NET INTEREST INCOME	8,685	7,846	25,035	23,084
PROVISION FOR LOAN LOSSES	202	337	1,091	847
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,483	7,509	23,944	22,237
NON-INTEREST INCOME
Gain on sale of investment securities	-	-	-	22
Service charges on deposit accounts	237	249	668	742
Other fees and income	541	536	1,618	1,718
TOTAL NON-INTEREST INCOME	778	785	2,286	2,482
NON-INTEREST EXPENSE
Personnel	3,549	3,176	10,665	9,465
Occupancy and equipment	555	575	1,619	1,756
Deposit insurance	75	76	222	337
Professional fees	211	263	782	750
CDI amortization	82	105	263	332
Merger/acquisition related expenses	278	-	278	-
Information systems	569	510	1,607	1,543
Foreclosed-related expenses	300	140	291	203
Other	820	786	2,497	2,384
TOTAL NON-INTEREST EXPENSE	6,439	5,631	18,224	16,770
INCOME BEFORE INCOME TAX	2,822	2,663	8,006	7,949
INCOME TAXES	1,043	924	2,776	2,800

NET INCOME	1,779	1,739	5,230	5,149

DIVIDENDS ON PREFERRED STOCK	-	-	-	4
NET INCOME AVAILABLE
TO COMMON SHAREHOLDERS	$1,779	$1,739	$5,230	$5,145
NET INCOME PER COMMON SHARE
Basic	$0.15	$0.15	$0.45	$0.44
Diluted	$0.15	$0.15	$0.45	$0.44
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,662,580	11,627,270	11,659,139	11,601,993
Diluted	11,717,533	11,666,280	11,711,830	11,647,915

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)

Net income	$1,779	$1,739	$5,230	$5,149

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	(11)	(259)	222	840
Tax effect	5	97	(80)	(300)
	(6)	(162)	142	540
Reclassification adjustment for gain included in net income	-	-	-	(22)
Tax effect	-	-	-	8
	-	-	-	(14)

Total	(6)	(162)	142	526

Total comprehensive income	$1,773	$1,577	$5,372	$5,675

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

							Common
							Stock
							Issued		Accumulated
					Additional		to Deferred		Other	Total
	Preferred Stock		Common Stock		paid-in	Retained	Compensation	Deferred	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Trust	Comp Plan	Income	Equity
Balance at December 31, 2015	7,645	$7,645	11,583,011	$11,583	$69,061	$15,923	$(2,139)	$2,139	$490	$104,702
Net income	-	-	-	-	-	5,149	-	-	-	5,149
Other comprehensive income, net	-	-	-	-	-	-	-	-	526	526
Preferred stock dividends paid	-	-	-	-	-	(4)	-	-	-	(4)
Preferred stock redemption	(7,645)	(7,645)	-	-	-	-	-	-	-	(7,645)
Stock option exercises	-	-	49,181	49	361	-	-	-	-	410
Stock based compensation	-	-	-	-	53	-	-	-	-	53
Director equity incentive plan, net	-	-	-	-	-	-	(122)	122	-	-
Balance at September 30, 2016	-	$-	11,632,192	$11,632	$69,475	$21,068	$(2,261)	$2,261	$1,016	$103,191

Balance at December 31, 2016	-	$-	11,645,413	$11,645	$69,597	$22,673	$(2,340)	$2,340	$358	$104,273
Net income	-	-	-	-	-	5,230	-	-	-	5,230
Other comprehensive income, net	-	-	-	-	-	-	-	-	142	142
Stock option exercises	-	-	17,208	18	86	-	-	-	-	104
Stock based compensation	-	-	-	-	70	-	-	-	-	70
Director equity incentive plan, net	-	-	-	-	-	-	(73)	73	-	-
Balance at September 30, 2017	-	$-	11,662,621	$11,663	$69,753	$27,903	$(2,413)	$2,413	$500	$109,819

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,230	$5,149
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,091	847
Depreciation and amortization of premises and equipment	862	808
Amortization and accretion of investment securities	419	579
Amortization of deferred loan fees and costs	(438)	(346)
Amortization of core deposit intangible	263	332
Stock-based compensation	70	53
Accretion on acquired loans	(633)	(905)
Amortization of acquisition premium on time deposits	(229)	(542)
Net accretion of acquisition discount on borrowings	(87)	(212)
Increase in cash surrender value of bank owned life insurance	(427)	(444)
Net loss on sale and write-downs of foreclosed real estate	214	164
Gain on sale of premises and equipment	(9)	-
Net write-down on assets held for sale	-	13
Net gain on investment security sales	-	(22)
Change in assets and liabilities:
Net change in accrued interest receivable	(181)	(134)
Net change in other assets	(494)	17
Net change in accrued expenses and other liabilities	593	1,139

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,244	6,496

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase (redemption) of FHLB stock	539	(228)
Purchase (redemption) of non-marketable security	73	(45)
Purchase of investment securities available for sale	(759)	(1,517)
Maturities of investment securities available for sale	4,255	9,434
Mortgage-backed securities pay-downs	4,859	6,788
Proceeds from sale of investment securities available for sale	-	624
Net change in loans outstanding	(88,516)	(34,215)
Proceeds from sale of foreclosed real estate	787	1,831
Proceeds from sale of premises and equipment	-	400
Purchases of premises and equipment	(275)	(629)

NET CASH USED BY INVESTING ACTIVITIES	(79,037)	(17,557)

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$95,590	$26,502
Proceeds from short-term debt	-	22,000
Repayments on short-term debt	(14,724)	(18,493)
Repayments on long-term debt	(10,580)	(1,124)
Preferred stock dividends paid	-	(4)
Redemption of preferred stock	-	(7,645)
Proceeds from stock option exercises	104	410

NET CASH PROVIDED BY FINANCING ACTIVITIES	70,390	21,646

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,403)	10,585

CASH AND CASH EQUIVALENTS, BEGINNING	55,714	63,409

CASH AND CASH EQUIVALENTS, ENDING	$53,311	$73,994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,520	$2,790
Income Taxes	2,322	1,772

Non-cash transactions:
Unrealized gains on investment securities available for sale, net of tax	142	526
Transfers from loans to foreclosed real estate	2,495	1,142
Transfers from premises and equipment to assets held for sale	-	768

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2016 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2017. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the September 30, 2017 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At September 30, 2017 and 2016 there were 152,300 and 123,800 anti-dilutive options outstanding, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average shares used for basic net income available to common shareholders	11,662,580	11,627,270	11,659,139	11,601,993

Effect of dilutive stock options	54,953	39,010	52,691	45,922

Weighted average shares used for diluted net income available to common shareholders	11,717,533	11,666,280	11,711,830	11,647,915

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, and ASU 2017-05 Other Income - Gains and losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets — In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The new guidance, which does not apply to financial instruments, provides that revenue should be recognized for the transfer of goods and services to customers in an amount equal to the consideration it receives or expects to receive. The guidance also includes expanded disclosure requirements that provide comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company currently plans to adopt the guidance using the modified retrospective method and without electing any of the practical expedients available. The Company has performed an analysis of the guidance and it is not expected to have a significant impact on the Company's financial position or results of operations but will increase disclosures of revenue.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting, to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, including the tax effect of forfeitures and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments were effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company adopted these amendments to its financial statements during the first quarter of 2017 with a positive impact to net earnings as an excess tax benefit of $4,000 was recorded through the income statement rather than additional paid in capital.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is prohibited except for the presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk which may be early adopted. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.  For public business entities, the amendments in ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.   In transition, lessees and lessors are required to recognize and measure leases

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply.  The Company has reviewed its outstanding lease agreements and has centrally documented the terms of its leases.  The Company is currently evaluating the provisions of ASU 2016-02 in relation to its outstanding leases to determine the potential impact the new standard will have to the Company’s financial statements.

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

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments—Equity Method and Joint Ventures Topics of the Accounting Standards Codification.  The ASU incorporates into the Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards.  The ASU was effective upon issuance. The Company is currently evaluating the impact on additional disclosure requirements as each of the standards is adopted; however, it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agency securities, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three and nine months ended September 30, 2017. Valuation techniques are consistent with techniques used in prior periods.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
September 30, 2017	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

U.S. government agencies – GSE's	$10,644	$-	$10,644	$-
Mortgage-backed securities - GSE's	28,939	-	28,939	-
Municipal bonds	14,122	-	14,122	-

Total	$53,705	$-	$53,705	$-

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
December 31, 2016	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

U.S. government agencies – GSE's	$14,159	$-	$14,159	$-
Mortgage-backed securities - GSE's	32,363	-	32,363	-
Municipal bonds	15,735	-	15,735	-

Total	$62,257	$-	$62,257	$-

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310 “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2017 and December 31, 2016, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At September 30, 2017, the discounts to appraised value used are weighted between 6% and 61%. There were no transfers between levels from the prior reporting periods, and there have been no changes in valuation techniques for the three months ended September 30, 2017.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at estimated fair value less estimated selling costs. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate is the discount applied to appraised values to account for expected liquidation and selling costs. At September 30, 2017, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three months ended September 30, 2017.

Assets held for sale

During 2015, a branch facility was taken out of service as part of the Company’s branch restructuring plan and reclassified as held for sale. The property is recorded at the remaining book balance of the asset or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. The significant unobservable input used is the discount applied to appraised values to account for expected liquidation and selling costs which ranged between 1% and 25% at September 30, 2017. There have been no changes in the valuation techniques for the three months ended September 30, 2017.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
Asset Category		for Identical	Observable	Unobservable
September 30, 2017	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Impaired loans	$2,013	$-	$-	$2,013
Asset held for sale	846	-	-	846
Foreclosed real estate	2,093	-	-	2,093

Total	$4,952	$-	$-	$4,952

		Quoted Prices in	Significant
		Active Markets	Other	Significant
Asset Category		for Identical	Observable	Unobservable
December 31, 2016	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Impaired loans	$5,805	$-	$-	$5,805
Asset held for sale	846	-	-	846
Foreclosed real estate	599	-	-	599

Total	$7,250	$-	$-	$7,250

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following table presents the carrying values and estimated fair values of the Company's financial instruments at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$15,518	$15,518	$15,518	$-	$-
Certificates of deposit	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	36,793	36,793	36,793	-	-
Investment securities available for sale	53,705	53,705	-	53,705	-
Loans, net	754,785	757,055	-	-	757,055
Accrued interest receivable	2,949	2,949	-	2,949	-
Stock in FHLB	1,712	1,712	-	-	1,712
Other non-marketable securities	630	630	-	-	630

Financial liabilities:
Deposits	$775,022	$773,189	$-	$773,189	$-
Short-term debt	22,366	22,366	-	22,366	-
Long-term debt	12,372	6,982	-	6,982	-
Accrued interest payable	302	302	-	302	-

	December 31, 2016
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$14,372	$14,372	$14,372	$-	$-
Certificates of deposits	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	40,342	40,342	40,342	-	-
Investment securities available for sale	62,257	62,257	-	62,257	-
Loans, net	668,784	671,208	-	-	671,208
Accrued interest receivable	2,768	2,768	-	2,768	-
Stock in the FHLB	2,251	2,251	-	-	2,251
Other non-marketable securities	703	703	-	-	703

Financial liabilities:
Deposits	$679,661	$678,328	$-	$678,328	$-
Short-term debt	37,090	37,177	-	37,177	-
Long-term debt	23,039	17,649	-	17,649	-
Accrued interest payable	221	221	-	221	-

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

NOTE E - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investments (“AFS”), with gross unrealized gains and losses, follow:

	September 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$10,489	$168	$(13)	$10,644
Mortgage-backed securities – GSE’s	28,589	387	(37)	28,939
Municipal bonds	13,842	280	-	14,122

	$52,920	$835	$(50)	$53,705

As of September 30, 2017, accumulated other comprehensive income included net unrealized gains totaling $785,000. Deferred tax liabilities resulting from these net unrealized gains totaled $285,000.

The amortized cost and fair value of AFS investments with gross unrealized gains and losses, follow:

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E - INVESTMENT SECURITIES (continued)

The scheduled maturities of securities available for sale, with gross unrealized gains and losses, were as follows:

	September 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
Within 1 year	$877	$11	$-	$888
After 1 year but within 5 years	41,013	575	(50)	41,538
After 5 years but within 10 years	5,774	145	-	5,919
After 10 years	5,256	104	-	5,360

	$52,920	$835	$(50)	$53,705

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Securities available for sale:
Within 1 year	$3,735	$12	$-	$3,747
After 1 year but within 5 years	37,615	424	(110)	37,929
After 5 years but within 10 years	10,695	109	(12)	10,792
After 10 years	9,650	144	(5)	9,789

	$61,695	$689	$(127)	$62,257

Securities with a carrying value of $1.9 million and $34.3 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

None of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery. No other than temporary impairments were identified for these investments having unrealized losses for the periods ended September 30, 2017 and December 31, 2016. In 2016 the Company realized a gain on the disposal of eleven securities and has not sold any securities in 2017.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E- INVESTMENT SECURITIES (continued)

The following tables show the gross unrealized losses and fair value of the Company’s investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSEs	$1,420	$(13)	$-	$-	$1,420	$(13)
Mortgage-backed securities- GSEs	6,660	(29)	479	(8)	7,139	(37)
Municipal bonds	110	-	-	-	110	-
Total temporarily impaired securities	$8,190	$(42)	$479	$(8)	$8,669	$(50)

One mortgage-backed GSE had unrealized losses for more than twelve months totaling $8,000 at September 30, 2017. One U.S. government agency GSE, one municipal and six mortgage-backed GSEs had unrealized losses for less than twelve months totaling $42,000 at September 30, 2017. All unrealized losses are attributable to the general trend of interest rates. During the first nine months of 2017 there were no investment security sales. During the first quarter of 2016 gross proceeds of investment sales amounted to $624,000 and gains of $22,000. There were no sales of investment securities in the second or third quarters of 2016.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS

Following is a summary of the composition of the Company’s loan portfolio at September 30, 2017 and December 31, 2016:

	September 30,		December 31,
	2017		2016
		Percent		Percent
	Amount	of total	Amount	of total
	(dollars in thousands)
Total Loans:

Real estate loans:
1-to-4 family residential	$106,229	13.91%	$97,978	14.47%
Commercial real estate	301,555	39.50%	281,723	41.60%
Multi-family residential	72,238	9.46%	56,119	8.29%
Construction	147,557	19.33%	100,911	14.90%
Home equity lines of credit (“HELOC”)	43,016	5.63%	41,158	6.08%

Total real estate loans	670,595	87.83%	577,889	85.34%

Other loans:
Commercial and industrial	84,563	11.08%	90,678	13.39%
Loans to individuals	9,518	1.25%	9,756	1.44%
Overdrafts	68	0.01%	71	0.01%
Total other loans	94,149	12.34%	100,505	14.84%

Gross loans	764,744		678,394
Less deferred loan origination fees, net	(1,312)	(0.17)%	(1,199)	(0.18)%
Total loans	763,432	100.00%	677,195	100.00%

Allowance for loan losses	(8,647)		(8,411)

Total loans, net	$754,785		$668,784

Loans are primarily secured by real estate located in eastern and central North Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

At September 30, 2017, the Company had pre-approved but unused lines of credit for customers totaling $153.0 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

A floating lien of $109.3 million of loans was pledged to the FHLB to secure borrowings at September 30, 2017.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(dollars in thousands)

Total Loans:

Commercial and industrial	$131	$82	$213	$84,350	$84,563
Construction	809	184	993	146,564	147,557
Multi-family residential	238	-	238	72,000	72,238
Commercial real estate	827	551	1,378	300,177	301,555
Loans to individuals & overdrafts	13	6	19	9,567	9,586
1-to-4 family residential	630	856	1,486	104,743	106,229
HELOC	230	334	564	42,452	43,016
Deferred loan (fees) cost, net	-	-	-	-	(1,312)

	$2,878	$2,013	$4,891	$759,853	$763,432

There were five loans that amounted to $663,000 that were more than 90 days past due and still accruing interest at September 30, 2017.

	December 31, 2016
	30+	Non-	Total
	Days	Accrual	Past		Total
	Past Due	Loans	Due	Current	Loans
	(in thousands)

Total Loans
Commercial and industrial	$1,459	$73	$1,532	$89,146	$90,678
Construction	221	151	372	100,539	100,911
Multi-family residential	46	346	392	55,727	56,119
Commercial real estate	589	3,807	4,396	277,327	281,723
Loans to individuals & overdrafts	23	46	69	9,758	9,827
1-to-4 family residential	631	602	1,233	96,745	97,978
HELOC	24	780	804	40,354	41,158
Deferred loan (fees) cost, net	-	-	-	-	(1,199)
	$2,993	$5,805	$8,798	$669,596	$677,195

There were three loans in the aggregate amount of $529,000 greater than 90 days past due and still accruing interest at December 31, 2016.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of
September 30, 2017 and December 31, 2016:

				Three months ended		Nine months ended
	As of September 30, 2017			September 30, 2017		September 30, 2017
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,043	$1,053	$-	$1,048	$12	$1,114	$51
Construction	253	337	-	209	9	242	15
Commercial real estate	3,226	4,663	-	3,564	33	3,909	147
Loans to individuals & overdrafts	-	-	-	-	-	-	-
Multi-family residential	-	-	-	24	-	173	-
1-to-4 family residential	1,159	1,378	-	1,191	16	1,080	49
HELOC	746	934	-	697	10	893	32
Subtotal:	6,427	8,365	-	6,733	80	7,411	294
With an allowance recorded:
Commercial and industrial	-	-	-	-	-	1	-
Construction	-	-	-	-	-	-	-
Commercial real estate	766	822	6	698	18	1,631	38
Loans to individuals & overdrafts	-	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-
1-to-4 family residential	283	282	14	291	2	289	12
HELOC	33	35	-	33	-	34	-
Subtotal:	1,082	1,139	20	1,022	20	1,955	50
Totals:
Commercial	5,288	6,875	6	5,543	72	7,070	251
Consumer	-	-	-	-	-	-	-
Residential	2,221	2,629	14	2,212	28	2,296	93
Grand Total:	$7,509	$9,504	$20	$7,755	$100	$9,366	$344

Impaired loans at September 30, 2017 were approximately $7.5 million and were composed of $2.0 million in nonaccrual loans and $5.5 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $1.0 million in impaired loans had specific allowances provided for them while the remaining $6.5 million had no specific allowances recorded at September 30, 2017. Of the $6.5 million with no allowance recorded, $1.2 million of those loans have had partial charge-offs recorded.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Impaired Loans (continued)

	As of December 31, 2016			Three months ended September 30, 2016		Nine months ended September 30, 2016
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$46	$46	$-	$307	$4	$175	$12
Construction	231	318	-	505	1	557	7
Commercial real estate	4,364	5,983	-	3,685	34	4,313	107
Loans to individuals & overdrafts	1,139	1,144	-	-	-	-	-
Multi-family residential	346	365	-	363	7	394	14
1-to-4 family residential	1,000	1,278	-	1,129	15	1,534	67
HELOC	1,041	1,378	-	620	10	658	28
Subtotal:	8,167	10,512	-	6,609	71	7,631	235
With an allowance recorded:
Commercial and industrial	-	-	-	35	-	9	-
Construction	-	-	-	-	-	-	-
Commercial real estate	2,496	2,905	80	2,765	8	1,848	27
Loans to individuals & overdrafts	1	1	1	-	-	2	-
Multi-family residential	-	-	-	-	-	-	-
1-to-4 family residential	296	296	17	280	3	287	11
HELOC	34	35	19	33	-	16	-
Subtotal:	2,827	3,237	117	3,113	11	2,162	38
Totals:
Commercial	7,483	9,617	80	7,660	54	7,296	167
Consumer	1,140	1,145	1	-	-	2	-
Residential	2,371	2,987	36	2,062	28	2,495	106
Grand Total:	$10,994	$13,749	$117	$9,722	$82	$9,793	$273

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
	(Dollars in thousands)
Extended payment terms:
1-to-4 family residential	-	$-	$-	1	$14	$14
HELOCs	1	126	126	1	126	126
Commercial & industrial	-	-	-	1	41	41

Total	1	$126	$126	3	$181	$181

	Three months ended September 30, 2016			Nine months ended September 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
	(Dollars in thousands)
Extended payment terms:
1-to-4 family residential	-	$-	$-	2	$100	$48
Commercial & industrial	-	-	-	3	296	188
Construction	1	139	68	1	139	68
Loans to individuals	-	-	-	1	4	1

Total	1	$139	$68	7	$539	$305

Loans may be considered troubled debt restructurings for reasons other than below market interest rates, extended payment terms or forgiveness of principal.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default during that period together with concessions made by loan class during the twelve month periods ended September 30, 2017 and 2016:

	Twelve months ended		Twelve months ended
	September 30, 2017		September 30, 2016
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
	(Dollars in thousands)
Extended payment terms:
Commercial real estate	-	$-	3	$188
Loans to individuals & overdrafts	-	-	1	1
Construction	-	-	1	68
Commercial & Industrial	2	78	-	-
Multi-family residential	-	-	1	364
1-to-4 family residential	1	14	1	48
Total	3	$92	7	$669

At September 30, 2017, the Bank had thirty-one loans with an aggregate balance of $4.7 million that were considered to be troubled debt restructurings. Of those TDRs, nineteen loans with a balance totaling $4.1 million were still accruing as of September 30, 2017. The remaining TDRs with balances totaling $539,000 as of September 30, 2017 were in non-accrual status.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of September 30, 2017 and December 31, 2016, respectively:

Total loans:

September 30, 2017
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(In thousands)

Superior	$570	$-	$-	$-
Very good	1,132	145	431	-
Good	9,753	11,004	39,394	10,831
Acceptable	30,727	22,648	164,391	42,710
Acceptable with care	40,314	112,706	89,080	18,460
Special mention	1,780	736	4,717	-
Substandard	287	318	3,542	237
Doubtful	-	-	-	-
Loss	-	-	-	-
	$84,563	$147,557	$301,555	$72,238

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$100,543	$41,356
Special mention	2,932	581
Substandard	2,754	1,079
	$106,229	$43,016

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$9,576
Non–pass	10
$9,586

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

The following table documents changes to the amount of the accretable yield on PCI loans for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)

Accretable yield, beginning of period	$2,280	$2,568	$2,626	$2,822
Accretion	(262)	(252)	(782)	(787)
Reclassification from (to) nonaccretable difference	(1)	248	78	250
Other changes, net	169	188	264	467

Accretable yield, end of period	$2,186	$2,752	$2,186	$2,752

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

Internal Factors

•	Concentrations – Measures the increased risk derived from concentration of credit exposure in particular industry segments within the portfolio.
•	Policy exceptions – Measures the risk derived from granting terms outside of underwriting guidelines.
•	Compliance exceptions – Measures the risk derived from granting terms outside of regulatory guidelines.
•	Document exceptions – Measures the risk exposure resulting from the inability to collect due to improperly executed documents and collateral imperfections.
•	Financial information monitoring – Measures the risk associated with not having current borrower financial information.
•	Nonaccrual – Reflects increased risk of loans with characteristics that merit nonaccrual status.
•	Delinquency – Reflects the increased risk deriving from higher delinquency rates.
•	Personnel turnover – Reflects staff competence in various types of lending.
•	Portfolio growth – Measures the impact of growth and potential risk derived from new loan production.

External Factors

•	GDP growth rate – Impact of general economic factors that affect the portfolio.
•	North Carolina unemployment rate – Impact of local economic factors that affect the portfolio.
•	Peer group delinquency rate – Measures risk associated with the credit requirements of competitors.
•	Prime rate change – Measures the effect on the portfolio in the event of changes in the prime lending rate.

Each pool is assigned an adjustment to the potential loss percentage by assessing its characteristics against each of the factors listed above.

Reserves are generally divided into three allocation segments:

1.	Individual reserves. These are calculated according to ASC Section 310-10-35 against loans evaluated individually and deemed to be most likely impaired. All loans in non-accrual status and all substandard loans that are deemed to be collateral dependent are assessed for impairment. Loans are deemed uncollectible based on a variety of credit, collateral, documentation and other issues. In the case of uncollectible receivables, the collateral is considered unsecured and therefore fully charged off.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F – LOANS (continued)

Allowance for Loan Losses (continued)

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and nine month periods ended September 30, 2017, respectively:

	Three months ended September 30, 2017
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(Dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$895	$1,292	$3,913	$923	$563	$142	$732	$8,460
Provision for loan losses	301	366	(840)	50	89	219	25	210
Loans charged-off	-	-	-	-	(60)	(45)	-	(105)
Recoveries	18	10	4	18	1	11	-	62
Balance, end of period	$1,214	$1,668	$3,077	$991	$593	$327	$757	$8,627

PCI Loans
Balance, beginning of period	$-	$-	$12	$16	$-	$-	$-	$28
Provision for loan losses	-	-	(6)	(2)	-	-	-	(8)
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$6	$14	$-	$-	$-	$20

Total Loans
Balance, beginning of period	$895	$1,292	$3,925	$939	$563	$142	$732	$8,488
Provision for loan losses	301	366	(846)	48	89	219	25	202
Loans charged-off	-	-	-	-	(60)	(45)	-	(105)
Recoveries	18	10	4	18	1	11	-	62
Balance, end of period	$1,214	$1,668	$3,083	$1,005	$593	$327	$757	$8,647

Ending Balance: individually evaluated for impairment	$-	$-	$6	$14	$-	$-	$-	$20
Ending Balance: collectively evaluated for impairment	$1,214	$1,668	$3,077	$991	$593	$327	$757	$8,627

Loans:
Ending Balance: collectively evaluated for impairment	$83,520	$147,304	$297,562	$104,788	$42,237	$9,586	$72,238	$757,235
Ending Balance: individually evaluated for impairment	$1,043	$253	$3,993	$1,441	$779	$-	$-	$7,509
Ending Balance	$84,563	$147,557	$301,555	$106,229	$43,016	$9,586	$72,238	$764,744

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Allowance for Loan Losses (Continued)

	Nine months ended September 30, 2017
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(Dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$1,211	$1,301	$3,448	$846	$611	$317	$628	$8,362
Provision for loan losses	(165)	348	241	108	87	80	127	826
Loans charged-off	(37)	-	(623)	-	(129)	(95)	-	(884)
Recoveries	205	19	11	37	24	25	2	323
Balance, end of period	$1,214	$1,668	$3,077	$991	$593	$327	$757	$8,627

PCI Loans
Balance, beginning of period	$37	$-	$-	$-	$12	$-	$-	$49
Provision for loan losses	(37)	-	300	14	(12)	-	-	265
Loans charged-off	-	-	(294)	-	-	-	-	(294)
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$6	$14	$-	$-	$-	$20

Total Loans
Balance, beginning of period	$1,248	$1,301	$3,448	$846	$623	$317	$628	$8,411
Provision for loan losses	(202)	348	541	122	75	80	127	1,091
Loans charged-off	(37)	-	(917)	-	(129)	(95)	-	(1,178)
Recoveries	205	19	11	37	24	25	2	323
Balance, end of period	$1,214	$1,668	$3,083	$1,005	$593	$327	$757	$8,647

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Allowance for Loan Losses (Continued)

	Nine months ended September 30, 2016
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(Dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$922	$1,386	$3,005	$605	$564	$137	$393	$7,012
Provision for loan losses	310	103	321	(107)	(36)	119	99	809
Loans charged-off	(177)	(2)	(189)	-	(26)	(31)	-	(425)
Recoveries	15	17	76	290	35	13	-	446
Balance, end of period	$1,070	$1,504	$3,213	$788	$537	$238	$492	$7,842

PCI Loans
Balance, beginning of period	$-	$-	$-	$-	$9	$-	$-	$9
Provision for loan losses	38	-	-	-	-	-	-	38
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$38	$-	$-	$-	$9	$-	$-	$47

Total Loans
Balance, beginning of period	$922	$1,386	$3,005	$605	$573	$137	$393	$7,021
Provision for loan losses	348	103	321	(107)	(36)	119	99	847
Loans charged-off	(177)	(2)	(189)	-	(26)	(31)	-	(425)
Recoveries	15	17	76	290	35	13	-	446
Balance, end of period	$1,108	$1,504	$3,213	$788	$546	$238	$492	$7,889

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
		(In thousands)

Beginning balance	$506	$1,178	$358	$490

Unrealized gain (loss) on investment securities available for sale	(11)	(259)	222	840
Tax effect	5	97	(80)	(300)
Other comprehensive gain (loss) before reclassification	(6)	(162)	142	540
Amounts reclassified from accumulated comprehensive income:
Realized gains on investment securities included in net income	-	-	-	(22)
Tax effect	-	-	-	8
Total reclassifications net of tax	-	-	-	(14)

Net current period other comprehensive income (loss)	(6)	(162)	142	526

Ending balance	$500	$1,016	$500	$1,016

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from our general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. During the third quarter of 2017 the Bank eliminated and no longer offered Repurchase Agreements to its customers. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements totaled none and $12.0 million at September 30, 2017 and December 31, 2016, respectively.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H - REPURCHASE AGREEMENTS (continued)

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in short-term borrowings as of December 31, 2016 is presented in the following tables.

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30	30-90	Greater than
(in thousands)	continuous	Days	Days	90 Days	Total
Repurchase agreements
U.S. government agencies-GSE’s	$5,568	$-	$-	$-	$5,568
Mortgage-backed Securities-GSEs	6,496	-	-	-	6,496
Total borrowings	$12,064	$-	$-	$-	$12,064
Gross amount of recognized liabilities for repurchase agreements					$12,003

NOTE I – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned during the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2017	2016
	(Dollars in thousands)

Beginning balance January 1	$599	$1,401
Sales	(787)	(1,831)
Write-downs	(214)	(164)
Transfers	2,495	1,142
Ending balance	$2,093	$548

At September 30, 2017 and December 31, 2016, the Company had $2.1 million and $599,000, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure totaled $461,000 and none at September 30, 2017 and December 31, 2016, respectively.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE J – MERGERS AND ACQUISITIONS

Proposed Merger with Premara Financial, Inc.

The Company and Bank entered into an Agreement and Plan of Merger and Reorganization dated as of July 20, 2017, with Premara Financial, Inc. (“Premara”) and its subsidiary bank, Carolina Premier Bank, Charlotte, NC. Pursuant to the terms of the merger agreement, the Company would acquire Carolina Premier Bank through the merger of Premara with and into the Company, with the Company as the surviving corporation. Immediately following the parent company merger, Carolina Premier Bank would be merged with and into the Bank, with the Bank as the surviving banking corporation in the bank merger. The transaction is subject to various closing conditions, including the receipt of requisite shareholder approvals and required approvals of State and Federal banking regulators.

If the merger is completed, each share of Premara common stock issued and outstanding will be converted into the right to receive 1.0463 shares of Company common stock or $12.65 in cash, with 948,080 shares of Premara common stock (equivalent to 30% of Premara’s outstanding shares of common stock as of the date of the merger agreement) being converted to the per share cash consideration and the balance of the outstanding shares of Premara common stock being converted into Company common stock. Based on the Company’s closing price of $11.89 per share on July 20, 2017, the day before the proposed transaction was publicly announced, the estimated aggregate purchase price payable by the Company was approximately $40 million.

NOTE K – SUBSEQUENT EVENTS

Litigation related to the Proposed Merger

On October 12, 2017, a purported class action complaint captioned Sharpenter v. Premara Financial, Inc., et al., Case# 3:17-cv-00607-GCM, was filed by an alleged shareholder of Premara on behalf of himself and similarly situated shareholders against Premara and Carolina Premier Bank and each of the entities’ individual directors in the U.S. District Court for the Western District of North Carolina. The complaint also names the Company and the Bank as defendants in the action. The complaint alleges, among other things, that Premara and the individually named directors (by virtue of their positions as officers and/or directors of Premara) omitted material facts related to the proposed merger from the Form S-4 Registration Statement that was filed in connection with the merger on September 27, 2017, and that as a result of such omissions, certain statements in the Registration Statement were materially false or misleading. The complaint alleges that the Company and the Bank, by virtue of their position of control over the composition of the Registration Statement, are also liable for the omissions alleged in the complaint. Plaintiff seeks to enjoin closing of the merger and have the Court direct the defendants to disseminate a Registration Statement that does not contain any alleged untrue statements of material fact and that states all material facts necessary to make such statements not false or misleading. In the event that the proposed merger is consummated, the plaintiff seeks to rescind it or set it aside or receive an award of unspecified damages. Plaintiff seeks to recover all costs of the lawsuit, including attorneys’ fees and experts’ fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Select Bancorp, Inc. (the “Company”). This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs and assumptions and information currently available to us. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results, performance or achievements may differ materially from the results expressed or implied by our forward-looking statements. Factors that could influence actual results, performance or achievements include, among other things: changes in national, regional and local market conditions; changes in legislative and regulatory conditions; changes in the interest rate environment; breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats; adverse change in credit quality trends; the receipt of required shareholder and regulatory approvals for the announced merger with Premara Financial, Inc. may not be obtained or may be delayed or take longer than anticipated; and diversion of management’s time and attention to merger-related issues.

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

We closed our branch located at 6390 Ramsey Street, Fayetteville, North Carolina and transferred accounts to our Fayetteville branch located at 2818 Raeford Road during September 2015. The property that housed our former Ramsey Street branch is included in assets held for sale on the consolidated balance sheet as of September 30, 2017.

On July 21, 2017, the Company announced that it had entered into a definitive merger agreement with Premara Financial, Inc., Charlotte, North Carolina (“Premara”) pursuant to which the Company would acquire Premara and its subsidiary bank, Carolina Premier Bank. Please see Note J to the Company’s Notes to Consolidated Financial Statements above for additional discussion.

Comparison of Financial Condition at

September 30, 2017 and December 31, 2016

During the first nine months of 2017, total assets increased by $76.1 million to $922.7 million as of September 30, 2017. The increase in assets was due primarily to loan growth funded by demand deposit accounts and time deposits. Earning assets at September 30, 2017 totaled $848.6 million and consisted of $754.8 million in net loans, $53.7 million in investment securities, $37.8 million in overnight investments and interest-bearing deposits in other banks and $2.3 million in non-marketable equity securities, of which $1.7 million is FHLB stock. Total deposits and shareholders’ equity at the end of the third quarter of 2017 were $775.0 million and $109.8 million, respectively.

Since the end of 2016, gross loans have increased by $86.2 million to $763.4 million as of September 30, 2017. At September 30, 2017, gross loans consisted of $84.6 million in commercial and industrial loans, $301.6 million in commercial real estate loans, $72.2 million in multi-family residential loans, $9.6 million in loans to individuals, $106.2 million in 1-to4 family residential real estate loans, $43.0 million in HELOCs, and $147.6 million in construction loans. Deferred loan fees, net of costs, on these loans were $1.3 million at September 30, 2017.

At September 30, 2017 and December 31, 2016, there were no federal funds sold and no repurchase agreements. Interest-earning deposits in other banks were $36.8 million at September 30, 2017, a $3.5 million decrease from December 31, 2016. The Company’s investment securities at September 30, 2017 were $53.7 million, a decrease of $8.6 million from December 31, 2016 in order to provide funding for higher yielding loans. The investment portfolio as of September 30, 2017 consisted of $10.6 million in government agency debt securities, $28.9 million in mortgage-backed securities and $14.1 million in municipal securities. The net unrealized gain on these securities as of September 30, 2017 was $785,000.

At September 30, 2017, the Company had an investment of $1.7 million in FHLB stock, which decreased by $539,000 from December 31, 2016 due to the effect of the repayment of advances during 2017 on the stock calculation. Also, the Company had $630,000 in other non-marketable securities at September 30, 2017, which decreased by $73,000 from December 31, 2016.

At September 30, 2017, non-earning assets were $74.1 million, an increase of $2.8 million from $71.3 million as of December 31, 2016. Non-earning assets included $15.5 million in cash and due from banks, bank premises and equipment of $17.4 million, goodwill of $6.9 million, core deposit intangible of $547,000, accrued interest receivable of $2.9 million, foreclosed real estate of $2.1 million, $22.6 million in bank owned life insurance (“BOLI”), $846,000 of assets held for sale, and other assets of $5.3 million which included $2.7 million in deferred tax assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets. The increase in non-earning assets was due primarily to the increase in deposits.

Total deposits at September 30, 2017 were $775.0 million and consisted of $173.2 million in non-interest-bearing demand deposits, $192.7 million in money market and NOW accounts, $34.2 million in savings accounts, and $374.9 million in time deposits. Total deposits increased by $95.4 million from $679.7 million as of December 31, 2016, due primarily to an increase in DDA deposits and a CD marketing program. The Bank had no brokered demand deposits and $61.7 million in brokered time deposits as of September 30, 2017.

As of September 30, 2017, the Company had $22.4 million of short-term debt of which was FHLB advances, and $12.4 million in long-term debt which is junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at September 30, 2017 was $109.8 million, an increase of $5.5 million from $104.3 million as of December 31, 2016. Accumulated other comprehensive income relating to available for sale securities increased $142,000 during the nine months ended September 30, 2017. Other changes in shareholders’ equity included increases of $70,000 in stock-based compensation, earnings of $5.2 million and $104,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At September 30, 2017, the Company had $2.9 million in loans that were 30 to 89 days past due. This represented 0.38% of gross loans outstanding on that date. This is a decrease from December 31, 2016 when there were $3.0 million in loans that were 30-89 days past due or 0.44% of gross loans outstanding. Non-accrual loans decreased from $5.8 million at December 31, 2016 to $2.0 million at September 30, 2017.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased from 1.39% at December 31, 2016 to 0.81% at September 30, 2017. The Company has experienced a decrease in non-accruals from $5.8 million at December 31, 2016 to $2.0 million as of September 30, 2017 and an increase in accruing troubled debt restructurings from $3.6 million at December 31, 2016 to $4.1 million as of September 30, 2017. Of the $3.8 million decrease in non-accrual loans in the first nine months of the year, the decrease is related to loans primarily in Multifamily Residential, HELOCS and Commercial Real Estate loan pool classifications.

At September 30, 2017, the Company had thirty-one loans totaling $4.7 million that were considered to be troubled debt restructurings or TDRs. Nineteen of these loans totaling $4.1 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, as of the dates indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	As of
	September 30,	December 31,
	2017	2016
	(Dollars in thousands)

Non-accrual loans	$2,013	$5,805
Accruing TDRs	4,140	3,625
Total non-performing loans	6,153	9,430
Foreclosed real estate	2,093	599
Total non-performing assets	$8,246	$10,029

Accruing loans past due 90 days or more	$663	$529
Allowance for loan losses	$8,647	$8,411

Non-performing loans to period end loans	0.81%	1.39%
Non-performing loans and accruing loans past due 90 days or more to period end loans	0.89%	1.47%
Allowance for loans losses to period end loans	1.13%	1.24%
Allowance for loan losses to non-performing loans	141%	89%
Allowance for loan losses to non-performing assets	105%	84%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	97%	80%
Non-performing assets to total assets	0.89%	1.18%
Non-performing assets and accruing loans past due 90 days or more to total assets	0.97%	1.25%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at September 30, 2017 and December 31, 2016 were $8.2 million and $10.0 million, respectively. The allowance for loan losses at September 30, 2017 represented 105% of non-performing assets compared to 84% at December 31, 2016.

Total impaired loans at September 30, 2017 were $7.5 million. This includes $2.0 million in loans that were classified as impaired because they were in non-accrual status and $7.0 million in loans that were determined to be impaired for other reasons. Of these loans, $1.0 million required a specific reserve of $20,000 at September 30, 2017.

Total impaired loans at December 31, 2016 were $11.0 million. This includes $5.8 million in loans that were considered to be impaired due to being in non-accrual status and $5.2 million in loans that were deemed to be impaired for other reasons. Of these loans, $2.8 million required a specific reserve of $117,000 at December 31, 2016.

The allowance for loan losses was $8.6 million at September 30, 2017 or 1.13% of gross loans outstanding. This is a decrease from the 1.24% reported as a percentage of gross loans at December 31, 2016. The Legacy Select loans were recorded at estimated fair value as of the acquisition date and the related credit risk reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of the allowance for loan losses to gross loans at September 30, 2017 for all periods post acquisition of Legacy Select. The allowance for loan losses at September 30, 2017 and December 31, 2016 represented 141% and 89%, respectively, of non-performing loans. It is management’s assessment that the allowance for loan losses as of September 30, 2017 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future.

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

At September 30, 2017 and December 31, 2016, the Company had $23.1 million and $21.7 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At September 30, 2017 and December 31, 2016, the Company had $11.3 million and $4.8 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 29.4% and 23.6% of total risk-based capital as of September 30, 2017 and December 31, 2016, which is less than the 100% maximum allowed. These loans may present more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At September 30, 2017 the Company had four product type groups that exceeded this guideline; Real Estate Commercial Construction, which represented 54% of risk-based capital, or $63.8 million, Real Estate Construction – Speculative and Presold, which represented 42% of risk-based capital, or $49.5 million, 1-4 Family Rental, which represented 54% of risk-based capital, or $63.8 million, and Multifamily Residential, which represented 60% of risk-based capital, or $69.9 million. All other commercial real estate groups were at or below the 40% threshold. At December 31, 2016, the Company exceeded the 40% guideline in two product types. The 1-to-4 Family Residential Rental category represented 66% of risk-based capital or $74.2 million and the Multi-family Residential category represented 49% of risk-based capital or $54.5 million at December 31, 2016. All other commercial real estate product types were under the 40% threshold.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of September 30, 2017 and December 31, 2016.

Acquisition, Development and Construction Loans

(Dollars in thousands)

	September 30, 2017			December 31, 2016
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total

Total ADC loans	$120,245	$27,312	$147,557	$76,037	$24,874	$100,911

Average Loan Size	$226	$294		$166	$350

Percentage of total loans	15.75%	3.58%	19.33%	11.23%	3.67%	14.90%

Non-accrual loans	$248	$-	$248	$151	$-	$151

Management closely monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at September 30, 2017 and December 31, 2016.

	September 30, 2017				December 31, 2016
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(Dollars in thousands)

Harnett County	$6,293	4.26%	$5,894	13.70%	$4,505	4.46%	$5,817	14.13%
Alamance County	2,016	1.37%	1,190	2.77%	1,169	1.16%	1,065	2.59%
Beaufort County	156	0.11%	1,502	3.49%	182	0.18%	1,026	2.49%
Brunswick County	8,808	5.97%	1,754	4.08%	4,506	4.46%	1,899	4.61%
Carteret County	3,027	2.05%	2,404	5.59%	585	0.58%	2,350	5.71%
Craven County	930	0.63%	442	1.03%	-	-%	-	-%
Cumberland County	22,468	15.23%	4,211	9.79%	22,610	22.41%	5,278	12.82%
Pasquotank County	1,030	0.70%	1,398	3.25%	947	0.94%	1,258	3.06%
Pitt County	15,702	10.64%	6,334	14.72%	13,697	13.57%	5,151	12.52%
Robeson County	703	0.48%	3,671	8.53%	803	0.80%	3,709	9.01%
Sampson County	26	0.02%	1,650	3.84%	71	0.07%	1,574	3.83%
Wake County	22,363	15.15%	1,367	3.18%	15,689	15.55%	1,536	3.73%
Wayne County	9,996	6.77%	4,384	10.19%	9,734	9.65%	4,281	10.40%
All other locations	54,039	36.62%	6,815	15.84%	26,413	26.17%	6,214	15.10%

Total	$147,557	100.00%	$43,016	100.00%	$100,911	100.00%	$41,158	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At September 30, 2017, the Company had $211.3 million in loans that had terms permitting interest only payments. This represented 27.7% of the total loan portfolio. At December 31, 2016, the Company had $161.5 million in loans that had terms permitting interest only payments. This represented 23.8% of the total loan portfolio as of such date. Notwithstanding the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $66.8 million, or 8.8% of total loans, at September 30, 2017 compared to $62.9 million, or 9.3% of total loans, at December 31, 2016. The Company’s ten largest customer relationships totaled $89.9 million, or 11.8% of total loans, at September 30, 2017 compared to $80.9 million, or 11.9% of total loans, at December 31, 2016. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended September 30, 2017 and 2016

General. During the third quarter of 2017, the Company had net income of $1.8 million as compared with net income of $1.7 million for the third quarter of 2016. Net income per common share for the third quarter of 2017 was $0.15, basic and diluted, compared with net income per common share of $0.15, basic and diluted, for the third quarter of 2016. Results of operations for the third quarter of 2017 were primarily impacted by an increase of $839,000 in net interest income, and a decrease in non-interest income of $7,000 and a decrease in the provision for loan losses of $135,000 versus the comparative three-month period in 2016. Noninterest expenses increased $808,000 which were primarily related to increased personnel expense of $373,000, merger related expenses of $278,000, foreclosure related expenses of $160,000, information system expenses of $59,000 and other expenses of $34,000 which was partially offset by a reduction in professional fees of $52,000, core deposit intangible amortization of $23,000 and a $20,000 decrease in occupancy expenses. The Company recorded a provision of loan losses of $202,000 for the third quarter of 2017 compared to a provision of $337,000 in the third quarter of 2016. Net interest margin of 4.19% in the third quarter of 2017 decreased 8 basis points from the same period in 2016 resulting from the accretion of the credit mark associated with the acquired Legacy Select loan portfolio and increased deposit costs.

Net Interest Income. Net interest income increased to $8.7 million for the third quarter of 2017 from $7.8 million for the third quarter of 2016. The Company’s total interest income was affected by the increase in loan balances due to growth. Average total interest-earning assets were $826.6 million in the third quarter of 2017 compared with $737.2 million during the same period in 2016, while the yield on those assets increased 8 basis points from 4.76% to 4.84%, which was primarily due to the increase in rates on recently originated loans.

The Company’s average interest-bearing liabilities increased by $80.2 million to $630.9 million for the quarter ended September 30, 2017 from $550.7 million for the same period one year earlier, and the cost of those funds increased from 0.66% to 0.85%, or 19 basis points. During the third quarter of 2017, the Company’s net interest margin was 4.19% and net interest spread was 3.98%. In the same quarter ended one year earlier, net interest margin was 4.27% and net interest spread was 4.10%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The loss history to be applied to its ASC 450 loan pools within the allowance for loan losses is based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the third quarter of 2017, the Company recorded a provision for loan losses of $202,000 based primarily on loan growth and improving credit metrics as compared to a provision of $337,000 in the third quarter of 2016. This trend of improving credit metrics had been consistently maintained in 2017.

Non-Interest Income. Non-interest income for the quarter ended September 30, 2017 was $778,000, a slight decrease from $785,000 in the third quarter of 2016. Service charges on deposit accounts decreased $12,000 to $237,000 for the quarter ended September 30, 2017 from $249,000 for the same period in 2016. Other non-deposit fees and income increased $5,000 from the third quarter of 2016 to the third quarter of 2017 due primarily to debit card fee transactions. The Company did not sell any investment securities in the third quarter of 2017 or 2016.

Non-Interest Expenses. Non-interest expenses increased by $808,000 to $6.4 million for the quarter ended September 30, 2017, from $5.6 million for the same period in 2016. The following are highlights of the significant categories of non-interest expenses during the third quarter of 2017 compared to the same period in 2016:

•	Personnel expenses increased $373,000 to $3.5 million, due to increased staff.

•	Foreclosed real estate-related expense increased $160,000, primarily due to write downs on a large real estate owned property.
•	There was an increase of $59,000 of information system expenses incurred in the third quarter of 2017 due to compliance and cyber security needs.
•	Professional fees decreased by $52,000 to $211,000, due to internal audit procedures being performed by staff.
•	Occupancy and equipment decreased by $20,000 to $555,000, due to branch restructuring.
•	Merger expenses increased by $278,000 due to announced acquisition.
•	Other non-interest expenses increased by $34,000, primarily due to an increase in administrative related non-interest expenses.

Provision for Income Taxes. The Company’s effective tax rate was 37.0% and 34.7% for the quarters ended September 30, 2017 and 2016, respectively. The effective tax rate for the third quarter of 2017 compared to the same quarter in 2016 was impacted by an adjustment to reduce the Company’s deferred tax asset resulting from enacted lower corporate tax rates for the State of North Carolina in 2016.

As of September 30, 2017 and December, 31, 2016, the Company had a net deferred tax asset in the amount of $2.7 million and $3.1 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things, recent earnings trends, projected earnings, and asset quality. As of September 30, 2017 and December 31, 2016, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Comparison of Results of Operations for the

Nine months ended September 30, 2017 and 2016

General. During the first nine months of 2017, the Company had net income of $5.2 million as compared with net income of $5.1 million for the first nine months of 2016. Net income per share for the first nine months of 2017 was $0.45, basic and diluted, compared with net income per share of $0.44, basic and diluted, for the first nine months of 2016. Results of operations for the first nine months of 2017 compared to 2016 was primarily impacted by an increase of $2.0 million in net interest income, an increase in provision for loan losses of $244,000, a decrease of $196,000 in non-interest income and an increase in non-interest expenses of $1.5 million. Net interest margin of 4.20% in the first nine months of 2017 decreased 2 basis points from the same period in 2016.

Net Interest Income. Net interest income increased to $25.0 million for the first nine months of 2017 from $23.1 million for the first nine months of 2016. The Company’s total interest income was affected by the increase in total loan balances. Average total interest-earning assets were $800.9 million in the first nine months of 2017 compared with $737.1 million during the same period in 2016, while the yield on those assets increased 8 basis points from 4.72% to 4.80%.

The Company’s average interest-bearing liabilities increased by $46.3 million to $607.2 million for the nine months ended September 30, 2017 from $560.9 million for the same period one year earlier and the cost of those funds increased from 0.65% to 0.79%, or 14 basis points. During the first nine months of 2017, the Company’s net interest margin was 4.20% and net interest spread was 4.00%. In the same period ended one year earlier, net interest margin was 4.22% and net interest spread was 4.07%. The increase in the cost of funds was the primary driver of lower net interest margin in 2017.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The loss history to be applied to its ASC 450 loan pools within the allowance for loan losses is based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. The Company recorded a provision of $1.1 million for the first nine months of 2017 compared to $847,000 for the first nine months of 2016. Loan growth was the primary contributor to the increased 2017 provision expense. Improving credit metrics have been consistently maintained in 2016 and 2017.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2016 was $2.3 million, a decrease of $196,000 from the first nine months of 2016. Service charges on deposit accounts decreased $74,000 to $668,000 for the nine months ended September 30, 2017 from $742,000 for the same period in 2016, primarily due to a decrease in overdraft charges. Other non-deposit fees and income decreased $100,000 from the first nine months of 2016 to the first nine months of 2017, primarily due to decreases in debit card activity. The Company recognized a gain on sale of investment securities of $22,000 for the first nine months of 2016 compared to no gains for the first nine months of 2017.

Non-Interest Expenses. Non-interest expenses increased by $1.5 million to $18.2 million for the nine months ended September 30, 2017, from $16.8 million for the same period in 2016. Non-interest expenses were also impacted in 2017 by $278,000 in merger related expenses for our announced acquisition of Premara. The following are highlights of the significant categories of non-interest expenses during the first nine months of 2017 versus the same period in 2016:

•	Personnel expenses increased $1.2 million to $10.7 million, due to additions in staff.
•	Occupancy and equipment expenses decreased by $137,000 due to branch repositioning.
•	CDI amortization expense decreased by $69,000 in the first nine months of 2017 due to scheduled reductions.
•	Deposit insurance expense decreased $115,000 due to rate reductions.
•	Information systems expense increased $64,000 due to compliance and cybersecurity initiatives.
•	Merger related expenses increased by $278,000 due to an announced acquisition.
•	Foreclosed real estate increased $88,000 due to write downs on a large property.
•	Other non-interest expenses increased by $113,000, due to small increases in several categories of other non-interest expenses.

Provision for Income Taxes. The Company’s effective tax rate was 34.7% and 35.2% for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate for the first nine months of 2017 was impacted by North Carolina corporate income tax rate reductions compared to 2016 tax rates.

As of September 30, 2017 and December, 31, 2016, the Company had a net deferred tax asset in the amount of $2.7 million and $3.1 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of September 30, 2017 and December 31, 2016, management concluded that the net deferred tax asset was fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 11.6% of total assets at September 30, 2017 which was a decrease as compared to 13.9% as of December 31, 2016. This reduction in liquid assets to total assets resulted primarily from loan growth and letting higher rate deposits roll off.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of September 30, 2017, the Company had existing credit lines with other financial institutions to purchase up to $153.0 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 25% of total assets, subject to available collateral. A floating lien of $109.3 million of qualifying loans is pledged to the FHLB to secure borrowings. At September 30, 2017, the Company had $22.4 million in FHLB advances outstanding. At September 30, 2017, in addition to FHLB advances, total borrowings also consisted of subordinated debentures of $12.4 million.

Total deposits were $775.0 million at September 30, 2017. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 48.4% of total deposits at September 30, 2017. Time deposits of $250,000 or more represented 11.8% of the Company’s total deposits at September 30, 2017. At quarter-end, the Company had $61.7 million in brokered time deposits and no brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Commencing in the first quarter of 2015, financial institutions and their holding companies became subject to the BASEL III capital requirements. A new part of the capital ratios profile under the Basel III rules is the common equity Tier 1 risk-based ratio which does not include limited life components such as trust preferred securities and SBLF preferred stock in this calculation. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 11.9% at September 30, 2017.

As the following table indicates, at September 30, 2017, the Company and the Bank both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
Select Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	14.18%	8.00%
Tier 1 risk-based capital ratio	13.18%	6.00%
Leverage ratio	12.57%	4.00%
Common equity Tier 1 risk-based capital ratio	11.79%	4.50%

		Regulatory
	Actual	Minimum	Well-Capitalized
Select Bank & Trust	Ratio	Requirement	Requirement

Total risk-based capital ratio	13.56%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.56%	6.00%	8.00%
Leverage ratio	11.98%	4.00%	5.00%
Common equity Tier 1 risk-based capital ratio	12.56%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of September 30, 2017.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of June 30, 2017.

	June 30, 2017
(Dollars in thousands)	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	14.4%	6.0%
+ 3.0%	11.6	5.4
+ 2.0%	8.3	4.2
+ 1.0%	4.1	2.3
No change	-	-
- 1.0%	(5.0)	(4.8)

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the third quarter of 2017. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter of 2017 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.        OTHER INFORMATION

Item 1. Legal Proceedings

The discussion under the subheading “Litigation Related to the Proposed Merger” under “Note K – Subsequent Events” in the accompanying Notes to Consolidated Financial Statements included in Part I of this Report is incorporated herein by reference.

Except as noted in the immediately prior paragraph, the Company is not currently engaged in, nor are any of its properties subject to, any material legal proceedings.  From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it attempts to collect loans, enforce its security interest in loans, or other matters of similar nature.

Item 1A. Risk Factors

We face additional risk of litigation due to our acquisition strategy.

In addition to the ordinary risk of litigation that we face in connection with our day-to-day banking activities, we also face litigation risk in connection with our strategy to grow through acquisition of other financial institutions. The Company, as well as our directors and officers and the companies we seek to acquire, may face claims from shareholders related to transaction disclosures or alleged breaches of fiduciary duties in connection with entering into such acquisition transactions. The defense or settlement of any such lawsuit or claims, or the delay that any such lawsuit may cause on the strategic acquisitions that we pursue, may adversely affect the Company’s business, financial condition, results of operations and cash flows.

Except as noted in the immediately prior paragraph, there are no material changes from the risk factors set forth under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Index

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.

2.1	Agreement and Plan of Merger and Reorganization by and among Select Bancorp, Inc., Select Bank & Trust Company, Premara Financial, Inc., and Carolina Premier Bank dated as of July 20, 2017	8-K	2.1	07/26/17	000-50400

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, in XBRL (eXtensible Business Reporting Language)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: November 9, 2017	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: November 9, 2017	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer

