Form 10-K
period 2017-12-31
SELECT BANCORP, INC.
filed 2018-03-16
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $123,399,405.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date: 14,013,917 shares outstanding as of March 9, 2018.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

FORM 10-K CROSS-REFERENCE INDEX

Part I

Item 1 –Business

General

Select Bancorp, Inc. (the “Registrant” or the “Company”) (formerly New Century Bancorp, Inc.) was incorporated under the laws of the State of North Carolina on May 14, 2003, at the direction of the Board of Directors of Select Bank & Trust Company (formerly New Century Bank), for the purpose of serving as the bank holding company for Select Bank & Trust Company (“Select Bank” or the “Bank”) and became the holding company for the Bank on September 19, 2003. To become the Bank’s holding company, the Registrant received the approval of the Federal Reserve Board as well as Select Bank’s shareholders. Upon receiving such approval, each outstanding share of common stock of Select Bank was exchanged on a one-for-one basis for one share of common stock of the Registrant. On July 25, 2014, New Century Bancorp, Inc. and New Century Bank changed their names to Select Bancorp, Inc. and Select Bank & Trust Company, respectively. This was in conjunction with the merger with “Legacy” Select Bancorp, Inc. and Select Bank & Trust Company of Greenville, NC. On December 15, 2017, the Registrant acquired Premara Financial, Inc. (“Premara”) and its banking subsidiary Carolina Premier Bank (“Carolina Premier”) of Charlotte, North Carolina. Under the terms of that acquisition, Premara was merged with and into the Registrant, Carolina Premier was merged with and into the Bank, and shareholders of Premara received 1.0463 shares of the Registrant’s common stock or $12.65 in cash for each outstanding share of Premara common stock, with approximately 70% of such shares being exchanged for shares of the Registrant’s common stock and 30% being exchanged for cash.

The Registrant operates for the primary purpose of serving as the holding company for its subsidiary depository institution, Select Bank & Trust Company. The Registrant’s headquarters is located at 700 West Cumberland Street, Dunn, North Carolina 28334.

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

Primary Market Area

The Registrant’s market area consists of portions of central and eastern North Carolina which includes Alamance, Beaufort, Brunswick, Carteret, Cumberland, Harnett, Mecklenburg, New Hanover, Pasquotank, Pitt, Robeson, Sampson, Wake and Wayne counties and portions of northwestern South Carolina in Cherokee, Pickens and York counties. The Bank has branch offices in Dunn, Burlington, Charlotte, Clinton, Elizabeth City, Fayetteville, Goldsboro, Greenville, Leland, Lillington, Lumberton, Morehead City, Raleigh and Washington, North Carolina and Rock Hill, Blacksburg and Six Mile, South Carolina.  The Registrant’s market area has a population of over 3.8 million with an average household income of over $44,500.

Total deposits in the Registrant’s market area exceeded $228 billion at June 30, 2017.  The leading economic components of Alamance County, North Carolina, are healthcare and education with the largest employers being LabCorp, the public school system, the Alamance Regional Medical Center and Elon University. In Beaufort County, North Carolina, the top employers are the Beaufort County Schools, PCS Phosphate Company, Vidant Medical Center and other manufacturing facilities and public administration. Brunswick County North Carolina’s leading industries are education, public administration with the County of Brunswick, Progress Energy and a Food Lion distribution center. In Carteret County, North Carolina, it is public services that are leading economic factors as education, health services and public administration are the leading employers followed by major retailers including Wal-Mart, Food Lion and Big Rock Sports LLC, an outdoor sporting goods distributor. Cumberland County, North Carolina’s leading sector is the Department of Defense with extensions of the Army, Navy and Air Force located there, followed by Cape Fear Valley Health Systems, a Wal-Mart distribution Center, county and city administration and Goodyear Tire manufacturing facility. The U.S. Department of Veteran’s Affairs and Fayetteville Technical Community College also employ over 1,000 in Cumberland County. In Harnett County, North Carolina, top economic sectors are Harnett County Schools, along with a Food Lion distribution center, Campbell University, public administration, Betsy Johnson Memorial Hospital and a new Rooms To Go manufacturing and distribution center. In New Hanover County, North Carolina, education, health services and government officers are leaders in the economy. New Hanover Regional Medical Center, the school system and the University of North Carolina at Wilmington are the largest employers along with PPD Development, a pharmaceutical company. In Mecklenburg County, education, financial activities and health services are leading industries. The Charlotte-Mecklenburg Hospital and school systems are top employers along with Wells Fargo and Bank of America. Transportation is also a leading industry in Mecklenburg County with American Airlines as a top employer. In Pasquotank County, North Carolina, education, health services and the U.S. Department of Homeland Security through the U.S. Coast Guard base in Elizabeth City are top employers. Pitt County, North Carolina, has a mix of education and health services employers and still relies heavily on manufacturing with over 1,000 jobs attributable to NACCO Materials Handling Group as well as being home to East Carolina University and Vidant Medical Center. In Robeson County, North Carolina, leading sectors include education, health services, and manufacturing with Mountaire Farms of N.C. employing over 1,000.  Robeson County is also home to UNC Pembroke and the Campbell Soup Supply Company.  In Sampson County, North Carolina, leading sectors include education, manufacturing, agriculture and natural resources with top employers including Smithfield Foods, Prestage Farms and Hog Slat.  In Wake County, North Carolina, leading sectors include government, education, healthcare, and technology.  Wayne County North Carolina’s leading sectors are the federal government and military services, education and retail trade. In South Carolina’s Cherokee County, manufacturing, administrative and waste management are leading industries. Brown Packing Company, the Cherokee County School District and Ambassador Personnel are among the largest employers. In Pickens County, South Carolina, state government and education are leading the economy with both the state government offices and Clemson University among the largest employers. In York County, South Carolina, manufacturing, medical, retail and education are leading economic components as Kent Companies, a concrete contractor, York Hospital, the federal government and Wal-Mart are the top employers.

Competition

Commercial banking in the North Carolina and South Carolina markets in which the Bank operates is extremely competitive. The Registrant competes in its market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of advertising.  As of June 30, 2017, data provided by the FDIC Deposit Market Share Report indicated that, within the Registrant’s market area, there were 903 offices of insured depository institutions (38 in Alamance County, 14 in Beaufort County, 38 in Brunswick County, 26 in Carteret County, 60 in Cumberland County, 24 in Harnett County, 235 in Mecklenburg County, 12 in Pasquotank County, 45 in Pitt County, 30 in Robeson County, 14 in Sampson County, 252 in Wake County and 28 in Wayne County, all in North Carolina and 10 in Cherokee County, 30 in Pickens County and 47 in York County, South Carolina), including offices of the Bank.

The enactment of legislation authorizing interstate banking resulted in great increases in the size and financial resources of some of the Registrant’s competitors. In addition, larger out-of-state commercial banks have recently acquired a number of North Carolina and South Carolina banks and further heightened the competition among banks.

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

Employees

As of December 31, 2017, the Registrant employed 202 full time equivalent employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes relations with its employees to be good.

Regulation

Regulation of the Bank

General. The Bank is a North Carolina chartered commercial bank and its deposit accounts are insured by the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to supervision, examination and regulation by the North Carolina Office of the Commissioner of Banks (“Commissioner”) and the FDIC and to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, dividends, mergers, subsidiary investments and establishment of branch offices. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition and is required to obtain regulatory approval prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

As a federally insured depository institution, the Bank is subject to various regulations promulgated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) or (“FRB”), including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Insiders), Regulation W (Transactions with Affiliates), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

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

State Law. The Bank is subject to extensive supervision and regulation by the Commissioner. The Commissioner oversees state laws that set specific requirements for bank capital and deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail its resources, assets, liabilities and financial condition. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

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

In 2017, both the House of Representatives and the Senate introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and significantly impact financial services regulation. Although the bills vary in content, certain key aspects include revisions to rules related to mortgage loans, delayed implementation of rules related to the Home Mortgage Disclosure Act, and reform and simplifications of certain Volcker Rule requirements. We cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

2017 Executive Order. On February 3, 2017, the President of the United States issued an executive order identifying “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017 and October 26, 2017, respectively, the U.S. Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries.

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

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends or expand with new branch offices or through acquisitions, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the “Federal Deposit Insurance Corporation Improvement Act of 1991” below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the Registrant and its shareholders.

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

The Bank was required to comply with the new rule beginning on January 1, 2015. Compliance by the Registrant and the Bank with these capital requirements affects their respective operations by increasing the amount of capital required to conduct operations.

In October 2017, the federal banking agencies issued a notice of proposed rulemaking on simplifications to the final rules, a majority of which would apply solely to banking organizations that are not subject to the advanced approaches capital rule. Under the proposed rulemaking, non-advanced approaches banking organizations, such as the Registrant, would apply a simpler regulatory capital treatment for mortgage servicing assets (“MSAs”); certain deferred tax assets (“DTAs”) arising from temporary differences; investments in the capital of unconsolidated financial institutions; and capital issued by a consolidated subsidiary of a banking organization and held by third parties.

Specifically, the proposed rulemaking would eliminate: (i) the capital rule’s 10 percent common equity tier 1 capital deduction threshold that applies individually to MSAs, temporary difference DTAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the aggregate 15 percent common equity tier 1 capital deduction threshold that subsequently applies on a collective basis across such items; (iii) the 10 percent common equity tier 1 capital deduction threshold for non-significant investments in the capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock. The capital rule would no longer have distinct treatments for significant and non-significant investments in the capital of unconsolidated financial institutions, but instead would require that non-advanced approaches banking organizations deduct from common equity tier 1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of common equity tier 1 capital. The proposed rulemaking also includes revisions to the treatment of certain acquisition, development, or construction exposures that are designed to address comments regarding the current definition of high volatility commercial real estate exposure under the capital rule’s standardized approach.

In November 2017, the federal banking agencies adopted a final rule to extend the regulatory capital treatment applicable during 2017 under the capital rules for certain items, including regulatory capital deductions, risk weights, and certain minority interest limitations. The relief provided under the final rule applies to banking organizations that are not subject to the capital rules’ advanced approaches, such as the Registrant. Specifically, the final rule extends the current regulatory capital treatment of mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, significant investments in the capital of unconsolidated financial institutions in the form of common stock, non-significant investments in the capital of unconsolidated financial institutions, significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock, and common equity tier 1 minority interest, tier 1 minority interest, and total capital minority interest exceeding the capital rules’ minority interest limitations.

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor.  Leadership of the federal banking regulators, who are tasked with implementing Basel IV, supported the revisions. Although it is uncertain at this time, we anticipate some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to the Registrant.

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

As discussed above, on July 2, 2013, the Federal Reserve Board, and on July 9, 2013, the FDIC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and (subject to certain exceptions not applicable to the Registrant) their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Registrant and the Bank. The Basel III Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010.

The Basel III Rules include new risk-based and leverage capital ratio requirements which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Registrant and the Bank under the Basel III Rules are: (i) a common equity Tier 1 risk-based capital ratio of 4.5 percent; (ii) a Tier 1 risk-based capital ratio of 6 percent (increased from 4 percent); (iii) a total risk-based capital ratio of 8 percent (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4 percent for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments.

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

The following table shows the Bank’s actual capital ratios and the required capital ratios for the various prompt corrective action categories as of December 31, 2017.

						Regulatory
			Adequately		Significantly	Minimum
	Actual	Well-capitalized	Capitalized	Undercapitalized	Undercapitalized	Requirement
Total risk-based capital ratio	11.38%	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%	11.50% or more
Tier 1 risk-based capital ratio	10.56%	8.0% or more	6.0% or more	Less than 6.0%	Less than 4.0%	8.00% or more
Common equity Tier 1 risk-based capital ratio	10.56%	6.5% or more	4.5% or more	Less than 4.50%	Less than 3.0%	8.00% or more
Leverage ratio	12.08%	5.0% or more	4.0% or more *	Less than 4.0% *	Less than 3.0%	8.00% or more

* 3.0% if institution has the highest regulatory rating and meets certain other criteria.

A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. See Note M of the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

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

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $2.5 million at December 31, 2017. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the FRB, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $15.2 million up to $110.2 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2017, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the Bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 11.34% of total deposits and short-term borrowings at December 31, 2017, which management believes is adequate.

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

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. In addition, the Bank has an internal policy that loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank. Under the internal policy, the Bank’s loans to one borrower were limited to $10.5 million at December 31, 2017.

Transactions with Related Parties. Transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity which controls, is controlled by or is under common control with the Bank. In a holding company context, the parent holding company of a bank (such as the Registrant) and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

Loans to Directors, Executive Officers and Principal Stockholders. The Bank is subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the applicable regulations thereunder (“Regulation O”) on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state nonmember bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and related interests, the institution’s loans-to-one-borrower limit and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of directors approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

The Bank is also subject to the additional requirements and restrictions of Regulation O on loans to executive officers. Section 22(g) of the Federal Reserve Act requires approval by the board of directors of a depository institution for such extensions of credit and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the Bank Holding Company Act of 1956, as amended (“BHCA”) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

The Volcker Rule. Under provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” certain limitations are placed on the ability of bank holding companies and their affiliates to engage in sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. The Volcker Rule, which became fully effective in July 2015, has not had a material impact on the Bank or the Registrant.

In 2017, both the House of Representatives and the Senate introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and significantly impact financial services regulation. Although the bills vary in content, certain key aspects include revisions to, and simplifications of, certain Volcker Rule requirements.

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

In addition, in certain such cases, an application to, and the prior approval of, the North Carolina Commissioner of Banks may also be required.

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

Under the Gramm-Leach-Bliley Act, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Gramm-Leach-Bliley Act also imposes additional restrictions and heightened data privacy and disclosure requirements regarding non-public information collected by financial institutions.

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

Tax Cuts and Jobs Act of 2017. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act includes a number of provisions that impact the Registrant, including the following:

•	Tax Rate. The Tax Act replaces the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. Although the reduced tax rate generally should be favorable to the Registrant by resulting in increased earnings and capital, it decreased the value of our existing deferred tax assets by approximately $2.6 million as of December 31, 2017.

•	Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior to law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals.

•	Business Asset Expensing. The Tax Act allows taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

•	Interest Expense. The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion.

Future Legislation

The Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Registrant’s operations.

Item 1A – RISK FACTORS

An investment in the Registrant’s common stock involves certain risks. The following discussion highlights the risks that management believes are material for the Registrant, but does not necessarily include all the risks that we may face. Additional risks and uncertainties that are not currently known or that management does not currently deem material could also have a material adverse impact on our business, results of our operations and financial condition. You should carefully consider the risk factors and uncertainties described below and elsewhere in this Report in evaluating an investment in the Registrant’s common stock.

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

In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulators, the FDIC and the Commissioner, as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of either of these regulators after a review of the information available at the time of their examination. Our allowance for loan losses amounted to $8.8 million and $8.4 million, or 0.90% and 1.24% of total loans outstanding and 127% and 89% of nonperforming loans, at December 31, 2017 and 2016, respectively. See Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note E to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K, for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.

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

Nearly all of our loans are secured by real estate or made to businesses in our market area, which includes portions of central and eastern North Carolina and northwestern South Carolina. As a result of this geographic concentration, our results may correlate to the economic conditions in these areas. Declines in these markets’ economic conditions may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, our results of operations. Adverse conditions in the local economy such as inflation, unemployment, recession or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our financial condition and results of operations.

A decline in local economic conditions could adversely affect the values of real property used as collateral for our loans. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. At December 31, 2017, approximately 83.5% of the Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If the value of real estate in our market area were to decline materially, a significant portion of our loan portfolio could become under collateralized and/or cause us to realize a loss in the event of a foreclosure. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

A significant portion of our loan portfolio consists of loans for commercial real estate and construction, which carry greater historical credit risk than residential mortgage loans.

We originate commercial real estate loans and commercial and industrial loans, most often secured by commercial properties and construction loans primarily within our market area. These loans tend to involve larger loan balances to a single borrower or groups of related borrowers, more complex underlying collateral, and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than residential real estate other loans for the following reasons:

•	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2017, commercial real estate loans were approximately 41.0% of the Bank’s total loan portfolio.

•	Commercial and Industrial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be more difficult to liquidate than residential real estate, or fluctuate in value based on the success of the business. As of December 31, 2017, commercial and industrial loans were approximately 10.8% of the Bank’s total loan portfolio.

•	Construction Loans. Repayment is dependent on completion of the project and the subsequent financing of the completed project as a commercial real estate or residential real estate loan, and in some instances on the rent or sale of the underlying project. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2017, construction loans were approximately 18.1% of the Bank’s total loan portfolio.

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

We originate fixed and adjustable rate loans secured by one-to-four family residential real estate. As of December 31, 2017, we had $156.9 million in residential mortgage loans, which comprised 15.97% of our total loan portfolio. The residential loans in our loan portfolio are sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Residential loans with high combined loan-to-value ratios generally are more sensitive and may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which could in turn adversely affect our financial condition and results of operations.

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

Our expansion strategy may expose us to additional risks related to our acquisition of other financial institutions.

Our acquisition of other financial institutions, such as the recent merger with Carolina Premier Bank, or parts of other institutions, such as with branch acquisitions, involves a number of risks, including the risk that:

•	we may incur substantial costs in identifying and evaluating potential acquisitions and merger partners, or in evaluating new markets, hiring experienced, local managers, and opening new offices;
•	our estimates and judgments used to evaluate credit, operations, management and market risks relating to target institutions may not be accurate;
•	the institutions we acquire may have distressed assets and there can be no assurance that we will be able to realize the value we predict from those assets or that we will make sufficient provisions or have sufficient capital for future losses;
•	we may be required to take write-downs or write-offs, restructuring and impairment, or other charges related to the institutions we acquire that could have a significant negative effect on our financial condition and results of operations;
•	there may be substantial lag-time between completing an acquisition and generating sufficient assets and deposits to support costs of the expansion;
•	our management’s attention in negotiating a transaction and integrating the operations and personnel of the combining businesses may be diverted from our existing business and we may not be able to successfully integrate such operations and personnel;
•	we may enter new markets where we lack local experience or that introduce new risks to our operations, or that otherwise result in adverse effects on our results of operations;
•	we may introduce new products and services we are not equipped to manage or that introduce new risks to our operations, or that otherwise result in adverse effects on our results of operations;
•	we may incur intangible assets in connection with an acquisition, or the intangible assets we incur may become impaired, which could result in adverse short-term effects on our results of operations;
•	we may assume liabilities in connection with an acquisition, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our results of operations, financial condition and stock price; or
•	we may lose key employees and customers that were part of the reason we pursued an acquisition.

We cannot assure you that we will be able to successfully integrate any banks or banking offices that we acquire into our operations or retain the customers that we acquire in any acquisition. If any of these risks occur in connection with our expansion efforts, it may have a material and adverse effect on our results of operations and financial condition.

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

The Bank derives its income primarily from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowed funds and other interest-bearing liabilities. In general, the larger the spread, the more the Bank earns. When market rates of interest change, the interest the Bank receives on its assets and the interest the Bank pays on its liabilities will fluctuate. Changes in market interest rates could adversely affect our interest rate spread and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our interest rate spread to expand or contract. Our liabilities are shorter in duration than our assets, so they will adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs generally will rise faster than the yield we earn on our assets, causing our interest rate spread to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—will also reduce our interest rate spread. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities are shorter in duration than our assets, when the yield curve flattens or even inverts, we will experience pressure on our interest rate spread as our cost of funds increases relative to the yield we can earn on our assets. In addition, our mortgage banking income is sensitive to changes in interest rates. During periods of rising and relatively higher interest rates, mortgage originations for purchased homes can decline considerably and refinanced mortgage activity can severely decrease. During periods of falling and relatively lower interest rates, the opposite effects can occur.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. The Company is subject to Federal Reserve Board regulation, and the Bank is subject to extensive regulation, supervision, and examination by the FDIC and the Commissioner. In addition, as a member of the FHLB of Atlanta, the Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A claim against us under these laws could have a material adverse effect on our results of operations.

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

Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes and is one example of how legislative changes can greatly impact our business. Changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways, including, among other things, subjecting us to increased capital requirements, liquidity and risk management requirements, creating additional costs, limiting the types of financial services and products we may offer and/or increasing the ability of non-banks to offer competing financial services and products. While we cannot predict the extent to which additional legislation will be enacted or the extent we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations, and other institutions.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs, conduct enhanced customer due diligence, and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the U.S. Treasury’s Office of Foreign Assets Control. Federal and state bank regulators also focus on compliance with the Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. It is our policy not to make predatory loans and to determine borrowers’ ability to repay in accordance with regulatory standards, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and impact the cost and pricing of loans that we make.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

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

We are also subject to the accounting rules and regulations of the Securities and Exchange Commission (the “SEC”) and the Financial Accounting Standards Board (the “FASB”). From time to time the SEC and the FASB, update accounting principles generally accepted in the United States that govern the preparation of our financial statements and may also require extraordinary efforts or additional costs to implement. Any of these rules or regulations may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect us. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates are incorrect, we may experience unexpected material adverse consequences that could negatively affect our business, results of operations and financial condition.

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

In July 2013, the Federal Reserve, FDIC and Office of the Comptroller of the Currency approved final rules that established an integrated regulatory capital framework that addressed perceived shortcomings in certain capital requirements. The rules implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Compliance by the Registrant and the Bank with these capital requirements affects our business by increasing the amount of capital required to conduct operations. In order to support the operations at the Bank, we may need to raise capital in the future. Our ability to raise capital will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we may be unable to raise capital on terms acceptable to us if at all. If we cannot raise capital when needed, our ability to operate or further expand our operations could be materially impaired. In addition, if we decide to raise equity capital under such conditions, the interests of our shareholders could be diluted.

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

Increases in FDIC insurance premiums may adversely affect our net income and profitability.

The last economic recession caused a high level of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. We are generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are bank or financial institution failures that exceed the FDIC’s expectations, the Bank may be required to pay higher FDIC premiums than those currently in force. Any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings and financial condition.

We rely on other companies to provide key components of our business infrastructure.

Third-party vendors provide key components of our business infrastructure such as internet connections, network access, core application processing, and operational software. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Any such failures could damage our reputation, which could negatively affect our operating results. Replacing these third-party vendors could also entail significant delay and expense.

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

We generally outsource a portion of the operational and technological modifications and improvements we make to third parties, and they may experience errors or disruptions that could adversely impact us and over which we may have limited control. In addition, these third parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure. We also face risk from the integration of new infrastructure platforms and/or new third-party providers of such platforms into our existing businesses.

We may not be able to realize the remaining benefit of our deferred tax assets.

As of December 31, 2017 and 2016, we had a net deferred tax asset of $4.5 million and $3.2 million, respectively. A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of the total deferred tax asset will not be realized. In assessing the future ability of the Company to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company will continue to monitor its deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations, or other factors could impact the realization of the deferred tax asset in the future. If we are unable to realize the full benefit of the deferred tax assets, it could negatively impact our results of operations.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have goodwill recorded on our balance sheet as an asset with a carrying value as of December 31, 2017 of $24.9 million. Under GAAP, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values. The Bank is our only reporting unit. The price of our common stock is one of several factors available for estimating the fair value of our reporting units. Although the price of our common stock is currently trading above book value, it has traded below book value in the past and may do so again in the future. Subject to the results of other valuation techniques, if this situation were to return and persist, it could indicate that a portion of our goodwill is impaired. Accordingly, for this reason or other reasons that indicate that the goodwill at any of our reporting units is impaired, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.

We may not be able to effectively compete with larger financial institutions for business.

Commercial banking in North Carolina and South Carolina is extremely competitive. The Bank competes with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of these competitors have broader geographic markets, higher lending limits, more services, and more media advertising. We may not be able to compete effectively in our markets, and our results of operations could be adversely affected by the nature or pace of change in competition.

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

Risks Related to an Investment in Our Common Stock

The relatively low trading volume in our common stock may adversely affect your ability to resell shares at prices that you find attractive or at all.

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

Item 1B – UNRESOLVED STAFF COMMENTS

None.

Item 2 - Properties

The following table sets forth the location of the main office, branch offices, and operation centers of the Registrant’s subsidiary depository institution, Select Bank & Trust Company, as well as certain information relating to these offices.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased

Select Bank & Trust Main Office	2001	12,600	Owned
700 West Cumberland Street
Dunn, NC 28334

Blacksburg Office	2017	2,898	Owned
203 W Cherokee Street
Blacksburg, SC 29702

Burlington Office	2015	5,056	Owned
3158 South Church Street
Burlington, NC 27217

Charlotte Office	2017	15,191	Leased
13024 Ballantyne Corporate Place
Charlotte, NC 28277

Clinton Office	2008	3,100	Owned
111 Northeast Boulevard
Clinton, NC 28328

Elizabeth City Office	2014	3,229	Owned
416 Hughes Boulevard
Elizabeth City, NC 27909

Fayetteville Office	2004	10,000	Owned
2818 Raeford Road
Fayetteville, NC 28303

Goldsboro Office	2005	6,300	Owned
431 North Spence Avenue
Goldsboro, NC 27534

Greenville Charles Blvd Office	2014	6,860	Owned
3600 Charles Blvd.
Greenville, NC 27858

Leland Office	2015	3,731	Owned
1101 New Pointe Boulevard
Leland, NC 28451

Lillington Office	2007	4,500	Owned
818 McKinney Parkway
Lillington, NC 27546

Lumberton Office	2006	3,500	Owned
4400 Fayetteville Road
Lumberton, NC 28358

Morehead City Office	2015	3,731	Leased
168 N.C. 24
Morehead City, NC 28577

Raleigh Office	2016	6,538	Leased
4505 Falls of Neuse Road, Suite #100
Raleigh, NC 27609

Rock Hill Office	2017	2,030	Leased
201 Oakland Avenue
Rock Hill, SC 29730

Six Mile Office	2017	700	Leased
115 N Main Street
Six Mile, SC 29682

Washington Office	2014	1,126	Leased
155 North Market Street, Suite 103
Washington, NC 27889

Wilmington Office	2017	8,500	Leased
1001 Military Cutoff Road, Suite 100
Wilmington, NC 28405

Operations Center	2010	7,500	Owned
861 Tilghman Drive
Dunn, NC 28335

Operations Center - Annex	2010	5,000	Owned
863 Tilghman Drive
Dunn, NC 28335

Item 3 - Legal Proceedings

In the ordinary course of operations, the Registrant and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2017 there are no material pending legal proceedings to which the Registrant, or any of its subsidiaries, is a party, or of which any of their property is the subject.

Item 4 – mine safety disclosureS

Not applicable.

Part II

Item 5 - Market for registrant’s Common Equity, Related Stockholder Matters and ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s common stock is quoted on the NASDAQ Global Market under the trading symbol “SLCT.” Raymond James & Associates, Inc., Automated Trading Desk Financial Services, B-Trade Services, Citadel Securities, Domestic Securities, Hill Thompson Magid & Company, Hudson Securities, J. P. Morgan Securities, Janney Montgomery Scott, LLC, Knight Capital Americas, L.P., Monroe Financial Partners, UBS Securities, Sandler O’Neill & Partners, L.P., and Scott & Stringfellow provide bid and ask quotes for our common stock. At March 9, 2018, there were 14,013,917 shares of common stock issued and outstanding, which were held by 1,149 shareholders of record.

	Sales Prices
	High	Low
2017
First Quarter	$11.22	$9.71
Second Quarter	12.25	10.91
Third Quarter	12.70	11.25
Fourth Quarter	12.64	11.55

2016
First Quarter	$8.18	$7.70
Second Quarter	8.25	8.00
Third Quarter	8.72	7.89
Fourth Quarter	10.48	8.02

The Registrant did not declare or pay common stock cash dividends during 2017 and 2016, and it is not currently anticipated that cash dividends will be declared and paid to common shareholders at any time in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

Performance Graph

Select Bancorp, Inc.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Select Bancorp, Inc.	100.00	119.13	131.61	144.46	175.89	225.71
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
SNL Southeast Bank Index	100.00	135.52	152.63	150.24	199.45	246.72

Source: S&P Global Market Intelligence

© 2017

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Registrant’s repurchases of its common stock. There were no share repurchases during the fourth quarter of the fiscal year covered by this annual report.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs(1)

October 2017 Beginning Date: 10/1 Ending Date: 10/31	—	$—	—	581,518

November 2017 Beginning Date: 11/1 Ending Date: 11/30	—	—	—	581,518

December 2017 Beginning Date: 12/1 Ending Date: 12/31	—	—	—	581,518

(1) On August 31, 2016, the Registrant announced that its board of directors had authorized a repurchase plan under which the Registrant may repurchase up 581,518 shares of its common stock through open market purchases or privately negotiated transactions. The Registrant’s purchase plan has no time limit.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the year ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)

Operating Data:
Total interest income	$39,617	$34,709	$33,341	$26,104	$22,903
Total interest expense	5,106	3,733	3,542	4,519	5,258
Net interest income	34,511	30,976	29,799	21,585	17,645
Provision (Recovery) for loan losses	1,367	1,516	890	(194)	(325)
Net interest income after provision (recovery) for loan losses	33,144	29,460	28,909	21,779	17,970
Total non-interest income	3,072	3,222	3,292	2,675	2,629
Merger related expenses	2,166	-	378	1,941	428
Other non-interest expense	25,153	22,281	21,852	18,719	15,427
Income before income taxes	8,897	10,401	9,971	3,794	4,744
Provision for income taxes	5,712	3,647	3,418	1,437	1,803
Net Income	3,185	6,754	6,553	2,357	2,941
Dividends on Preferred Stock	-	4	77	38	-
Net income available to common shareholders	$3,185	$6,750	$6,476	$2,319	$2,941

Per Share Data:
Earnings per share - basic	$0.27	$0.58	$0.56	$0.26	$0.43
Earnings per share - diluted	0.27	0.58	0.56	0.26	0.43
Market Price
High	12.70	10.48	8.47	10.78	7.42
Low	9.71	7.70	6.62	6.25	5.43
Close	12.64	9.85	8.09	7.37	6.67
Book value	9.72	8.95	8.38	8.59	8.09
Tangible book value	7.72	8.29	7.67	7.82	8.07

Selected Year-End Balance Sheet Data:
Loans, gross of allowance	$982,626	$677,195	$617,398	$552,038	$346,500
Allowance for loan losses	8,835	8,411	7,021	6,844	7,054
Other interest-earning assets	89,531	93,093	134,368	138,198	138,406
Goodwill	24,904	6,931	6,931	6,931	-
Core deposit intangible	3,101	810	1,241	1,625	182
Total assets	1,194,135	846,640	817,015	766,121	525,646
Deposits	995,044	679,661	651,161	618,902	448,458
Borrowings	47,651	60,129	58,376	46,324	18,677
Shareholders’ equity	136,115	104,273	104,702	97,685	56,004

Selected Average Balances:
Total assets	$898,943	$829,315	$765,274	$631,905	$555,354
Loans, gross of allowance	732,089	639,412	578,759	430,571	354,871
Total interest-earning assets	813,773	744,024	686,663	565,264	511,597
Goodwill	7,719	6,931	9,931	2,946	-
Core deposit intangible	640	1,020	1,330	884	237
Deposits	738,310	665,764	607,214	523,954	470,526
Total interest-bearing liabilities	787,073	723,111	659,676	554,405	413,419
Shareholders’ equity	108,709	102,110	102,068	73,660	55,701

Selected Performance Ratios:
Return on average assets	0.35%	0.81%	0.86%	0.37%	0.53%
Return on average equity	2.93%	6.61%	6.42%	3.12%	5.28%
Net interest margin (4)	4.14%	4.06%	4.34%	3.88%	3.46%
Net interest spread (4)	4.09%	4.04%	4.18%	3.60%	3.22%
Efficiency ratio (1)	72.69%	65.15%	67.18%	77.16%	78.20%

Asset Quality Ratios:
Nonperforming loans to period-end loans (2)	0.71%	1.02%	1.41%	2.15%	4.58%
Allowance for loan losses to period-end loans (3) 0.90%	1.24%	1.14%	1.24%	2.04%
Net loan charge-offs (recoveries) to average loans	0.13%	0.02%	0.12%	(0.03)%	0.15%

	At or for the year ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)

Capital Ratios:
Total risk-based capital	11.86%	15.12%	16.01%	17.70%	19.26%
Tier 1 risk-based capital	11.04%	14.03%	15.04%	16.56%	18.00%
Common equity Tier 1 Capital	9.94%	12.48%	12.33%	-	-
Leverage ratio	12.64%	12.99%	13.81%	13.10%	12.62%
Tangible equity to assets	9.05%	11.40%	10.88%	11.65%	10.62%
Equity to assets ratio	11.40%	12.57%	13.68%	15.46%	10.65%

Other Data:
Number of banking offices	18	13	14	14	8
Number of full time equivalent employees	202	150	153	154	97

(1)	Efficiency ratio is calculated as non-interest expenses divided by the sum of net interest income and non-interest income.
(2)	Nonperforming loans consist of non-accrual loans and restructured loans.
(3)	Allowance for loan losses to period-end loans ratio excludes loans held for sale.
(4)	Fully taxable equivalent basis.

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

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small-to-medium sized businesses located in central and eastern North Carolina in addition to northwest South Carolina. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking, savings accounts and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

FINANCIAL CONDITION

DECEMBER 31, 2017 AND 2016

Overview

Total assets at December 31, 2017 were $1.2 billion, which represents an increase of $347.5 million or 41.0% from December 31, 2016. Interest earning assets at December 31, 2017 totaled $1.1 billion and consisted of $973.8 million in net loans, $63.8 million in investment securities, and $46.1 million in overnight investments and interest-bearing deposits in other banks. Total deposits and shareholders’ equity at December 31, 2017 were $995.0 million and $136.1 million, respectively.

On December 15, 2017 the Company acquired Premara Financial, Inc. through the merger of Premara with and into the Company. Immediately following the parent merger, Premara’s wholly owned subsidiary, Carolina Premier Bank, was merged with and into Select Bank. As a result of the mergers, the Company acquired a branch in Charlotte, North Carolina and branches in Rock Hill, Blacksburg and Six Mile, South Carolina. The Company also added additional assets of $278.8 million, net loans of $198.4 million and $226.3 million in deposits through the acquisition. The Company now operates 18 full-service offices in two states, having also added a full-service branch in Wilmington, North Carolina during 2017 and a branch in Raleigh, North Carolina during 2016.

Investment Securities

Investment securities increased to $63.8 million at December 31, 2017 from $62.3 million at December 31, 2016. The Company’s investment portfolio at December 31, 2017, which consisted of U.S. government sponsored entities agency securities (GSE’s), mortgage-backed securities, corporate bonds and bank-qualified municipal securities, aggregated $63.8 million with a weighted average taxable equivalent yield of 2.88%. The Company also holds an investment of $2.5 million in Federal Home Loan Bank Stock with a weighted average yield of 5.86%. The investment portfolio increased $1.5 million in 2017 as a result of $4.3 million of maturities and $6.0 million prepayments, $22.0 million in disposals, offset by $34.4 million in purchases of which $32.8 million were from the Premara merger and a decrease of $42,000 in the market value of securities available for sale and net accretion of investment discounts.

The following table summarizes the securities portfolio by major classification as of December 31, 2017:

Securities Portfolio Composition

(dollars in thousands)

			Tax
	Amortized	Fair	Equivalent
	Cost	Value	Yield

U. S. government agency securities - GSE’s:
Due within one year	$324	$327	2.66%
Due after one but within five years	9,636	9,718	2.49%
Due after five but within ten years	3,155	3,189	2.75%
Due after ten years	126	130	3.91%
	13,241	13,364	2.57%
Mortgage-backed securities:
Due within one year	-	-	-%
Due after one but within five years	27,667	27,774	2.47%
Due after five but within ten years	1,904	1,910	2.83%
Due after ten years	-	-	-%
	29,571	29,684	2.48%
Corporate bonds:
Due within one year	-	-	-%
Due after one but within five years	593	607	8.57%
Due after five but within ten years	1,265	1,281	4.76%
Due after ten years	-	-	-%
	1,858	1,888	5.56%

State and local governments:
Due within one year	651	653	3.05%
Due after one but within five years	7,522	7,600	2.91%
Due after five but within ten years	1,499	1,510	3.30%
Due after ten years	8,911	9,075	3.94%
	18,583	18,838	3.40%
Total securities available for sale:
Due within one year	975	980	2.43%
Due after one but within five years	45,418	45,699	2.61%
Due after five but within ten years	7,823	7,890	3.45%
Due after ten years	9,037	9,205	3.86%

	$63,253	$63,774	2.88%

Loans Receivable

The loan portfolio at December 31, 2017 totaled $982.6 million, which was a $305.5 million, or 45.1%, increase from December 31, 2016. At December 31, 2017, the portfolio was composed of $867.5 million in real estate loans, $106.2 million in commercial and industrial loans, and $10.2 million in loans to individuals. Also included in loans outstanding is $1.3 million in net deferred loan fees. The increase in loans outstanding during 2017 was due primarily to loan growth and the acquisition of Carolina Premier, which acquisition accounted for $198.4 million of net loans at December 31, 2017.

The following table describes the Company’s loan portfolio composition by category at the dates indicated:

	At December 31,
	2017		2016		2015		2014		2013
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$156,901	16.0%	$97,978	14.5%	$87,955	14.2%	$90,903	16.5%	$35,006	10.1%
Commercial real estate	403,100	41.0%	281,723	41.6%	259,259	42.0%	233,630	42.3%	169,176	48.9%
Multi-family residential	76,983	7.8%	56,119	8.3%	40,738	6.6%	42,224	7.6%	19,739	5.7%
Construction	177,933	18.1%	100,911	14.9%	107,688	17.4%	83,593	15.1%	53,325	15.3%
Home equity lines of credit	52,606	5.3%	41,158	6.1%	42,002	6.8%	38,093	6.9%	31,863	9.2%
Total real estate loans	867,523	88.2%	577,889	85.4%	537,642	87.0%	488,443	88.4%	309,109	89.2%
Other loans:
Commercial and industrial	106,164	10.8%	90,678	13.4%	73,491	11.9%	58,217	10.6%	29,166	8.4%
Loans to individuals & overdrafts	10,244	1.1%	9,827	1.4%	7,255	1.2%	6,017	1.1%	8,775	2.5%
Total other loans	116,408	11.9%	100,505	14.8%	80,746	13.1%	64,234	11.7%	37,941	10.9%
Less:
Deferred loan origination (fees) cost, net	(1,305)	(0.1)%	(1,199)	(0.2)%	(990)	(0.1)%	(639)	(0.1)%	(550)	(0.1)%
Total loans	982,626	100.0%	677,195	100%	617,398	100.0%	552,038	100.0%	346,500	100.0%
Allowance for loan losses	(8,835)		(8,411)		(7,021)		(6,844)		(7,054)
Total loans, net	$973,791		$668,784		$610,377		$545,194		$339,446

The majority of the Company’s loan portfolio is comprised of real estate loans. This category, which includes both commercial and consumer loan balances, increased from 85.4% of the loan portfolio at December 31, 2016 to 88.2% at December 31, 2017. There was a $121.4 million increase in commercial real estate loans, a $59.0 million increase in 1-to-4 family residential loans, a $11.4 million increase in HELOC loans, a $77.0 million increase in construction loans, and a $20.9 million increase in multi-family residential loans.

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

Acquisition, Development and Construction Loans

As of December 31, 2017

(dollars in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$149,856	$28,077	$177,933

Average Loan Size	$262	$265

Percentage of total loans	15.25%	2.86%	18.11%

Non-accrual loans	$384	$-	$384

Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

Included in ADC loans and residential real estate loans as of December 31, 2017 were certain loans that exceeded regulatory loan to value (“LTV”) guidelines. As of that date, the Company had $24.6 million in non-1-to-4 family residential loans that exceeded the regulatory LTV limits and $13.8 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits. The banking regulators recognize that it may be appropriate in individual cases to originate or purchase loans with LTV ratios in excess of regulatory limits based on the support provided by other credit factors. The Bank has established a review and approval procedure for such loans. Under applicable guidance, the total amount of all loans in excess of regulatory LTV limits should not exceed 100% of total capital. The total amount of these loans represented 31.2% of total risk-based capital as of December 31, 2017, which is less than the 100% maximum specified in regulatory guidance. These loans may present more than ordinary risk to the Company if the real estate market softens for both market activity and collateral valuations. Similar information with respect to the Company’s ADC portfolio at December 31, 2016 is set forth below:

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

At December 31, 2017, the Company exceeded the 40% guideline in five product types. The 1-to-4 Family Residential Rental category represented 52% of Risk-Based Capital or $64.4 million, Real Estate Commercial Construction represented 51% of Risk-Based Capital or $62.3 million, Real Estate Construction Spec & Presold represented 42% or $51.6 million, Office Building category represented 56% or $68.8 million, and the Multi-family Residential category represented 61% of Risk-Based Capital or $74.6 million. All other commercial real estate product types were under the 40% threshold. These product types exceeded established guidelines as a result of loans acquired in the merger with Carolina Premier and recent loan growth.

At December 31, 2016, the Company exceeded the 40% guideline in two product types. The 1-to-4 Family Residential Rental category represented 66% of Risk-Based Capital or $74.2 million and the Multi-family Residential category represented 49% of Risk-Based Capital or $54.5 million at December 31, 2016. All other commercial real estate product types were under the 40% threshold.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and home equity lines of credit (“HELOC”) loans at December 31, 2017.

	ADC Loans	Percent	HELOC	Percent
	(dollars in thousands)

Harnett County	$5,076	2.85%	$5,365	10.20%
Alamance County	1,727	0.97%	1,075	2.04%
Beaufort County	147	0.08%	1,649	3.13%
Brunswick County	8,509	4.78%	1,696	3.22%
Carteret County	3,279	1.84%	2,795	5.31%
Craven County	923	0.52%	578	1.10%
Cherokee County	-	-%	59	0.11%
Cumberland County	23,105	12.99%	4,196	7.98%
Mecklenburg County	10,826	6.08%	3,249	6.18%
New Hanover County	19,445	10.93%	2,136	4.06%
Pasquotank County	1,115	0.63%	1,730	3.29%
Pickens County	-	-%	72	0.14%
Pitt County	17,421	9.79%	6,727	12.79%
Robeson County	837	0.47%	3,606	6.86%
Sampson County	26	0.01%	1,694	3.22%
Wake County	25,785	14.49%	1,281	2.43%
Wayne County	10,475	5.89%	4,185	7.96%
Wilson County	85	0.05%	71	0.13%
York County	408	0.23%	1,454	2.76%
All other locations	48,744	27.40%	8,988	17.09%

Total	$177,933	100.00%	$52,606	100.00%

Below is a table showing geographic concentrations for ADC and HELOC loans at December 31, 2016.

	ADC Loans	Percent	HELOC	Percent
	(dollars in thousands)

Harnett County $ 4,505	4.46%	$5,817	14.13%
Alamance County	1,169	1.16%	1,065	2.59%
Beaufort County	182	0.18%	1,026	2.49%
Brunswick County	4,506	4.47%	1,899	4.61%
Carteret County	585	0.58%	2,350	5.71%
Cumberland County	22,610	22.40%	5,278	12.82%
Pasquotank County	947	0.94%	1,258	3.06%
Pitt County	13,697	13.57%	5,151	12.52%
Robeson County	803	0.80%	3,709	9.01%
Sampson County	71	0.07%	1,574	3.83%
Wake County	15,689	15.55%	1,536	3.73%
Wayne County	9,734	9.65%	4,281	10.40%
All other locations	26,413	26.17%	6,214	15.10%

Total	$100,911	100.00%	$41,158	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At December 31, 2017, the Company had $291.8 million in loans that had terms permitting interest only payments. This represented 29.70% of the total loan portfolio. At December 31, 2016, the Company had $161.5 million in loans that had terms permitting interest only payments. This represented 23.85% of the total loan portfolio. In light of the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio are interest only payments during the acquisition, development, and construction phases of such projects but then convert to amortizing term loans with scheduled payments of principal and interest.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit concentrations totaled $66.7 million or 6.8% of total loans at December 31, 2017 compared to $62.9 million or 9.3% of total loans at December 31, 2016. The Company’s ten largest customer loan relationship concentrations totaled $90.0 million, or 9.2% of total loans, at December 31, 2017 compared to $80.9 million, or 11.9% of total loans at December 31, 2016. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have a material adverse impact on the capital position of the Company and on our results of operations.

Maturities and Sensitivities of Loans to Interest Rates

The following table presents the maturity distribution of the Company’s loans at December 31, 2017. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate:

	At December 31, 2017
		Due after one
	Due within	year but within	Due after
	one year	five years	five years	Total
	(dollars in thousands)
Fixed rate loans:
1-to-4 family residential	$12,954	$83,495	$28,564	$125,013
Commercial real estate	42,618	239,719	63,656	345,993
Multi-family residential	8,499	48,100	4,889	61,488
Construction	3,617	40,803	12,906	57,326
Home equity lines of credit	-	137	136	273
Commercial and industrial	7,350	52,732	8,700	68,782
Loans to individuals & overdrafts	1,905	3,358	1,833	7,096
Total at fixed rates	76,943	468,344	120,684	665,971

Variable rate loans:
1-to-4 family residential	6,725	10,357	14,035	31,117
Commercial real estate	8,745	35,891	11,943	56,579
Multi-family residential	983	11,710	2,802	15,495
Construction	105,968	12,853	1,402	120,223
Home equity lines of credit	3,042	16,095	32,867	52,004
Commercial and industrial	23,450	5,915	7,921	37,286
Loans to individuals & overdrafts	1,810	617	714	3,141
Total at variable rates	150,723	93,438	71,684	315,845

Subtotal	227,666	561,782	192,368	981,816

Non-accrual loans	799	803	513	2,115

Gross loans	$228,465	$562,585	$192,881	$983,931

Deferred loan origination (fees) costs, net				(1,305)

Total loans				$982,626

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may require a principal reduction or modify other terms of the loan at the time of renewal.

Past Due Loans and Nonperforming Assets

At December 31, 2017, the Company had $6.2 million in loans that were 30 days or more past due. This represented 0.63% of gross loans outstanding on that date. This is an increase from December 31, 2016 when there were $3.0 million in loans that were past due 30 days or more, or 0.44% of gross loans outstanding. Non-accrual loans decreased to $2.1 million at December 31, 2017 from $5.8 million at December 31, 2016. As of December 31, 2017, the Company had thirty-six loans totaling $5.8 million that were considered to be troubled debt restructurings, of which twenty-two loans totaling $4.9 million were still accruing interest. As of December 31, 2016, the Company had thirty-seven loans totaling $6.0 million that were considered to be troubled debt restructurings, of which twenty-three loans totaling $3.6 million were still accruing interest. There were eleven loans in the aggregate amount of $1.5 million greater than 90 days past due and still accruing interest at December 31, 2017 and there were three loans in the amount of $529,000 greater than 90 days past due and still accruing interest at December 31, 2016. Tables included in Note E of the Notes to Consolidated Financial Statements included under Item 8 of this report present an age analysis of past due loans, including acquired credit-impaired loans, or PCI Loans, segregated by class of loans as of December 31, 2017.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	As December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)

Non-accrual loans	$2,115	$5,805	$6,635	$6,938	$9,319
Restructured loans	4,863	3,625	2,077	4,938	6,537
Total non-performing loans	6,978	9,430	8,712	11,876	15,856
Foreclosed real estate	1,258	599	1,401	1,585	2,008
Total non-performing assets	$8,236	$10,029	$10,113	$13,461	$17,864

Accruing loans past due 90 days or more	$1,476	$529	$142	$2,230	$-
Allowance for loan losses	$8,835	$8,411	$7,021	$6,844	$7,054

Non-performing loans to period end loans	0.71%	1.39%	1.41%	2.15%	4.58%
Non-performing loans and accruing loans past due 90 days or more to period end loans	0.86%	1.47%	1.43%	2.56%	4.58%
Allowance for loan losses to period end loans	0.90%	1.24%	1.14%	1.24%	2.04%
Allowance for loan losses to non-performing loans	127%	89%	81%	58%	44%
Allowance for loan losses to non-performing assets	107%	84%	69%	51%	39%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	91%	80%	68%	44%	39%
Non-performing assets to total assets	0.69%	1.18%	1.24%	1.76%	3.40%
Non-performing assets and accruing loans past due 90 days or more to total assets	0.81%	1.25%	1.26%	2.05%	3.40%

In addition to the above, the Company had $4.9 million in loans that were considered to be impaired for reasons other than their past due, accrual or restructured status. In total, there were $8.0 million in loans that were considered to be impaired at December 31, 2017, which is a $3.0 million decrease from the $11.0 million that was impaired at December 31, 2016. Impaired loans have been evaluated by management in accordance with Accounting Standards Codification (“ASC”) 310 and $61,000 has been included in the allowance for loan losses as of December 31, 2017 for these loans. All troubled debt restructurings and other non-performing loans are included within impaired loans as of December 31, 2017.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through provisions for loan losses charged to expense and represents management’s best estimate of probable loan losses that will be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated losses and risk inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of reserves is designed to account for changes in credit quality as they occur. The provision for loan losses reflects loan quality trends, including the levels of and trends related to past due loans and economic conditions at the local and national levels. It also considers the quality and risk characteristics of the Company’s loan origination and servicing policies and practices. Individual reserves are calculated according to ASC 310-10-35 against loans evaluated individually and deemed to most likely be impaired. Impaired loans include all loans in non-accrual status, all troubled debt restructures, all substandard loans that are deemed to be collateral dependent, and other loans that management determines require reserves.

The following table presents the Company’s allowance for loan losses by loan type as well as each loan type as a percentage of total loans at December 31 for the years indicated.

	At December 31,
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	2017	loans	2016	loans	2015	loans	2014	loans	2013	loans
	(dollars in thousands)

1-to-4 family residential	$1,058	11.98%	$846	10.05%	$605	14.25%	$628	16.47%	$826	10.10%
Commercial real estate	3,370	38.15%	3,448	41.12%	3,005	41.99%	2,938	42.32%	4,599	48.82%
Multi-family residential	791	8.95%	628	7.48%	393	6.60%	279	7.65%	74	5.70%
Construction	1,955	22.13%	1,301	15.47%	1,386	17.44%	1,103	15.14%	565	15.39%
Home equity lines of credit	549	6.21%	623	7.42%	573	6.80%	985	6.90%	680	9.20%
Commercial and industrial	807	9.13%	1,248	14.84%	922	11.90%	726	10.55%	245	8.42%
Loans to individuals & overdrafts	305	3.60%	317	3.76%	137	1.18%	185	1.09%	65	2.53%
Deferred loan origination (fees) cost, net		(0.15)%	-	(0.14)%	-	(0.16)%	-	(0.12)%	-	(0.16)%

Total allocated	8,835	100.00%	8,411	100.00%	7,021	100.00%	6,844	100.00%	7,054	100.00%
Unallocated	-		-		-		-		-
Total	$8,835		$8,411		$7,021		$6,844		$7,054

The allowance for loan losses as a percentage of gross loans outstanding decreased by 0.34% during 2017 to 0.90% of gross loans at December 31, 2017 primarily due to the accounting impact of the purchase of Premara which doesn’t allow for their ALLL to be carried over. The change in the allowance during 2017 resulted from net charge-offs of $1.0 million and a provision of $1.4 million. General reserves totaled $8.8 million or 0.90% of gross loans outstanding as of December 31, 2017, as compared to year-end 2016 when they totaled $8.4 million or 1.22% of loans outstanding. At December 31, 2017, specific reserves on impaired loans constituted $61,000 or 0.01% of gross loans outstanding compared to $117,000 or 0.02% of loans outstanding as of December 31, 2016. The loans that were acquired from Premara are included in the gross loan number used in the calculations above. The acquired loans are accounted for under ASC 310-20 and ASC 310-30 which results in initial credit marks for the inherent loss risk for those loans being established as part of the initial fair value mark and is not included in the Allowance for Loan Losses. Total acquired loans represent $273.0 million of the gross loan total at December 31, 2017 of which $23.3 million are purchased credit impaired loans.

The following table presents information regarding changes in the allowance for loan losses in detail for the years indicated:

	As of December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Allowance for loan losses at beginning of year	$8,411	$7,021	$6,844	$7,054	$7,897
Provision (recovery) for loan losses	1,367	1,516	890	(194)	(325)
	9,778	8,537	7,734	6,860	7,572
Loans charged off:
Commercial and industrial	(73)	(182)	(141)	(63)	(135)
Construction	(17)	(2)	(79)	(4)	(28)
Commercial real estate	(914)	(189)	(663)	(150)	(384)
Multi-family residential	(-)	(-)	(5)	-	-
Home equity lines of credit	(179)	(205)	(115)	(327)	(316)
1-to-4 family residential	(22)	(7)	(70)	(26)	(325)
Loans to individuals & overdrafts	(101)	(90)	(54)	(98)	(135)
Total charge-offs	(1,306)	(675)	(1,127)	(668)	(1,323)

Recoveries of loans previously charged off:
Commercial and industrial	211	22	48	32	137
Construction	29	22	29	63	25
Multi-family residential	2	-	106	-	-
Commercial real estate	16	151	84	364	96
Home equity lines of credit	25	35	21	78	81
1-to-4 family residential	46	299	102	92	398
Loans to individuals & overdrafts	34	20	24	23	68
Total recoveries	363	549	414	652	805

Net recoveries (charge-offs)	(943)	(126)	(713)	(16)	(518)

Allowance for loan losses at end of year	$8,835	$8,411	$7,021	$6,844	$7,054

Ratios:
Net charge-offs (recoveries) as a percent of average loans	0.13%	0.02%	0.12%	0.00%	0.15%
Allowance for loan losses as a percent of loans at end of year	0.90%	1.24%	1.14%	1.24%	2.04%

While the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making determinations regarding the allowance.

The table below presents information detailing the allowance for loan losses for originated and purchased credit impaired acquired loans:

Analysis of Allowance for Credit Losses

(dollars in thousands)

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
Year ended December 31, 2017
Total loans
Commercial and Industrial	$1,248	$73	$211	$(579)	$807
Construction	1,301	17	29	642	1,955
Commercial real estate	3,448	914	16	820	3,370
Multi-family residential	628	-	2	161	791
Home Equity Lines of credit	623	179	25	80	549
1-to-4 family residential	846	22	46	188	1,058
Loans to individuals & overdrafts	317	101	34	55	305
Total	$8,411	$1,306	$363	$1,367	$8,835

PCI loans
Commercial and Industrial	$37	$-	$-	$28	$65
Construction	-	-	-	-	-
Commercial real estate	-	-	-	66	66
Multi-family residential	-	-	-	-	-
Home Equity Lines of credit	12	-	-	(12)	-
1-to-4 family residential	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-
Total	$49	$-	$-	$82	$131

Loans – excluding PCI
Commercial and Industrial	$1,211	$73	$211	$(607)	$742
Construction	1,301	17	29	642	1,955
Commercial real estate	3,448	914	16	754	3,304
Multi-family residential	628	-	2	161	791
Home Equity Lines of credit	611	179	25	92	549
1-to-4 family residential	846	22	46	188	1,058
Loans to individuals & overdrafts	317	101	34	55	305
Total	$8,362	$1,306	$363	$1,285	$8,704

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

Management believes the level of the allowance for loan losses as of December 31, 2017 is appropriate in light of the risk inherent within the Company’s loan portfolio.

Other Assets

At December 31, 2017, non-earning assets totaled $78.4 million, an increase of $61.5 million from $52.1 million at December 31, 2016. Non-earning assets at December 31, 2017 consisted of: cash and due from banks of $16.6 million, premises and equipment totaling $18.3 million, foreclosed real estate totaling $1.3 million, accrued interest receivable of $4.0 million, goodwill of $24.9 million and other assets totaling $13.3 million, including net deferred taxes of $4.5 million.

The Company has an investment in bank owned life insurance of $28.4 million, which increased $5.7 million from the Premara merger plus $575,000 due to earnings since December 31, 2016. The increase in BOLI in 2016 was from earnings. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

Deposits

Total deposits at December 31, 2017 were $995.0 million and consisted of $227.1 million in non-interest-bearing demand deposits, $250.9 million in money market and NOW accounts, $69.5 million in savings accounts, and $447.6 million in time deposits. Total deposits increased by $315.4 million from $679.7 million as of December 31, 2016. Non-interest-bearing demand deposits increased by $63.5 million from $163.6 million as of December 31, 2016. MMDA and NOW accounts increased by $76.7 million from $174.2 million as of December 31, 2016. Savings accounts increased by $31.1 million from $38.4 million as of December 31, 2016. Time deposits increased by $144.2 million during 2017. The deposit growth of $315.4 million in 2017 was primarily due to the Carolina Premier acquisition which represented $226.3 million plus organic generation of $89.1 million and in 2016 the increase was due to organic deposit growth of $28.5 million.

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Period Ended December 31,
	2017		2016		2015		2014		2013
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Savings, NOW and money market deposits	$220,249	0.25%	$209,769	0.19%	$205,792	0.19%	$170,183	0.19%	$147,800	0.23%
Time deposits > $100,000	258,141	1.09%	204,120	0.82%	158,704	0.85%	137,911	1.52%	122,166	2.13%
Other time deposits	94,420	1.03%	91,573	1.08%	104,388	1.19%	112,990	1.50%	117,564	1.61%
Total interest-bearing deposits	572,810	0.76%	505,462	0.60%	468,884	0.64%	421,084	0.98%	387,530	1.25%

Noninterest-bearing deposits	173,608	-	160,302	-	138,330	-	102,870	-	82,996	-

Total deposits	$746,418	0.58%	$665,764	0.46%	$607,214	0.49%	$523,954	0.79%	$470,526	1.02%

Short-Term and Long-Term Debt

As of December 31, 2017, the Company had $28.3 million in short-term debt which consisted of FHLB advances, and $19.4 million in long-term debt, which included $12.4 million in junior subordinated debentures issued to New Century Statutory Trust I in connection with the Company’s 2004 issuance of trust preferred securities. The Company acquired $29.0 million in FHLB advances with the December 2017 acquisition of Carolina Premier Bank. However, we were still able to reduce oustanding short-term and long-term debt by $12.5 million compared to the prior year end as a result of increased deposits and the liquidation of investment securities.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2017 was $136.1 million, an increase of $31.8 million from $104.3 million as of December 31, 2016. Changes in shareholders’ equity included $3.2 million in net income, $115,000 in stock based compensation, proceeds of $166,000 from stock option exercises, and other comprehensive income of $40,000 related to the increase in the unrealized gain in the Company’s available for sale investment security portfolio. In addition, the December 15, 2017 merger with Premara resulted in a $28.3 million increase in shareholders’ equity.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Overview

During 2017, the Company had net income of $3.2 million compared to net income of $6.8 million for 2016. Both basic and diluted net income per share for the year ended December 31, 2017 were $0.27, compared with basic and diluted net income per share of $0.58 for 2016.

Embedded in the Company's net income numbers for the year ended December 31, 2017, are net after tax merger expenses of $1.4 million, related to the acquisition of Carolina Premier. In addition, due to the Tax Act that was signed into law on December 22, 2017, the Company was required to calculate a "tax re-measurement" for the associated rate change for its deferred taxes. This tax re-calculation resulted in an increase of approximately $2.5 million of income tax expense for the year, which directly impacted the Company's reported GAAP results.

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

Net interest income increased by $3.5 million to $34.5 million for the year ended December 31, 2017. The Company’s total interest income was impacted by an increase in interest earning assets and a slow rising interest rate environment in 2017. Average total interest-earning assets were $835.6 million in 2017 compared with $744.0 million in 2016. The yield on those assets increased by 7 basis points from 4.70% in 2016 to 4.77% in 2017 primarily because of increasing investment yields of 31 basis points. Meanwhile, average interest-bearing liabilities increased by $59.9 million from $622.7 million for the year ended December 31, 2016 to $562.8 million for the year ended December 31, 2017. Cost of these funds increased by 16 basis points in 2017 to 0.82% from 0.66% in 2016 which was primarily due to an increase of 25 basis points on larger time deposits and 38 basis points on borrowings. In 2017, the Company’s net interest margin was 4.16% and net interest spread was 3.95%. In 2016, net interest margin was 4.20% and net interest spread was 4.04%.

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

The Company recorded a $1.4 million provision for loan losses in 2017 compared to a provision of $1.5 million recorded in 2016. The decrease in provision was due to improving asset quality and was offset by loan growth. For more information on changes in the allowance for loan losses, refer to Note E of the notes to the consolidated financial statements in the section titled Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2017 was $3.1 million down $150,000 from $3.2 million from 2016. Contributing to the decrease were a decrease in deposit service charges of $67,000 due to lower overdraft fee income, a decrease in gain on sale of securities of $21,000 and a decrease in other non-interest income of $62,000 primarily due to debit cards and pin replacements.

Non-Interest Expenses

Non-interest expenses increased by $5.0 million or 22.6% to $27.3 million for the year ended December 31, 2017, from $22.3 million for the same period in 2016. The following are highlights of the significant changes in non-interest expenses from 2016 to 2017.

•	Personnel expenses increased $1.8 million to $15.6 million primarily due to cost of living increases and the Bank’s branch expansion plus starting a mortgage department.
•	Occupancy and equipment expenses decreased $112,000 to $2.2 million primarily due to lease maturities and reductions in repairs and maintenance.
•	Information systems increased $187,000 to $2.3 million from $2.1 million in 2016 due largely to the increase in security related applications.
•	Professional fees increased to $1.2 million in 2017 from $977,000 in 2016, a 21.0% increase due to legal fees and consulting fees.
•	No merger /acquisition related expenses were recognized in 2016 compared to $2.2 million in 2017.
•	Other operating expense increased primarily due to increased franchise taxes, dues and subscriptions, and other sundry expenses by $447,000 or 14.0%.

Provision for Income Taxes

The Company’s effective tax rate in 2017 was 64.2%, compared to 35.1% in 2016. Included in the effective tax rate for 2017 is the effect of the tax law legislation change enacted December 22, 2017. The tax law change required a re-measurement of the deferred taxes of the Company that resulted in a corresponding increase in income tax expense of $2.6 million. It is anticipated that the effective rate for 2018 will be approximately 23.4% to 23.6%. For further discussion pertaining to the Company’s tax position, refer to Note L of the consolidated financial statements.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Overview

During 2016, the Company had net income of $6.8 million compared to net income of $6.6 million for 2015. Both basic and diluted net income per share for the year ended December 31, 2016 were $0.58, compared with basic and diluted net income per share of $0.56 for 2015.

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

Provision for Loan Losses

The Company recorded a $1.5 million provision for loan losses in 2016 compared to a provision of $890,000 recorded in 2015 as a result of loan recoveries. The increase in provision was due to loan growth, offset by lower net charge offs. For more information on changes in the allowance for loan losses, refer to Note E of the notes to consolidated financial statements in the section titled Allowance for Loan Losses.

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

Provision for Income Taxes

The Company’s effective tax rate in 2016 was 35.1%, compared to 34.3% in 2015. For further discussion pertaining to the Company’s tax position, refer to Note L of the notes to consolidated financial statements.

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

	For the Years Ended December 31,
	2017			2016			2015
	(dollars in thousands)
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans, gross of allowance	$732,289	$37,853	5.17%	$631,791	$33,062	5.23%	$578,759	$31,576	5.46%
Investment securities	59,082	1,523	2.58%	72,244	1,638	2.27%	91,790	2,027	2.21%
Other interest-earning assets	44,204	480	1.09%	39,989	257	0.64%	16,114	71	0.44%
Total interest-earning assets	835,575	39,856	4.77%	744,024	34,957	4.70%	686,663	33,674	4.90%

Other assets	75,269			85,288			78,611

Total assets	$910,844			$829,312			$765,274

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$220,249	547	0.25%	$209,769	390	0.19%	$205,792	393	0.19%
Time deposits over $100,000	258,141	2,811	1.09%	204,120	1,678	0.82%	158,704	1,356	0.85%
Other time deposits	94,420	968	1.03%	91,573	986	1.08%	104,388	1,242	1.19%
Borrowings	49,891	780	1.56%	57,348	679	1.18%	52,462	551	1.05%

Total interest-bearing liabilities	622,701	5,106	0.82%	562,810	3,733	0.66%	521,346	3,542	0.68%

Non-interest-bearing deposits	173,608			160,302			138,330
Other liabilities	4,712			4,090			3,530
Shareholders' equity	109,823			102,110			102,068

Total liabilities and shareholders' equity	$910,844			$829,312			$765,274

Net interest income/interest rate spread (taxable-equivalent basis)		$34,750	3.95%		$31,224	4.04%		$30,132	4.22%

Net interest margin (taxable-equivalent basis)			4.16%			4.20%			4.39%

Ratio of interest-earning assets to interest-bearing liabilities	134.19%			132.20%			131.71%

Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$34,750	4.00%		$31,224	4.00%		$30,132	4.36%
Less:
taxable-equivalent adjustment		239			248			333

Net Interest Income		$34,511			$30,976			$29,799

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

	Year Ended			Year Ended			Year Ended
	December 31, 2017 vs. 2016			December 31, 2016 vs. 2015			December 31, 2015 vs. 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income:
Loans	$5,227	$(436)	$4,791	$2,834	$(1,348)	$1,486	$8,641	$(1,212)	$7,429
Investment securities	(318)	208	(110)	(437)	43	(394)	12	(234)	(222)
Other interest-earning assets	36	187	223	129	57	186	(141)	55	(86)

Total interest income (taxable-equivalent basis)	4,945	(41)	4,904	2,562	(1,248)	1,278	8,512	(1,391)	7,121

Interest expense:
Deposits:
Savings, NOW and money market	23	134	157	7	(10)	(3)	68	(1)	67
Time deposits over $100,000	516	617	1,133	381	(59)	322	247	(987)	(740)
Other time deposits	30	(48)	(18)	(145)	(111)	(256)	(116)	(339)	(455)
Borrowings	(102)	203	101	55	73	128	260	(109)	151

Total interest expense	466	906	1,373	298	(107)	191	459	(1,436)	(977)

Net interest income
Increase/(decrease) (taxable-equivalent basis)	$4,478	$(947)	3,531	$2,228	$(1,141)	1,087	$8,053	$(45)	8,098

Less:
Taxable-equivalent adjustment			(9)			248			333
Net interest income Increase/(decrease)			$3,540			$1,335			$7,765

During 2017, we experienced an increase in the interest rate component of our net interest income as a result of higher asset yields which were offset by increases in funding rate costs. In 2017 and 2016, increasing loan volume was the major contributor to increased net interest income. In 2017 interest rates increased for both interest income and interest expense. The volume component had a positive variance which also resulted in an overall increase in net interest income.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 10.6% and 13.9% of total assets at December 31, 2017 and 2016, respectively.

The Company has been a net seller of federal funds, maintaining liquidity sufficient to fund new loan demand. When the need arises, the Company has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $223.3 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company may obtain advances of up to 10% of assets, subject to our available collateral. A floating lien of $117.4 million on qualifying loans is pledged to FHLB to secure such borrowings. In addition, the Company may borrow at the Federal Reserve discount window and has pledged $1.0 million in securities for that purpose. As another source of short-term borrowings, the Company also utilizes securities sold under agreements to repurchase. At December 31, 2017 and 2016, borrowings consisted of securities sold under agreements to repurchase of $0 and $12.0 million, respectively.

At December 31, 2017, the Company’s outstanding commitments to extend credit totaled $178.1 million and consisted of loan commitments and undisbursed lines of credit of $176.0 million, and letters of credit of $2.5 million. The Company believes that its combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Total deposits were $995.0 million and $679.7 million at December 31, 2017 and 2016, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 45.0% and 44.7% of total deposits at December 31, 2017 and 2016, respectively. Time deposits of $250,000 or more represented 9.7% and 9.5%, respectively, of the total deposits at December 31, 2017 and 2016. Management believes most other time deposits are relationship-oriented. While competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

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

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity (including qualifying trust preferred securities), and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions and holding companies became subject to the Basel III capital requirements beginning on January 1, 2015. A new part of the capital ratios profile is the Common Equity Tier 1 risk-based ratio, which does not include limited life components such as trust preferred securities and the preferred stock we previously had outstanding under the Small Business Lending Fund Program. Minimum capital levels are regulated by risk-based capital adequacy guidelines that require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 6.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The new capital rules that took effect in 2015 require banks, subject to a four-year phase in period, to hold Common Equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percent to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees. The Company’s equity to assets ratio was 11.4% at December 31, 2017. As the following table indicates, at December 31, 2017, the Company and its bank subsidiary exceeded minimum regulatory capital requirements.

	At December 31, 2017
	Actual	Minimum
	Ratio	Requirement
Select Bancorp, Inc.

Total risk-based capital ratio	11.86%	8.00%
Tier 1 risk-based capital ratio	11.04%	6.00%
Common equity Tier 1 risk-based capital ratio	9.94%	4.50%
Leverage ratio	12.64%	4.00%

Select Bank & Trust

Total risk-based capital ratio	11.38%	8.00%
Tier 1 risk-based capital ratio	10.56%	6.00%
Common equity Tier 1 risk-based capital ratio	10.56%	4.50%
Leverage ratio	12.08%	4.00%

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

The Company’s amended Articles of Incorporation, subject to certain limitations, authorize the Company’s board of directors from time to time by resolution and without further shareholder action, to provide for the issuance of shares of preferred stock, in one or more series, and to fix the preferences, limitations and relative rights of such shares of preferred stock. The Company previously had a series of preferred stock outstanding that it assumed in connection with its 2014 acquisition of Legacy Select Bancorp (Greenville, NC); all such preferred shares, however, were redeemed at par during January 2016.

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

The analysis of an institution’s interest rate gap (the difference between the re-pricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2017, of which are projected to re-price or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which re-price or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate re-pricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Re-pricing at December 31, 2017
		More Than	More Than
	1 Year	1 Year to	3 Years to	More Than
	or Less	3 Years	5 Years	5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$377,862	$170,211	$309,693	$124,860	$982,626
Securities, available for sale	9,235	16,785	5,742	32,012	63,774
Interest-earning deposits in other banks	39,496	-	-	-	39,496
Federal funds sold	6,645	-	-	-	6,645
Stock in the Federal Home Loan Bank of Atlanta	2,490	-	-	-	2,490
Other non-marketable securities	1,019	-	-	-	1,019

Total interest-earning assets	$436,747	$186,996	$315,435	$156,872	$1,096,050

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$320,367	$-	$-	$-	$320,367
Time	84,670	28,758	7,622	-	121,050
Time over $100,000	231,382	78,113	17,066	-	326,561
Short-term debt	28,279	-	-	-	28,279
Long-term debt	-	7,000	-	12,372	19,372

Total interest-bearing liabilities	$664,698	$113,871	$24,688	$12,372	$815,629

Interest sensitivity gap per period $ (227,951)	$73,125	$290,747	$144,500	$280,421

Cumulative interest sensitivity gap $ (227,951)	$(154,826)	$135,921	$280,421	$280,421

Cumulative gap as a percentage of total interest-earning assets	(51.19)%	(24.82)%	14.47%	25.58%	25.58%

Cumulative interest-earning assets as a percentage of interest-bearing liabilities	65.71%	80.11%	116.92%	134.38%	134.38%

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

The allowance for loan losses is maintained at a level considered appropriate in light of the risk inherent within the Company’s loan portfolio, based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Additional information regarding the Company’s allowance for loan losses and loan loss experience is presented above in the discussion of the allowance for loan losses and in Note E to the accompanying notes to consolidated financial statements.

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

For further discussion of the Company's loan accounting and acquisitions, see Note B—Summary of Significant Accounting Policies, Note C— Business Combinations, and Note E—Loans of the Notes to Consolidated Financial Statements.

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

Deferred Tax Asset

The Company’s net deferred tax asset was $4.3 million at December 31, 2017. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including, among other things, recent earnings trends, projected earnings, and asset quality. As of December 31, 2017, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations, tax law changes or other factors could impact the realization of the deferred tax asset in the future.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2017.

	Payments Due by Period
		On Demand
		Or Within			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(dollars in thousands)

Short-term debt	$28,279	$28,279	$-	$-	$-
Long-term debt	19,372	-	7,000	-	12,372
Lease obligations	4,780	1,203	1,940	1,307	330
Deposits	995,044	863,485	106,871	24,688	-

Total contractual cash obligations	$1,047,475	$892,967	$115,811	$25,995	$12,702

The following table reflects other commitments outstanding as of December 31, 2017.

	Amount of Commitment Expiration Per Period
	(dollars in thousands)
	Total
	Amounts	Less than			After
Other Commitments	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Undisbursed home equity credit lines	$36,258	$1,376	$2,192	$8,788	$23,902
Other commitments and credit lines	50,064	36,374	5,218	3,932	4,540
Un-disbursed portion of constructions loans	89,225	61,037	12,854	12,062	3,272
Letters of credit	2,523	2,359	89	-	75

Total loan commitments	$178,070	$101,146	$20,353	$24,782	$31,789

In addition, the Company has legally binding delayed equity commitments to private investment funds. These commitments are not currently expected to be called, and therefore, are not reflected in the financial statements. The amount of these commitments at December 31, 2017 and 2016 was $525,000 and $200,000, respectively.

FORWARD-LOOKING INFORMATION

Statements contained in this annual report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those results currently anticipated. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” and “potential.” Factors that could cause results and outcomes to vary include, but are not limited to: fluctuations in general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services. The Company does not undertake a duty to update any forward-looking statements in this report.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of September 30, 2017.

	September 30, 2017
(Dollars in thousands)	Estimated Effect on NII	Estimated Effect on EVE

Immediate change in interest rates:
+ 4.0%	12.5%	1.9%
+ 3.0%	10.0	2.1
+ 2.0%	6.9	2.3
+ 1.0%	3.3	1.4
No change	-	-
- 1.0%	(4.5)	(3.7)

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

Item 8 - Financial Statements AND SUPPLEMEnTARY DATA

Selected Quarterly Financial Data (Unaudited)

(dollars in thousands, except per share data)

	2017
	Quarterly Periods Ended
	December 31	September 30	June 30	March 31
Selected Results of Operations
Total interest income	$10,981	$10,042	$9,469	$9,125
Total interest expense	1,505	1,357	1,197	1,047
Net interest income	9,476	8,685	8,272	8,078
Provision for (recovery of) loan losses	276	202	1,083	(194)
Net interest income after provision	9,200	8,483	7,189	8,272
Noninterest income	786	778	778	730
Merger/acquisition related expenses	1,888	278	—	—
Noninterest expense	7,207	6,161	5,980	5,805
Income before income taxes	891	2,822	1,987	3,197
Provision for income taxes (benefit)	2,936	1,043	651	1,082
Net income (loss)	(2,045)	1,779	1,336	2,115
Dividends on Preferred Stock	—	—	—	—
Net income available to common
shareholders	$(2,045)	$1,779	$1,336	$2,115

Common Share Data
Basic earnings per share	$0.17	$0.15	$0.11	$0.18
Diluted earnings per share	$0.17	$0.15	$0.11	$0.18
Cash dividends declared per share	$—	$—	$—	$—

Weighted Average Common Shares
Outstanding
Basic	12,071,392	11,662,580	11,662,117	11,652,612
Diluted	12,071,392	11,717,533	11,727,110	11,714,336

Market Data
High Sales Price	12.64	12.70	12.25	11.22
Low Sales Price	11.55	11.25	10.91	9.71
Period-end Closing	12.64	11.71	12.22	10.90
Average Daily Trading Volume	6,273	11,971	10,240	6,990

(dollars in thousands, except per share data)

	2016
	Quarterly Periods Ended
	December 31	September 30	June 30	March 31
Selected Results of Operations
Total interest income	$8,877	$8,755	$8,645	$8,432
Total interest expense	985	909	912	927
Net interest income	7,892	7,846	7,733	7,505
Provision for loan losses	669	337	158	352
Net interest income after provision	7,223	7,509	7,575	7,153
Noninterest income	740	785	831	866
Merger/acquisition related expenses	—	—	—	—
Noninterest expense	5,511	5,631	5,519	5,620
Income before income taxes	2,452	2,663	2,887	2,399
Provision for income taxes	847	924	980	896
Net income	1,605	1,739	1,907	1,503
Dividends on Preferred Stock	—	—	—	4
Net income available to common
shareholders	$1,605	$1,739	$1,907	$1,499

Common Share Data
Basic earnings per share	$0.14	$0.15	$0.16	$0.13
Diluted earnings per share	$0.14	$0.15	$0.16	$0.13
Cash dividends declared per share	$—	$—	$—	$—

Weighted Average Common Shares
Outstanding
Basic	11,636,647	11,627,270	11,594,995	11,583,440
Diluted	11,677,958	11,666,280	11,642,726	11,626,609

Market Data
High Sales Price	10.48	8.72	8.25	8.18
Low Sales Price	8.02	7.89	8.00	7.70
Period-end Closing	9.85	8.00	8.08	8.00
Average Daily Trading Volume	23,306	12,122	7,534	9,833

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Select Bancorp, Inc.

Dunn, North Carolina

Opinion on Internal Control Over Financial Reporting

We have audited Select Bancorp, Inc. (the “Company”)’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Select Bancorp, Inc. for each of the three years in the period ended December 31, 2017, and our report dated March 16, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2017 has excluded Premara Financial, Inc. acquired on December 15, 2017. We have also excluded Premara Financial, Inc. from the scope of our audit of internal control over financial reporting. Premara Financial, Inc. represented 1 percent of consolidated revenues (total interest income and noninterest income) for the year ended December 31, 2017, and 23 percent of consolidated total assets as of December 31, 2017.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina

March 16, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Select Bancorp, Inc.

Dunn, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Select Bancorp, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2000.

Raleigh, North Carolina

March 16, 2018

SELECT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016

	2017	2016
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$16,554	$14,372
Interest-earning deposits in other banks	37,996	40,342
Certificates of deposit	1,500	1,000
Federal funds sold	6,645	-
Investment securities available for sale, at fair value	63,774	62,257
Loans held for sale	98	-
Loans	982,626	677,195
Allowance for loan losses	(8,835)	(8,411)
NET LOANS	973,791	668,784

Accrued interest receivable	3,997	2,768
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	2,490	2,251
Other non-marketable securities	1,019	703
Foreclosed real estate	1,258	599
Premises and equipment, net	18,268	17,931
Bank owned life insurance	28,431	22,183
Goodwill	24,904	6,931
Core deposit intangible (“CDI”)	3,101	810
Assets held for sale	846	846
Other assets	9,463	4,863
TOTAL ASSETS	$1,194,135	$846,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$227,066	$163,569
Savings	69,503	38,394
Money market and NOW	250,864	174,205
Time	447,611	303,493
TOTAL DEPOSITS	995,044	679,661

Short-term debt	28,279	37,090
Long-term debt	19,372	23,039
Accrued interest payable	427	221
Accrued expenses and other liabilities	14,898	2,356
TOTAL LIABILITIES	1,058,020	742,367

Shareholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized; no preferred shares were issued and outstanding	-	-
Common stock, $1 par value, 25,000,000 shares authorized; 14,009,137 and 11,645,413 shares issued and outstanding at December 31, 2017 and 2016, respectively	14,009	11,645
Additional paid-in capital	95,850	69,597
Retained earnings	25,858	22,673
Common stock issued to deferred compensation trust, at cost, 291,964 and 280,432 shares outstanding at December 31, 2017 and 2016, respectively	(2,518)	(2,340)
Directors’ Deferred Compensation Plan Rabbi Trust	2,518	2,340
Accumulated other comprehensive income	398	358

TOTAL SHAREHOLDERS’ EQUITY	136,115	104,273
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,194,135	$846,640

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$37,849	$33,058	$31,576
Federal funds sold and interest-earning deposits in other banks	480	257	71
Investments	1,288	1,394	1,694

TOTAL INTEREST INCOME	39,617	34,709	33,341
INTEREST EXPENSE
Money market, NOW and savings deposits	547	390	393
Time deposits	3,779	2,664	2,598
Short-term debt	357	127	65
Long-term debt	423	552	486
TOTAL INTEREST EXPENSE	5,106	3,733	3,542
NET INTEREST INCOME	34,511	30,976	29,799

PROVISION FOR LOAN LOSSES	1,367	1,516	890

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	33,144	29,460	28,909

NON-INTEREST INCOME
Gain on the sale of securities	1	22	332
Service charges on deposit accounts	899	966	1,056
Other fees and income	2,172	2,234	1,904

TOTAL NON-INTEREST INCOME	3,072	3,222	3,292

NON-INTEREST EXPENSE
Personnel	14,552	12,711	12,180
Occupancy and equipment	2,192	2,304	2,232
Deposit insurance	357	393	498
Professional fees	1,181	977	1,218
Core deposit intangible amortization	409	431	544
Merger/acquisition related expenses	2,166	-	378
Information systems	2,257	2,070	1,942
Foreclosure-related expenses	562	199	205
Other	3,643	3,196	3,033

TOTAL NON-INTEREST EXPENSE	27,319	22,281	22,230

INCOME BEFORE INCOME TAX	8,897	10,401	9,971

INCOME TAX	5,712	3,647	3,418

NET INCOME	3,185	6,754	6,553
DIVIDENDS ON PREFERRED STOCK	-	4	77
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$3,185	$6,750	$6,476
Basic	$0.27	$0.58	$0.56
Diluted	$0.27	$0.58	$0.56

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,763,050	11,610,705	11,502,800
Diluted	11,826,977	11,655,111	11,567,811

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(Amounts in thousands)

Net income	$3,185	$6,754	$6,553

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities-available for sale	(41)	(185)	(176)
Tax effect	82	67	65
	41	(118)	(111)

Reclassification adjustment for (gains) losses included in net income	(1)	(22)	(332)
Tax effect	-	8	124
	(1)	(14)	(208)

Total	40	(132)	(319)

Total comprehensive income	$3,225	$6,622	$6,234

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2017, 2016 and 2015 (Amounts in thousands except share data)

								Common Stock	Accumulated
								Issued	Other
					Additional			to Deferred	Compre-	Total
	Preferred Stock		Common Stock		paid-in	Retained	Deferred	Compensation	hensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Comp Plan	Trust	Income	Equity
Balance at December 31, 2014	7,645	$7,645	11,377,980	$11,378	$68,406	$9,447	$2,121	$(2,121)	$809	$97,685
Net income	-	-	-	-	-	6,553	-	-	-	6,553
Other comprehensive loss	-	-	-	-	-	-	-	-	(319)	(319)
Preferred stock dividends paid	-	-	-	-	-	(77)	-	-	-	(77)
Stock option exercises	-	-	205,031	205	616	-	-	-	-	821
Stock based compensation	-	-	-	-	39	-	-	-	-	39
Director equity incentive plan, net	-	-	-	-	-	-	18	(18)	-	-
Balance at December 31, 2015	7,645	7,645	11,583,011	11,583	69,061	15,923	2,139	(2,139)	490	104,702
Net income	-	-	-	-	-	6,754	-	-	-	6,754
Other comprehensive loss	-	-	-	-	-	-	-	-	(132)	(132)
Preferred stock dividends paid	-	-	-	-	-	(4)	-	-	-	(4)
Preferred stock redemption	(7,645)	(7,645)	-	-	-	-	-	-	-	(7,645)
Stock option exercises	-	-	62,402	62	465	-	-	-	-	527
Stock based compensation	-	-	-	-	71	-	-	-	-	71
Director equity incentive plan, net	-	-	-	-	-	-	201	(201)	-	-
Balance at December 31, 2016	-	-	11,645,413	11,645	69,597	22,673	2,340	(2,340)	358	104,273
Net income	-	-	-	-	-	3,185	-	-	-	3,185
Other comprehensive income	-	-	-	-	-	-	-	-	40	40
Shares issued for Premara merger	-	-	2,334,999	2,335	26,001	-	-	-	-	28,336
Stock option exercises	-	-	28,725	29	137	-	-	-	-	166
Stock based compensation	-	-	-	-	115	-	-	-	-	115
Director equity incentive plan, net	-	-	-	-	-	-	178	(178)	-	-
Balance at December 31, 2017	-	$-	14,009,137	$14,009	$95,850	$25,858	$2,518	$(2,518)	$398	$136,115

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,185	$6,754	$6,553
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,367	1,516	890
Depreciation and amortization of premises and equipment	1,144	1,090	1,043
Amortization and accretion of investment securities	556	741	971
Amortization of deferred loan fees and costs	(602)	(485)	(346)
Amortization of core deposit intangible	409	431	544
Amortization of acquisition premium on time deposits	(292)	(662)	(829)
Amortization of acquisition premium on borrowings	(89)	(256)	(376)
Deferred income taxes	2,325	151	970
Stock-based compensation	115	71	39
Accretion on acquired loans	(1,061)	(1,146)	(1,363)
Originations of loans held for sale	(98)	-	-
Gain on the sale of securities	(1)	(22)	(332)
Increase in cash surrender value of bank owned life insurance	(575)	(591)	(626)
Loss (gain) on sale of premises and equipment	(5)	20	279
Net loss on sale and write-downs of foreclosed real estate	442	158	139
Change in assets and liabilities:
Net change in accrued interest receivable	(432)	(418)	94
Net change in other assets	526	1,328	(313)
Net change in accrued expenses and other liabilities	(356)	(199)	(454)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,558	8,481	6,883

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	1,265	(139)	(588)
Purchase of investment securities available for sale	(1,523)	(2,016)	(9,339)
Maturities of investment securities available for sale	4,255	10,693	12,430
Mortgage-backed securities pay-downs	6,015	8,223	9,210
Proceeds from sale of investment securities available for sale	21,972	624	8,086
Net change in loans outstanding	(108,814)	(59,711)	(56,073)
Cash received from acquisition	28,513	-	21,229
Net change in other non-marketable securities	73	2	191
Proceeds from sale of foreclosed real estate	1,442	2,062	635
Proceeds from sale of premises and equipment	9	6	1,159
Proceeds from sale of assets held for sale	-	(781)	-
Purchases of premises and equipment	(931)	812	(3,900)

NET CASH USED IN INVESTING ACTIVITIES	(47,724)	(40,225)	(16,960)

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$89,356	$29,162	$1,904
Proceeds from short-term debt	-	27,000	48,111
Proceeds from long-term debt	-	-	10,000
Repayments of short-term debt	(26,722)	(19,327)	(38,972)
Repayments of long-term debt	(14,653)	(5,664)	(6,711)
Preferred stock dividends paid	-	(4)	(77)
Redemption of preferred stock	-	(7,645)	-
Proceeds from stock options exercised	166	527	821

NET CASH PROVIDED BY FINANCING ACTIVITIES	48,147	24,049	15,076

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,981	(7,695)	4,999

CASH AND CASH EQUIVALENTS, BEGINNING	55,714	63,409	58,410

CASH AND CASH EQUIVALENTS, ENDING	$62,695	$55,714	$63,409

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$4,900	$3,744	$3,586
Income taxes paid	3,471	2,591	2,983
Non-cash transactions:
Change in fair value of investment securities available for sale, net of tax	(41)	(132)	(319)
Transfer from loans to foreclosed real estate	2,543	1,418	590
Transfer from premises and equipment to assets held for sale	-	781	846

Acquisition:
Assets acquired (excluding goodwill)	278,772	-	9,975
Liabilities assumed	256,052	-	31,204
Purchase price	40,693	-	21,277
Goodwill recorded	17,973	-	-

See accompanying notes.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

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

The Bank was originally incorporated as New Century Bank on May 19, 2000 and began banking operations on May 24, 2000. On July 25, 2014, the Company acquired Select Bank & Trust Company, Greenville, North Carolina, and changed the Bank’s legal name to Select Bank & Trust Company. On December 15, 2017, the Company acquired Premara Financial, Inc. and its subsidiary Carolina Premier Bank through the merger of Premara with and into the Company, followed immediately by the merger of Carolina Premier with and into the Bank. The Bank continues as the only banking subsidiary of the Company with its headquarters and operations center located in Dunn, NC. The Bank is engaged in general commercial and retail banking in central and eastern North Carolina, as well as now in Charlotte, North Carolina and northwest South Carolina. The Bank is subject to the supervision and regulation of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks.

Reclassification

Certain items for prior years have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income, total assets or shareholders’ equity as previously reported.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, business combinations, goodwill, deferred tax assets and the valuation of other real estate owned.

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

Assets acquired and liabilities assumed from contingencies must also be recognized at fair value if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the Statement of Operations from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

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

Cash and Due from Banks, Interest-Earning Deposits in Other Banks and Federal Funds Sold

For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “Cash and due from banks,” “Interest-earning deposits in other banks,” “Certificates of Deposit” and “Federal funds sold.”

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are classified as held for sale and are carried at the lower of cost or fair value. Upon closing, these loans are sold to mortgage loan investors under pre-arranged terms. Origination fees are recognized upon the sale and are included in non-interest income. Related to the mortgage business, the Company enters into interest rate lock commitments and commitments to sell mortgages to investors. Interest rate lock commitments are used to manage interest rate risk associated with the fixed rate loan commitments, and forward sale commitments are entered into with investors to manage the interest rate risk associated with the customer interest rate lock commitments, both of which are considered derivative financial instruments. The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 10 to 60 days. Interest rate lock commitments and forward sale commitments are derivative instruments and are carried at fair value. These derivative instruments do not qualify for hedge accounting. The fair value of interest rate lock commitments is based on current secondary market pricing and is included in other assets on the balance sheet. The fair value of the forward sale commitments is based on changes in the value of the commitment, principally because of changes in interest rates, and is included on the consolidated balance sheets in other assets or other liabilities. Changes in fair value for these instruments are reflected in non-interest income on the income statement. Gains and losses from sales of the mortgage loans are recognized when the Company ultimately sells the loans, and such gains and losses are also recorded in non-interest income. An asset is recorded for the value of the servicing rights and is amortized over the remaining life of the loan on the effective interest method. The servicing asset is included in other assets and the amortization of the servicing asset is included in non-interest expense. Servicing fees are recorded in non-interest income.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment was carried at cost at December 31, 2017 and 2016. The Company continually monitors the financial strength of the FHLB and evaluates the investment for potential impairment. There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the Bank’s investment in FHLB stock.

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

Public law No. 115-97, known as the Tax Cuts and Jobs Act (the "Act"), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21%. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for tax effects of the Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Based on the information available and current interpretation of the rules, the Company has made estimates of the impact of the reduction in the corporate tax rate and re-measurement of certain deferred tax assets and liabilities~~.~~ The provisional amount recorded related to the re-measurement of the Company's deferred tax balance was $2.6 million. The final impact of the Act may differ from these estimates as a result of changes in management’s interpretations and assumptions, as well as new guidance that may be issued by the Internal Revenue Service (IRS). See Note L Income Taxes for more information.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank Owned Life Insurance

Bank Owned Life Insurance ("BOLI") is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefit proceeds received in excess of the policy's cash surrender value are recognized to income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At December 31, 2017 and 2016, the Company held no loans against its BOLI cash surrender values.

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

The Company performed the qualitative assessment as outlined in ASU 2011-08 in assessing the carrying value of goodwill related to its acquisitions as of October 5, 2017, its annual test date, and determined that it was unlikely that the fair value was less than the carrying amount and that no further testing or impairment charge was necessary. Should the Company’s future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the October 5, 2017 evaluation that caused the Company to perform an interim review of the carrying value of goodwill.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Core Deposit Intangible

The Company considers its core deposits to be intangible assets with finite lives. Core deposit intangibles are being amortized using the effective interest method over six years.

Derivative Financial Instruments

The Company utilizes interest rate lock commitments and forward sale commitments, which are considered derivative instruments, in its mortgage banking operations. For 2017 the amount of interest rate lock commitments is less than $1,000 and is considered immaterial.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

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

	2017	2016	2015

Weighted average number of common shares used in computing basic net income per share	11,763,050	11,610,705	11,502,800

Effect of dilutive stock options	63,927	44,406	65,011

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	11,826,977	11,655,111	11,567,811

At December 31, 2017, 2016 and 2015, there were 121,300; 88,000 and 97,800 anti-dilutive options, respectively.

Recent Accounting Pronouncements

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In January 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU requires a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (Tax Act), which was enacted on December 22, 2017. The Tax Act included a reduction to the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and the Company adopted this ASU as of December 31, 2017 resulting in an immaterial adjustment.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, and ASU 2017-05 Other Income - Gains and losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets —The new guidance, which does not apply to financial instruments, provides that revenue should be recognized for the transfer of goods and services to customers in an amount equal to the consideration it receives or expects to receive. The guidance also includes expanded disclosure requirements that provide comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company currently plans to adopt the guidance using the modified retrospective method and without electing any of the practical expedients available. The Company has performed an analysis of the guidance and it is not expected to have a significant impact on the Company's financial position or results of operations but will increase disclosures of revenue.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

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

In August 2016, the FASB amended the ASU 2016-15, Statement of Cash Flows (Topic 230): Classifications of Certain Cash Receipts and Cash Payments, of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In January 2017, the FASB ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting was updated.  The ASU incorporates into the Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards.  The ASU was effective upon issuance. The Company is currently evaluating the impact on additional disclosure requirements as each of the standards is adopted; however, it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

In January 2017, the FASB ASU 2017-04, Intangibles - Goodwill and Other (Topic 350):Simplifying the Test for Goodwill Impairment was amended to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company does not expect these amendments to have a material effect on its financial statements.

In February 2017, the FASB ASU2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic610-20) clarified the scope of the guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2017, the FASB ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost amended the requirements in the changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

Note C – Business Combinations

On July 20, 2017, the Company executed a merger agreement with Premara Financial, Inc. (“Premara”), a bank holding company headquartered in Charlotte, North Carolina, whose wholly owned subsidiary, Carolina Premier Bank, was a North Carolina state-chartered commercial bank. On December 15, 2017, Select completed its previously announced acquisition of Premara and pursuant to the terms of the merger agreement, Premara was merged with and into the Company, followed immediately by the merger of Carolina Premier Bank with and into the Bank. Carolina Premier had approximately $279.6 million in assets as of the merger date, December 15, 2017. The merger expanded the Bank’s North Carolina presence with a branch in Charlotte and marked the Bank’s initial entry into South Carolina with the acquisition of branches in Rock Hill, Blacksburg and Six Mile, South Carolina.

Premara had 3,179,808 shares of common stock outstanding as of the merger closing date. Under the terms of the merger agreement, 948,080 shares of Premara common stock (equivalent to 30% of Premara’s outstanding shares of common stock as of the date of the merger agreement) were converted to the $12.65 per share cash merger consideration, for aggregate cash consideration of $11,993,212 (exclusive of cash paid-in-lieu of fractional shares) which was paid out subsequent to year end. Pursuant to the Merger Agreement, each warrant or stock option to acquire shares of Premara common stock issued and outstanding as of the effective time of the Merger was converted into the right to receive from the Company a cash payment equal to $12.65 less the exercise price of such warrant or option, as applicable and paid out prior to year end. The remaining 2,231,728 Premara common shares were converted into stock consideration at the merger exchange ratio of 1.0463 shares of Company common stock for each share of Premara common stock, resulting in the issuance of 2,334,999 new shares of Company common stock. The transaction was valued at approximately $40.6 million in the aggregate based on 3,179,808 shares of Premara common stock outstanding on December 15, 2017. The Premara common stock shares converted to Select common stock are valued at $12.14 per share, the low price of Select common stock on December 15, 2017.

The merger with Premara was accounted for under the acquisition method of accounting with the Company as the legal and accounting acquirer and Premara as the legal and accounting acquiree. The assets and liabilities of Premara, as of the effective date of the acquisition, are recorded at their respective fair values. For the acquisition of Premara, estimated fair values of assets acquired and liabilities assumed are based on the information that is available, and the Company believes this information provides a reasonable basis for determining fair values.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

Note C – Business Combinations (continued)

The following table provides the carrying value of acquired assets and assumed liabilities, as recorded by the Company, the fair value adjustments calculated at the time of the merger and the resulting fair value recorded by the Company.

	December 15, 2017
	As recorded by	Fair Value	As recorded by
	Premara	adjustments	the Company
(Dollars in thousands)
Assets
Cash and cash equivalents	$28,513	$-	$28,513
Investment securities	32,939	(106)	32,833
Loans	203,780	(5,340)	198,440
Less: allowance for loan losses	(2,341)	2,341	-
Premises and equipment	928	(233)	695
Accrued interest receivable	853	(56)	797
Bank owned life insurance	5,673	-	5,673
Goodwill	325	(325)	-
Core deposit intangible	223	2,477	2,700
Other assets	8,701	790	9,491
Total assets acquired	$279,594	$(452)	$279,142

Liabilities
Deposits:
Noninterest-bearing	$55,617	$-	$55,617
Interest-bearing	170,873	171	171,044
Total deposits	226,490	171	226,661
Borrowings	29,000	14	29,014
Other liabilities	747	-	747
Total liabilities assumed	$256,237	$185	$256,422
Fair value of net assets assumed			22,720
Value of common shares of Premara shareholders			40,693
Goodwill recorded for Premara			$17,973

Goodwill recorded for Premara represents future revenues to be derived from the existing customer base, including efficiencies that will result from combining operations.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

Note C – Business Combinations (continued)

In determining the acquisition date fair value of purchased credit-impaired (“PCI”) loans, and in subsequent accounting, the Company generally aggregates loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are referred to as the “accretable yield” and recorded as interest income prospectively.

PCI loans acquired totaled $8.6 million at estimated fair value and acquired performing loans totaling $189.6 million at estimated fair value. For PCI loans acquired from Premara, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the merger were:

(Dollars in thousands)	December 15, 2017

Contractually required payments	$11,752
Nonaccretable difference	1,768
Cash flows expected to be collected	9,984
Accretable yield	1,392
Fair value at acquisition date	$8,592

Merger-related expense in 2017 totaled $2.2 million which were recorded as noninterest expense as incurred.

The following tables reflect the pro forma total net interest income, noninterest income and net income for the twelve months ended December 31, 2017 and 2016 as though the acquisition of Premara had taken place on January 1, 2016. The pro forma results have not been adjusted to remove non-recurring acquisition-related expenses, and are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on January 1, 2016, nor of future results of operations.

	Twelve Months Ended December 31
	2017	2016
	(Dollars in thousands, except per share)
Net interest income	$44,248	$42,329
Non-interest income	4,332	4,166
Net income available to common shareholders	5,530	8,665

Earnings per share, basic	$0.44	$0.58
Earnings per share, diluted	$0.44	$0.58

Weighted average common shares outstanding, basic	13,995,692	13,945,704
Weighted average common shares outstanding, diluted	14,059,619	13,990,110

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE D - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale (“AFS”) investments, with gross unrealized gains and losses, follow:

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
		(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$13,241	$148	$(25)	$13,364
Mortgage-backed securities – GSE’s	29,571	213	(100)	29,684
Corporate bonds	1,858	44	(14)	1,888
Municipal bonds	18,583	255	-	18,838

	$63,253	$660	$(139)	$63,774

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
		(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$14,086	$98	$(25)	$14,159
Mortgage-backed securities – GSE’s	32,082	382	(101)	32,363
Municipal bonds	15,527	209	(1)	15,735

	$61,695	$689	$(127)	$62,257

Securities with a carrying value of $7.5 million and $34.3 million at December 31, 2017 and 2016, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE D - INVESTMENT SECURITIES (Continued)

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2017 and 2016.

	2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
			(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$1,651	$(9)	$1,415	$(16)	$3,066	$(25)
Mortgage-backed securities- GSE’s	8,137	(55)	2,449	(45)	10,586	(100)
Corporate bonds	1,752	(14)	-	-	1,752	(14)
Municipal bonds	1,101	0	-	-	1,101	-
Total temporarily impaired securities	$12,641	$(78)	$3,864	$(61)	$16,505	$(139)

At December 31, 2017, the Company had two AFS mortgage-backed GSE’s and two U.S Government agencies – GSE’s with an unrealized loss for twelve or more consecutive months totaling $61,000. The Company had 16 AFS securities with a loss for twelve months or less. Two U.S. government agency GSE’s, three municipals, two corporates and nine mortgage-backed GSE’s had unrealized losses for less than twelve months totaling $78,000 at December 31, 2017. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities. The Company did not incur a loss on any securities sold during 2017.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE D - INVESTMENT SECURITIES (Continued)

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

Since none of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended December 31, 2017 and December 31, 2016. In 2017 the Company realized gains of $1,000 on proceeds of $22.0 million related to the disposal of fifty one securities, in 2016 the Company realized gains of $22,000 on proceeds of $624,000 related to the disposal of eleven securities and in 2015 the Company had gains of $332,000 on proceeds of $8.1 million related to the disposal of forty-three securities.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE D - INVESTMENT SECURITIES (Continued)

The following table sets forth certain information regarding the amortized costs, carrying values and contractual maturities of the Company’s investment portfolio at December 31, 2017.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s
Due within one year	$324	$327
Due after one but within five years	9,636	9,718
Due after five but within ten years	3,155	3,189
Due after ten years	126	130
	13,241	13,364
Mortgage-backed securities – GSE’s
Due within one year	-	-
Due after one but within five years	27,667	27,774
Due after five but within ten years	1,904	1,910
Due after ten years	-	-
	29,571	29,684
Corporate bonds
Due within one year	-	-
Due after one but within five years	593	607
Due after five but within ten years	1,265	1,281
Due after ten years	-	-
	1,858	1,888
Municipal bonds
Due within one year	651	653
Due after one but within five years	7,522	7,600
Due after five but within ten years	1,499	1,510
Due after ten years	8,911	9,075
	18,583	18,838
Total securities available for sale
Due within one year	975	980
Due after one but within five years	45,418	45,699
Due after five but within ten years	7,823	7,890
Due after ten years	9,037	9,205

	$63,253	$63,774

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE E - LOANS

The following is a summary of loans at December 31, 2017 and 2016:

	2017		2016
		Percent		Percent
	Amount	of total	Amount	of total
	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$156,901	15.97%	$97,978	14.47%
Commercial real estate	403,100	41.02%	281,723	41.60%
Multi-family residential	76,983	7.83%	56,119	8.29%
Construction	177,933	18.11%	100,911	14.90%
Home equity lines of credit (“HELOC”)	52,606	5.35%	41,158	6.08%

Total real estate loans	867,523	88.28%	577,889	85.34%

Other loans:
Commercial and industrial	106,164	10.80%	90,678	13.39%
Loans to individuals	10,097	1.04%	9,756	1.44%
Overdrafts	147	0.01%	71	0.01%
Total other loans	116,408	11.85%	100,505	14.84%

Gross loans	983,931		678,394

Less deferred loan origination fees, net	(1,305)	(.13)%	(1,199)	(.18)%

Total loans	982,626	100.00%	677,195	100.00%

Allowance for loan losses	(8,835)		(8,411)

Total loans, net	$973,791		$668,784

Loans are primarily made in central and eastern North Carolina and northwest South Carolina. Real estate loans can be affected by the condition of the local real estate market and can be affected by the local economic conditions.

At December 31, 2017, the Company had pre-approved but unused lines and letters of credit totaling $178.1 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE E - LOANS (Continued)

Non-Accrual and Past Due Loans

The following tables present as of December 31, 2017 and 2016 an age analysis of past due loans, segregated by class of loans:

	30+	Non-	Total
	Days	Accrual	Past		Total
2017	Past Due	Loans	Due	Current	Loans
		(dollars in thousands)

Total Loans
Commercial and industrial	$611	$96	$707	$105,457	$106,164
Construction	386	384	770	177,163	177,933
Multi-family residential	30	-	30	76,953	76,983
Commercial real estate	1,464	528	1,992	401,108	403,100
Loans to individuals & overdrafts	22	7	29	10,215	10,244
1-to-4 family residential	3,545	771	4,316	152,585	156,901
HELOC	103	329	432	52,174	52,606
Deferred loan (fees) cost, net	-	-	-	-	(1,305)
	$6,161	$2,115	$8,276	$975,655	$982,626

Loans- PCI
Commercial and industrial	$429	$-	$429	$2,504	$2,933
Construction	360	-	360	709	1,069
Multi-family residential	-	-	-	971	971
Commercial real estate	712	-	712	8,344	9,056
Loans to individuals & overdrafts	-	-	-	67	67
1-to-4 family residential	2,634	-	2,634	6,485	9,119
HELOC	-	-	-	46	46
	$4,135	$-	$4,135	$19,126	$23,261

Loans- excluding PCI
Commercial and industrial	$182	$96	$278	$102,953	$103,231
Construction	26	384	410	176,454	176,864
Multi-family residential	30	-	30	75,982	76,012
Commercial real estate	752	528	1,280	392,764	394,044
Loans to individuals & overdrafts	22	7	29	10,148	10,177
1-to-4 family residential	911	771	1,682	146,100	147,782
HELOC	103	329	432	52,128	52,560
Deferred loan (fees) cost, net	-	-	-	-	(1,305)
	$2,026	$2,115	$4,141	$956,529	$959,365

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

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

There were eleven loans in the aggregate amount of $1.5 million greater than 90 days past due and still accruing interest at December 31, 2017 and there were three loans in the aggregate amount of $529,000 greater than 90 days past due and still accruing interest at December 31, 2016. All loans greater than 90 days past due and still accruing are acquired loans that are considered past due rather than non-accrual loans due to the accounting treatment of acquired loans. In accordance with the ASC 310-20 guidance, if the loan pays different than contractually required, then a discount / (premium) adjustment is made in order to maintain the same effective interest rate.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE E - LOANS (Continued)

Non-Accrual and Past Due Loans

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE E - LOANS (Continued)

Impaired Loans

The following tables present information on loans, excluding PCI loans and loans evaluated collectively as a homogenous group, that were considered to be impaired as of December 31, 2017 and December 31, 2016:

				December 31, 2017
		Contractual		Year to Date
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(dollars in thousands)
2017:
With no related allowance recorded:
Commercial and industrial	$940	$1,234	$-	$1,203	$97
Construction	385	490	-	308	30
Commercial real estate	4,428	5,606	-	4,396	264
Loans to individuals & overdrafts	1	1	-	-	-
Multi-family residential	234	234	-	290	12
HELOC	602	926	-	887	44
1-to-4 family residential	1,077	1,209	-	842	54

Subtotal:	7,667	9,700	-	7,926	501
With an allowance recorded:
Commercial and industrial	142	142	50	72	8
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-
Multi-family Residential	-	-	-	-	-
HELOC	202	202	11	249	12
1-to-4 family residential	-	-	-	-	-
Subtotal:	344	344	61	321	20
Totals:
Commercial	6,129	7,706	50	6,269	411
Consumer	1	1	-	-	-
Residential	1,881	2,337	11	1,978	110

Grand Total:	$8,011	$10,044	$61	$8,247	$521

Impaired loans at December 31, 2017 were approximately $8.0 million and were comprised of $2.1 million in non-accrual loans and $5.9 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately $344,000 of the $8.0 million in impaired loans at December 31, 2017 had specific allowances aggregating $61,000 while the remaining $7.7 million had no specific allowances recorded. Of the $7.7 million with no allowance recorded, partial charge-offs to date amounted to $2.0 million.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE E - LOANS (Continued)

Impaired Loans (Continued)

				December 31, 2016
		Contractual		Year to Date
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(dollars in thousands)
2016:
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

Impaired loans at December 31, 2016 were approximately $11.0 million and were comprised of $5.8 million in non-accrual loans and $5.2 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately $2.8 million of the $11.0 million in impaired loans at December 31, 2016 had specific allowances aggregating $117,000 while the remaining $8.2 million had no specific allowances recorded. Of the $8.2 million with no allowance recorded, partial charge-offs to date amounted to $2.3 million with a remaining recorded amount of $3.2 million.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE E - LOANS (Continued)

Troubled Debt Restructurings

The following tables present loans that were modified as troubled debt restructurings (“TDRs”) within the previous twelve months with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2017 and 2016:

	Twelve Months Ended December 31, 2017
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	loans	Investments	Investments
	(dollars in thousands)

Extended payment terms:
Commercial and industrial	4	602	598
Commercial real estate	3	845	839
1-to-4 family residential	2	86	82
HELOC	1	126	126

Total	10	$1,659	$1,645

As noted in the tables above, there were ten loans that were considered TDRs during the year ended December 31, 2017, for reasons due to extended terms. These loans were renewed at terms that vary from those that the Company would enter into for new loans of this type.

	Twelve Months Ended December 31, 2016
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	loans	Investments	Investments
	(dollars in thousands)

Extended payment terms:
Commercial and industrial	6	1,326	1,194
Construction	1	139	66
Commercial real estate	1	923	911
1-to-4 family residential	2	126	126

Total	10	$2,514	$2,297

As noted in the tables above, there were ten loans that were considered TDRs during the year ended December 31, 2016, for reasons due to extended terms. These loans were renewed at terms that vary from those that the Company would enter into for new loans of this type.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE E - LOANS (continued)

Troubled Debt Restructurings (Continued)

The following tables present loans that were modified as TDRs within the previous twelve months for which there was a payment default together with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2017 and 2016:

	Twelve months ended
	December 31, 2017
	Number	Recorded
	of loans	investment
	(dollars in thousands)

Extended payment terms:
Commercial and industrial	1	37
1-to-4 family residential	1	13

Total	2	$50

	Twelve months ended
	December 31, 2016
	Number	Recorded
	of loans	investment
	(dollars in thousands)

Extended payment terms:
Commercial and industrial	4	660
Construction	1	66
1-to-4 family residential	1	48

Total	6	$774

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE E - LOANS (Continued)

Troubled Debt Restructurings (Continued)

At December 31, 2017, the Company had thirty-six loans with an aggregate balance of $5.8 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-two loans with a balance totaling $4.9 million were still accruing as of December 31, 2017. The remaining fourteen TDRs with a balance totaling $958,000 were in non-accrual status. All TDRs are included in non-performing assets and impaired loans.

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
Years Ended December 31, 2017, 2016 and 2015

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
Years Ended December 31, 2017, 2016 and 2015

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE E - LOANS (Continued)

Credit Quality Indicators (Continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of December 31, 2017 and 2016:

Total Loans:

December 31, 2017
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
	(dollars in thousands)

Superior	$1,207	$-	$-	$-
Very good	2,454	111	420	-
Good	13,161	11,343	46,790	11,394
Acceptable	44,968	40,558	249,988	46,246
Acceptable with care	38,631	124,593	97,798	18,787
Special mention	3,172	583	3,771	322
Substandard	2,571	745	4,333	234
Doubtful	-	-	-	-
Loss	-	-	-	-
	$106,164	$177,933	$403,100	$76,983

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$149,767	$51,326
Special mention	3,270	253
Substandard	3,864	1,027
	$156,901	$52,606

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$10,233
Non-pass	11
$10,244

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

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
Years Ended December 31, 2017, 2016 and 2015

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

Management believes the allowance for loan losses of $8.8 million at December 31, 2017 is adequate to provide for inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE E - LOANS (Continued)

For PCI loans acquired from Legacy Select and Premara, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the merger and December 31, 2017 and 2016 were:

	December 31,	December 31,
(Dollars in thousands)	2017	2016

Contractually required payments	$29,285	$21,761
Nonaccretable difference	2,717	1,415
Cash flows expected to be collected	26,568	20,346
Accretable yield	3,307	2,626
Fair value	$23,261	$17,720

The following table documents changes to the amount of the PCI accretable yield as of December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
	(dollars in thousands)

Accretable yield, beginning of period	$2,626	$2,822
Additions	1,392	-
Accretion	(1,043)	(1,055)
Reclassification from nonaccretable difference	131	261
Other changes, net	201	598

Accretable yield, end of period	$3,307	$2,626

Allowance for Loan Losses

The allowance for loan losses is a reserve established through provisions for loan losses charged to income and represents management’s best estimate of probable loan losses inherent within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated losses and risk inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of reserves is designed to account for changes in credit quality as they occur. The provision for loan losses reflects loan quality trends, including the levels of, and trends related to, past due loans and economic conditions at the local and national levels. It also considers the quality and risk characteristics of the Company’s loan origination and servicing policies and practices.

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
Years Ended December 31, 2017, 2016 and 2015

NOTE E - LOANS (Continued)

The Company’s allowance for loan losses model calculates historical loss rates using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool.

The model incorporates various internal and external qualitative and environmental factors as described in the Interagency Policy Statement on the Allowance for Loan and Lease Losses, dated December 2006. Input for these factors is determined on the basis of management observation, judgment, and experience. The factors utilized by the Company are as follows:

Internal Factors

•	Concentrations – Measures the increased risk derived from concentration of credit exposure in particular industry segments within the portfolio.
•	Policy exceptions – Measures the risk derived from granting terms outside of underwriting guidelines.
•	Compliance exceptions– Measures the risk derived from granting terms outside of regulatory guidelines.
•	Document exceptions– Measures the risk exposure resulting from the inability to collect due to improperly executed documents and collateral imperfections.
•	Financial information monitoring – Measures the risk associated with not having current borrower financial information.
•	Nonaccrual – Reflects increased risk of loans with characteristics that merit nonaccrual status.
•	Delinquency – Reflects the increased risk deriving from higher delinquency rates.
•	Personnel turnover – Reflects staff competence in various types of lending.
•	Portfolio growth – Measures the impact of growth and potential risk derived from new loan production.

External Factors

•	GDP growth rate – Impact of general economic factors that affect the portfolio.
•	North Carolina unemployment rate – Impact of local economic factors that affect the portfolio.
•	South Carolina unemployment rate – Impact of local economic factors that affect the portfolio.
•	Peer group delinquency rate – Measures risk associated with the credit requirements of competitors.
•	Prime rate change – Measures the effect on the portfolio in the event of changes in the prime lending rate.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE E - LOANS (Continued)

Each pool is assigned an adjustment to the potential loss percentage by assessing its characteristics against each of the factors listed above.

Reserves are generally divided into three allocation segments:

1.	Individual reserves. These are calculated according to ASC Section 310-10-35 against loans evaluated individually and deemed to most likely be impaired. All loans in non-accrual status and all substandard loans that are deemed to be collateral dependent are assessed for impairment. Loans are deemed uncollectible based on a variety of credit, collateral, documentation and other issues. In the case of uncollectible receivables, the collateral is considered unsecured and therefore fully charged off.

2.	Formula reserves. Formula reserves are held against loans evaluated collectively. Loans are grouped by type or by risk grade, or some combination of the two. Loss estimates are based on historical loss rates for each respective loan group. Formula reserves represent the Company’s best estimate of losses that may be inherent, or embedded, within the group of loans, even if it is not apparent at this time which loans within any group or pool represent those embedded losses.

3.	Qualitative and external reserves. If individual reserves represent estimated losses tied to specific loans, and formula reserves represent estimated losses tied to a pool of loans but not yet to any specific loan, then these reserves represent an estimate of losses that are likely to be incurred, but are not yet tied to any loan or group of loans.

All information related to the calculation of the three segments, including data analysis, assumptions, and calculations are documented. Assigning specific individual reserve amounts, formula reserve factors, or unallocated amounts based on unsupported assumptions or conclusions is not permitted.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE E - LOANS (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan segment for the twelve month periods ended
December 31, 2017, 2016 and 2015, respectively (in thousands):

2017	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Loans – excluding PCI
Balance, beginning of period 01/01/2017	$1,211	$1,301	$3,448	$846	$611	$317	$628	$8,362
Provision for loan losses	(607)	642	754	188	92	55	161	1,285
Loans charged-off	(73)	(17)	(914)	(22)	(179)	(101)	-	(1,306)
Recoveries	211	29	16	46	25	34	2	363
Balance, end of period 12/31/2017	$742	$1,955	$3,304	$1,058	$549	$305	$791	$8,704

PCI Loans
Balance, beginning of period 01/01/2017	$37	$-	$-	$-	$12	$-	$-	$49
Provision for loan losses	28	-	66	-	(12)	-	-	82
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Total	$65	$-	$66	$-	$-	$-	$-	$131

Total Loans
Balance, beginning of period 01/01/2017	$1,248	$1,301	$3,448	$846	$623	$317	$628	$8,411
Provision for loan losses	(579)	642	820	188	80	55	161	1,367
Loans charged-off	(73)	(17)	(914)	(22)	(179)	(101)	-	(1,306)
Recoveries	211	29	16	46	25	34	2	363
Balance, end of period 12/31/2017	$807	$1,955	$3,370	$1,058	$549	$305	$791	$8,835

Ending Balance: individually evaluated for impairment	$50	$-	$-	$11	$-	$-	$-	$61
Ending Balance: collectively evaluated for impairment	$757	$1,955	$3,370	$1,047	$549	$305	$791	$8,774

Loans:
Ending Balance: collectively evaluated for impairment	$105,081	$177,548	$398,673	$155,623	$52,004	$10,243	$76,748	$975,920
Ending Balance: individually evaluated for impairment	$1,083	$385	$4,427	$1,278	$602	$1	$235	$8,011

Ending Balance	$106,164	$177,933	$403,100	$156,901	$52,606	$10,244	$76,983	$983,931

Also included in this table are $23.3 million of acquired loans with deteriorated credit quality.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE E - LOANS (Continued)

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE F– OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned (“OREO”) during the years ended December 31, 2017 and 2016 (dollars in thousands):

	December 31,	December 31,
	2017	2016
	(Dollars in thousands)

Beginning balance January 1	$599	$1,401
Sales	(1,442)	(2,062)
Write-downs and loss on sales	(442)	(158)
Transfers	2,543	1,418
Ending balance	$1,258	$599

At December 31, 2017 and December 31, 2016, the Company had $1.3 million and $599,000, respectively, of foreclosed residential real estate property in OREO. The Company did have $376,000 which was comprised of 5 loans with recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure at December 31, 2017. The Company did not have any loans with recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure at December 31, 2017.

NOTE G - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2017 and 2016:

	2017	2016
	(dollars in thousands)

Land	$5,078	$5,054
Buildings	14,671	14,519
Furniture and equipment	6,577	5,846
Leasehold improvements	453	144
Construction in progress	100	-
	26,879	25,563
Less accumulated depreciation	8,611	7,632

Total	$18,268	$17,931

Depreciation amounting to approximately $1.0 million, $1.1 million, and $1.0 million for the years ended December 31, 2017, 2016, and 2015, respectively, is included in occupancy and equipment expenses.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE G - PREMISES AND EQUIPMENT (Continued)

The Company has operating leases for its corporate offices and branches that expire at various times through 2024. Future minimum lease payments under the leases for years subsequent to December 31, 2017 are as follows:

Total Lease Payments
(dollars in thousands)

2018	$1,203
2019	1,202
2020	738
2021	739
2022	568
Years thereafter	330

$4,780

During 2017, 2016, and 2015, payments under operating leases were approximately $408,000, $370,000, and $401,000, respectively. Lease expense was accounted for on a straight line basis. Rental income earned on office space leased to third parties was $148,000, $182,000 and $161,000 for 2017, 2016 and 2015, respectively.

NOTE H – GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes the changes in carrying amounts of goodwill and other intangibles (core deposit intangibles) for the periods presented.

		Core Deposit Intangible
			Accumulated
	Goodwill	Gross	Amortization	Net
	(In thousands)
Balance at January 1, 2015	$6,931	$3,059	$(1,434)	$1,625
Core deposit intangible resulting from branch acquisition	-	160	-	160
Amortization expense	-	-	(544)	(544)
Balance at December 31, 2015	6,931	3,219	(1,978)	1,241
Amortization expense	-	-	(431)	(431)
Balance at December 31, 2016	6,931	3,219	(2,409)	810
Core deposit intangible resulting from Premara merger	17,973	2,700	-	2,700
Amortization expense	-	-	(409)	(409)
Balance at December 31, 2017	$24,904	$5,919	$(2,818)	$3,101

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE H – GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The value of acquired core deposit relationships was determined using the present value of the difference between a market participant's cost of obtaining alternative funds and the cost to maintain the acquired deposit base.

The table below summarizes the remaining core deposit intangible amortization (dollars in thousands):

2018	$1,016
2019	791
2020	565
2021	379
2022	239
Thereafter	111

$3,101

NOTE I – DEPOSITS

The scheduled maturities of time deposits at December 31, 2017 are as follows:

Total Time Deposits
(dollars in thousands)

2017	$316,051
2018	78,240
2019	28,631
2020	13,967
2021	10,722
Thereafter	-

$447,611

Time deposits with balances of $250,000 or more were $96.9 million and $68.8 million at December 31, 2017 and 2016, respectively.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE J - REPURCHASE AGREEMENTS (Continued)

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements totaled none and $12.1 million at December 31, 2017 and 2016, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in short-term borrowings as of December 31, 2016 is presented in the following table.

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30	30-90	Greater than
(Dollars in thousands)	continuous	Days	Days	90 Days	Total
Repurchase agreements
U.S. Government
agencies-GSE’s	$5,568	$-	$-	$-	$5,568
Mortgage-backed
Securities-GSE’s	6,496	-	-	-	6,496
Total borrowings	$12,064	$-	$-	$-	$12,064
Gross amount of recognized liabilities for repurchase agreements					$12,003

NOTE K – SHORT-TERM AND LONG-TERM DEBT

At December 31, 2017, the Company had $28.3 million in short-term debt and $19.4 million in long-term debt. Short-term debt consisted of $28.3 million in Federal Home Loan Bank advances. Long-term debt consisted of $12.4 million in junior subordinated debentures and $7.0 million in Federal Home Loan Bank advances. The Federal Home Loan Bank advances are collateralized by $117.4 million of loans as of December 31, 2017.

At December 31, 2016, the Company had $37.1 million in short-term debt and $23.0 million in long-term debt. Short-term debt consisted of $25.1 million in Federal Home Loan Bank advances and $12.0 million in repurchase agreements. Long-term debt consisted of $12.4 million in junior subordinated debentures and $10.6 million in Federal Home Loan Bank advances. The Federal Home Loan Bank advances were collateralized by $93.5 million of loans as of December 31, 2016.

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date and are classified as short-term debt. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. These repurchase agreements are collateralized by U. S. Government agency obligations and all are floating rate. During 2017 we terminated our repurchase agreement program. The following table presents certain information for securities sold under agreements to repurchase:

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE K – SHORT-TERM AND LONG-TERM DEBT (Continued)

	2017	2016
	(Dollars in thousands)

Balance at December 31	$-	$12,003
Weighted average interest rate at December 31	-	0.32%
Maximum amount outstanding at any month-end during the year	$15,235	$12,003
Average daily balance outstanding during the year	$6,751	$9,973
Average annual interest rate paid during the year	0.35%	0.30%

At December 31, 2017, the Company had $35.3 million in advances from the Federal Home Loan Bank of Atlanta and no borrowings from the Federal Reserve Bank discount window. The advances include a premium on borrowings acquired of $12,000. Advances consisted of the following at December 31, 2017:

	Amount	Rate	Maturity
	(dollars in thousands)

Advance type:
Fixed rate credit	$4,000	1.21%	1/26/2018
Fixed rate credit	2,000	1.26%	3/30/2018
Fixed rate credit	5,000	1.31%	4/30/2018
Fixed rate credit	3,000	1.42%	6/18/2018
Fixed rate credit	10,000	1.38%	7/30/2018
Principal Reducing	266	1.09%	8/13/2018
Fixed rate hybrid	4,000	1.87%	12/17/2018
Fixed rate credit	3,000	1.51%	6/28/2019
Fixed rate credit	4,000	1.52%	6/28/2019

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

The Company pays interest on the junior subordinated debentures at an annual rate, reset quarterly, equal to 3 month LIBOR plus 2.15%. The debentures are redeemable on September 20, 2009 or afterwards in whole or in part, on any March 20, June 20, September 20 or December 20. Redemption is mandatory at September 20, 2034. The Company has fully and unconditionally guaranteed repayment of the trust-preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2017.

Lines of credit amounted to $223.3 million with various correspondent banks with $60.3 million outstanding and $163.0 million available. Some of the lines of credit are secured and others unsecured with a variety of rates and terms.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE L - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
	(dollars in thousands)
Current tax provision:
Federal	$3,059	$2,998	$2,094
State	328	498	354
Total current tax provision	3,387	3,496	2,448

Deferred tax provision:
Federal	2,328	52	752
State	(3)	99	218
Total deferred tax provision	2,325	151	970

Net income tax provision	$5,712	$3,647	$3,418

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2017	2016	2015
	(dollars in thousands)

Income tax at federal statutory rate	$3,025	$3,536	$3,390
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	214	394	377
Tax-exempt interest income	(128)	(151)	(172)
Income from life insurance	(195)	(201)	(213)
Incentive stock option expense	39	24	13
Merger expenses	209	-	-
Impact of changes in tax rates	2,591	-	-
Other permanent differences	(43)	45	23

Provision for income taxes	$5,712	$3,647	$3,418

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE L - INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2017 and 2016 are as follows:

	2017	2016
	(dollars in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$2,030	$3,026
Deferred compensation	172	294
Supplemental executive retirement plan	-	17
Net operating loss carryforwards	1,446	-
Acquisition accounting	1,738	986
Core deposit intangible	-	165
Write-downs on foreclosed real estate	116	53
Other	143	184
Total deferred tax assets	5,645	4,725
Deferred tax liabilities relating to:
Premises and equipment	(654)	(1,287)
Deferred loan fees/costs	(54)	(70)
Unrealized gains on available-for-sale securities	(119)	(204)
Core deposit intangible	(319)	-
Other	-	(32)
Total deferred tax liabilities	(1,146)	(1,593)

Net recorded deferred tax asset, included in other assets	$4,499	$3,132

Deferred income taxes are measured at the enacted tax rate for the period in which they are expected to reverse. In December 2017 the U.S. Congress passed and the President signed legislation which reduced the statutory corporate tax rate to 21% effective January 1, 2018 and for all taxable years ending after that date. North Carolina also enacted legislation to reduce its corporate tax rate from 3.0% to 2.5% effective January 1, 2019. Therefore, deferred income taxes as of December 31, 2017 have been measured using the tax rate enacted for subsequent years of 21% and 2.5%. The impact of this change in tax rate is additional income tax expense of $2.6 million.

The Company had $7.0 million of net operating losses which can be carried forward and applied against future taxable income. If unused, these net operating losses will expire in 2027 through 2036. The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014. As of December 31, 2017 and 2016, the Company has no uncertain tax positions.

The Company’s net deferred tax asset was $4.5 million and $3.2 million at December 31, 2017 and 2016. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of December 31, 2017, management concluded that the Company’s net deferred tax assets were fully realizable. As a result of the reduction in the federal corporate tax rate in December 2017 deferred taxes were adjusted to reflect this change. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations or other factors could impact the realization of the deferred tax asset in the future.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE M - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2017, that the Company meets all capital adequacy requirements to which it is subject. The Company’s significant assets are its investments in Select Bank & Trust Company and New Century Statutory Trust I.

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

As the following tables indicate, at December 31, 2017 and 2016, the Company and its Bank subsidiary both exceeded minimum regulatory capital requirements as specified below.

			Minimum for capital
	Actual		adequacy purposes
The Company:	Amount	Ratio	Amount	Ratio
December 31, 2017:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$129,168	11.86%	$87,163	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	120,334	11.04%	65,372	6.00%
Common Equity Tier 1 (to Risk-Weighted Assets)	108,334	9.94%	49,029	4.50%
Tier 1 Capital (to Average Assets)	120,334	12.64%	38,086	4.00%

			Minimum for capital
	Actual		adequacy purposes
The Company:	Amount	Ratio	Amount	Ratio
December 31, 2016:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$116,909	15.12%	$61,876	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	108,498	14.03%	46,407	6.00%
Common Equity Tier 1 (to Risk-Weighted Assets)	96,498	12.48%	34,805	4.50%
Tier 1 Capital (to Average Assets)	108,498	12.99%	33,422	4.00%

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE M - REGULATORY MATTERS (Continued)

Select Bank & Trust Company’s actual capital amounts and ratios are presented in the table below as of December 31, 2017 and 2016:

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$123,813	11.38%	$87,077	8.00%	108,846	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	114,979	10.56%	65,308	6.00%	87,077	8.00%
Common equity Tier 1 (to Risk-Weight Assets)	114,979	10.56%	48,981	4.50%	70,750	6.50%
Tier 1 Capital (to Average Assets)	114,979	12.08%	38,086	4.00%	47,608	5.00%

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$112,375	14.53%	$61,876	8.00%	77,346	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	103,964	13.44%	46,407	6.00%	61,876	8.00%
Common equity Tier 1 (to Risk-Weight Assets)	103,964	13.44%	34,806	4.50%	50,275	6.50%
Tier 1 Capital (to Average Assets)	103,964	12.44%	33,422	4.00%	41,777	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of December 31, 2017.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE N - OFF-BALANCE SHEET RISK (Continued)

The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2017 is as follows:

Financial instruments whose contract amounts represent credit risk:	(In thousands)
Undisbursed commitments	$178,072
Letters of credit	2,523

The Company has legally binding delayed equity commitments to private investment funds. These commitments are not expected to be called, and therefore, are not reflected in the financial statements. The amount of these commitments at December 31, 2017 and 2016 was $525,000 and $200,000, respectively.

NOTE O – FAIR VALUE MEASUREMENTS

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE O – FAIR VALUE MEASUREMENTS (Continued)

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies – GSE’s, mortgage-backed securities issued by GSE’s, corporate bonds and municipal bonds. Valuation techniques are consistent with methodologies used in prior periods.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 (dollars in thousands):

Investment securities available for sale December 31, 2017	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$13,364	$-	$13,364	$-
Mortgage-backed securities - GSE’s	29,684	-	29,684	-
Corporate Bonds	1,888	-	1,888	-
Municipal bonds	18,838	-	18,838	-
Total investment held for sale	$63,774	$-	$63,774	$-

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE O – FAIR VALUE MEASUREMENTS (Continued)

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
December 31, 2016	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

U.S. government agencies – GSE's	$14,159	$-	$14,159	$-
Mortgage-backed securities - GSE’s	32,363	-	32,363	-
Municipal bonds	15,735	-	15,735	-

Total	$62,257	$-	$62,257	$-

The following are descriptions of valuation methodologies used for assets and liabilities recorded at fair value on a non-recurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve in the allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2017, and 2016, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. There were no transfers between levels from prior reporting periods. Valuation techniques are consistent with prior periods.

The significant unobservable inputs used in the fair value measurement of the Company’s impaired loans range between 6 - 56% and 6-61% discount from appraisals for expected liquidation and sales costs at December 31, 2017 and 2016.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at estimated fair value, less the estimated costs to sell, at the date of foreclosure. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. Valuation techniques are consistent with prior periods.

The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate range between 6 – 10% and 6 – 10% discount from appraisals for expected liquidation and sales costs at December 31, 2017 and 2016, respectively.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE O – FAIR VALUE MEASUREMENTS (Continued)

Assets held for sale

During 2015, a branch facility was taken out of service as part of the Company’s branch restructuring plan and reclassified as held for sale. The property is recorded at the remaining book balance of the asset or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. The significant unobservable input used is the discount applied to appraised values to account for expected liquidation and selling costs ranged between 1% and 25 % at December 31, 2017. There have been no changes in the valuation techniques.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of December 31, 2017 and
December 31, 2016 (dollars in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
Asset Category		for Identical	Observable	Unobservable
December 31, 2017	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Impaired loans	$2,115	$-	$-	$2,115

Assets held for sale	846	-	-	846

Foreclosed real estate	1,258	-	-	1,258

Total	$4,219	$-	$-	$4,219

		Quoted Prices in	Significant
		Active Markets	Other	Significant
Asset Category		for Identical	Observable	Unobservable
December 31, 2016	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Impaired loans	$5,805	$-	$-	$5,805

Assets held for sale	846	-	-	846

Foreclosed real estate	599	-	-	599

Total	$7,250	$-	$-	$7,250

As of December 31, 2017, the Bank identified $8.0 million in impaired loans, of which $2.1 million were carried at fair value on a non-recurring basis which included $344,000 in loans that required a specific reserve of $61,000, and an additional $1.7 million in other loans without specific reserves that had partial charge-offs. As of December 31, 2016, the Bank identified $11.0 million in impaired loans, of which $5.8 million were carried at fair value on a non-recurring basis which included $2.8 million in loans that required a specific reserve of $117,000, and an additional $88,000 in other loans without specific reserves that had charge-offs.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE O – FAIR VALUE MEASUREMENTS (Continued)

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

The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 2017 and 2016:

	December 31, 2017
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets:
Cash and due from banks	$16,554	$16,554	$16,554	$-	$-
Certificates of deposits	1,500	1,500	1,500	-	-
Interest-earning deposits in other banks	37,996	37,996	37,996	-	-
Federal funds sold	6,645	6,645	6,645	-	-
Investment securities available for sale	63,774	63,774	-	63,774	-
Loans held for sale	98	98	-	98	-
Loans, net	973,791	972,475	-	-	972,475
Accrued interest receivable	3,997	3,997	-	3,997	-
Stock in the FHLB	2,490	2,490	-	-	2,490
Other non-marketable securities	1,019	1,019	-	-	1,019
Assets held for sale	846	846	-	-	846

Financial liabilities:
Deposits	$995,044	$991,977	$-	$991,977	$-
Short-term debt	28,279	28,279	-	28,279	-
Long-term debt	19,372	14,640	-	14,640	-
Accrued interest payable	427	427	-	427	-

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE O – FAIR VALUE MEASUREMENTS (Continued)

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

Loans Held for Sale

The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of the loan.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE O – FAIR VALUE MEASUREMENTS (Continued)

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

Deposits

The fair value of demand, savings, money market and NOW deposits are the amount payable on demand at the reporting date. The fair values of time deposits are estimated using the rates currently offered for instruments of similar remaining maturities.

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

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Plan

The Company has a 401(k) Plan and substantially all employees participate in the plan. The Company matches 100% of the first 6% of an employee’s compensation contributed to the plan. Expenses attributable to the plan amounted to $465,000, $382,000, and $365,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Employment Agreements

The Company has entered into employment agreements with five executive officers to promote a stable and competent management base. These agreements provide for benefits as specified in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officer’s right to receive certain vested rights, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will generally be bound by the terms of those contracts.

Supplemental Executive Retirement Plans

The Company implemented a nonqualified supplemental executive retirement plan for the former Chief Executive Officer during 2003. Benefits accrue and vest during the period of employment, and will be paid in monthly benefit payments over the officer’s life after retirement. Provisions of $53,000, $22,000, and $130,000 were expensed for future benefits to be provided under this plan during 2017, 2016 and 2015, respectively. In conjunction with the implementation of this plan, the Company has purchased life insurance on certain key officers to help offset plan accruals. The life insurance policies provide the payment of a death benefit in the event an insured officer dies prior to attainment of retirement age. The total liability under this plan at December 31, 2017 and 2016 was $198,000 and $306,000, respectively.

As part of the acquisition of Progressive State Bank (“Progressive”), the Company assumed a liability for the supplemental early retirement plan for Progressive’s Chief Executive Officer. Provisions of $36,000, $17,000, and $18,000 and were expensed in 2017, 2016 and 2015, resulting in a total liability of $308,000 and $326,000 as of December 31, 2017 and 2016, respectively. Corresponding to this liability, Progressive had purchased a life insurance policy on a key officer to help offset the expense associated with future benefit payments. This policy was acquired by the Company upon its acquisition of Progressive.

Directors Deferred Compensation

The Company has instituted a Directors’ Deferral Plan (“Deferral Plan”) whereby individual directors may elect annually to defer receipt of all or a designated portion of their directors’ fees for the coming year. Amounts so deferred are used to purchase shares of the Company’s common stock on the open market by the administrator of the Deferral Plan or to issue shares from the Company’s authorized but unissued shares, with such deferred compensation disbursed in the future as specified by the director at the time of his or her deferral election. All deferral amounts and matching contributions, if any, are paid into a rabbi trust with a separate account for each participant under the plan. Net compensation and other expenses attributable to this plan for the years ended December 31, 2017, 2016 and 2015 were $178,000, $201,000, and $18,000, respectively. The Directors’ Deferral Plan was amended and restated on September 22, 2015 to ensure compliance with applicable regulations and to provide that the eventual payment of compensation deferred under the plan may be made only in the form of the Registrant’s common stock. A liability of $2.5 million and $2.3 million related to this plan is included in shareholders’ equity for December 31, 2017 and 2016, respectively.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans

The Company has shareholder approved stock option plans under which options are granted to directors and employees of the Company and its subsidiary.

•	On May 11, 2010, the shareholders of the Company approved the implementation of the New Century Bancorp, Inc. 2010 Omnibus Stock Ownership and Long-Term Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, long-term incentive compensation units and stock appreciation rights. Officers and other full-time employees of the Company and the Bank, including executive officers and directors, are eligible to receive awards under the Omnibus Plan. Grants under the New Century Bancorp, Inc. 2010 Omnibus Stock Ownership and Long-Term Incentive Plan (the “Omnibus Plan”) to directors are vested over discretionary periods from immediate vesting to five years and grants to employees are vested over a five-year period. However, no projections have been made as to specific award terms or recipients. There were 128,000 and 36,000 incentive stock options granted in 2017 and 2016, respectively.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

For years when stock options were granted the estimated weighted average fair market value of each option awarded, using the Black-Scholes option pricing model, together with the assumptions used in estimating those weighted average fair values, are displayed below:

	2017	2016	2015

Estimated fair value of options granted	$5.47	$4.17	$3.74

Assumptions in estimating average option values:
Risk-free interest rate	2.07%	1.59%	1.87%
Dividend yield	-%	-%	-%
Volatility	42.42%	46.09%	48.13%
Expected life (in years)	8.00	8.00	8.00

A summary of the Company’s option plans as of and for the year ended December 31, 2017 is as follows:

		Outstanding Options		Exercisable Options
	Shares		Weighted		Weighted
	Available		Average		Average
	for Future	Number	Exercise	Number	Exercise
	Grants	Outstanding	Price	Outstanding	Price

At December 31, 2016	877,977	200,982	$6.46	130,066	$5.92

Options authorized	-	-	-	-	-
Options acquired	-	-	-	-	-
Options granted/vested	(128,000)	128,000	11.04	17,100	7.27
Options exercised	28,725	(28,725)	5.77	(28,725)	5.77
Options expired	(10,000)	(10,000)	14.15	(10,000)	14.15
Options forfeited	19,900	(19,900)	8.22	(200)	$8.22

At December 31, 2017	788,602	270,357	$8.29	108,241	$5.41

The aggregate intrinsic value of options outstanding as of December 31, 2017 and 2016 was $1.2 million and $724,000, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2017 and 2016 was $782,000 and $554,000, respectively. The unrecognized compensation expense for outstanding options at December 31, 2017, 2016, and 2015 was $768,000, $279,000, and $29,000, respectively. As of December 31, 2017, this cost is expected to be recognized over a weighted average period of 2.20 years.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

The weighted average remaining life of options outstanding and options exercisable as of December 31, 2017 was 6.8 years and 5.41 years, respectively. The weighted average remaining life of options outstanding and options exercisable as of December 31, 2016 was 5.25 years and 3.45 years, respectively. Information regarding the stock options outstanding at December 31, 2017 is summarized below:

	Number	Number
	of options	of options
Range of Exercise Prices	outstanding	exercisable

$2.25 - $7.07	108,057	92,041
$7.08 - $10.69	60,300	16,200
$10.70 - $15.81	102,000	-

Outstanding at end of year	270,357	108,241

A summary of the status of the Company’s non-vested options as of December 31, 2017 and changes during the year ended December 31, 2017, is presented below:

		Weighted-Average
		Grant Date
Non-vested Options	Options	Fair Value

Non-vested at December 31, 2016	70,915	$3.94
Granted	128,000	5.47
Vested	(17,100)	3.86
Expired	-	-
Forfeited	(19,900)	4.33
Non-vested at December 31, 2017	161,915	5.11

For the years ended December 31, 2017, 2016 and 2015, the intrinsic value of options exercised was $197,000, $333,000 and $836,000, respectively. For the years ended December 31, 2017, 2016 and 2015, the grant-date fair value of options vested was $66,000, $43,000, and $17,000, respectively. In addition, there were no stock options acquired in the Premara merger. For the years ended December 31, 2017 and 2016, respectively, $93,000 and $75,000 in tax benefits were recognized from non-qualified stock option exercises.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE Q - PARENT COMPANY FINANCIAL DATA

Following are the condensed balance sheets of Select Bancorp as of and for the years ended December 31, 2017 and 2016 and the related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2017:

Condensed Balance Sheets

December 31, 2017 and 2016

(dollars in thousands)

	2017	2016
Assets
Cash balances with Select Bank & Trust	$12,617	$314
Investment in Select Bank & Trust	142,762	111,739
Investment in New Century Statutory Trust I	564	551
Other assets	4,972	4,239
Total Assets	$160,915	$116,843

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Accrued interest and other liabilities	12,428	198
Total Liabilities	24,800	12,570

Shareholders’ equity:
Preferred stock	-	-
Common stock	14,009	11,645
Additional paid-in capital	95,850	69,597
Retained earnings	25,858	22,673
Common stock issued to deferred compensation trust	(2,518)	(2,340)
Directors’ Deferred Compensation Plan Rabbi Trust	2,518	2,340
Accumulated other comprehensive income	398	358
Total Shareholders’ Equity	136,115	104,273

Total Liabilities and Shareholders’ Equity	$160,915	$116,843

Condensed Statements of Operations

Years Ended December 31, 2017, 2016 and 2015

(dollars in thousands)

	2017	2016	2015

Equity in earnings of subsidiaries	$(9,236)	$(788)	$6,836
Dividends in excess of earnings	13,291	8,195	257
Operating expense	(1,175)	(793)	(814)
Income tax benefit	305	140	274

Net income	$3,185	$6,754	$6,553

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE Q - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2017, 2016 and 2015

(dollars in thousands)

	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,185	$6,754	$6,553
Equity in undistributed income of subsidiaries	9,236	788	(6,836)
Stock based compensation	115	71	39
Net change in other assets	(315)	(308)	(3,375)
Net change in other liabilities	12,066	5	11
Net cash provided by (used) operating activities	24,287	7,310	(3,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from acquisition	257	-	-
Investment in subsidiary	(12,407)	-	-
Net cash used in investing activities	(12,150)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	166	527	821
Redemption of preferred stock	-	(7,645)	-
Dividends	-	(4)	(77)

Net cash provided by (used) financing activities	166	(7,122)	744

Net increase (decrease) in cash and cash equivalents	12,303	188	(2,864)

Cash and cash equivalents at beginning of year	314	126	2,990

Cash and cash equivalents, end of year	$12,617	$314	$126

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

NOTE R - RELATED PARTY TRANSACTIONS

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

The Bank has loan transactions with its directors and executive officers in the regular course of business. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features. The following table represents loan transactions for directors and executive officers who held that position as of December 31, 2017 and 2016. A summary of related party loan transactions, is as follows:

	2017	2016
	(in thousands)
Balance at January 1	$10,534	$7,127
Exposure of directors/executive officers added	2,212	-
Borrowings	1,469	4,143
Directors/executive officers resigned or retired from board	(67)	-
Loan repayments	(628)	(736)

Balance at December 31	$13,520	$10,534

At December 31, 2017, there was $676,000 of unused lines of credit outstanding to directors and executive officers of the Company and its subsidiaries.

NOTE S – CAPITAL TRANSACTIONS

Common Stock

During 2017 the capital of the Company increased primarily due to the acquisition of Premara and its subsidiary bank, Carolina Premier Bank, on December 15, 2017. Premara had 3,179,808 shares of common stock outstanding as of the merger closing date. Under the terms of the merger agreement, 948,080 shares of Premara common stock (equivalent to 30% of Premara’s outstanding shares of common stock as of the date of the merger agreement) were converted to the $12.65 per share cash merger consideration, for aggregate cash consideration of $11,993,212 (exclusive of cash paid-in-lieu of fractional shares). The remaining 2,231,728 Premara common shares were converted into stock consideration at the merger exchange ratio of 1.0463 shares of Company common stock for each share of Premara common stock, resulting in the issuance of 2,334,999 new shares of Company common stock in the merger.

Preferred Stock

As part of the 2014 merger with Legacy Select, the Company issued 7,645 shares of a series A preferred stock in exchange for an equivalent number of shares that Legacy Select Bancorp had previously issued for $7.645 million to the U.S. Treasury as a condition to its participation in the U.S. Treasury’s Small Business Lending Fund (SBLF) program. The U.S. Treasury was the sole holder of the Series A stock. All outstanding shares of the Series A stock held by the U.S. Treasury were redeemed on January 20, 2016, and the Company ceased to have any preferred stock outstanding.

NOTE T – SUBSEQUENT EVENTS

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

As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management's assessment of internal control over financial reporting as of December 31, 2017 has excluded the operations of Premara Financial, Inc. ("Premara"), which was acquired on December 15, 2017 by the company. Premara represented 1 percent of consolidated revenue (interest income and non-interest income) for the year ended December 31, 2017, and 23 percent of consolidated assets as of December 31, 2017.

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

Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting as of December 31, 2017, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−Integrated Framework (2013) (the “2013 Framework”).

Based on this assessment, Management has concluded that that the Company’s internal control over financial reporting as of December 31, 2017 was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Date: March 16, 2018	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: March 16, 2018	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the fourth quarter of 2017. Management has concluded that there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2017 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

Part III

Item 10 – Directors, Executive Officers AND CORPORATE GOVERNANCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

The Registrant has adopted a code of ethics for its directors as well as a code of ethics specifically for its senior financial officers. Each of these policies is posted in the “Corporate Governance” section of the “Investor Relations” page of the Registrant’s website: www.selectbank.com.

Item 11 - Executive Compensation

Incorporated by reference to the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Equity Compensation Plan Information. In 2000, the shareholders of Select Bank & Trust approved the New Century Bank 2000 Nonqualified Stock Option Plan for Directors (the “2000 Nonqualified Plan”) and the New Century Bank 2000 Incentive Stock Option Plan (the “2000 Incentive Plan”). Both plans were adopted by the Registrant upon its organization as the holding company for New Century Bank on September 19, 2003. At the 2004 Annual Meeting of Shareholders, the shareholders approved amendments to the 2000 Nonqualified Plan and the 2000 Incentive Plan and also approved the New Century Bancorp, Inc. 2004 Incentive Stock Option Plan. The maximum number of shares reserved for issuance upon the exercise of outstanding options granted under the 2000 Nonqualified Plan is 478,627 (adjusted for stock dividends). The maximum number of shares reserved for issuance upon the exercise of outstanding options granted under the 2000 Incentive Plan is 278,102 (adjusted for stock dividends). The maximum number of shares reserved for issuance upon exercise of outstanding options granted under the 2004 Incentive Plan is none. Option prices for each of the plans are established at market value at the time of grant.

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

The following chart contains details of the grants:

Number of securities
remaining available
		Weighted-average	for future issuance
	Number of securities	exercise price of	under equity
	to be issued upon	outstanding	compensation plans
	exercise of	options,	(excluding securities
Plan Category	outstanding options,	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	270,357	$8.29	877,977
Equity compensation plans not approved by security holders	none	n/a	none

Total	270,357	$8.29	877,977

Item 13 - Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

PART IV

Item 15 – Exhibits, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial statements required to be filed by Item 8 of this Form:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits: See below exhibit index.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.

2.1	Agreement and Plan of Merger and Reorganization by and among Registrant, Select Bank & Trust Company, Premara Financial, Inc., and Carolina Premier Bank dated as of July 20, 2017	8-K	2.1	07/26/17	000-50400

3.1	Articles of Incorporation	10-KSB	3.1	03/30/04	000-50400

3.2	Articles of Amendment	8-K	3.1	08/26/11	000-50400

3.3	Articles of Amendment	8-K	3.1	07/29/14	000-50400

3.4	Amendment to Articles (contained within plan of merger)	8-K	3.2	07/29/14	000-50400

3.5	Bylaws	8-K	3.1	05/22/15	000-50400

4.1	Form of Stock Certificate	S-8	4.1	10/01/14	333-199090

10.1	2000 Incentive Stock Option Plan (compensatory plan)	S-8	99.2	07/19/04	333-117476

10.2	2000 Nonstatutory Stock Option Plan (compensatory plan)	S-8	99.3	07/19/04	333-117476

10.3	2004 Incentive Stock Option Plan (compensatory plan)	S-8	99.1	07/19/04	333-117476

10.4	2010 Omnibus Stock Ownership and Long-Term Incentive Plan (compensatory plan)	8-K	99.1	08/02/10	000-50400

10.5	Employment Agreement with William L. Hedgepeth II (management contract)	10-K	10.7	03/31/08	000-50400

10.6	Employment Agreement of W. Keith Betts (management contract)	8-K	10.1	01/12/17	000-50400

10.7	Employment Agreement of Mark A. Jeffries (management contract)	10-K	10.12	03/31/15	000-50400

10.8	Employment Agreement of Lynn H. Johnson (management contract)	10-K	10.11	03/31/15	000-50400

10.9	Employment Agreement of D. Richard Tobin, Jr. (management contract)	10-K	10.8	03/28/13	000-50400

10.10	Directors’ Deferral Plan, as amended and restated (compensatory plan)	Filed herewith

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.

21.1	Subsidiaries			Filed herewith

23.1	Consent of Dixon Hughes Goodman LLP			Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

101	The following financial information formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text			Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.
Registrant

	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth, II
Date: March 16, 2018		President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William L. Hedgepeth, II	March 16, 2018
William L. Hedgepeth, II., President,
Chief Executive Officer and Director

/s/ Mark A. Jeffries	March 16, 2018
Mark A. Jeffries, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ J. Gary Ciccone	March 16, 2018
J. Gary Ciccone, Director

/s/ Charles R. Davis	March 16, 2018
Charles R. Davis, Director

/s/ James H. Glen, Jr.	March 16, 2018
James H. Glen, Jr. Director

/s/ Oscar N. Harris	March 16, 2018
Oscar N. Harris, Director

/s/ Alicia S. Hawk	March 16, 2018
Alicia S. Hawk, Director

/s/ Gerald W. Hayes, Jr.	March 16, 2018
Gerald W. Hayes, Jr., Director

/s/ Ronald V. Jackson	March 16, 2018
Ronald V. Jackson, Director

/s/ John W. McCauley	March 16, 2018
John W. McCauley, Director

/s/ Carlie C. McLamb, Jr.	March 16, 2018
Carlie C. McLamb Jr., Director

/s/ V. Parker Overton	March 16, 2018
V. Parker Overton, Director

/s/ Anthony E. Rand	March 16, 2018
Anthony E. Rand, Director

/s/ Sharon L. Raynor	March 16, 2018
Sharon L. Raynor, Director

/s/ K. Clark Stallings	March 16, 2018
K. Clark Stallings, Director

/s/ W. Lyndo Tippett	March 16, 2018
W. Lyndo Tippett, Director

/s/ Seth Wilfong	March 16, 2018
Seth Wilfong, Director