Form 10-Q
period 2018-03-31
SELECT BANCORP, INC.
filed 2018-05-10
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

As of May 4, 2018, the Registrant had outstanding 14,014,487 shares of Common Stock, $1.00 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

SELECT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31,
	(Unaudited)	2017*
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$14,477	$16,554
Interest-earning deposits in other banks	69,666	37,996
Certificates of deposit	1,500	1,500
Federal funds sold	15,125	6,645
Investment securities available for sale, at fair value	59,326	63,774
Loans held for sale	442	98
Loans	978,275	982,626
Allowance for loan losses	(8,957)	(8,835)
NET LOANS	969,318	973,791

Accrued interest receivable	3,763	3,997
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	3,674	2,490
Other non-marketable securities	905	1,019
Foreclosed real estate	1,525	1,258
Premises and equipment, net	18,183	18,268
Bank owned life insurance	28,600	28,431
Goodwill	24,579	24,904
Core deposit intangible (“CDI”)	2,826	3,101
Assets held for sale	796	846
Other assets	7,846	9,463
TOTAL ASSETS	$1,222,551	$1,194,135
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$233,689	$227,066
Savings	62,970	69,503
Money market and NOW	264,846	250,864
Time	447,976	447,611
TOTAL DEPOSITS	1,009,481	995,044
Short-term debt	32,173	28,279
Long-term debt	39,372	19,372
Accrued interest payable	499	427
Accrued expenses and other liabilities	3,353	14,898
TOTAL LIABILITIES	1,084,878	1,058,020
Shareholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, $1.00 par value, 25,000,000 shares authorized; 14,013,917 and 14,009,137 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	14,014	14,009
Additional paid-in capital	95,916	95,850
Retained earnings	27,755	25,858
Common stock issued to deferred compensation trust, at cost; 291,964 and 295,231 shares outstanding at March 31, 2018 and December 31, 2017, respectively	(2,477)	(2,518)
Directors’ Deferred Compensation Plan Rabbi Trust	2,477	2,518
Accumulated other comprehensive income (loss)	(12)	398
TOTAL SHAREHOLDERS’ EQUITY	137,673	136,115
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,222,551	$1,194,135

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except share
	and per share data)
INTEREST INCOME
Loans	$13,157	$8,707
Federal funds sold and interest-earning deposits in other banks	211	88
Investments	354	330

TOTAL INTEREST INCOME	13,722	9,125

INTEREST EXPENSE
Money market, NOW and savings deposits	314	103
Time deposits	1,354	759
Short-term debt	129	9
Long-term debt	221	176

TOTAL INTEREST EXPENSE	2,018	1,047

NET INTEREST INCOME	11,704	8,078

PROVISION FOR (RECOVERY OF) LOAN LOSSES	141	(194)

NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	11,563	8,272

NON-INTEREST INCOME
Fees on the sale of Mortgages	26	-
Service charges on deposit accounts	276	215
Other fees and income	863	515

TOTAL NON-INTEREST INCOME	1,165	730

NON-INTEREST EXPENSE
Personnel	4,741	3,414
Occupancy and equipment	888	572
Deposit insurance	165	72
Professional fees	270	320
CDI amortization	275	93
Merger/acquisition related expenses	1,826	-
Information systems	1,002	504
Foreclosure-related expenses	12	16
Other	1,105	814

TOTAL NON-INTEREST EXPENSE	10,284	5,805

INCOME BEFORE INCOME TAX	2,444	3,197

INCOME TAXES	547	1,082

NET INCOME	$1,897	$2,115

NET INCOME PER COMMON SHAREHOLDERS
Basic	$0.14	$0.18
Diluted	$0.13	$0.18
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,011,707	11,652,612
Diluted	14,081,776	11,714,336

See accompanying notes.

4

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)

Net income	$1,897	$2,115

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	(536)	82
Tax effect	126	(30)
	(410)	52

Reclassification adjustment for gain included in net income	-	-
Tax effect	-	-
	-	-

Total	(410)	52

Total comprehensive income	$1,487	$2,167

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except share data)

							Common
							Stock		Accumulated
							Issued		Other
					Additional		to Deferred		Compre-	Total
	Preferred Stock		Common Stock		paid-in	Retained	Compensation	Deferred	hensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Trust	Comp Plan	Income (loss)	Equity
Balance at December 31, 2016	-	$-	11,645,413	$11,645	$69,597	$22,673	$(2,340)	$2,340	$358	$104,273
Net income	-	-	-	-	-	2,115	-	-	-	2,115
Other comprehensive income, net	-	-	-	-	-	-	-	-	52	52
Stock option exercises	-	-	16,158	17	81	-	-	-	-	98
Stock based compensation	-	-	-	-	24	-	-	-	-	24
Directors’ equity incentive plan, net	-	-	-	-	-	-	40	(40)	-	-
Balance at March 31, 2017	-	$-	11,661,571	$11,662	$69,702	$24,788	$(2,300)	$2,300	$410	$106,562

Balance at December 31, 2017	-	$-	14,009,137	$14,009	$95,850	$25,858	$(2,518)	$2,518	$398	$136,115
Net income	-	-	-	-	-	1,897	-	-	-	1,897
Other comprehensive income loss	-	-	-	-	-	-	-	-	(410)	(410)
Stock option exercises	-	-	4,780	5	21	-	-	-	-	26
Stock based compensation	-	-	-	-	45	-	-	-	-	45
Directors’ equity incentive plan, net	-	-	-	-	-	-	41	(41)	-	-
Balance at March 31, 2018	-	$-	14,013,917	$14,014	$95,916	$27,755	$(2,477)	$2,477	$(12)	$137,673

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,897	$2,115
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recovery of) loan losses	141	(194)
Depreciation and amortization of premises and equipment	444	291
Amortization and accretion of investment securities	170	144
Amortization of deferred loan fees and costs	(155)	(150)
Amortization of core deposit intangible	275	93
Stock-based compensation	45	24
Accretion on acquired loans	(938)	(253)
Amortization of acquisition premium on time deposits	(80)	(90)
Net accretion of acquisition discount on borrowings	(5)	(44)
Increase in cash surrender value of bank owned life insurance	(169)	(141)
Proceeds from loans held for sale	(2,365)	-
Originations of loans held for sale	1,995	-
Gain on sales of loans held for sale	26	-
Net loss on sale and write-downs of foreclosed real estate	11	6
Loss (Gain) on sale of premises and equipment	49	(8)
Write-down on assets held for sale	50	-
Change in assets and liabilities:
Net change in accrued interest receivable	234	244
Net change in other assets	2,068	(81)
Net change in accrued expenses and other liabilities	(11,473)	1,102

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,780)	3,058

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	(1,184)	104
Redemption of non-marketable security	114	-
Purchase of investment securities available for sale	-	(759)
Maturities of investment securities available for sale	100	965
Mortgage-backed securities pay-downs	3,642	1,581
Net change in loans outstanding	5,085	(29,799)
Proceeds from sale of foreclosed real estate	62	154
Net purchases of premises and equipment	(408)	(55)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,411	(27,809)

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$14,517	$33,567
Proceeds from short-term debt	3,899	-
Proceeds from long-term debt	20,000	-
Repayments on short-term debt	-	(3,740)
Repayments on long-term debt	-	(100)
Proceeds from stock option exercises	26	98

NET CASH PROVIDED BY FINANCING ACTIVITIES	38,442	29,825

NET CHANGE IN CASH AND CASH EQUIVALENTS	38,073	5,074

CASH AND CASH EQUIVALENTS, BEGINNING	62,695	55,714

CASH AND CASH EQUIVALENTS, ENDING	$100,768	$60,788

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,946	$1,056
Taxes	-	-

Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	(410)	52
Transfers from loans to foreclosed real estate	340	444

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

The Bank was originally incorporated as New Century Bank on May 19, 2000 and began banking operations on May 24, 2000. On July 25, 2014, the Company acquired Select Bank & Trust Company, Greenville, North Carolina, and changed the Bank’s legal name to Select Bank & Trust Company. On December 15, 2017, the Company acquired Premara Financial, Inc. and its subsidiary Carolina Premier Bank through the merger of Premara with and into the Company, followed immediately by the merger of Carolina Premier with and into the Bank. The Bank continues as the only banking subsidiary of the Company with its headquarters and operations center located in Dunn, NC. The Bank is engaged in general commercial and retail banking in central and eastern North Carolina, as well as in Charlotte, North Carolina and northwest South Carolina. The Bank is subject to the supervision and regulation of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks.

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the March 31, 2018 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At March 31, 2018 and 2017 there were 121,300 and 73,500 anti-dilutive options outstanding, respectively.

	Three Months Ended
	March 31,
	2018	2017
Weighted average shares used for basic net income per share	14,011,707	11,652,612

Effect of dilutive stock options	70,069	61,724
Weighted average shares used for diluted net income per share	14,081,776	11,714,336

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU requires a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act included a reduction to the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company early adopted this pronouncement by retrospective application to each period in which the effect of the change in the tax rate under the 2017 Tax Act is recognized. The impact of the reclassification from other comprehensive income to retained earnings of $67.000 was included in the Statement of Changes in Shareholders’ Equity for the year ended December 31, 2017.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, and ASU 2017-05 Other Income - Gains and losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets —The new guidance, which does not apply to financial instruments, provides that revenue should be recognized for the transfer of goods and services to customers in an amount equal to the consideration it receives or expects to receive. The guidance also includes expanded disclosure requirements that provide comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not necessary. See Note H Revenue Recognition for more information.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU (i) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminate the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is prohibited except for the presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk which may be adopted early. The guidance did not have a significant impact on the Company's financial position, results of operations or disclosures.

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

In August 2016, the FASB amended ASU 2016-15, Statement of Cash Flows (Topic 230): Classifications of Certain Cash Receipts and Cash Payments, of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments were effective for the Company January 1, 2018 and did not have a material effect on its financial statements.

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

In February 2017, the FASB ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) clarified the scope of the guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments were effective for the Company January 2018 and did not have a material effect on its financial statements.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In May 2017, the FASB ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost amended the requirements in the changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments were effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption was permitted. These amendments did not have a material effect on the financial statements.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities to clarify certain aspects of the guidance issued in ASU 2016-01. The amendments will be effective for the third quarter of 2018 subsequent to adopting the amendments in ASU 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted ASU 2016-01. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2018, the FASB issued ASU 2018-4, Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 which incorporate into the Accounting Standards Codification recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The amendments were effective upon issuance. These amendments did not have a material effect on its financial statements.

In March 2018, the FASB issued ASU 2018-05 – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update) which updated the Income Taxes Topic of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance related to the income tax accounting implications of the Tax Cuts and Jobs Act. The amendments were effective upon issuance. These amendments did not have a material effect on its financial statements.

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

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three months ended March 31, 2018. Valuation techniques are consistent with techniques used in prior periods.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

Investment securities available for sale March 31, 2018	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies – GSE's	$12,158	$-	$12,158	$-
Mortgage-backed securities - GSE’s	26,814	-	26,814	-
Corporate Bonds	1,809	-	1,809	-
Municipal bonds	18,545	-	18,545	-
Total investment held for sale	$59,326	$-	$59,326	$-

Investment securities available for sale December 31, 2017	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$13,364	$-	$13,364	$-
Mortgage-backed securities - GSE’s	29,684	-	29,684	-
Corporate Bonds	1,888	-	1,888	-
Municipal bonds	18,838	-	18,838	-
Total investment held for sale	$63,774	$-	$63,774	$-

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve in the allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2018 and December 31, 2017, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At March 31, 2018, the discounts used are weighted between 6% and 61%. There were no transfers between levels from the prior reporting periods and there have been no changes in valuation techniques for the three months ended March 31, 2018.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value of the real estate collateral less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate is the discount applied to appraised values to account for expected liquidation and selling costs. At March 31, 2018, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three months ended March 31, 2018.

Assets held for sale

During 2015, a branch facility was taken out of service as part of the Company’s branch restructuring plan and reclassified as held for sale. The property is recorded at the remaining book balance of the asset or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. The significant unobservable input used is the discount applied to appraised values to account for expected liquidation and selling costs ranged between 1% and 25% at March 31, 2018 and December 31, 2017. There have been no changes in the valuation techniques for the three months ended March 31, 2018.

Loans held for sale

The Company originated fixed and variable rate residential mortgage loans on a service release basis in the secondary market. Loans closed but not yet settled with an investor are carried in our loans held for sale portfolio.   Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with our customers.  Therefore, these loans present very little market risk.  The Company usually delivers to, and receives funding from, the investor within 30 to 60 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts” basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. Because of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is materially the same as the value of the loan amount at its origination.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. Gains or losses on sales of loans are recognized when control over these assets are surrendered and are included in mortgage banking income in the consolidated statements of income.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

Asset Category March 31, 2018	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,549	$-	$-	$3,549
Loans held for sale	442	-	442	-
Assets held for sale	796	-	-	796
Foreclosed real estate	1,525	-	-	1,525
Total	$6,312	$-	$442	$5,870

Asset Category December 31, 2017	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,115	$-	$-	$2,115
Loans held for sale	98	-	98	-
Assets held for sale	846	-	-	846
Foreclosed real estate	1,258	-	-	1,258
Total	$4,317	$-	$98	$4,219

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following table presents the carrying values and estimated fair values of the Company's financial instruments at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$14,477	$14,477	$14,477	$-	$-
Certificates of deposit	1,500	1,500	1,500	-	-
Interest-earning deposits in other banks	69,666	69,666	69,666	-	-
Federal funds sold	15,125	15,125	15,125	-	-
Investment securities available for sale	59,326	59,326	-	59,326	-
Loans held for sale	442	442		442	-
Loans, net	969,318	971,760	-	-	971,760
Accrued interest receivable	3,763	3,763	-	3,763	-
Stock in FHLB	3,674	3,674	-	-	3,674
Other non-marketable securities	905	905	-	-	905

Financial liabilities:
Deposits	$1,009,481	$1,157,531	$-	$1,157,531	$-
Short-term debt	32,173	32,173	-	32,173	-
Long-term debt	39,372	36,715	-	36,715	-
Accrued interest payable	499	499	-	499	-

	December 31, 2017
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets:
Cash and due from banks	$16,554	$16,554	$16,554	$-	$-
Certificates of deposits	1,500	1,500	1,500	-	-
Interest-earning deposits in other banks	37,996	37,996	37,996	-	-
Federal funds sold	6,645	6,645	6,645	-	-
Investment securities available for sale	63,774	63,774	-	63,774	-
Loans held for sale	98	98	-	98	-
Loans, net	973,791	972,475	-	-	972,475
Accrued interest receivable	3,997	3,997	-	3,997	-
Stock in the FHLB	2,490	2,490	-	-	2,490
Other non-marketable securities	1,019	1,019	-	-	1,019
Assets held for sale	846	846	-	-	846

Financial liabilities:
Deposits	$995,044	$991,977	$-	$991,977	$-
Short-term debt	28,279	28,279	-	28,279	-
Long-term debt	19,372	14,640	-	14,640	-
Accrued interest payable	427	427	-	427	-

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

Loans Held For Sale

The fair value of loans held for sale approximates the carrying value.

Loans, net

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

During the first quarter of 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The amendments included within this standard, which are applied prospectively, require the Company to measure and disclose fair value of balance sheet financial instruments using an exit price notion. Prior to adopting the amendments included in the standard, the Company measured fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets.

As of March 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral. As of December 31, 2017, the fair value of the Company’s loan portfolio included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption was intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investments (“AFS”), with gross unrealized gains and losses, follow:

	March 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$12,137	$87	$(66)	$12,158
Mortgage-backed securities – GSE’s	27,019	97	(302)	26,814
Corporate bonds	1,776	33	-	1,809
Municipal bonds	18,411	150	(16)	18,545

	$59,343	$367	$(384)	$59,326

As of March 31, 2018, accumulated other comprehensive income included net unrealized losses totaling $17,000. Deferred tax assets resulting from these net unrealized losses totaled $5,000.

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

As of December 31, 2017, accumulated other comprehensive income included net unrealized gains totaling $521,000. Deferred tax liabilities resulting from these net unrealized gains totaled $123,000.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E- INVESTMENT SECURITIES (continued)

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	March 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
Within 1 year	$1,294	$12	$-	$1,306
After 1 year but within 5 years	42,269	239	(331)	42,177
After 5 years but within 10 years	6,767	32	(39)	6,760
After 10 years	9,013	84	(14)	9,083

	$59,343	$367	$(384)	$59,326

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
Within 1 year	$975	$5	$-	$980
After 1 year but within 5 years	45,418	406	(125)	45,699
After 5 years but within 10 years	7,823	81	(14)	7,890
After 10 years	9,037	168	-	9,205

	$63,253	$660	$(139)	$63,774

Securities with a carrying value of $9.5 million and $7.5 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

None of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations. The Company has the intent and ability to hold these securities to recovery. No other than temporary impairments were identified for these investments having unrealized losses for the periods ended March 31, 2018 and December 31, 2017. The Company has not incurred any losses related to securities sales in 2018 or 2017. The following tables show the gross unrealized losses and fair value of the Company’s investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E- INVESTMENT SECURITIES (continued)

	March 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies- GSEs	$4,753	$(34)	$1,282	$(32)	$6,035	$(66)
Mortgage-backed securities- GSEs	17,483	(231)	2,420	(71)	19,903	(302)
Municipal bonds	3,784	(16)	-	-	3,784	(16)

Total temporarily impaired securities	$26,020	$(281)	$3,702	$(103)	$29,722	$(384)

At March 31, 2018, the Company had three securities with an unrealized loss for more than twelve months of $103,000. One U.S. government agency GSE and two mortgage-backed GSEs had unrealized losses for less than twelve months totaling $281,000 at March 31, 2018. All unrealized losses are attributable to the general trend of interest rates. There were no sales of investment securities during the first quarter of 2018.

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$1,651	$(9)	$1,415	$(16)	$3,066	$(25)
Mortgage-backed securities- GSE’s	8,137	(55)	2,449	(45)	10,586	(100)
Corporate bonds	1,752	(14)	-	-	1,752	(14)
Municipal bonds	1,101	-	-	-	1,101	-
Total temporarily impaired securities	$12,641	$(78)	$3,864	$(61)	$16,505	$(139)

At December 31, 2017, the Company had two AFS mortgage-backed GSE’s and two U.S Government agencies – GSE’s with an aggregate unrealized loss for twelve or more consecutive months of $61,000. The Company had 16 AFS securities with a loss for twelve months or less. Two U.S. government agency GSE’s, three municipals, two corporates and nine mortgage-backed GSE’s had unrealized losses for less than twelve months totaling $78,000 at December 31, 2017. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities. The Company did not incur a loss on any securities sold during 2017.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS

Following is a summary of the composition of the Company’s loan portfolio at March 31, 2018 and December 31, 2017:

	March 31,		December 31,
	2018		2017
		Percent		Percent
Total Loans:	Amount	of total	Amount	of total
	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$150,352	15.37%	$156,901	15.97%
Commercial real estate	415,641	42.49%	403,100	41.02%
Multi-family residential	73,802	7.54%	76,983	7.83%
Construction	170,299	17.41%	177,933	18.11%
Home equity lines of credit (“HELOC”)	51,769	5.29%	52,606	5.35%

Total real estate loans	861,863	88.10%	867,523	88.28%

Other loans:
Commercial and industrial	107,116	10.95%	106,164	10.80%
Loans to individuals	10,630	1.09%	10,097	1.04%
Overdrafts	125	0.01%	147	0.01%
Total other loans	117,871	12.05%	116,408	11.85%

Gross loans	979,734		983,931
Less deferred loan origination fees, net	(1,459)	(0.15)%	(1,305)	(0.13)%
Total loans	978,275	100.00%	982,626	100.00%

Allowance for loan losses	(8,957)		(8,835)

Total loans, net	$969,318		$973,791

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Loans are primarily secured by real estate located in eastern and central North Carolina and northwestern South Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

At March 31, 2018, the Company had pre-approved but unused lines and letters of credit for customers totaling $179.3 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

A description of the various loan products provided by the Bank is presented below.

1-to-4 Family Residential Loans

Residential 1-to-4 family loans are mortgage loans secured by residential real estate within the Bank’s market areas. These loans may also include loans that convert from construction loans into permanent financing and are secured by properties within the Bank’s market areas.

Commercial Real Estate Loans

Commercial real estate loans are underwritten based on the borrower’s ability to generate adequate cash flow to repay the subject debt within reasonable terms. Commercial real estate loans typically include both owner and non-owner occupied properties with higher principal loan amounts. The repayment of these loans is generally dependent on the successful management of the property. Commercial real estate loans are sensitive to market and general economic conditions. Repayment analysis must be performed and consists of an identified primary/cash flow source of repayment and a secondary/liquidation source of repayment. The primary source of repayment is cash flow from income generated from rental or lease of the property. However, the cash flow can be supplemented with the borrower's and guarantor's global cash flow position. Other credit issues such as the business fundamentals and financial strength of the borrower/guarantor can be considered in determining adequacy of repayment ability. The secondary source of repayment is liquidation of the collateral, supplemented by a liquidation cushion provided by the financial assets of the borrower/guarantor. Management monitors and evaluates commercial real estate loans based on collateral, cash flow, market area and risk grade.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

The following tables present an age analysis of past due loans, segregated by class of loans as of
March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018
	30+	90+	Non-	Total
	Days	Days	Accrual	Past		Total
	Past Due	Accruing	Loans	Due	Current	Loans
	(dollars in thousands)
Total loans
Commercial and industrial	$125	$408	$1,307	$1,840	$105,276	$107,116
Construction	-	366	406	772	169,527	170,299
Multi-family residential	-	-	-	-	73,802	73,802
Commercial real estate	411	-	1,042	1,453	414,188	415,641
Loans to individuals & overdrafts	18	-	1	19	10,736	10,755
1-to-4 family residential	1,881	725	334	2,940	147,412	150,352
HELOC	166	-	459	625	51,144	51,769
Deferred loan (fees) cost, net	-	-	-	-	-	(1,459)

	$2,601	$1,499	$3,549	$7,649	$972,085	$978,275

	December 31, 2017
	30+	90+	Non-	Total
	Days	Days	Accrual	Past		Total
	Past Due	Accruing	Loans	Due	Current	Loans
	(dollars in thousands)
Total loans
Commercial and industrial	$215	$396	$96	$707	$105,457	$106,164
Construction	27	359	384	770	177,163	177,933
Multi-family residential	30	-	-	30	76,953	76,983
Commercial real estate	1,464	-	528	1,992	401,108	403,100
Loans to individuals & overdrafts	22	-	7	29	10,215	10,244
1-to-4 family residential	2,824	721	771	4,316	152,585	156,901
HELOC	103	-	329	432	52,174	52,606
Deferred loan (fees) cost, net	-	-	-	-	-	(1,305)

	$4,685	$1,476	$2,115	$8,276	$975,655	$982,626

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of
March 31, 2018 and December 31, 2017:

				Three months ended
		Contractual		March 31, 2018
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,931	$1,923	$-	$1,806	$72
Construction	403	459	-	382	1
Commercial real estate	4,858	6,074	-	4,655	60
Multi-family residential	230	230	-	232	3
Loans to individuals	1	1	-	1	-
HELOC	595	1,068	-	803	13
1-to-4 family residential	711	818	-	998	48

Subtotal:	8,729	10,573	-	8,877	197
With an allowance recorded:
Commercial and industrial	140	140	48	142	1
Construction	27	27	14	13	-
HELOC	-	-	-	16	-
1-to-4 family residential	151	157	13	177	5
Subtotal:	318	324	75	348	6
Totals:
Commercial	7,589	8,853	62	7,230	137
Consumer	1	1	-	1	-
Residential	1,457	2,043	13	1,994	66

Grand Total:	$9,047	$10,897	$75	$9,225	$203

Impaired loans at March 31, 2018 were approximately $9.0 million and were composed of $3.5 million in non-accrual loans and $5.5 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $318,000 in impaired loans had specific allowances provided for them while the remaining $8.7 million had no specific allowances recorded at March 31, 2018. Of the $8.7 million with no allowance recorded, $1.2 million of those loans have had partial charge-offs recorded.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Impaired Loans (continued)

				Three months ended
	As of December 31, 2017			March 31, 2017
		Contractual
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$940	$1,234	$-	$1,143	$19
Construction	385	490	-	202	4
Commercial real estate	4,428	5,606	-	4,303	59
Loans to individuals & overdrafts	1	1	-	-	-
Multi-family residential	234	234	-	197	-
HELOC	602	926	-	850	10
1-to-4 family residential	1,077	1,209	-	911	13

Subtotal:	7,667	9,700	-	7,606	105
With an allowance recorded:
Commercial and industrial	142	142	50	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	2,362	11
HELOC	202	202	11	18	-
1-to-4 family residential	-	-	-	300	5
Subtotal:	344	344	61	2,680	16
Totals:
Commercial	6,129	7,706	50	8,207	93
Consumer	1	1	-
Residential	1,881	2,337	11	2,079	28

Grand Total:	$8,011	$10,044	$61	$10,286	$121

Impaired loans at December 31, 2017 were approximately $8.0 million and consisted of $2.1 million in non-accrual loans and $5.9 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately $344,000 of the $8.0 million in impaired loans at December 31, 2017 had specific allowances aggregating $61,000 while the remaining $7.7 million had no specific allowances recorded. Of the $7.7 million with no allowance recorded, partial charge-offs to date amounted to $2.0 million.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the first quarter of 2018 and 2017:

	Three months ended March 31, 2018			Three months ended March 31, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
(dollars in thousands)
Extended payment terms:
Commercial and industrial	4	$1,046	$1,046	-	$-	$-

Total	4	$1,046	$1,046	-	$-	$-

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default during that period together with concessions made by loan class during the twelve month periods ended March 31, 2018 and 2017:

	Twelve months ended		Twelve months ended
	March 31, 2018		March 31, 2017
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
	(dollars in thousands)

Extended payment terms:
Commercial and industrial	5	$773	3	$996
Multi-family residential	-	-	-	-
Construction	-	-	1	62
Commercial real estate	3	467	1	899
1-to-4 family residential	1	67	2	125

Total	9	$1,307	7	$2,082

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Troubled Debt Restructurings (continued)

At March 31, 2018, the Bank had thirty-nine loans with an aggregate balance of $6.7 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-three loans with a balance totaling $4.8 million were still accruing as of March 31, 2018. The remaining TDRs with balances totaling $1.9 million as of March 31, 2018 were in non-accrual status.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of March 31, 2018 and December 31, 2017, respectively:

Total loans:

March 31, 2018
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(dollars in thousands)
Superior	$1,472	$-	$-	$-
Very good	1,827	110	678	-
Good	14,420	12,621	45,835	11,550
Acceptable	43,043	44,095	244,599	43,735
Acceptable with care	39,814	112,156	116,575	17,968
Special mention	3,035	545	4,699	319
Substandard	3,505	772	3,255	230
Doubtful	-	-	-	-
Loss	-	-	-	-
	$107,116	$170,299	$415,641	$73,802

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$144,103	$50,558
Special mention	2,962	253
Substandard	3,287	958
	$150,352	$51,769

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$10,636
Non –pass	119
	$10,755

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
	$10,244

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Determining the fair value of purchased credit-impaired, or PCI, loans at acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected to be collected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for credit losses from the acquired company.

The following table documents changes to the amount of the accretable yield on PCI loans for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	2018	2017
	(in thousands)

Accretable yield, beginning of period	$3,307	$2,626
Accretion	(354)	(260)
Other changes, net	87	99

Accretable yield, end of period	$3,040	$2,465

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

The Company’s allowance for loan losses model calculates historical loss rates by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. The model incorporates various internal and external qualitative and environmental factors as described in the federal banking regulators’ Interagency Policy Statement on the Allowance for Loan and Lease Losses, dated December 2006. Input for these factors is determined on the basis of management observation, judgment, and experience.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three month periods ended March 31, 2018 and March 31, 2017, respectively (dollars in thousands):

	Three months ended March 31, 2018
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Loans – excluding PCI
Balance, beginning of period	$742	$1,955	$3,304	$1,058	$549	$305	$791	$8,704
Provision for (recovery of) loan losses	(10)	(275)	282	208	125	(174)	(94)	62
Loans charged-off	(9)	-	-	-	(35)	(15)	-	(59)
Recoveries	6	6	4	9	6	9	-	40
Balance, end of period	$729	$1,686	$3,590	$1,275	$645	$125	$697	$8,747

PCI Loans
Balance, beginning of period	$65	$-	$66	$-	$-	$-	$-	$131
Provision for loan losses	79	-	-	-	-	-	-	79
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$144	$-	$66	$-	$-	$-	$-	$210

Total Loans
Balance, beginning of period	$807	$1,955	$3,370	$1,058	$549	$305	$791	$8,835
Provision for (recovery of) loan losses	69	(275)	282	208	125	(174)	(94)	141
Loans charged-off	(9)	-	-	-	(35)	(15)	-	(59)
Recoveries	6	6	4	9	6	9	-	40
Balance, end of period	$873	$1,686	$3,656	$1,275	$645	$125	$697	$8,957

Ending Balance: individually evaluated for impairment	$49	$14	$-	$13	$-	$-	$-	$76
Ending Balance: collectively evaluated for impairment	$824	$1,672	$3,657	$1,262	$645	$125	$697	$8,881

Loans:
Ending Balance: collectively evaluated for impairment	$105,045	$169,869	$410,783	$149,490	$51,174	$10,754	$73,572	$970,687
Ending Balance: individually evaluated for impairment	$2,071	$430	$4,858	$862	$595	$1	$230	$9,047
Ending Balance	$107,116	$170,299	$415,641	$150,352	$51,769	$10,755	$73,802	$979,734

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS HELD FOR SALE

We originate fixed and variable rate residential mortgage loans on a service release basis in the secondary market. Loans closed but not yet settled with an investor are carried in our loans held for sale portfolio.   Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with our customers.  Therefore, these loans present very little market risk.  We usually deliver to, and receive funding from, the investor within 30 to 60 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts” basis. We are not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. Because of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is materially the same as the value of the loan amount at its origination.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. Gains or losses on sales of loans are recognized when control over these assets are surrendered and are included in mortgage banking income in the consolidated statements of income.

NOTE H – REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note C Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of insufficient funds fees, account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H – REVENUE RECOGNITION (continued)

Other Fees and Income

Other fees and income primarily consist of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily consists of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Other fees and income also includes other recurring revenue streams such as safety deposit box rental fees and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
	(dollars in thousands)

Service Charges on Deposit Accounts	$269	$199
Other	344	282
Noninterest Income (in-scope of Topic 606)	613	481
Noninterest Income (out-of-scope of Topic 606)	552	249
Total Non-interest Income	$1,165	$730

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H – REVENUE RECOGNITION (continued)

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

NOTE I – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned, or OREO, during the three months ended March 31, 2018 and the year ended December 31, 2017:

	Three Months	Twelve Months
	Ended	Ended
	March 31,	December 31,
	2018	2017
	(dollars in thousands)

Beginning balance January 1	$1,258	$599
Sales	(62)	(1,442)
Write-downs	(11)	(442)
Transfers	340	2,543
Ending balance	$1,525	$1,258

At March 31, 2018 and December 31, 2017, the Company had $1.5 million and $1.3 million, respectively, of foreclosed residential real estate property in OREO. The Company had three loans with a recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure in the aggregate amount of $205,000 at March 31, 2018. At December 31, 2017, the Company had no such loans.

Note J – Business Combinations

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

Premara had 3,179,808 shares of common stock outstanding as of the merger closing date. Under the terms of the merger agreement, 948,080 shares of Premara common stock (equivalent to 30% of Premara’s outstanding shares of common stock as of the date of the merger agreement) were converted to the $12.65 per share cash merger consideration, for aggregate cash consideration of $11,993,212 (exclusive of cash paid-in-lieu of fractional shares) which was paid out subsequent to year end. Pursuant to the Merger Agreement, each warrant or stock option to acquire shares of Premara common stock issued and outstanding as of the effective time of the Merger was converted into the right to receive from the Company a cash payment equal to $12.65 less the exercise price of such warrant or option, as applicable and paid out prior to year-end. The remaining 2,231,728 Premara common shares were converted into stock consideration at the merger exchange ratio of 1.0463 shares of Company common stock for each share of Premara common stock, resulting in the issuance of 2,334,999 new shares of Company common stock. The transaction was valued at approximately $40.6 million in the aggregate based on 3,179,808 shares of Premara common stock outstanding on December 15, 2017. The Premara common stock shares converted to Select common stock are valued at $12.14 per share, the low price of Select common stock on December 15, 2017.

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

Goodwill recorded for Premara represents future revenues to be derived from the existing customer base, including efficiencies that will result from combining operations. During the first quarter of 2018 goodwill reduced $325,000 due to adjustments to liabilities assumed and the tax re-measurement associated with the completion of the final short-year tax return. Merger-related expenses in 2018 totaled $1.8 million which were recorded as noninterest expense as incurred.

The following tables reflect the pro forma total net interest income, noninterest income and net income for the three months ended March 31, 2018 and 2017 as though the acquisition of Premara had taken place on January 1, 2017. The pro forma results have not been adjusted to remove non-recurring acquisition-related expenses, and are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on January 1, 2017, nor of future results of operations.

	Three Months Ended March 31
	2018	2017
	(Dollars in thousands, except per share)
Net interest income	$11,704	$11,547
Non-interest income	1,165	1,133
Net income available to common shareholders	1,897	2,799

Earnings per share, basic	$0.14	$0.20
Earnings per share, diluted	$0.13	$0.20

Weighted average common shares outstanding, basic	14,011,707	13,987,611
Weighted average common shares outstanding, diluted	14,081,776	14,049,335

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Select Bancorp, Inc. (the “Company”). This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by, and information currently available to us. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results, performance or achievements may differ materially from the results expressed or implied by our forward-looking statements. Factors that could influence actual results, performance or achievements include, among other things: changes in national, regional and local market conditions; changes in legislative and regulatory conditions, changes in the interest rate environment, braches of security or failures of our technology systems due to technological or other factors and cybersecurity threats; and adverse changes in credit quality trends.

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

The Bank’s lending activities are oriented to the individual consumer/retail customer as well as to the small-to-medium sized businesses located in central and eastern North Carolina in addition to northwest South Carolina. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking accounts, savings accounts and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

The Company was formerly known as New Century Bancorp, Inc. On July 25, 2014 New Century Bancorp, Inc. acquired Select Bancorp, Inc. (“Legacy Select”) by merger. The combined company is now known as Select Bancorp, Inc., which we refer to in this report as the Company. Legacy Select was a bank holding company headquartered in Greenville, North Carolina, whose wholly owned subsidiary, Select Bank & Trust Company, was a state-chartered commercial bank with approximately $276.9 million in assets. The merger expanded the Company’s North Carolina presence with the addition of six branches located in Greenville (two), Elizabeth City, Washington, Gibsonville, and Burlington. During 2015, Gibsonville and Burlington were combined into a new location in Burlington. On December 15, 2017, the Registrant acquired Premara Financial, Inc. (“Premara”) and its banking subsidiary Carolina Premier Bank (“Carolina Premier”) located in Charlotte, North Carolina and the cities of Rock Hill, Blacksburg and Six Mile, South Carolina. Under the terms of that acquisition, Premara was merged with and into the Registrant, Carolina Premier was merged with and into the Bank, and shareholders of Premara received 1.0463 shares of the Registrant’s common stock or $12.65 in cash for each outstanding share of Premara common stock, with approximately 70% of such shares being exchanged for shares of the Registrant’s common stock and 30% being exchanged for cash.

We closed our branch located at 6390 Ramsey Street, Fayetteville, North Carolina and transferred accounts to our Fayetteville branch located at 2818 Raeford Road during September 2015. The property that housed our former Ramsey Street branch is included in assets held for sale on the consolidated balance sheet as of March 31, 2018.

Comparison of Financial Condition at

March 31, 2018 and December 31, 2017

During the first three months of 2018, total assets increased by $28.4 million to $1.2 billion as of March 31, 2018. The increase in assets was due primarily to cash growth funded from borrowings. Earning assets at March 31, 2018 totaled $1.1 billion and consisted of $969.3 million in net loans, $59.3 million in investment securities, $71.2 million in overnight investments and interest-bearing deposits in other banks, $15.1million in federal funds sold and $4.6 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the first quarter of 2018 were $1.0 billion and $137.7 million, respectively.

Since the end of 2017, gross loans have decreased by $4.4 million to $978.3 million as of March 31, 2018. The decrease in gross loans was due primarily to fluctuations in customer demand. At March 31, 2018, gross loans consisted of $107.1 million in commercial and industrial loans, $415.6 million in commercial real estate loans, $73.8 million in multi-family residential loans, $10.8 million in consumer loans, $150.4 million in residential real estate loans, $51.8 million in HELOCs, and $170.3 million in construction loans. Deferred loan fees, net of costs, on these loans were $1.5 million at March 31, 2018.

At March 31, 2018 the Company held $15.1 million in federal funds sold and $0 in repurchase agreements compared to $6.6 in federal funds sold and $0 in repurchase agreements for December 31, 2017. Interest-earning deposits in other banks were $69.7 million at March 31, 2018, a $31.7 million increase from December 31, 2017. The Company’s investment securities at March 31, 2018 were $59.3 million, a decrease of $4.4 million from December 31, 2017. The investment portfolio as of March 31, 2018 consisted of $12.2 million in government agency debt securities, $26.8 million in mortgage-backed securities, $1.8 million in corporate bonds and $18.5 million in municipal securities. The net unrealized loss on these securities was $17,000 as of March 31, 2018.

At March 31, 2018, the Company had an investment of $3.7 million in the form of Federal Home Loan Bank (“FHLB”) stock, which increased by $1.2 million from December 31, 2017. Also, the Company had $905,000 in other non-marketable securities at March 31, 2018 compared to $1.0 million at December 31, 2017.

At March 31, 2018, non-earning assets were $74.0 million, a decrease of $4.4 million from $78.4 million as of December 31, 2017. Non-earning assets included $14.5 million in cash and due from banks, bank premises and equipment of $18.2 million, goodwill of $24.6 million, core deposit intangible of $2.8 million, accrued interest receivable of $3.8 million, foreclosed real estate of $1.5 million, and other assets totaling $8.6 million, including net deferred taxes of $4.5 million. Since the income on bank–owned life insurance is included in non-interest income, this asset is not included in the Company’s calculation of earning assets. The decrease in non-earning assets was due primarily to the reduction in cash and due from banks.

Total deposits at March 31, 2018 were $1.0 billion and consisted of $233.7 million in non-interest-bearing demand deposits, $264.8 million in money market and negotiable order of withdrawal, or NOW, accounts, $63.0 million in savings accounts, and $448.0 million in time deposits. Total deposits increased by $14.4 million from $995.0 million as of December 31, 2017, due primarily to the increase in money market deposits as a result of an advertising program. The Bank had $-0- in brokered demand deposits and $79.0 million in brokered time deposits as of March 31, 2018.

As of March 31, 2018, the Company had $59.2 million (of which $27.0 million is identified as long-term debt) in FHLB borrowings, and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at March 31, 2018 was $137.7 million, an increase of $1.6 million from $136.1 million as of December 31, 2017. Accumulated other comprehensive loss relating to available for sale securities decreased $410,000 during the three months ended March 31, 2018. Other changes in shareholders’ equity included net income of $1.9 million and $26,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At March 31, 2018, the Company had $2.6 million in loans that were 30 to 89 days past due. This represented 0.27% of gross loans outstanding on that date. This is a decrease from December 31, 2017 when there were $4.7 million in loans that were 30-89 days past due or 0.48% of gross loans outstanding. Non-accrual loans increased from $2.1 million at December 31, 2017 to $3.5 million at March 31, 2018.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans increased from 0.86% at December 31, 2017 to 1.01% at March 31, 2018. The Company had an increase of $1.4 million in non-accruals from $2.1 million at December 31, 2017 and a decrease in accruing troubled debt restructurings from $4.9 million at December 31, 2017 to $4.8 million as of March 31, 2018. Of the non-accrual loans as of March 31, 2018, six commercial real estate loans totaled $954,000, eight construction loans totaled $494,000, six commercial loans totaled $279,000, six HELOC loans totaled $459,000, four agricultural loans totaled $1.0 million and 1-to-4 family residential loans and consumer made up the remaining balance.

At March 31, 2018, the Bank had thirty-nine loans totaling $6.7 million that were considered to be troubled debt restructurings. Twenty-three of these loans totaling $4.8 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	March 31,	December 31,
	2018	2017
	(dollars in thousands)

Non-accrual loans	$3,549	$2,115
Accruing TDRs	4,789	4,863
Total non-performing loans	8,338	6,978
Foreclosed real estate	1,525	1,258
Total non-performing assets	$9,863	$8,236

Accruing loans past due 90 days or more	$1,499	$1,476
Allowance for loan losses	$8,957	$8,835

Non-performing loans to period end loans	0.85%	0.71%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.01%	0.86%
Allowance for loan losses to period end loans	0.92%	0.90%
Allowance for loan losses to non-performing loans	107%	127%
Allowance for loan losses to non-performing assets	91%	107%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	79%	91%
Non-performing assets to total assets	0.81%	0.69%
Non-performing assets and accruing loans past due 90 days or more to total assets	0.93%	0.81%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at March 31, 2018 and December 31, 2017 were $9.9 million and $8.2 million, respectively. The allowance for loan losses at March 31, 2018 represented 91% of non-performing assets compared to 107% at December 31, 2017.

Total impaired loans at March 31, 2018 were $9.0 million. This includes $3.5 million in loans that were classified as impaired because they were in non-accrual status and $5.5 million in loans that were determined to be impaired for other reasons. Of these loans, $659,000 required a specific reserve of $76,000 at March 31, 2018.

Total impaired loans at December 31, 2017 were $8.0 million. This includes $2.1 million in loans that were classified as impaired because they were in non-accrual status and $5.9 million in loans that were determined to be impaired for other reasons. Of these loans, $344,000 required a specific reserve of $61,000 at December 31, 2017.

The allowance for loan losses was $9.0 million at March 31, 2018 or 0.92% of gross loans outstanding as compared to 0.90% reported as a percentage of gross loans at December 31, 2017. This increase resulted primarily from changes in loans requiring a specific reserve plus qualitative factors related to interest rates and economic performance indicators. The Legacy Select loans and Carolina Premier loans were recorded at estimated fair value as of the acquisition date and the related credit risk is reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of the allowance for loan losses to gross loans. The allowance for loan losses at March 31, 2018 represented 107% of non-performing loans compared to 127% at December 31, 2017. It is management’s assessment that the allowance for loan losses as of March 31, 2018 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	March 31, 2018
(dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total

Time deposits	$318,530	$109,610	$19,836	$-	$447,976
Short-term borrowings	32,173	-	-	-	32,173
Long-term debt	-	27,000	-	12,372	39,372
Operating leases	1,221	1,816	1,219	226	4,482
Total contractual obligations	$351,924	$138,426	$21,055	$12,598	$524,003

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

At March 31, 2018 and December 31, 2017, the Company had $20.5 million and $21.7 million in non-1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At March 31, 2018 and December 31, 2016, the Company had $4.7 million and $4.8 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 22.1% and 23.6% of total risk-based capital as of March 31, 2018 and December 31, 2017, which is less than the 100% maximum allowed. These loans may represent more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At March 31, 2018, the Company had three product type groups which exceeded this guideline; Office Building, which represented 54% of risk-based capital, or $67.1 million; 1-4 Family Rental, which represented 51% of risk-based capital, or $64.1 million and Multi-family Residential which represented 58% of Risk-Based Capital or $72.4 million. All other commercial real estate groups were at or below the 40% threshold. The internal guideline levels heighten the level of Company monitoring of such loan in underwriting and ongoing servicing activities. At December 31, 2017, the Company exceeded the 40% guideline in five product types. The 1-to-4 Family Residential Rental category represented 52% of Risk-Based Capital or $64.4 million, Real Estate Commercial Construction represented 51% of Risk-Based Capital or $62.3 million, Real Estate Construction Spec & Presold represented 42% or $51.6 million, Office Building category represented 56% or $68.8 million, and the Multi-family Residential category represented 61% of Risk-Based Capital or $74.6 million. All other commercial real estate product types were under the 40% threshold.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of
March 31, 2018 and December 31, 2017.

Acquisition, Development and Construction Loans

(dollars in thousands)

	March 31, 2018			December 31, 2017
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total

Total ADC loans	$146,107	$24,192	$170,299	$149,856	$28,077	$177,933

Average Loan Size	$266	$281		$262	$265

Percentage of total loans	14.94%	2.47%	17.41%	15.25%	2.86%	18.11%

Non-accrual loans	$406	$-	$406	$384	$-	$384

Management monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at
March 31, 2018 and December 31, 2017.

	March 31, 2018				December 31, 2017
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(dollars in thousands)

Harnett County	$6,693	3.93%	$5,447	10.52%	$5,076	2.85%	$5,365	10.20%
Alamance County	1,536	0.90%	1,094	2.11%	1,727	0.97%	1,075	2.04%
Beaufort County	840	0.49%	1,759	3.40%	147	0.08%	1,649	3.13%
Brunswick County	9,653	5.67%	1,749	3.38%	8,509	4.78%	1,696	3.22%
Carteret County	2,822	1.66%	2,711	5.24%	3,279	1.84%	2,795	5.31%
Cherokee County	14	0.01%	54	0.10%	-	-%	59	0.11%
Craven County	914	0.54%	599	1.16%	923	0.52%	578	1.10%
Cumberland County	21,779	12.79%	3,739	7.22%	23,105	12.99%	4,196	7.98%
Mecklenburg County	14,899	8.75%	3,052	5.90%	10,826	6.08%	3,249	6.18%
New Hanover County	19,129	11.23%	2,647	5.11%	19,445	10.93%	2,136	4.06%
Pasquotank County	989	0.58%	1,460	2.82%	1,115	0.63%	1,730	3.29%
Pickens County	-	-%	90	0.18%	-	-%	72	0.14%
Pitt County	16,824	9.88%	7,001	13.52%	17,421	9.79%	6,727	12.79%
Robeson County	745	0.44%	3,740	7.23%	837	0.47%	3,606	6.86%
Sampson County	25	0.01%	1,927	3.72%	26	0.01%	1,694	3.22%
Wake County	16,233	9.53%	1,419	2.74%	25,785	14.49%	1,281	2.43%
Wayne County	2,873	1.69%	4,026	7.78%	10,475	5.89%	4,185	7.96%
Wilson County	80	0.05%	69	0.13%	85	0.05%	71	0.13%
York County	190	0.11%	825	1.59%	408	0.23%	1,454	2.76%
All other locations	54,061	31.74%	8,361	16.15%	48,744	27.40%	8,988	17.09%

Total	$170,299	100.00%	$51,769	100.00%	$177,933	100.00%	$52,606	100.00%

Interest-Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest-only payment terms. At March 31, 2018, the Company had $196.8 million in loans that had terms permitting interest-only payments. This represented 20.1% of the total loan portfolio. At December 31, 2017, the Company had $291.8 million in loans that had terms permitting interest-only payments. This represented 29.7% of the total loan portfolio. Recognizing the risk inherent with interest-only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest-only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $70.4 million, or 7.2% of total loans, at March 31, 2018 compared to $66.7 million, or 6.8% of total loans, at December 31, 2017. The Company’s ten largest customer relationships totaled $89.9 million, or 9.2% of total loans, at March 31, 2018 compared to $90.0 million, or 9.2% of total loans, at December 31, 2017. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended March 31, 2018 and 2017

General. During the first quarter of 2018, the Company had net income of $1.9 million as compared with net income of $2.1 million for the first quarter of 2017. Net income per common share for the first quarter of 2018 was $0.14 basic and $0.13 diluted, compared with net income per common share of $0.18, basic and diluted, for the first quarter of 2017. Results of operations for the first quarter of 2018 were primarily impacted by an increase of $3.6 million in net interest income offset by an increase in non-interest expense of $4.5 million, which was primarily related to increased personnel expense of $1.3 million, occupancy expenses of $316,000, merger related expenses of $1.8 million, and information systems expenses of $498,000, offset by a reduction in professional fees expense of $50,000. The Company recorded a provision for loan losses of $141,000 for the first quarter of 2018 compared to a provision recovery of $194,000 in the first quarter of 2017. Net interest margin of 4.45% in the first quarter of 2018 increased 20 basis points from the same period in 2017.

Net Interest Income. Net interest income increased to $11.7 million for the first quarter of 2018 from $8.1 million for the first quarter of 2017. The Company’s total interest income was affected by the increase in loan balances due to loan growth in established branches and from our expanded market footprint for branches acquired in December 2017 as part of the merger with Carolina Premier. Average total interest-earning assets were $1.1 billion in the first quarter of 2018 compared with $776.5 million during the same period in 2017, while the average yield on those assets increased 41 basis points from 4.80% to 5.21% which was primarily due to higher loan yield offset by a reduction of discount accretion on loans acquired in the merger with Carolina Premier Bank.

The Company’s average interest-bearing liabilities increased by $247.5 million to $831.2 million for the quarter ended March 31, 2018 from $583.7 million for the same period one year earlier and the cost of those funds increased from 0.73% to 0.98%, or 25 basis points. The increase in interest-bearing liabilities was a primary result of deposit rate increases within our markets and acquiring brokered deposits plus advances. During the first quarter of 2018, the Company’s net interest margin was 4.45% and net interest spread was 4.22%. In the same quarter ended one year earlier, net interest margin was 4.25% and net interest spread was 4.07%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company previously used loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the first quarter of 2018, the Company recorded a provision for loan losses of $141,000, as compared to the reverse provision of $194,000 that was recorded in the first quarter of 2017. In both 2018 and 2017, the relatively small provision expense and recovery resulted from a low level of net charge-offs.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2018 was $1.2 million, an increase of $435,000 from the first quarter of 2017. Service charges on deposit accounts increased $61,000 to $276,000 for the quarter ended March 31, 2018 from $215,000 for the same period in 2017. Other non-deposit fees and income increased $348,000 from the first quarter of 2017 to the first quarter of 2018 due to increases in various items. The Company did not have sales of securities during the three-months ended March 31, 2018 or 2017, respectively.

Non-Interest Expenses. Non-interest expenses increased by $4.5 million to $10.3 million for the quarter ended March 31, 2018, from $5.8 million for the same period in 2017. In general, most categories of non-interest expenses increased, primarily due to the acquisition of Carolina Premier Bank, which was offset by a decrease in professional fees of $50,000. The following are highlights of the significant categories of non-interest expenses during the first quarter of 2018 versus the same period in 2017:

•	Personnel expenses increased $1.3 million to $4.7 million, due to additions in personnel and cost of living increases.
•	Occupancy expenses increased $316,000, primarily due to a larger branch network.
•	Merger related expenses increased $1.8 million.
•	CDI expense increased $182,000 due to the acquisition.
•	Information systems expense increased by $498,000 due to maintaining the core processing system used by Carolina Premier.
•	Professional fees decreased by $50,000 to $270,000.
•	Deposit insurance expenses increased by $93,000 to $165,000, due to increase in asset size.

Provision for Income Taxes. The Company’s effective tax rate was 22.4% and 33.8% for the quarters ended March 31, 2018 and 2017, respectively. The effective tax rate for the first quarter of 2018 and 2017 was impacted by an adjustment resulting from enacted lower corporate tax rates for the State of North Carolina in 2017 plus a tax rate reduction from the Internal Revenue Service for 2018.

As of March 31, 2018 and December, 31, 2017, the Company had a net deferred tax asset in the amount of $4.5 million and $4.3 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of March 31, 2018 and December 31, 2017, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

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

	March 31, 2018			March 31, 2017
	(dollars in thousands)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans, gross of allowance	$972,384	$13,172	5.49%	$678,277	$8,719	5.21%
Investment securities	61,427	418	2.76%	61,222	377	2.50%
Other interest-earning assets	41,067	211	2.08%	36,997	88	0.96%
Total interest-earning assets	1,074,878	13,801	5.21%	776,496	9,184	4.80%

Other assets	124,698			80,216

Total assets	$1,199,576			$856,712
Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$317,857	314	0.40%	$213,229	103	0.20%
Time deposits over $100,000	330,144	1,030	1.27%	222,603	539	0.98%
Other time deposits	114,217	324	1.15%	89,793	220	0.99%
Borrowings	68,996	350	2.06%	58,037	185	1.29%

Total interest-bearing liabilities	831,214	2,018	0.98%	583,662	1,047	0.73%

Non-interest-bearing deposits	219,184			164,169
Other liabilities	11,095			3,021
Shareholders' equity	137,083			105,860

Total liabilities and shareholders' equity	$1,198,576			$856,712

Net interest income/interest rate spread (taxable-equivalent basis)		$11,783	4.22%		$8,137	4.07%

Net interest margin (taxable-equivalent basis)			4.45%			4.25%

Ratio of interest-earning assets to interest-bearing liabilities	129.31%			133.04%

Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$11,783	4.42%		$8,137	4.22%
Less:
taxable-equivalent adjustment		79			59

Net Interest Income		$11,704			$8,078

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 13.1% of total assets at March 31, 2018 as compared to 10.46% as of December 31, 2017.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of March 31, 2018, the Company had existing credit lines with other financial institutions to purchase up to $160.1 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $138.3 million of qualifying loans is pledged to the FHLB to secure borrowings. At March 31, 2018, the Company had $59.2 million in FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At March 31, 2018, in addition to FHLB advances, total borrowings consisted of junior subordinated debentures of $12.4 million.

Total deposits were $1.0 billion at March 31, 2018. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 44.4% of total deposits at March 31, 2018. Time deposits of $250,000 or more represented 10.0% of the Company’s total deposits at March 31, 2018. At quarter-end, the Company had $79.0 million in brokered time deposits and $-0- in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions and holding companies were subject to the phase-in of BASEL III requirements starting in the first quarter of 2015. The BASEL III capital ratios profile includes the Common Equity Tier 1 risk-based ratio which does not include limited life components such as trust preferred securities and SBLF preferred stock in this calculation. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 11.24% at March 31, 2018.

As the following table indicates, at March 31, 2018, the Company and the Bank both exceeded minimum regulatory capital requirements as specified below.

	Actual	Minimum
Select Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	12.04%	8.00%
Tier 1 risk-based capital ratio	11.20%	6.00%
Leverage ratio	10.21%	4.00%
Common Equity Tier 1 risk-based capital ratio	10.21%	4.50%

		Regulatory
	Actual	Minimum	Well-Capitalized
Select Bank & Trust	Ratio	Requirement	Requirement

Total risk-based capital ratio	11.69%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.85%	6.00%	8.00%
Leverage ratio	9.89%	4.00%	5.00%
Common Equity Tier 1 risk-based capital ratio	10.85%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of March 31, 2018.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of December 31, 2017.

	December 31, 2017
(Dollars in thousands)	Estimated Change to NII	Estimated Change to EVE

Immediate change in interest rates:
+ 4.0%	11.8%	5.2%
+ 3.0%	9.6	4.6
+ 2.0%	6.8	3.8
+ 1.0%	3.4	2.1
No change	-	-
- 1.0%	(4.6)	(4.5)

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the first quarter of 2018. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter of 2018 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Except as noted in the immediately prior paragraph, there are no material changes from the risk factors set forth under Part II, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the quarter ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced a repurchase program on August 31, 2016, by which management was authorized to repurchase up to 581,518 shares of Company common stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the three months ended March 31, 2018.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Index

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.

2.1	Agreement and Plan of Merger and Reorganization by and among Select Bancorp, Inc., Select Bank & Trust Company, Premara Financial, Inc., and Carolina Premier Bank dated as of July 20, 2017	8-K	2.1	07/26/17	000-50400

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, in XBRL (eXtensible Business Reporting Language)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: May 10, 2018	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: May 10, 2018	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer

