Form 10-Q
period 2018-06-30
SELECT BANCORP, INC.
filed 2018-08-08
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

As of August 1, 2018, the Registrant had outstanding 14,025,187 shares of Common Stock, $1.00 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

SELECT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31,
	(Unaudited)	2017*
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$20,997	$16,554
Interest-earning deposits in other banks	62,498	37,996
Certificates of deposit	1,000	1,500
Federal funds sold	-	6,645
Investment securities available for sale, at fair value	55,733	63,774
Loans held for sale	349	98
Loans	992,885	982,626
Allowance for loan losses	(9,528)	(8,835)
NET LOANS	983,357	973,791

Accrued interest receivable	3,888	3,997
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	3,882	2,490
Other non-marketable securities	876	1,019
Foreclosed real estate	1,497	1,258
Premises and equipment, net	18,141	18,268
Bank owned life insurance	28,772	28,431
Goodwill	24,579	24,904
Core deposit intangible (“CDI”)	2,564	3,101
Assets held for sale	796	846
Other assets	7,802	9,463
TOTAL ASSETS	$1,216,731	$1,194,135
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$236,793	$227,066
Savings	55,906	69,503
Money market and NOW	259,689	250,864
Time	441,096	447,611
TOTAL DEPOSITS	993,484	995,044
Short-term debt	21,071	28,279
Long-term debt	57,372	19,372
Accrued interest payable	528	427
Accrued expenses and other liabilities	3,574	14,898
TOTAL LIABILITIES	1,076,029	1,058,020
Shareholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, $1.00 par value, 25,000,000 shares authorized; 14,024,887 and 14,009,137 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	14,025	14,009
Additional paid-in capital	96,032	95,850
Retained earnings	30,865	25,858
Common stock issued to deferred compensation trust, at cost; 291,964 and 295,231 shares at June 30, 2018 and December 31, 2017, respectively	(2,477)	(2,518)
Directors’ Deferred Compensation Plan Rabbi Trust	2,477	2,518
Accumulated other comprehensive income (loss)	(220)	398
TOTAL SHAREHOLDERS’ EQUITY	140,702	136,115
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,216,731	$1,194,135

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$13,527	$9,024	$26,684	$17,731
Federal funds sold and interest-earning deposits in other banks	307	119	518	207
Investments	353	326	707	656
TOTAL INTEREST INCOME	14,187	9,469	27,909	18,594
INTEREST EXPENSE
Money market, NOW and savings deposits	325	117	639	220
Time deposits	1,489	880	2,843	1,639
Short-term debt	81	63	210	118
Long-term debt	363	137	584	267
TOTAL INTEREST EXPENSE	2,258	1,197	4,276	2,244
NET INTEREST INCOME	11,929	8,272	23,633	16,350
PROVISION FOR LOAN LOSSES	557	1,083	698	889
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,372	7,189	22,935	15,461
NON-INTEREST INCOME
Fees on the sale of mortgages	158	-	184	-
Service charges on deposit accounts	245	216	521	431
Other fees and income	823	562	1,686	1,077
TOTAL NON-INTEREST INCOME	1,226	778	2,391	1,508
NON-INTEREST EXPENSE
Personnel	4,656	3,702	9,397	7,116
Occupancy and equipment	861	492	1,749	1,064
Deposit insurance	213	75	378	147
Professional fees	420	251	690	571
CDI amortization	262	88	537	181
Merger/acquisition related expenses	-	-	1,826	-
Information systems	1,045	534	2,047	1,038
Foreclosed-related expenses	91	(25)	103	(9)
Other	1,054	863	2,159	1,677
TOTAL NON-INTEREST EXPENSE	8,602	5,980	18,886	11,785
INCOME BEFORE INCOME TAX	3,996	1,987	6,440	5,184
INCOME TAXES	886	651	1,433	1,733

NET INCOME	$3,110	$1,336	$5,007	$3,451
NET INCOME PER COMMON SHARE
Basic	$0.22	$0.11	$0.36	$0.30
Diluted	$0.22	$0.11	$0.36	$0.29
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,019,273	11,662,117	14,015,511	11,657,391
Diluted	14,086,671	11,727,110	14,084,288	11,720,841

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)

Net income	$3,110	$1,336	$5,007	$3,451

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	(271)	151	(807)	233
Tax effect	63	(55)	189	(85)
Total	(208)	96	(618)	148

Total comprehensive income	$2,902	$1,432	$4,389	$3,599

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

							Common
							Stock
							Issued		Accumulated
					Additional		to Deferred		Other	Total
	Preferred Stock		Common Stock		paid-in	Retained	Compensation	Deferred	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Trust	Comp Plan	Income (loss)	Equity
Balance at December 31, 2016	-	$-	11,645,413	$11,645	$69,597	$22,673	$(2,340)	$2,340	$358	$104,273
Net income	-	-	-	-	-	3,451	-	-	-	3,451
Other comprehensive income, net	-	-	-	-	-	-	-	-	148	148
Stock option exercises	-	-	17,058	17	85	-	-	-	-	102
Stock based compensation	-	-	-	-	43	-	-	-	-	43
Director equity incentive plan, net	-	-	-	-	-	-	(57)	57	-	-
Balance at June 30, 2017	-	$-	11,662,471	$11,662	$69,725	$26,124	$(2,397)	$2,397	$506	$108,017

Balance at December 31, 2017	-	$-	14,009,137	$14,009	$95,850	$25,858	$(2,518)	$2,518	$398	$136,115
Net income	-	-	-	-	-	5,007	-	-	-	5,007
Other comprehensive loss	-	-	-	-	-	-	-	-	(618)	(618)
Stock option exercises	-	-	15,750	16	93	-	-	-	-	109
Stock based compensation	-	-	-	-	89	-	-	-	-	89
Director equity incentive plan, net	-	-	-	-	-	-	41	(41)	-	-
Balance at June 30, 2018	-	$-	14,024,887	$14,025	$96,032	$30,865	$(2,477)	$2,477	$(220)	$140,702

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,007	$3,451
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	698	889
Depreciation and amortization of premises and equipment	870	575
Amortization and accretion of investment securities	323	282
Amortization of deferred loan fees and costs	(351)	(291)
Amortization of core deposit intangible	537	181
Stock-based compensation	89	43
Accretion on acquired loans	(1,706)	(450)
Amortization of acquisition premium on time deposits	(139)	(161)
Net accretion of acquisition discount on borrowings	(8)	(87)
Increase in cash surrender value of bank owned life insurance	(341)	(283)
Proceeds from loans held for sale	10,306	-
Originations of loans held for sale	(10,374)	-
Gain on sales of loans held for sale	(184)	-
Net (gain) loss on sale and write-downs of foreclosed real estate	53	(61)
Gain on sale of premises and equipment	-	(9)
Write-down on assets held for sale	50	-
Change in assets and liabilities:
Net change in accrued interest receivable	109	122
Net change in other assets	2,175	(514)
Net change in accrued expenses and other liabilities	(11,223)	(121)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,109)	3,566

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	(1,392)	110
Redemption (purchase) of non-marketable security	143	37
Purchase of investment securities available for sale	-	(759)
Maturities of investment securities available for sale	650	3,255
Mortgage-backed securities pay-downs	6,262	2,860
Net change in loans outstanding	(8,585)	(63,323)
Proceeds from sale of foreclosed real estate	86	384
Proceeds from sale of premises and equipment	-	95
Purchases of premises and equipment	(743)	(247)

NET CASH USED BY INVESTING ACTIVITIES	(3,579)	(57,588)

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(1,421)	$60,153
Proceeds from long-term debt	38,000	-
Repayments on short-term debt	(7,200)	(3,444)
Repayments on long-term debt	-	(200)
Proceeds from stock option exercises	109	102

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,488	56,611

NET CHANGE IN CASH AND CASH EQUIVALENTS	21,800	2,589

CASH AND CASH EQUIVALENTS, BEGINNING	62,695	55,714

CASH AND CASH EQUIVALENTS, ENDING	$84,495	$58,303

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,175	$2,224
Taxes	927	1,768

Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	(618)	148
Transfers from loans to foreclosed real estate	378	2,426

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the June 30, 2018 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At June 30, 2018 and 2017 there were 121,300 and 23,300 anti-dilutive options outstanding, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average shares used for basic net income available to common shareholders	14,019,273	11,662,117	14,015,511	11,657,391

Effect of dilutive stock options	67,398	64,993	68,777	63,450

Weighted average shares used for diluted net income available to common shareholders	14,086,671	11,727,110	14,084,288	11,720,841

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

The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company early adopted this pronouncement by retrospective application to each period in which the effect of the change in the tax rate under the 2017 Tax Act is recognized. The impact of the reclassification from other comprehensive income to retained earnings of $67,000 was included in the Statement of Changes in Shareholders’ Equity for the year ended December 31, 2017.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU (i) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminate the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is prohibited except for the presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk which may be adopted early. The guidance did not have a significant impact on the Company's financial position, results of operations or disclosures.

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

In May 2018, the FASB amended the Financial Services—Depository and Lending Topic of the Accounting Standards Codification to remove outdated guidance related to Circular 202. The amendments were effective upon issuance and did not have a material effect on the financial statements.

In June 2018, the FASB amended the Compensation—Stock Compensation Topic of the Accounting Standards Codification. The amendments expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not expect these amendments to have a material effect on its financial statements.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

NOTE D – FAIR VALUE MEASUR SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agency securities, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three and six months ended June 30, 2018. Valuation techniques are consistent with techniques used in prior periods.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

Investment securities available for sale June 30, 2018	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$11,259	$-	$11,259	$-
Mortgage-backed securities - GSE’s	24,778	-	24,778	-

Corporate Bonds	1,792	-	1,792	-

Municipal bonds	17,904	-	17,904	-

Total investment held for sale	$55,733	$-	$55,733	$-

Investment securities available for sale December 31, 2017	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies – GSE's	$13,364	$-	$13,364	$-
Mortgage-backed securities - GSE’s	29,684	-	29,684	-

Corporate Bonds	1,888	-	1,888	-

Municipal bonds	18,838	-	18,838	-

Total investment held for sale	$63,774	$-	$63,774	$-

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310 “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2018 and December 31, 2017, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At June 30, 2018, the discounts to appraised value used are weighted between 3% and 50%. There were no transfers between levels from the prior reporting periods and there have been no changes in valuation techniques for the three months ended June 30, 2018.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at estimated fair value less estimated selling costs. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate is the discount applied to appraised values to account for expected liquidation and selling costs. At June 30, 2018, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three months ended June 30, 2018.

Assets held for sale

During 2015, a branch facility was taken out of service as part of the Company’s branch restructuring plan and reclassified as held for sale. The property is recorded at the remaining book balance of the asset or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, assets held for sale is classified within Level 3 of the hierarchy. The significant unobservable input used is the discount applied to appraised values to account for expected liquidation and selling costs ranged between 1% and 25 % at June 30, 2018. There have been no changes in the valuation techniques for the three months ended June 30, 2018.

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Therefore, loans held for sale is classified within Level 2 of the hierarchy. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. Gains or losses on sales of loans are recognized when control over these assets are surrendered and are included in mortgage banking income in the consolidated statements of operations.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

Asset Category June 30, 2018	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,139	$-	$-	$2,139

Loans held for sale	349	-	349	-

Assets held for sale	796	-	-	796

Foreclosed real estate	1,497	-	-	1,497

Total	$4,781	$-	$349	$4,432

Asset Category December 31, 2017	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$899	$-	$-	$899

Loans held for sale	98	-	98	-

Assets held for sale	846	-	-	846

Foreclosed real estate	1,258	-	-	1,258

Total	$3,101	$-	$98	$3,003

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following table presents the carrying values and estimated fair values of the Company's financial instruments at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets:
Cash and due from banks	$20,997	$20,997	$20,997	$-	$-
Certificates of deposit	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	62,498	62,498	62,498	-	-
Investment securities available for sale	55,733	55,733	-	55,733	-
Loans held for sale	349	349		349	-
Loans, net	983,357	965,859	-	-	965,859
Accrued interest receivable	3,888	3,888	-	3,888	-
Stock in FHLB	3,882	3,882	-	-	3,882
Other non-marketable securities	876	876	-	-	876
Assets held for sale	796	796	-	-	796

Financial liabilities:
Deposits	$993,484	$993,467	$-	$993,467	$-
Short-term debt	21,071	21,071	-	21,071	-
Long-term debt	57,372	54,862	-	54,862	-
Accrued interest payable	528	528	-	528	-

	December 31, 2017
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets:
Cash and due from banks	$16,554	$16,554	$16,554	$-	$-
Certificates of deposits	1,500	1,500	1,500	-	-
Interest-earning deposits in other banks	37,996	37,996	37,996	-	-
Federal funds sold	6,645	6,645	6,645	-	-
Investment securities available for sale	63,774	63,774	-	63,774	-
Loans held for sale	98	98	-	98	-
Loans, net	973,791	972,475	-	-	972,475
Accrued interest receivable	3,997	3,997	-	3,997	-
Stock in the FHLB	2,490	2,490	-	-	2,490
Other non-marketable securities	1,019	1,019	-	-	1,019
Assets held for sale	846	846	-	-	846

Financial liabilities:
Deposits	$995,044	$991,977	$-	$991,977	$-
Short-term debt	28,279	28,279	-	28,279	-
Long-term debt	19,372	14,640	-	14,640	-
Accrued interest payable	427	427	-	427	-

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E - INVESTMENT SECURITIES

The amortized cost and fair value of AFS investments, with gross unrealized gains and losses, follow:

	June 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$11,384	$19	$(144)	$11,259
Mortgage-backed securities – GSE’s	25,069	81	(372)	24,778
Corporate bonds	1,776	24	(8)	1,792
Municipal bonds	17,790	135	(21)	17,904

	$56,019	$259	$(545)	$55,733

As of June 30, 2018 accumulated other comprehensive income included net unrealized losses totaling $286,000. Deferred tax assets resulting from these net unrealized losses totaled $66,000.

The amortized cost and fair value of AFS investments, with gross unrealized gains and losses, follow:

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E - INVESTMENT SECURITIES (continued)

The scheduled maturities of securities available for sale, with gross unrealized gains and losses, were as follows:

	June 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
Within 1 year	$2,337	$21	$-	$2,358
After 1 year but within 5 years	37,703	118	(466)	37,355
After 5 years but within 10 years	7,004	47	(60)	6,991
After 10 years	8,975	73	(19)	9,029

	$56,019	$259	$(545)	$55,733

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
Within 1 year	$975	$5	$-	$980
After 1 year but within 5 years	45,418	406	(125)	45,699
After 5 years but within 10 years	7,823	81	(14)	7,890
After 10 years	9,037	168	-	9,205

	$63,253	$660	$(139)	$63,774

Securities with a carrying value of $12.0 million and $7.5 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

None of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations. The Company has the intent and ability to hold these securities to recovery. No other than temporary impairments were identified for these investments having unrealized losses for the periods ended June 30, 2018 and December 31, 2017. The Company has not had any securities sales for the first six months of 2018 or 2017.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E - INVESTMENT SECURITIES (continued)

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017.

	June 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies-GSE’s	$6,662	$(97)	$1,265	$(47)	$7,927	$(144)
Mortgage-backed securities-GSE’s	17,693	(310)	2,425	(62)	20,118	(372)
Corporate bonds	754	(8)	-	-	754	(8)
Municipal bonds	3,763	(21)	-	-	3,763	(21)

Total temporarily impaired securities	$28,872	$(436)	$3,690	$(109)	$32,562	$(545)

At June 30, 2018, the Company had three securities with an unrealized loss for more than twelve months of $109,000. Eleven U.S. government agency GSE’s and twenty-seven mortgage-backed GSE’s, one corporate bond and eight municipal bonds had unrealized losses for less than twelve months totaling $436,000 at June 30, 2018. All unrealized losses are attributable to the general trend of interest rates. There were no sales of investment securities during the first half of 2018.

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$1,651	$(9)	$1,415	$(16)	$3,066	$(25)
Mortgage-backed securities - GSE’s	8,137	(55)	2,449	(45)	10,586	(100)
Corporate bonds	1,752	(14)	-	-	1,752	(14)
Municipal bonds	1,101	-	-	-	1,101	-
Total temporarily impaired securities	$12,641	$(78)	$3,864	$(61)	$16,505	$(139)

At December 31, 2017, the Company had two mortgage-backed GSE’s and two U.S Government agencies – GSE’s with an aggregate unrealized loss for twelve or more consecutive months of $61,000. The Company had 16 securities with a loss for twelve months or less. Two U.S. government agency GSE’s, three municipals, two corporates and nine mortgage-backed GSE’s had unrealized losses for less than twelve months totaling $78,000 at December 31, 2017. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities. The Company did not incur a loss on any securities sold during 2017.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS

Following is a summary of the composition of the Company’s loan portfolio at June 30, 2018 and December 31, 2017:

	June 30,		December 31,
	2018		2017
		Percent		Percent
	Amount	of total	Amount	of total
	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$158,453	15.96%	$156,901	15.97%
Commercial real estate	428,900	43.20%	403,100	41.02%
Multi-family residential	63,002	6.34%	76,983	7.83%
Construction	178,098	17.94%	177,933	18.11%
Home equity lines of credit (“HELOC”)	51,149	5.15%	52,606	5.35%

Total real estate loans	879,602	88.59%	867,523	88.28%

Other loans:
Commercial and industrial	102,237	10.30%	106,164	10.80%
Loans to individuals	12,551	1.26%	10,097	1.04%
Overdrafts	91	0.01%	147	0.01%
Total other loans	114,879	11.57%	116,408	11.85%

Gross loans	994,481		983,931
Less deferred loan origination fees, net	(1,596)	(0.16)%	(1,305)	(0.13)%
Total loans	992,885	100.00%	982,626	100.00%

Allowance for loan losses	(9,528)		(8,835)

Total loans, net	$983,357		$973,791

For PCI loans acquired from Legacy Select, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of June 30, 2018 and December 31, 2017 were:

(dollars in thousands)	June 30, 2018	December 31, 2017

Contractually required payments	$27,355	$29,285
Nonaccretable difference	2,493	2,717
Cash flows expected to be collected	24,862	26,568
Accretable yield	3,102	3,307
Carrying value	$21,760	$23,261

Loans are primarily secured by real estate located in eastern and central North Carolina and northwestern South Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

At June 30, 2018, the Company had pre-approved but unused lines of credit for customers totaling $172.9 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

A floating lien of $138.0 million of loans was pledged to the FHLB to secure borrowings at June 30, 2018.

The following tables present an age analysis of past due loans, segregated by class of loans as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018
	30+	90+	Non-	Total
	Days	Days	Accrual	Past		Total
	Past Due	Accruing	Loans	Due	Current	Loans
	(dollars in thousands)

Commercial and industrial	$1,527	$814	$2,289	$4,630	$97,607	$102,237
Construction	233	373	401	1,007	177,091	178,098
Multi-family residential	-	-	-	-	63,002	63,002
Commercial real estate	1,804	-	986	2,790	426,110	428,900
Loans to individuals & overdrafts	28	-	4	32	12,610	12,642
1-to-4 family residential	1,441	707	355	2,503	155,950	158,453
HELOC	70	-	522	592	50,557	51,149
Deferred loan (fees) cost, net	-	-	-	-	-	(1,596)

	$5,103	$1,894	$4,557	$11,554	$982,927	$992,885

	December 31, 2017
	30+	90+	Non-	Total
	Days	Days	Accrual	Past		Total
	Past Due	Accruing	Loans	Due	Current	Loans
	(dollars in thousands)

Commercial and industrial	$215	$396	$96	$707	$105,457	$106,164
Construction	27	359	384	770	177,163	177,933
Multi-family residential	30	-	-	30	76,953	76,983
Commercial real estate	1,464	-	528	1,992	401,108	403,100
Loans to individuals & overdrafts	22	-	7	29	10,215	10,244
1-to-4 family residential	2,824	721	771	4,316	152,585	156,901
HELOC	103	-	329	432	52,174	52,606
Deferred loan (fees) cost, net	-	-	-	-	-	(1,305)

	$4,685	$1,476	$2,115	$8,276	$975,655	$982,626

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Impaired Loans

The following tables present information on loans, excluding PCI loans and loans evaluated collectively as a homogeneous group that were considered to be impaired as of June 30, 2018 and December 31, 2017:

				Three months ended		Six months ended
	As of June 30, 2018			June 30, 2018		June 30, 2018
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
				(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,462	$3,835	$-	$3,031	$57	$2,447	$130
Construction	375	481	-	377	1	380	2
Commercial real estate	5,571	6,774	-	5,226	94	4,999	155
Loans to individuals & overdrafts	-	-	-	-	-	-	-
Multi-family residential	225	225	-	228	3	230	6
1-to-4 family residential	693	1,066	-	806	(16)	989	25
HELOC	577	965	-	870	12	800	31
Subtotal:	9,903	13,346	-	10,538	151	9,845	349
With an allowance recorded:
Commercial and industrial	140	140	47	141	1	141	1
Construction	26	26	14	26	-	13	-
Commercial real estate	-	-	-	-	-	-	-
Loans to individuals & overdrafts	4	4	4	2	-	2	-
Multi-family residential	-	-	-	-	-	-	-
1-to-4 family residential	148	155	12	149	2	175	7
HELOC	70	70	21	35	1	52	1
Subtotal:	388	395	98	353	4	383	9
Totals:
Commercial	8,799	11,481	61	9,029	156	8,210	294
Consumer	4	4	4	2	-	2	-
Residential	1,488	2,256	33	1,860	(1)	2,016	64
Grand Total:	$10,291	$13,741	$98	$10,891	$155	$10,228	$358

Impaired loans at June 30, 2018 were approximately $10.3 million and were composed of $4.6 million in nonaccrual loans and $5.7 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $388,000 in impaired loans had specific allowances provided for them while the remaining $9.9 million had no specific allowances recorded at June 30, 2018. Of the $9.9 million with no allowance recorded, $642,000 of those loans have had partial charge-offs recorded.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Impaired Loans (continued)

				Three months ended		Six months ended
	As of December 31, 2017			June 30, 2017		June 30, 2017
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
				(In thousands)
With no related allowance recorded:
Commercial and industrial	$940	$1,234	$-	$1,077	$21	$1,119	$40
Construction	385	490	-	169	1	198	5
Commercial real estate	4,428	5,606	-	3,958	54	4,019	113
Loans to individuals & overdrafts	1	1	-	-	-	-	-
Multi-family residential	234	234	-	48	-	197	-
1-to-4 family residential	1,077	1,209	-	1,022	20	1,111	33
HELOC	602	926	-	654	12	844	22
Subtotal:	7,667	9,700	-	6,928	108	7,488	213
With an allowance recorded:
Commercial and industrial	142	142	50	-	-	1	-
Construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	1,429	10	1,563	20
Loans to individuals & overdrafts	-	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-
1-to-4 family residential	-	-	-	302	5	298	11
HELOC	202	202	11	16	-	33	-
Subtotal:	344	344	61	1,747	15	1,895	31
Totals:
Commercial	6,129	7,706	50	6,681	86	7,097	178
Consumer	1	1	-	-	-	-	-
Residential	1,881	2,337	11	1,994	37	2,286	66
Grand Total:	$8,011	$10,044	$61	$8,675	$123	$9,383	$244

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30, 2018			Six months ended June 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
			(Dollars in thousands)
Extended payment terms:
1-to-4 family residential	1	$408	$403	1	$408	$403
Commercial real estate	2	892	817	2	892	817
Commercial & industrial	2	533	510	6	1,579	1,555

Total	5	$1,833	$1,730	9	$2,879	$2,775

	Three months ended June 30, 2017			Six months ended June 30, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
	(Dollars in thousands)
Extended payment terms:
1-to-4 family residential	1	$17	$17	1	$17	$17
Commercial & industrial	1	44	44	1	44	44

Total	2	$61	$61	2	$61	$61

Loans may be considered troubled debt restructurings for reasons other than below market interest rates, extended payment terms or forgiveness of principal.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default during that period together with concessions made by loan class during the twelve month period ended June 30, 2018 and 2017:

	Twelve months ended		Twelve months ended
	June 30, 2018		June 30, 2017
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
		(Dollars in thousands)
Extended payment terms:
Commercial & industrial	6	$1,544	2	$927
Commercial real estate	1	384	-	-
1-to-4 family residential	2	470	1	77
Total	9	$2,398	3	$1,004

At June 30, 2018, the Bank had forty-three loans with an aggregate balance of $8.3 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-six loans with a balance totaling $5.6 million were still accruing as of June 30, 2018. The remaining TDRs with balances totaling $2.7 million as of June 30, 2018 were in non-accrual status.

At June 30, 2017, the Bank had thirty-two loans with an aggregate balance of $4.7 million that were considered to be troubled debt restructurings. Of those TDRs, seventeen loans with a balance totaling $3.2 million were still accruing as of June 30, 2017. The remaining TDRs with balances totaling $1.5 million as of June 30, 2017 were in non-accrual status.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of June 30, 2018 and December 31, 2017, respectively:

Total loans:

June 30, 2018
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
		(dollars in thousands)

Superior	$1,347	$-	$-	$-
Very good	1,657	138	1,227	-
Good	13,772	11,840	57,922	5,475
Acceptable	38,592	43,219	246,499	38,768
Acceptable with care	38,502	121,370	115,438	18,218
Special mention	2,413	757	4,365	316
Substandard	5,954	774	3,449	225
Doubtful	-	-	-	-
Loss	-	-	-	-
	$102,237	$178,098	$428,900	$63,002

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$152,353	$49,918
Special mention	2,381	247
Substandard	3,719	984
	$158,453	$51,149

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$12,521
Non –pass	121
$12,642

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
$10,244

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Determining the fair value of Purchased Credit Impaired (“PCI”) loans at acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected to be collected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for credit losses from the acquired companies.

The following table documents changes to the amount of the accretable yield on PCI loans for the three and six months ended June 30, 2018 and 2017:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Accretable yield, beginning of period	$3,040	$2,465	$3,307	$2,626
Accretion	(348)	(260)	(702)	(520)
Reclassification from (to) nonaccretable difference	78	72	63	79
Other changes, net	332	3	434	95
Accretable yield, end of period	$3,102	$2,280	$3,102	$2,280

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and six month periods ended June 30, 2018, respectively:

	Three months ended June 30, 2018
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$729	$1,686	$3,590	$1,275	$645	$125	$697	$8,747
Provision for loan losses	37	82	330	137	(16)	200	(109)	661
Loans charged-off	-	-	-	-	(13)	(13)	-	(26)
Recoveries	15	-	6	9	2	8	-	40
Balance, end of period	$781	$1,768	$3,926	$1,421	$618	$320	$588	$9,422

PCI Loans
Balance, beginning of period	$144	$-	$66	$-	$-	$-	$-	$210
Provision for loan losses	(90)	-	(14)	-	-	-	-	(104)
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$54	$-	$52	$-	$-	$-	$-	$106

Total Loans
Balance, beginning of period	$873	$1,686	$3,656	$1,275	$645	$125	$697	$8,957
Provision for loan losses	(53)	82	316	137	(16)	200	(109)	557
Loans charged-off	-	-	-	-	(13)	(13)	-	(26)
Recoveries	15	-	6	9	2	8	-	40
Balance, end of period	$835	$1,768	$3,978	$1,421	$618	$320	$588	$9,528

Ending Balance: individually evaluated for impairment	$47	$14	$-	$12	$21	$4	$-	$98
Ending Balance: collectively evaluated for impairment	$788	$1,754	$3,978	$1,409	$597	$316	$588	$9,430

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$98,078	$176,956	$414,666	$149,664	$50,452	$12,576	$61,753	$964,145
Ending Balance: collectively evaluated for impairment PCI loans	$1,557	$741	$8,663	$7,948	$50	$62	$1,024	$20,045
Ending Balance: individually evaluated for impairment	$2,602	$401	$5,571	$841	$647	$4	$225	$10,291
Ending Balance	$102,237	$178,098	$428,900	$158,453	$51,149	$12,642	$63,002	$994,481

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2018
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$742	$1,955	$3,304	$1,058	$549	$305	$791	$8,704
Provision for loan losses	27	(193)	612	345	109	26	(203)	723
Loans charged-off	(9)	-	-	-	(48)	(28)	-	(85)
Recoveries	21	6	10	18	8	17	-	80
Balance, end of period	$781	$1,768	$3,926	$1,421	$618	$320	$588	$9,422

PCI Loans
Balance, beginning of period	$65	$-	$66	$-	$-	$-	$-	$131
Provision for loan losses	(11)	-	(14)	-	-	-	-	(25)
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$54	$-	$52	$-	$-	$-	$-	$106

Total Loans
Balance, beginning of period	$807	$1,955	$3,370	$1,058	$549	$305	$791	$8,835
Provision for loan losses	16	(193)	598	345	109	26	(203)	698
Loans charged-off	(9)	-	-	-	(48)	(28)	-	(85)
Recoveries	21	6	10	18	8	17	-	80
Balance, end of period	$835	$1,768	$3,978	$1,421	$618	$320	$588	$9,528

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and six month periods ended June 30, 2017, respectively:

	Three months ended June 30, 2017
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$958	$1,177	$3,169	$770	$589	$465	$583	$7,711
Provision for loan losses	(119)	111	1,110	143	(28)	(294)	149	1,072
Loans charged-off	(35)	-	(373)	-	-	(34)	-	(442)
Recoveries	91	4	7	10	2	5	-	119
Balance, end of period	$895	$1,292	$3,913	$923	$563	$142	$732	$8,460

PCI Loans
Balance, beginning of period	$5	$-	$294	$-	$12	$-	$-	$311
Provision for loan losses	(5)	-	12	16	(12)	-	-	11
Loans charged-off	-	-	(294)	-	-	-	-	(294)
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$12	$16	$-	$-	$-	$28

Total Loans
Balance, beginning of period	$963	$1,177	$3,463	$770	$601	$465	$583	$8,022
Provision for loan losses	(124)	111	1,122	159	(40)	(294)	149	1,083
Loans charged-off	(35)	-	(667)	-	-	(34)	-	(736)
Recoveries	91	4	7	10	2	5	-	119
Balance, end of period	$895	$1,292	$3,925	$939	$563	$142	$732	$8,488

Ending Balance: individually evaluated for impairment	$-	$-	$12	$16	$-	$-	$-	$28
Ending Balance: collectively evaluated for impairment	$895	$1,292	$3,913	$923	$563	$142	$732	$8,460

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$87,122	$125,207	$285,314	$95,242	$41,431	$10,315	$70,268	$714,899
Ending Balance: collectively evaluated for impairment PCI loans	$31	$894	$7,788	$6,880	$193	$107	$750	$16,643
Ending Balance: individually evaluated for impairment	$1,053	$164	$4,304	$1,522	$681	$-	$48	$7,772
Ending Balance	$88,206	$126,265	$297,406	$103,644	$42,305	$10,422	$71,066	$739,314

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. Gains or losses on sales of loans are recognized when control over these assets are surrendered and are included in mortgage banking income in the consolidated statements of operations.

NOTE H – REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note C Recent Accounting Pronouncements, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE H – REVENUE RECOGNITION (continued)

Other Fees and Income

Other fees and income primarily consist of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income primarily consists of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Other fees and income also includes other recurring revenue streams such as safety deposit box rental fees and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2018 and 2017.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Service Charges on Deposit Accounts	$245	$216	$521	$413
Other	364	343	771	609
Noninterest Income (in-scope of Topic 606)	609	559	1,292	1,040
Noninterest Income (out-of-scope of Topic 606)	617	219	1,099	468

Total Non-interest Income	$1,226	$778	$2,391	$1,508

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

NOTE I – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned during the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2018	2017
	(dollars in thousands)

Beginning balance January 1	$1,258	$599
Sales	(86)	(384)
Write-downs and gains/(losses) on sales	(53)	61
Transfers	378	2,426
Ending balance	$1,497	$2,702

At June 30, 2018 and December 31, 2017, the Company had $1.5 million and $1.3 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure totaled $135,000 at June 30, 2018. At December 31, 2017, the Company had no such loans.

Note J – Business Combinations

On July 20, 2017, the Company executed a merger agreement with Premara Financial, Inc. (“Premara”), a bank holding company headquartered in Charlotte, North Carolina, whose wholly owned subsidiary, Carolina Premier Bank, was a North Carolina state-chartered commercial bank. On December 15, 2017, the Company completed its previously announced acquisition of Premara and pursuant to the terms of the merger agreement, Premara was merged with and into the Company, followed immediately by the merger of Carolina Premier Bank with and into the Bank. Carolina Premier had approximately $279.6 million in assets as of the merger date, December 15, 2017. The merger expanded the Bank’s North Carolina presence with a branch in Charlotte and marked the Bank’s initial entry into South Carolina with the acquisition of branches in Rock Hill, Blacksburg and Six Mile, South Carolina.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Note J – Business Combinations (continued)

Premara had 3,179,808 shares of common stock outstanding as of the merger closing date. Under the terms of the merger agreement, 948,080 shares of Premara common stock (equivalent to 30% of Premara’s outstanding shares of common stock as of the date of the merger agreement) were converted to the $12.65 per share cash merger consideration, for aggregate cash consideration of $11,993,212 (exclusive of cash paid-in-lieu of fractional shares) which was paid out subsequent to December 31, 2017. Pursuant to the merger agreement, each warrant or stock option to acquire shares of Premara common stock issued and outstanding as of the effective time of the merger was converted into the right to receive from the Company a cash payment equal to $12.65 less the exercise price of such warrant or option, as applicable and paid out prior to year-end. The remaining 2,231,728 Premara common shares were converted into stock consideration at the merger exchange ratio of 1.0463 shares of Company common stock for each share of Premara common stock, resulting in the issuance of 2,334,999 new shares of Company common stock. The transaction was valued at approximately $40.6 million in the aggregate based on 3,179,808 shares of Premara common stock outstanding on December 15, 2017. The shares of Premara common stock converted to the Company’s common stock are valued at $12.14 per share, the low price of Select common stock on December 15, 2017.

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

Goodwill recorded for Premara represents future revenues to be derived from the existing customer base, including efficiencies that will result from combining operations. During the first quarter of 2018, goodwill decreased by $325,000 due to adjustments to liabilities assumed and the tax re-measurement associated with the completion of the final short-year tax return. Merger-related expenses in the first quarter of 2018 totaled $1.8 million which were recorded as noninterest expense as incurred.

The following tables reflect the pro forma total net interest income, noninterest income and net income for the six months ended June 30, 2017 as though the acquisition of Premara had taken place on January 1, 2017 and actual amounts for the six months ended June 30, 2018. The pro forma results have not been adjusted to remove non-recurring acquisition-related expenses, and are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on January 1, 2017, nor of future results of operations.

	Six Months Ended June 30
	2018	2017
	(dollars in thousands, except per share)
Net interest income	$23,633	$22,422
Non-interest income	2,391	2,358
Net income available to common shareholders	5,007	4,728

Earnings per share, basic	$0.36	$0.34
Earnings per share, diluted	$0.36	$0.34

Weighted average common shares outstanding, basic	14,015,511	13,992,390
Weighted average common shares outstanding, diluted	14,084,226	14,055,840

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE K – SUBSEQUENT EVENTS

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

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small- to medium-sized businesses located in Harnett, Brunswick, New Hanover, Carteret, Cumberland, Johnston, Pitt, Robeson, Sampson, Wake, Pasquotank, Martin, Alamance, and Wayne counties in North Carolina and York, Pickens and Cherokee counties in South Carolina. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking accounts, savings accounts and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

The Company was formerly known as New Century Bancorp, Inc. On July 25, 2014 New Century Bancorp, Inc. acquired Select Bancorp, Inc. (“Legacy Select”) by merger. The combined company is now known as Select Bancorp, Inc., which we refer to in this report as the Company. Legacy Select was a bank holding company headquartered in Greenville, North Carolina, whose wholly owned subsidiary, Select Bank & Trust Company, was a state-chartered commercial bank with approximately $276.9 million in assets. The merger expanded the Company’s North Carolina presence with the addition of six branches located in Greenville (two), Elizabeth City, Washington, Gibsonville, and Burlington. During 2015, the Gibsonville and Burlington branches were combined into a new location in Burlington. On December 15, 2017, the Company acquired Premara Financial, Inc. (“Premara”) and its banking subsidiary Carolina Premier Bank (“Carolina Premier”) located in Charlotte, North Carolina and the cities of Rock Hill, Blacksburg and Six Mile, South Carolina. Under the terms of that acquisition, Premara was merged with and into the Company, Carolina Premier was merged with and into the Bank, and shareholders of Premara received 1.0463 shares of the Company’s common stock or $12.65 in cash for each outstanding share of Premara common stock, with approximately 70% of such shares being exchanged for shares of the Company’s common stock and 30% being exchanged for cash.

We closed our branch located at 6390 Ramsey Street, Fayetteville, North Carolina and transferred accounts to our Fayetteville branch located at 2818 Raeford Road during September 2015. The property that housed our former Ramsey Street branch is included in assets held for sale on the consolidated balance sheet as of June 30, 2018.

Comparison of Financial Condition at

June 30, 2018 and December 31, 2017

During the first six months of 2018, total assets increased by $22.6 million to $1.2 billion as of June 30, 2018. The increase in assets was due primarily to loan growth funded by deposits in other banks and borrowings. Earning assets at June 30, 2018 totaled $1.1 billion and consisted of $983.4 million in net loans, $55.7 million in investment securities, $63.5 million in overnight investments and interest-bearing deposits in other banks and $4.8 million in non-marketable equity securities, of which $3.9 million is FHLB stock. Total deposits and shareholders’ equity at the end of the second quarter of 2018 were $993.5 million and $140.7 million, respectively.

Since the end of 2017, gross loans have increased by $10.3 million to $992.9 million as of June 30, 2018. At June 30, 2018, gross loans consisted of $102.2 million in commercial and industrial loans, $428.9 million in commercial real estate loans, $63.0 million in multi-family residential loans, $12.6 million in loans to individuals, $158.5 million in 1-to-4 family residential real estate loans, $51.1 million in HELOCs, and $178.1 million in construction loans. Deferred loan fees, net of costs, on these loans were $1.6 million at June 30, 2018.

At June 30, 2018, there were no federal funds sold compared to $6.6 million, at December 31, 2017. At June 30, 2018 and December 31, 2017 there were no repurchase agreements. Interest-earning deposits in other banks were $62.5 million at June 30, 2018, an increase of $24.5 million from December 31, 2017. The Company’s investment securities at June 30, 2018 were $55.7 million, a decrease of $8.0 million from December 31, 2017. The Company decreased the size of its investment securities portfolio during the first six months of 2018 in order to provide funding for higher yielding loans. The investment portfolio as of June 30, 2018 consisted of $11.3 million in government agency debt securities, $24.8 million in mortgage-backed securities, $1.8 million in corporate bonds and $17.9 million in municipal securities. The net unrealized loss on these securities was $286,000.

At June 30, 2018, the Company had an investment of $3.9 million in FHLB stock, which increased from $2.5 million at December 31, 2017. Also, the Company had $876,000 in other non-marketable securities at June 30, 2018, which decreased by $143,000 from December, 31, 2017.

At June 30, 2018, non-earning assets were $109.0 million, an increase of $2.2 million from $106.8 million as of December 31, 2017. Non-earning assets included $21.0 million in cash and due from banks, bank premises and equipment of $18.1 million, goodwill of $24.6 million, core deposit intangible of $2.6 million, accrued interest receivable of $3.9 million, foreclosed real estate of $1.5 million, $28.8 million in bank owned life insurance (“BOLI”), $796,000 of assets held for sale, and other assets of $7.8 million which included $4.6 million in deferred tax assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets.

Total deposits at June 30, 2018 were $993.5 million and consisted of $236.8 million in non-interest-bearing demand deposits, $259.7 million in money market and NOW accounts, $55.9 million in savings accounts, and $441.1 million in time deposits. Total deposits decreased by $1.6 million from $995.0 million as of December 31, 2017, due primarily to a decrease in savings deposits as a result of customers moving funds into higher yielding deposit products. The Bank had no brokered demand deposits and $71.9 million in brokered time deposits as of June 30, 2018.

As of June 30, 2018, the Company had $21.1 million of short-term debt (of which none was repurchase agreements with local customers), $57.4 million of long-term debt, of which $45.0 million are FHLB borrowings and $12.4 million in junior subordinated debentures. The increase in long-term debt was implemented as an interest rate sensitivity measure in the upward interest environment.

Total shareholders’ equity at June 30, 2018 was $140.7 million, an increase of $4.6 million from $136.1 million as of December 31, 2017. This increase is primarily due to year to date earnings of $5.0 million. Accumulated other comprehensive income relating to available for sale securities decreased $618,000 during the six months ended June 30, 2018 due to the increase in interest rates. Other changes in shareholders’ equity included increases of $89,000 in stock-based compensation and $109,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At June 30, 2018, the Company had $5.1 million in loans that were 30 to 89 days past due. This represented 0.51% of gross loans outstanding on that date. This is an increase from December 31, 2017 when there were $4.7 million in loans that were 30-89 days past due or 0.48% of gross loans outstanding. Non-accrual loans increased from $2.1 million at December 31, 2017 to $4.6 million at June 30, 2018. Past dues have increased due to non-timely payments from customers and nonaccruals increased primarily as a result of deterioration on loans.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans increased from 0.71% at December 31, 2017 to 1.02% at June 30, 2018. The Company had an increase of $2.4 million in non-accruals from $2.1 million at December 31, 2017 and an increase in accruing troubled debt restructurings from $4.9 million at December 31, 2017 to $5.6 million as of June 30, 2018. Of the non-accrual loans as of June 30, 2018, seven commercial real estate loans totaled $986,000, five construction loans totaled $401,000, four commercial loans totaled $1.3 million, seven HELOC loans totaled $522,000, four agricultural loans totaled $1.0 million, fourteen 1-to-4 family residential loans totaled $355,000 and one consumer loan made up the remaining balance.

At June 30, 2018, the Company had forty-three loans totaling $8.3 million that were considered to be troubled debt restructurings. Twenty-six of these loans totaling $5.6 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Non-accrual loans	$4,557	$2,115
Accruing TDRs	5,561	4,863
Total non-performing loans	10,118	6,978
Foreclosed real estate	1,497	1,258
Total non-performing assets	$11,615	$8,236

Accruing loans past due 90 days or more	$1,894	$1,476
Allowance for loan losses	$9,528	$8,835

Non-performing loans to period end loans	1.02%	0.71%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.21%	0.86%
Allowance for loans losses to period end loans	0.96%	0.90%
Allowance for loan losses to non-performing loans	94%	127%
Allowance for loan losses to non-performing assets	82%	107%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	71%	91%
Non-performing assets to total assets	0.95%	0.69%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.11%	0.81%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at June 30, 2018 and December 31, 2017 were $11.6 million and $8.2 million, respectively. The allowance for loan losses at June 30, 2018 represented 82% of non-performing assets compared to 107% at December 31, 2017.

Total impaired loans at June 30, 2018 were $10.3 million. This includes $4.6 million in loans that were classified as impaired because they were in non-accrual status and $5.7 million in loans that were determined to be impaired for other reasons. Of these loans, $388,000 required a specific reserve of $98,000 at June 30, 2018.

Total impaired loans at December 31, 2017 were $8.0 million. This includes $2.1 million in loans that were classified as impaired because they were in non-accrual status and $5.9 million in loans that were determined to be impaired for other reasons. Of these loans, $344,000 required a specific reserve of $61,000 at December 31, 2017.

The allowance for loan losses was $9.5 million at June 30, 2018 or 0.96% of gross loans outstanding as compared to 0.90% reported as a percentage of gross loans at December 31, 2017. This increase resulted primarily from changes in loans requiring a specific reserve plus qualitative factors related to interest rates and economic performance indicators. The Legacy Select loans and Carolina Premier loans were recorded at estimated fair value as of the acquisition date and the related credit risk is reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of the allowance for loan losses to gross loans. The allowance for loan losses at June 30, 2018 represented 94% of non-performing loans compared to 127% at December 31, 2017. It is management’s assessment that the allowance for loan losses as of June 30, 2018 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	June 30, 2018
(dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total

Time deposits	$315,441	$107,410	$18,245	$-	$441,096
Short-term borrowings	21,071	-	-	-	21,071
Long-term debt	-	20,000	25,000	12,372	57,372
Operating leases	1,200	1,691	1,130	133	4,154
Total contractual obligations	$337,712	$129,101	$44,375	$12,505	$523,693

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

At June 30, 2018 and December 31, 2017, the Company had $16.4 million and $24.6 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At June 30, 2018 and December 31, 2017, the Company had $10.4 million and $13.8 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 20.9% and 31.2% of total risk-based capital as of June 30, 2018 and December 31, 2017, which is less than the 100% maximum allowed. These loans may present more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by various factors such as lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At June 30, 2018 the Company had five product type groups which exceeded this guideline; Real Estate Construction – Speculative and Presold, which represented 41% of risk-based capital, or $52.6 million, 1-4 Family Rental, which represented 48%, or $61.7 million, Office Building which represented 52% of risk-based capital or $66.8 million, Real Estate Construction spec & presold, which represents 42% or $54.4 million and Multifamily Residential, which represented 50% of risk-based capital, or $64.4 million. All other commercial real estate groups were at or below the 40% threshold. At December 31, 2017, the Company exceeded the 40% guideline in five product types. The 1-to-4 Family Residential Rental category represented 52% of Risk-Based Capital or $64.4 million, Real Estate Commercial Construction represented 51% of Risk-Based Capital or $62.3 million, Real Estate Construction Spec & Presold represented 42% or $51.6 million, Office Building category represented 56% or $68.8 million, and the Multi-family Residential category represented 61% of Risk-Based Capital or $74.6 million. All other commercial real estate product types were under the 40% threshold.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of June 30, 2018 and December 31, 2017.

Acquisition, Development and Construction Loans

(dollars in thousands)

	June 30, 2018			December 31, 2017
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total

Total ADC loans	$153,363	$24,735	$178,098	$149,856	$28,077	$177,933

Average Loan Size	$267	$339		$262	$265

Percentage of total loans	15.45%	2.49%	17.94%	15.25%	2.86%	18.11%

Non-accrual loans	$1,039	$-	$1,039	$384	$-	$384

Management closely monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at June 30, 2018 and December 31, 2017.

	June 30, 2018				December 31, 2017
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(dollars in thousands)

Harnett County	$6,059	3.40%	$5,528	10.81%	$5,076	2.85%	$5,365	10.20%
Alamance County	2,079	1.17%	1,266	2.47%	1,727	0.97%	1,075	2.04%
Beaufort County	900	0.51%	1,243	2.43%	147	0.08%	1,649	3.13%
Brunswick County	9,254	5.20%	1,621	3.17%	8,509	4.78%	1,696	3.22%
Carteret County	3,140	1.76%	2,731	5.34%	3,279	1.84%	2,795	5.31%
Cherokee County	13	0.01%	53	0.10%	-	-%	59	0.11%
Craven County	1,085	0.61%	443	0.87%	923	0.52%	578	1.10%
Cumberland County	20,275	11.38%	3,425	6.70%	23,105	12.99%	4,196	7.98%
Mecklenburg County	21,053	11.82%	3,366	6.58%	10,826	6.08%	3,249	6.18%
New Hanover County	20,566	11.55%	2,830	5.53%	19,445	10.93%	2,136	4.06%
Pasquotank County	960	0.54%	1,538	3.01%	1,115	0.63%	1,730	3.29%
Pickens County	-	-%	99	0.19%	-	-%	72	0.14%
Pitt County	16,096	9.04%	6,827	13.35%	17,421	9.79%	6,727	12.79%
Robeson County	1,237	0.70%	3,712	7.26%	837	0.47%	3,606	6.85%
Sampson County	25	0.01%	1,996	3.90%	26	0.01%	1,694	3.22%
Wake County	18,811	10.56%	1,701	3.32%	25,785	14.49%	1,281	2.44%
Wayne County	3,286	1.84%	3,471	6.79%	10,475	5.89%	4,185	7.96%
Wilson County	158	0.09%	67	0.13%	85	0.05%	71	0.13%
York County	525	0.29%	973	1.90%	408	0.23%	1,454	2.76%
All other locations	52,576	29.52%	8,259	16.15%	48,744	27.40%	8,988	17.09%

Total	$178,098	100.00%	$51,149	100.00%	$177,933	100.00%	$52,606	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At June 30, 2018, the Company had $201.6 million in loans that had terms permitting interest only payments. This represented 20.3% of the total loan portfolio. At December 31, 2017, the Company had $291.8 million in loans that had terms permitting interest-only payments. This represented 29.7% of the total loan portfolio. Recognizing the risk inherent with interest-only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest-only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $68.6 million, or 6.9% of total loans, at June 30, 2018 compared to $66.7 million, or 6.8% of total loans, at December 31, 2017. The Company’s ten largest customer relationships totaled $101.0 million, or 10.2% of total loans, at June 30, 2018 compared to $90.0 million, or 9.2% of total loans, at December 31, 2017. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three Months Ended June 30, 2018 and 2017

General. During the second quarter of 2018, the Company had net income of $3.1 million as compared with net income of $1.3 million for the second quarter of 2017. Net income per common share for the second quarter of 2018 was $0.22, basic and diluted, compared with net income per common share of $0.11, basic and diluted, for the second quarter of 2017. Results of operations for the second quarter of 2018 were primarily impacted by an increase of $3.7 million in net interest income, and an increase in non-interest expenses of $2.6 million and a decrease in the provision for loan losses of $526,000. Non-interest expenses increased $2.6 million which was primarily related to increased personnel expense of $954,000, occupancy expense of $369,000, deposit insurance expense of $138,000, professional fees of $169,000, information systems expense of $511,000 and, core deposit intangible amortization of $174,000 and other associated expenses of $191,000. The Company recorded a provision for loan losses of $557,000 for the second quarter of 2018 compared to $1.1 million in the second quarter of 2017. Net interest margin of 4.41% in the second quarter of 2018 increased 23 basis points from the same period in 2017 resulting from the accretion of the credit mark associated with the acquired loan portfolio.

Net Interest Income. Net interest income increased to $11.9 million for the second quarter of 2018 from $8.3 million for the second quarter of 2017. The Company’s total interest income was primarily affected by the increase in loan balances due to growth. Average total interest-earning assets were $1.1 billion in the second quarter of 2018 compared with $799.2 million during the same period in 2017, while the yield on those assets increased 47 basis points from 4.78% to 5.25% which was primarily due to the yield accretion on the acquired loans and the increase of rates on recently originated loans.

The Company’s average interest-bearing liabilities increased by $232.5 million to $839.1 million for the quarter ended June 30, 2018 from $606.6 million for the same period one year earlier and the cost of those funds increased from 0.79% to 1.08%, or 29 basis points. During the second quarter of 2018, the Company’s net interest margin was 4.41% and net interest spread was 4.17%. In the same quarter ended one year earlier, net interest margin was 4.18% and net interest spread was 3.99%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. Historical loss rates are calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the second quarter of 2018, the Company recorded a provision for loan losses of $557,000 based primarily on loan growth, which was a decrease of approximately $526,000 compared to the provision for loan losses recorded in the second quarter of 2017. The Company, however, has seen a slight deterioration of credit metrics primarily related to past dues, non-accruals of acquired loans and TDRs during 2018 compared to the second quarter of 2017, where the Company recorded a provision for loan losses of $1.1 million based primarily on loan growth and charge offs on three loans.

Non-Interest Income. Non-interest income for the quarter ended June 30, 2018 was $1.2 million, an increase from $778,000 in the second quarter of 2017. Service charges on deposit accounts increased $29,000 to $245,000 for the quarter ended June 30, 2018 from $216,000 for the same period in 2017. Other non-deposit fees and income increased $261,000 from the second quarter of 2017 to the second quarter of 2018 due to the merger. Fees from presold mortgages increased non-interest income $158,000 in the second quarter of 2018. The Company did not sell any investment securities in the second quarter of 2018 or 2017.

Non-Interest Expenses. Non-interest expenses increased by $2.6 million to $8.6 million for the quarter ended June 30, 2018, from $6.0 million for the same period in 2017. In general, categories of non-interest expenses that increased were offset by decreases in other areas. The following are highlights of the significant categories of non-interest expenses during the second quarter of 2018 compared to the same period in 2017:

•	Personnel expenses increased $954,000 to $4.7 million, due to increased staff, employment taxes and benefits costs.
•	Deposit insurance expense increased $138,000, due to growth.
•	Core deposit intangible increased $174,000 as scheduled.
•	Occupancy and equipment expense increased by $369,000 to $861,000, due to branch additions due to the merger with Premara.
•	Information systems expense increased by $511,000 due to merger with Premara and new customers.
•	Other non-interest expenses increased by $191,000, due to increases in several categories of other non-interest expenses related to the merger with Premara.

Provision for Income Taxes. The Company’s effective tax rate was 22.2% and 32.8% for the quarters ended June 30, 2018 and 2017, respectively. The effective tax rate was impacted by an adjustment resulting from enacted lower corporate tax rates for the State of North Carolina in 2017 plus a federal tax rate reduction resulting from the passage of the Tax Cuts and Jobs Act in December 2017.

As of June 30, 2018 and December 31, 2017, the Company had a net deferred tax asset in the amount of $4.6 million and $4.5 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things, recent earnings trends, projected earnings, and asset quality. As of June 30, 2018 and December 31, 2017, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

NET INTEREST INCOME

The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Non-accrual loans have been included in determining average loans. The table is presented on a taxable equivalent basis where applicable.

	For the quarter ended			For the quarter ended
	June 30, 2018			June 30, 2017
	(dollars in thousands)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans, gross of allowance	$981,829	$13,533	5.53%	$707,526	$9,036	5.12%
Investment securities	59,256	385	2.61%	59,140	370	2.51%
Other interest-earning assets	46,598	307	2.64%	32,574	119	1.47%
Total interest-earning assets	1,087,683	14,225	5.25%	799,240	9,525	4.78%

Other assets	131,542			88,172

Total assets	$1,219,225			$887,412
Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$323,431	325	0.40%	$210,667	117	0.22%
Time deposits over $100,000	329,268	1,142	1.39%	247,596	652	1.06%
Other time deposits	115,054	347	1.21%	92,074	228	0.99%
Borrowings	71,337	444	2.50%	56,284	200	1.43%

Total interest-bearing liabilities	839,090	2,258	1.08%	606,621	1,197	0.79%

Non-interest-bearing deposits	236,817			169,638
Other liabilities	3,508			3,082
Shareholders' equity	139,810			108,071

Total liabilities and shareholders' equity	$1,219,225			$887,412

Net interest income/interest rate spread (taxable-equivalent basis)		$11,967	4.17%		$8,328	3.99%

Net interest margin (taxable-equivalent basis)			4.41%			4.18%

Ratio of interest-earning assets to interest-bearing liabilities	129.63%			131.75%

Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$23,713			$8,328
Less:
taxable-equivalent adjustment		(80)			(56)

Net Interest Income		$23,633	4.41%		$8,272	4.15%

Comparison of Results of Operations for the

Six months ended June 30, 2018 and 2017

General. During the first six months of 2018, the Company had net income of $5.0 million as compared with net income of $3.5 million for the first six months of 2017. Net income per share for the first six months of 2018 was $0.36, basic and diluted, compared with net income per share of $0.30, basic and $0.29 diluted, for the first six months of 2017. Results of operations for the first six months of 2018 compared to 2017 was primarily impacted by an increase of $9.3 million in interest income offset by an increase in interest expense of $2.0 million and a reduction in provision for loan losses of $191,000, an increase of $883,000 in non-interest income and increased non-interest expenses of $7.1 million and a reduction in the federal corporate income tax rate. Net interest margin of 4.42% in the first six months of 2018 increased 21 basis points from the same period in 2017.

Net Interest Income. Net interest income increased to $23.6 million for the first six months of 2018 from $16.4 million for the first six months of 2017. The Company’s total interest income was affected by the increase in total loan balances. Average total interest-earning assets were $1.1 billion in the first six months of 2018 compared with $787.9 million during the same period in 2017, while the yield on those assets increased 43 basis points from 4.79% to 5.22% as a result of increases in the prime interest rate which contributed to the increase in loan yield.

The Company’s average interest-bearing liabilities increased by $240.0 million to $835.2 million for the six months ended June 30, 2018 from $595.2 million for the same period one year earlier and the cost of those funds increased from 0.76% to 1.03%, or 27 basis points. During the first six months of 2018, the Company’s net interest margin was 4.42% and net interest spread was 4.19%. In the same period ended one year earlier, net interest margin was 4.21% and net interest spread was 4.03%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. Historical loss rates are calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. Loan growth and the increase in qualitative factors were the primary contributors to the 2018 provision expense.

Non-Interest Income. Non-interest income for the six months ended June 30, 2018 was $2.4 million, an increase of $883,000 from the first six months of 2017. Service charges on deposit accounts increased $90,000 to $521,000 for the six months ended June 30, 2018 from $431,000 for the same period in 2017, primarily due to the merger with Carolina Premier Bank. Other non-deposit fees and income increased $609,000 from the first six months of 2017 to the first six months of 2018, primarily due to the merger. Fees from presold mortgages increased non-interest income $184,000 in the first six months of 2018. The Company did not sale any investment securities during the first six months of 2018 or 2017.

Non-Interest Expenses. Non-interest expenses increased by $7.1 million to $18.9 million for the six months ended June 30, 2018, from $11.8 million for the same period in 2017. The following are highlights of the significant categories of non-interest expenses during the first six months of 2018 versus the same period in 2017:

•	Personnel expenses increased $2.3 million to $9.4 million, due to additions in staff, employment taxes and benefits costs.
•	Occupancy and equipment expenses increased by $685,000 due to branch additions.
•	Professional fees increased by $119,000 in the first six months of 2018 to $690,000 compared to $571,000 in the 2017 period primarily due to contracted internal audit and consulting fees.
•	Deposit insurance expense increased $231,000 due to the merger.
•	Merger expenses increased $1.8 million due to the acquisition.
•	Other non-interest expenses increased by $482,000, due to small increases in several categories of other non-interest expenses and the merger.

Provision for Income Taxes. The Company’s effective tax rate was 22.3% and 33.4% for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate was impacted by an adjustment resulting from enacted lower corporate tax rates for the State of North Carolina in 2017 plus a federal tax rate reduction resulting from the passage of the Tax Cuts and Jobs Act in December 2017.

As of June 30, 2018 and December, 31, 2017, the Company had a net deferred tax asset in the amount of $4.6 million and $4.5 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of June 30, 2018 and December 31, 2017, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

NET INTEREST INCOME

The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Non-accrual loans have been included in determining average loans. The table is presented on a taxable equivalent basis where applicable.

	For the six months ended			For the six months ended
	June 30, 2018			June 30, 2017
	(dollars in thousands)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans, gross of allowance	$976,395	$26,700	5.51%	$692,982	$17,755	5.17%
Investment securities	61,081	771	2.55%	60,175	748	2.51%
Other interest-earning assets	43,348	518	2.41%	34,774	207	1.20%
Total interest-earning assets	1,080,824	27,989	5.22%	787,931	18,710	4.79%

Other assets	128,139			84,216

Total assets	$1,208,963			$872,147
Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$320,660	639	0.40%	$211,941	220	0.21%
Time deposits over $100,000	329,704	2,172	1.33%	234,918	1,191	1.02%
Other time deposits	114,638	671	1.18%	91,191	448	0.99%
Borrowings	70,173	794	2.28%	57,155	385	1.36%

Total interest-bearing liabilities	835,175	4,276	1.03%	595,205	2,244	0.76%

Non-interest-bearing deposits	228,050			166,919
Other liabilities	7,279			3,052
Shareholders' equity	138,459			106,971

Total liabilities and shareholders' equity	$1,208,963			$872,147

Net interest income/interest rate spread (taxable-equivalent basis)		$23,713	4.19%		$16,466	4.03%

Net interest margin (taxable-equivalent basis)			4.42%			4.21%

Ratio of interest-earning assets to interest-bearing liabilities	129.41%			132.38%

Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$23,713			$16,466
Less:
taxable-equivalent adjustment		(80)			(115)

Net Interest Income		$23,633	4.41%		$16,351	4.18%

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 11.4% of total assets at June 30, 2018 and increased as compared to 10.5% as of December 31, 2017. This increase in liquid assets to total assets resulted primarily from investment pay-downs and maturities and long-term borrowings.

The Company has been a net seller of federal funds and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Federal funds sold was $0 at June 30, 2018. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of June 30, 2018, the Company had existing credit lines with other financial institutions to purchase up to $172.9 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $138.0 million of qualifying loans is pledged to the FHLB to secure borrowings. At June 30, 2018, the Company had $66.1 million in FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At June 30, 2018, in addition to FHLB advances, total borrowings consisted of junior subordinated debentures of $12.4 million.

Total deposits were $993.5 million at June 30, 2018. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 44.4% of total deposits at June 30, 2018. Time deposits of $250,000 or more represented 11.8% of the Company’s total deposits at June 30, 2018. At quarter-end, the Company had $71.9 million in brokered time deposits and no brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Commencing in the first quarter of 2015, financial institutions and their holding companies became subject to the capital requirements. A new part of the capital ratios profile under the Basel III rules is the Common Equity Tier 1 risk-based ratio which does not include limited life components such as trust preferred securities and SBLF preferred stock in this calculation. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 11.6% at June 30, 2018.

As the following table indicates, at June 30, 2018, the Company and the Bank both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
Select Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	12.52%	8.00%
Tier 1 risk-based capital ratio	11.63%	6.00%
Leverage ratio	10.44%	4.00%
Common equity Tier 1 risk-based capital ratio	10.51%	4.50%

		Regulatory
	Actual	Minimum	Well-Capitalized
Select Bank & Trust	Ratio	Requirement	Requirement

Total risk-based capital ratio	12.02%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.13%	6.00%	8.00%
Leverage ratio	9.99%	4.00%	5.00%
Common equity Tier 1 risk-based capital ratio	11.13%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of June 30, 2018.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of March 31, 2018.

	March 31, 2018
(dollars in thousands)	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	18.0%	6.2%
+ 3.0%	14.1	5.3
+ 2.0%	9.9	4.2
+ 1.0%	5.2	2.5
No change	-	-
- 1.0%	(5.2)	(3.8)

While the measures presented in the table above are not a prediction of future NII or EVE valuations, they do suggest that if all other variables remained constant, immediate increases in interest rates at all points on the yield curve may produce higher NII in the short term. Other important factors that impact the levels of NII are balance sheet size and mix, interest rate spreads, the slope of the yield curve, the speed of interest rate changes, and management actions taken in response to the preceding conditions.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the second quarter of 2018. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter of 2018 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently engaged in, nor are any of its properties subject to, any material legal proceedings.  From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it attempts to collect loans, enforce its security interest in loans, or other matters of similar nature.

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.

10.1	Select Bancorp, Inc. 2018 Omnibus Stock Incentive Plan	8-K	10.1	05/24/18	000-50400

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, in XBRL (eXtensible Business Reporting Language)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: August 8, 2018	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: August 8, 2018	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer

- 61 -