Form 10-Q
period 2018-09-30
SELECT BANCORP, INC.
filed 2018-11-08
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

As of November 1, 2018, the Registrant had outstanding 19,298,521 shares of Common Stock, $1.00 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

SELECT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31,
	(Unaudited)	2017*
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$18,719	$16,554
Interest-earning deposits in other banks	103,674	37,996
Certificates of deposit	1,000	1,500
Federal Funds Sold	-	6,645
Investment securities available for sale, at fair value	52,264	63,774
Loans held for sale	1,297	98
Loans	992,805	982,626
Allowance for loan losses	(9,089)	(8,835)
NET LOANS	983,716	973,791

Accrued interest receivable	4,023	3,997
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	3,454	2,490
Other non-marketable securities	800	1,019
Foreclosed real estate	1,020	1,258
Premises and equipment, net	17,984	18,268
Bank-owned life insurance	28,944	28,431
Goodwill	24,579	24,904
Core deposit intangible (“CDI”)	2,318	3,101
Assets held for sale	668	846
Other assets	7,696	9,463
TOTAL ASSETS	$1,252,156	$1,194,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$242,266	$227,066
Savings	51,403	69,503
Money market and NOW	259,109	250,864
Time	421,383	447,611
TOTAL DEPOSITS	974,161	995,044

Short-term debt	11,002	28,279
Long-term debt	57,372	19,372
Accrued interest payable	579	427
Accrued expenses and other liabilities	4,337	14,898
TOTAL LIABILITIES	1,047,451	1,058,020

Shareholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, $1.00 par value, 25,000,000 shares authorized; 19,296,121 and 14,009,137 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	19,296	14,009
Additional paid-in capital	150,615	95,850
Retained earnings	35,186	25,858
Common stock issued to deferred compensation trust, at cost; 298,388 and 280,432 shares at September 30, 2018 and December 31, 2017, respectively	(2,557)	(2,518)
Directors’ Deferred Compensation Plan Rabbi Trust	2,557	2,518
Accumulated other comprehensive income (loss)	(392)	398
TOTAL SHAREHOLDERS’ EQUITY	204,705	136,115
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,252,156	$1,194,135

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$13,609	$9,592	$40,293	$27,323
Federal funds sold and interest-earning deposits in other banks	422	143	940	350
Investments	351	307	1,058	963
TOTAL INTEREST INCOME	14,382	10,042	42,291	28,636

INTEREST EXPENSE
Money market, NOW and savings deposits	338	140	977	360
Time deposits	1,665	1,010	4,508	2,649
Short-term debt	75	177	285	295
Long-term debt	452	30	1,036	297
TOTAL INTEREST EXPENSE	2,530	1,357	6,806	3,601
NET INTEREST INCOME	11,852	8,685	35,485	25,035
PROVISION (RECOVERY) FOR LOAN LOSSES	(459)	202	239	1,091
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,311	8,483	35,246	23,944

NON-INTEREST INCOME
Fees on the sale of mortgages	109	-	293	-
Service charges on deposit accounts	309	237	830	668
Other fees and income	648	541	2,334	1,618
TOTAL NON-INTEREST INCOME	1,066	778	3,457	2,286

NON-INTEREST EXPENSE
Personnel	4,464	3,549	13,861	10,665
Occupancy and equipment	849	555	2,598	1,619
Deposit insurance	239	75	617	222
Professional fees	322	211	1,012	782
CDI amortization	247	82	784	263
Merger/acquisition related expenses	-	278	1,826	278
Information systems	726	569	2,773	1,607
Foreclosure-related expenses	(22)	300	81	291
Other	975	820	3,134	2,497
TOTAL NON-INTEREST EXPENSE	7,800	6,439	26,686	18,224
INCOME BEFORE INCOME TAX	5,577	2,822	12,017	8,006
INCOME TAXES	1,256	1,043	2,689	2,776

NET INCOME	$4,321	$1,779	$9,328	$5,230

NET INCOME PER COMMON SHARE
Basic	$0.27	$0.15	$0.64	$0.45
Diluted	$0.27	$0.15	$0.63	$0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	15,858,455	11,662,580	14,636,576	11,659,139
Diluted	15,916,734	11,717,533	14,697,379	11,711,830

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$4,321	$1,779	$9,328	$5,230

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	(222)	(11)	(1,029)	222
Tax effect	50	5	239	(80)
	(172)	(6)	(790)	142
Reclassification adjustment for gain included in net income	-	-	-	-
Tax effect	-	-	-	-
	-	-	-	-
Total	(172)	(6)	(790)	142

Total comprehensive income	$4,149	$1,773	$8,538	$5,372

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except share data)

							Common		Accumulated
							Stock		Other
							Issued		Compre-
					Additional		to Deferred		hensive	Total
	Preferred Stock		Common Stock		paid-in	Retained	Compensation	Deferred	Income	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Trust	Comp Plan	(loss)	Equity
Balance at December 31, 2016	-	$-	11,645,413	$11,645	$69,597	$22,673	$(2,340)	$2,340	$358	$104,273
Net income	-	-	-	-	-	5,230	-	-	-	5,230
Other comprehensive income, net	-	-	-	-	-	-	-	-	142	142
Stock option exercises	-	-	17,208	18	86	-	-	-	-	104
Stock-based compensation	-	-	-	-	70	-	-	-	-	70
Director equity incentive plan, net	-	-	-	-	-	-	(73)	73	-	-
Balance at September 30, 2017	-	$-	11,662,621	$11,663	$69,753	$27,903	$(2,413)	$2,413	$500	$109,819

Balance at December 31, 2017	-	$-	14,009,137	$14,009	$95,850	$25,858	$(2,518)	$2,518	$398	$136,115
Net income	-	-	-	-	-	9,328	-	-	-	9,328
Other comprehensive (loss), net	-	-	-	-	-	-	-	-	(790)	(790)
Shares issued for capital raise, net	-	-	5,270,834	5,271	54,535	-	-	-	-	59,806
Stock option exercises	-	-	16,150	16	97	-	-	-	-	113
Stock-based compensation	-	-	-	-	133	-	-	-	-	133
Director equity incentive plan, net	-	-	-	-	-	-	(39)	39	-	-
Balance at September 30, 2018	-	$-	19,296,121	$19,296	$150,615	$35,186	$(2,557)	$2,557	$(392)	$204,705

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,328	$5,230
Adjustments to reconcile net income to net cash (used)provided by operating activities:
Provision for loan losses	239	1,091
Depreciation and amortization of premises and equipment	1,305	862
Amortization and accretion of investment securities	455	419
Amortization of deferred loan fees and costs	(543)	(438)
Amortization of core deposit intangible	784	263
Stock-based compensation	133	70
Accretion on acquired loans	(2,647)	(633)
Amortization of acquisition premium on time deposits	(171)	(229)
Net accretion of acquisition discount on borrowings	(11)	(87)
Increase in cash surrender value of bank-owned life insurance	(513)	(427)
Proceeds from loans held for sale	18,317	-
Originations of loans held for sale	(19,223)	-
Fees on the sale of mortgages	(293)	-
Net loss on sale and write-downs of foreclosed real estate	100	214
Loss (gain) on sale of premises and equipment	179	(9)
Net write-down on assets held for sale	178	-
Change in assets and liabilities:
Net change in accrued interest receivable	(26)	(181)
Net change in other assets	2,330	(494)
Net change in accrued expenses and other liabilities	(10,409)	593

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(488)	6,244

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) redemption of FHLB stock	(964)	539
Redemption of non-marketable securities	219	73
Purchase of investment securities available for sale	-	(759)
Maturities of investment securities available for sale	1,400	4,255
Mortgage-backed securities pay-downs	8,626	4,859
Net change in loans outstanding	(7,493)	(88,516)
Proceeds from sale of foreclosed real estate	657	787
Purchases of premises and equipment	(1,200)	(275)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	1,245	(79,037)

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(20,712)	$95,590
Repayments on short-term debt	(17,266)	(14,724)
Proceeds from long-term debt	38,000	-
Repayments on long-term debt	-	(10,580)
Proceeds from issuance of common stock	63,250	-
Direct expenses related to capital transactions	(3,444)	-
Proceeds from stock option exercises	113	104

NET CASH PROVIDED BY FINANCING ACTIVITIES	59,941	70,390

NET CHANGE IN CASH AND CASH EQUIVALENTS	60,698	(2,403)

CASH AND CASH EQUIVALENTS, BEGINNING	62,695	55,714

CASH AND CASH EQUIVALENTS, ENDING	$123,393	$53,311

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$6,654	$3,520
Income Taxes	1,529	2,322

Non-cash transactions:
Unrealized (losses) gains on investment securities available for sale, net of tax	(790)	142
Transfers from loans to foreclosed real estate	519	2,495

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three- and nine-month periods ended September 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the September 30, 2018 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At September 30, 2018 and 2017 there were 119,800 and 152,300 anti-dilutive options outstanding, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average shares used for basic net income available to common shareholders	15,858,455	11,662,580	14,636,576	11,659,139

Effect of dilutive stock options	58,279	54,953	60,803	52,691

Weighted average shares used for diluted net income available to common shareholders	15,916,734	11,717,533	14,697,379	11,711,830

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU requires a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act included a reduction to the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company early adopted this pronouncement by retrospective application to each period in which the effect of the change in the tax rate under the Tax Act is recognized. The impact of the reclassification from accumulated other comprehensive income to retained earnings of $67,000 was included in the Statement of Changes in Shareholders’ Equity for the year ended December 31, 2017.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, and ASU 2017-05, Other Income - Gains and losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets —The new guidance, which does not apply to financial instruments, provides that revenue should be recognized for the transfer of goods and services to customers in an amount equal to the consideration it receives or expects to receive. The guidance also includes expanded disclosure requirements that provide comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not necessary. See Note H, Revenue Recognition, for more information.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU (i) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminate the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is prohibited except for the presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk which may be adopted early. The guidance did not have a significant impact on the Company's financial position, results of operations or disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.  For public business entities, the amendments in ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.   In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply.  The Company has reviewed its outstanding lease agreements and has centrally documented the terms of its leases.  The Company is currently evaluating the provisions of ASU 2016-02 in relation to its outstanding leases to determine the potential impact the new standard will have to the Company’s financial statements.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In July 2018, the FASB amended the Leases Topic of the Accounting Standards Codification to make narrow amendments to clarify how to apply certain aspects of the new standard. The amendments are effective for reporting periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

In July 2018, the FASB amended the Leases Topic of the Accounting Standards Codification to give entities another option for transition and to provide lessors with a practical expedient. The amendments will be effective for the Company for reporting periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.   The Company has dedicated staff and resources in place evaluating the Company’s options including evaluating the appropriate model options and collecting and reviewing loan data for use in these models.  The Company is still assessing the impact that this new guidance will have on its consolidated financial statements.

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

In January 2017, the FASB ASU 2017-04, Intangibles - Goodwill and Other (Topic 350):Simplifying the Test for Goodwill Impairment, was amended to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company does not expect these amendments to have a material effect on its financial statements.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) clarified the scope of the guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments were effective for the Company in January 2018 and did not have a material effect on its financial statements.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities to clarify certain aspects of the guidance issued in ASU 2016-01. The amendments will be effective for the third quarter of 2018 subsequent to adopting the amendments in ASU 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted ASU 2016-01. The Company does not expect these amendments to have a material effect on the Company’s financial statements.

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

In March 2018, the FASB issued ASU 2018-05, – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), which updated the Income Taxes Topic of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance related to the income tax accounting implications of the Tax Act. The amendments were effective upon issuance. These amendments did not have a material effect on the Company’s financial statements.

In August 2018, the FASB amended the Fair Value Measurement Topic of the Accounting Standards Codification. The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company does not expect these amendments to have a material effect on its financial statements.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agency securities, mortgage-backed securities issued by government-sponsored entities (“GSE’s”), and municipal bonds. There have been no changes in valuation techniques for the three and nine months ended September 30, 2018. Valuation techniques are consistent with techniques used in prior periods.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

Investment securities available for sale September 30, 2018	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies – GSE's	$9,922	$-	$9,922	$-
Mortgage-backed securities - GSE’s	23,637	-	23,637	-
Corporate Bonds	1,706	-	1,706	-

Municipal bonds	16,999	-	16,999	-

Total investments held for sale	$52,264	$-	$52,264	$-

Investment securities available for sale December 31, 2017	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies – GSE's	$13,364	$-	$13,364	$-
Mortgage-backed securities - GSE’s	29,684	-	29,684	-
Corporate Bonds	1,888	-	1,888	-

Municipal bonds	18,838	-	18,838	-

Total investments held for sale	$63,774	$-	$63,774	$-

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310 “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2018 and December 31, 2017, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At September 30, 2018, the discounts to appraised value used are weighted between 3% and 50%. There were no transfers between levels from the prior reporting periods, and there have been no changes in valuation techniques for the three months ended September 30, 2018.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at estimated fair value less estimated selling costs. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate is the discount applied to appraised values to account for expected liquidation and selling costs. At September 30, 2018, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three months ended September 30, 2018.

Assets Held for Sale

During 2015, a branch facility was taken out of service as part of the Company’s branch restructuring plan and reclassified as held for sale. The property is recorded at the remaining book balance of the asset or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. The significant unobservable input used is the discount applied to appraised values to account for expected liquidation and selling costs which ranged between 1% and 25% at September 30, 2018. There have been no changes in the valuation techniques for the three months ended September 30, 2018.

Loans Held for Sale

The Company originated fixed and variable rate residential mortgage loans on a service-release basis in the secondary market. Loans closed but not yet settled with an investor are carried in our loans held for sale portfolio.   Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with our customers.  Therefore, these loans present very little market risk.  The Company usually delivers to, and receives funding from, the investor within 30 to 60 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts” basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. Because of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is materially the same as the value of the loan amount at its origination.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Therefore, loans held for sale are classified within Level 2 of the hierarchy. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. Gains or losses on sales of loans are recognized when control over these assets are surrendered and are included in Fees on the sale of mortgages in the consolidated statements of operations.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

Asset Category September 30, 2018	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,740	$-	$-	$2,740

Loans held for sale	1,297	-	1,297	-

Assets held for sale	668	-	-	668

Foreclosed real estate	1,020	-	-	1,020

Total	$5,725	$-	$1,297	$4,428

Asset Category December 31, 2017	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$899	$-	$-	$899

Loans held for sale	98	-	98	-

Assets held for sale	846	-	-	846

Foreclosed real estate	1,258	-	-	1,258

Total	$3,101	$-	$98	$3,003

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE D – FAIR VALUE MEASUREMENTS (continued)

The following table presents the carrying values and estimated fair values of the Company's financial instruments at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$18,719	$18,719	$18,719	$-	$-
Certificates of deposit	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	103,674	103,674	103,674	-	-
Investment securities available for sale	52,264	52,264	-	52,264	-
Loans held for sale	1,297	1,297	-	1,297	-
Loans, net	983,716	974,217	-	-	974,217
Accrued interest receivable	4,023	4,023	-	4,023	-
Stock in FHLB	3,454	3,454	-	-	3,454
Other non-marketable securities	800	800	-	-	800
Assets held for sale	668	668	-	-	668

Financial liabilities:
Deposits	$974,161	$975,215	$-	$975,215	$-
Short-term debt	11,002	11,002	-	11,002	-
Long-term debt	57,372	55,198	-	55,198	-
Accrued interest payable	579	579	-	579	-

	December 31, 2017
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets:
Cash and due from banks	$16,554	$16,554	$16,554	$-	$-
Certificates of deposits	1,500	1,500	1,500	-	-
Interest-earning deposits in other banks	37,996	37,996	37,996	-	-
Federal funds sold	6,645	6,645	6,645	-	-
Investment securities available for sale	63,774	63,774	-	63,774	-
Loans held for sale	98	98	-	98	-
Loans, net	973,791	972,475	-	-	972,475
Accrued interest receivable	3,997	3,997	-	3,997	-
Stock in the FHLB	2,490	2,490	-	-	2,490
Other non-marketable securities	1,019	1,019	-	-	1,019
Assets held for sale	846	846	-	-	846

Financial liabilities:
Deposits	$995,044	$991,977	$-	$991,977	$-
Short-term debt	28,279	28,279	-	28,279	-
Long-term debt	19,372	14,640	-	14,640	-
Accrued interest payable	427	427	-	427	-

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investments (“AFS”), with gross unrealized gains and losses, follow:

	September 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$10,077	$16	$(171)	$9,922
Mortgage-backed securities – GSE’s	24,025	61	(449)	23,637
Corporate bonds	1,697	16	(7)	1,706
Municipal bonds	16,974	73	(48)	16,999

	$52,773	$166	$(675)	$52,264

As of September 30, 2018, accumulated other comprehensive income included net unrealized losses totaling $509,000. Deferred tax liabilities resulting from these net unrealized gains totaled $117,000.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E - INVESTMENT SECURITIES (continued)

The scheduled maturities of securities available for sale, with gross unrealized gains and losses, were as follows:

	September 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
Within 1 year	$2,779	$13	$(1)	$2,791
After 1 year but within 5 years	35,845	81	(566)	35,360
After 5 years but within 10 years	5,197	29	(65)	5,161
After 10 years	8,952	43	(43)	8,952

	$52,773	$166	$(675)	$52,264

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
Within 1 year	$975	$5	$-	$980
After 1 year but within 5 years	45,418	406	(125)	45,699
After 5 years but within 10 years	7,823	81	(14)	7,890
After 10 years	9,037	168	-	9,205

	$63,253	$660	$(139)	$63,774

Securities with a carrying value of $6.5 million and $7.5 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

None of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations the Company has the intent and ability to hold these securities to recovery. No other than temporary impairments were identified for these investments having unrealized losses for the periods ended September 30, 2018 and December 31, 2017. The Company did not sell any securities in 2017 and has not sold any securities in the first nine months of 2018.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E- INVESTMENT SECURITIES (continued)

The following tables show the gross unrealized losses and fair value of the Company’s investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017.

	September 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$5,930	$(93)	$1,953	$(78)	$7,883	$(171)
Mortgage-backed securities-GSE’s	12,879	(252)	6,397	(197)	19,276	(449)
Corporate bonds	754	(7)	-	-	754	(7)
Municipal bonds	6,308	(46)	106	(2)	6,414	(48)
Total temporarily impaired securities	$25,871	$(398)	$8,456	$(277)	$34,327	$(675)

There were seven mortgage-backed GSE’s with unrealized losses for more than twelve months totaling $197,000, two U.S. government agency GSEs totaling $78,000 and one municipal totaling $2,000 at September 30, 2018. Securities with unrealized losses less than twelve months consisted of twelve U.S. government agency GSEs totaling $93,000, twelve municipals totaling $46,000, one corporate bond totaling $7,000 and twenty-two mortgage-backed GSEs totaling $252,000 at September 30, 2018. All unrealized losses are attributable to the general trend of increasing interest rates. During the first nine months of 2018 and 2017 there were no investment security sales.

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$1,651	$(9)	$1,415	$(16)	$3,066	$(25)
Mortgage-backed securities-GSE’s	8,137	(55)	2,449	(45)	10,586	(100)
Corporate bonds	1,752	(14)	-	-	1,752	(14)
Municipal bonds	1,101	-	-	-	1,101	-
Total temporarily impaired securities	$12,641	$(78)	$3,864	$(61)	$16,505	$(139)

At December 31, 2017, the Company had two mortgage-backed GSE’s and two U.S Government agencies – GSE’s with an aggregate unrealized loss for twelve or more consecutive months of $61,000. Two U.S. government agency GSE’s, three municipals, two corporates and nine mortgage-backed GSE’s had unrealized losses for less than twelve months totaling $78,000 at December 31, 2017. All unrealized losses are attributable to the general trend of interest rates and the changing spreads of all debt instruments to U.S. Treasury securities. The Company did not incur a loss on any securities sold during 2017.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS

Following is a summary of the composition of the Company’s loan portfolio at September 30, 2018 and December 31, 2017:

	September 30,		December 31,
Total Loans:	2018		2017
		Percent		Percent
	Amount	of total	Amount	of total
	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$163,245	16.44%	$156,901	15.97%
Commercial real estate	460,356	46.37%	403,100	41.02%
Multi-family residential	65,294	6.58%	76,983	7.83%
Construction	162,873	16.41%	177,933	18.11%
Home equity lines of credit (“HELOC”)	50,093	5.05%	52,606	5.35%

Total real estate loans	901,861	90.85%	867,523	88.28%

Other loans:
Commercial and industrial	80,338	8.09%	106,164	10.80%
Loans to individuals	12,034	1.21%	10,097	1.04%
Overdrafts	222	0.02%	147	0.01%
Total other loans	92,594	9.32%	116,408	11.85%

Gross loans	994,455		983,931
Less deferred loan origination fees, net	(1,650)	(0.17)%	(1,305)	(0.13)%
Total loans	992,805	100.00%	982,626	100.00%

Allowance for loan losses	(9,089)		(8,835)

Total loans, net	$983,716		$973,791

For Purchased Credit Impaired, or PCI, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of September 30, 2018 and December 31, 2017 were:

(dollars in thousands)	September 30, 2018	December 31, 2017

Contractually required payments	$24,189	$29,285
Nonaccretable difference	2,091	2,717
Cash flows expected to be collected	22,098	26,568
Accretable yield	2,612	3,307
Carrying value	$19,486	$23,261

Loans are primarily secured by real estate located in eastern and central North Carolina and northwestern South Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

At September 30, 2018, the Company had pre-approved but unused lines of credit for customers totaling $174.8 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

A floating lien of $140.0 million of loans was pledged to the FHLB to secure borrowings at September 30, 2018.

The following tables present an age analysis of past due loans, segregated by class of loans as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
	(dollars in thousands)

Commercial and industrial	$997	$944	$1,648	$4,082	$7,671	$72,667	$80,338
Construction	15		68	615	698	162,175	162,873
Multi-family residential	-		-	-	-	65,294	65,294
Commercial real estate	1,296	378	-	744	2,418	457,938	460,356
Loans to individuals & overdrafts	2		-	-	2	12,254	12,256
1-to-4 family residential	746	813	1,216	434	3,209	160,036	163,245
HELOC	47		-	766	813	49,280	50,093
Deferred loan (fees) cost, net	-		-	-	-	-	(1,650)

	$3,103	$2,135	$2,932	$6,641	$14,811	$979,644	$992,805

	December 31, 2017
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
	(dollars in thousands)

Commercial and industrial	$174	$41	$396	$96	$707	$105,457	$106,164
Construction	-	27	359	384	770	177,163	177,933
Multi-family residential	30	-	-	-	30	76,953	76,983
Commercial real estate	1,135	329	-	528	1,992	401,108	403,100
Loans to individuals & overdrafts	21	1	-	7	29	10,215	10,244
1-to-4 family residential	1,013	1,811	721	771	4,316	152,585	156,901
HELOC	103	-	-	329	432	52,174	52,606
Deferred loan (fees) cost, net	-	-	-	-	-	-	(1,305)

	$2,476	$2,209	$1,476	$2,115	$8,276	$975,655	$982,626

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of September 30, 2018 and December 31, 2017:

				Three months ended		Nine months ended
	As of September 30, 2018			September 30, 2018		September 30, 2018
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,731	$3,467	$-	$3,789	$-	$2,178	$108
Construction	614	697	-	481	8	486	10
Commercial real estate	5,151	6,333	-	5,361	84	4,789	238
Loans to individuals & overdrafts	132	132	-	66	1	66	1
Multi-family residential	220	220	-	223	5	227	11
1-to-4 family residential	639	1,146	-	782	10	829	35
HELOC	634	788	-	896	9	803	34
Subtotal:	10,121	12,783	-	11,598	113	9,378	437
With an allowance recorded:
Commercial and industrial	632	632	115	386	19	387	20
Construction	-	-	-	26	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	2	-	-	-
Multi-family residential	-	-	-	-	-	-	-
1-to-4 family residential	168	149	24	145	-	172	6
HELOC	-	-	-	142	3	-	-
Subtotal:	800	781	139	701	20	559	26
Totals:
Commercial	9,348	11,349	115	10,266	112	8,067	387
Consumer	132	132	-	68	1	66	1
Residential	1,441	2,083	24	1,965	20	1,804	75
Grand Total:	$10,921	$13,564	$139	$12,299	$133	$9,937	$463

Impaired loans at September 30, 2018 were approximately $10.9 million and were composed of $6.6 million in nonaccrual loans and $4.3 million in loans that were still accruing interest. Certain PCI loans are redirected and are not included in the table above. Recorded investment represents the current principal balance of the loan. Approximately $800,000 in impaired loans had specific allowances provided for them while the remaining $10.1 million had no specific allowances recorded at September 30, 2018.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Impaired Loans (continued)

				Three months ended		Nine months ended
	As of December 31, 2017			September 30, 2017		September 30, 2017
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$940	$1,234	$-	$1,048	$12	$1,114	$51
Construction	385	490	-	209	9	242	15
Commercial real estate	4,428	5,606	-	3,564	33	3,909	147
Loans to individuals & overdrafts	1	1	-	-	-	-	-
Multi-family residential	234	234	-	24	-	173	-
1-to-4 family residential	1,077	1,209	-	1,191	16	1,080	49
HELOC	602	926	-	697	10	893	32
Subtotal:	7,667	9,700	-	6,733	80	7,411	294
With an allowance recorded:
Commercial and industrial	142	142	50	-	-	1	-
Construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	698	18	1,631	38
Loans to individuals & overdrafts	-	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-
1-to-4 family residential	-	-	-	291	2	289	12
HELOC	202	202	11	33	-	34	-
Subtotal:	344	344	61	1,022	20	1,955	50
Totals:
Commercial	6,129	7,706	50	5,543	72	7,070	251
Consumer	1	1	-	-	-	-	-
Residential	1,881	2,337	11	2,212	28	2,296	93
Grand Total:	$8,011	$10,044	$61	$7,755	$100	$9,366	$344

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30, 2018			Nine months ended September 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
	(Dollars in thousands)
Extended payment terms:
1-to-4 family residential	1	$17	$16	2	$426	$413
Commercial real estate	1	392	350	3	1,283	1,123
Commercial & industrial	1	74	74	7	1,653	1,625

Total	3	$483	$440	12	$3,362	$3,161

	Three months ended September 30, 2017			Nine months ended September 30, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
	(Dollars in thousands)
Extended payment terms:
1-to-4 family residential	-	$-	$-	1	$14	$14
HELOCs	1	126	126	1	126	126
Commercial & industrial	-	-	-	1	41	41

Total	1	$126	$126	3	$181	$181

Loans may be considered troubled debt restructurings for reasons including, but not limited to, below market interest rates, extended payment terms or forgiveness of principal.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default during that period together with concessions made by loan class during the twelve-month periods ended September 30, 2018 and 2017:

	Twelve months ended		Twelve months ended
	September 30, 2018		September 30, 2017
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
	(Dollars in thousands)
Extended payment terms:
Commercial & industrial	5	$1,512	2	$78
Commercial real estate	2	724	-	-
1-to-4 family residential	2	461	1	14

Total	9	$2,697	3	$92

At September 30, 2018, the Bank had forty-one loans with an aggregate balance of $7.5 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-three loans with a balance totaling $4.5 million were still accruing as of September 30, 2018. The remaining TDRs with balances totaling $3.0 million as of September 30, 2018 were in non-accrual status.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of September 30, 2018 and December 31, 2017, respectively:

Total loans:

September 30, 2018
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(In thousands)

Superior	$1,518	$-	$5	$-
Very good	1,651	146	1,144	-
Good	7,872	11,487	57,032	5,655
Acceptable	24,644	32,821	262,110	40,155
Acceptable with care	37,961	117,010	134,853	19,264
Special mention	240	726	2,010	-
Substandard	6,452	683	3,202	220
Doubtful	-	-	-	-
Loss	-	-	-	-
	$80,338	$162,873	$460,356	$65,294

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$158,514	$48,710
Special mention	928	211
Substandard	3,803	1,172
	$163,245	$50,093

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$10,304
Non–pass	1,952
$12,256

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

The following table documents changes to the amount of the accretable yield on PCI loans for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)

Accretable yield, beginning of period	$3,102	$2,280	$3,307	$2,626
Accretion	(540)	(262)	(1,242)	(782)
Reclassification from (to) nonaccretable difference	15	(1)	78	78
Other changes, net	35	169	469	264

Accretable yield, end of period	$2,612	$2,186	$2,612	$2,186

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Allowance for Loan Losses

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and nine month periods ended September 30, 2018, respectively:

	Three months ended September 30, 2018
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(Dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$781	$1,768	$3,926	$1,421	$618	$320	$588	$9,422
Provision for loan losses	(113)	(295)	54	(16)	(105)	-	(41)	(516)
Loans charged-off	-	-	(2)	-	(20)	(79)	-	(101)
Recoveries	26	-	6	7	14	68	-	121
Balance, end of period	$694	$1,473	$3,984	$1,412	$507	$309	$547	$8,926

PCI Loans
Balance, beginning of period	$54	$-	$52	$-	$-	$-	$-	$106
Provision for loan losses	(4)	-	57	4	-	-	-	57
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$50	$-	$109	$4	$-	$-	$-	$163

Total Loans
Balance, beginning of period	$835	$1,768	$3,978	$1,421	$618	$320	$588	$9,528
Provision for loan losses	(117)	(295)	111	(12)	(105)	-	(41)	(459)
Loans charged-off	-	-	(2)	-	(20)	(79)	-	(101)
Recoveries	26	-	6	7	14	68	-	121
Balance, end of period	$744	$1,473	$4,093	$1,416	$507	$309	$547	$9,089

Ending Balance: individually evaluated for impairment	$115	$-	$-	$24	$-	$-	$-	$139
Ending Balance: collectively evaluated for impairment	$629	$1,473	$4,093	$1,392	$507	$309	$547	$8,950

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$76,355	$161,323	$447,676	$155,648	$49,409	$12,124	$64,062	$966,597
Ending Balance: collectively evaluated for impairment PCI loans	$621	$935	$7,529	$6,790	$50	$-	$1,012	$16,937
Ending Balance: individually evaluated for impairment	$3,362	$615	$5,151	$807	$634	$132	$220	$10,921
Ending Balance	$80,338	$162,873	$460,356	$163,245	$50,093	$12,256	$65,294	$994,455

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Allowance for Loan Losses (Continued)

	Nine months ended September 30, 2018
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(Dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$742	$1,955	$3,304	$1,058	$549	$305	$791	$8,704
Provision for loan losses	(151)	(488)	775	309	4	26	(244)	231
Loans charged-off	(9)	-	(2)	-	(68)	(107)	-	(186)
Recoveries	47	6	16	25	22	85	-	201
Balance, end of period	$629	$1,473	$4,093	$1,392	$507	$309	$547	$8,950

PCI Loans
Balance, beginning of period	$65	$-	$66	$-	$-	$-	$-	$131
Provision for loan losses	50	-	(66)	24	-	-	-	8
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$115	$-	$-	$24	$-	$-	$-	$139

Total Loans
Balance, beginning of period	$807	$1,955	$3,370	$1,058	$549	$305	$791	$8,835
Provision for loan losses	(101)	(488)	709	333	4	26	(244)	239
Loans charged-off	(9)	-	(2)	-	(68)	(107)	-	(186)
Recoveries	47	6	16	25	22	85	-	201
Balance, end of period	$744	$1,473	$4,093	$1,416	$507	$309	$547	$9,089

The company periodically reviews and updates its qualitative factors for changes in current conditions. During the three months ended September 30, 2018, the Company added a new qualitative for risk grade accuracy and adjusted several other factors, including reducing the factors relating to concentrations for certain loan types given the secondary capital raise and the North Carolina unemployment rate.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS (continued)

Allowance for Loan Losses (Continued)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and nine month periods ended September 30, 2017, respectively:

	Three months ended September 30, 2017
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	Family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(Dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$895	$1,292	$3,913	$923	$563	$142	$732	$8,460
Provision for loan losses	301	366	(840)	50	89	219	25	210
Loans charged-off	-	-	-	-	(60)	(45)	-	(105)
Recoveries	18	10	4	18	1	11	-	62
Balance, end of period	$1,214	$1,668	$3,077	$991	$593	$327	$757	$8,627

PCI Loans
Balance, beginning of period	$-	$-	$12	$16	$-	$-	$-	$28
Provision for loan losses	-	-	(6)	(2)	-	-	-	(8)
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$-	$-	$6	$14	$-	$-	$-	$20

Total Loans
Balance, beginning of period	$895	$1,292	$3,925	$939	$563	$142	$732	$8,488
Provision for loan losses	301	366	(846)	48	89	219	25	202
Loans charged-off	-	-	-	-	(60)	(45)	-	(105)
Recoveries	18	10	4	18	1	11	-	62
Balance, end of period	$1,214	$1,668	$3,083	$1,005	$593	$327	$757	$8,647

Ending Balance: individually evaluated for impairment	$-	$-	$6	$14	$-	$-	$-	$20
Ending Balance: collectively evaluated for impairment	$1,214	$1,668	$3,077	$991	$593	$327	$757	$8,627

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$83,500	$146,542	$289,873	$98,081	$42,045	$9,586	$71,499	$741,126
Ending Balance: collectively evaluated for impairment PCI loans	$20	$762	$7,689	$6,707	$192	$-	$739	$16,109
Ending Balance: individually evaluated for impairment	$1,043	$253	$3,993	$1,441	$779	$-	$-	$7,509
Ending Balance	$84,563	$147,557	$301,555	$106,229	$43,016	$9,586	$72,238	$764,744

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS HELD FOR SALE

We originate fixed and variable rate residential mortgage loans on a service-release basis in the secondary market. Loans closed but not yet settled with an investor are carried in our loans held for sale portfolio.   Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with our customers.  Therefore, these loans present very little market risk.  We usually deliver to, and receive funding from, the investor within 30 to 60 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts” basis. We are not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. Because of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is materially the same as the value of the loan amount at its origination.

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

NOTE H – REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and all subsequent ASUs that modified Topic 606. As stated in Note C, Recent Accounting Pronouncements, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2018 and 2017.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30
	2018	2017	2018	2017
	(dollars in thousands)

Service Charges on Deposit Accounts	$309	$237	$830	$668
Other	349	32	1,119	726
Noninterest Income (in-scope of Topic 606)	658	269	1,949	1,394
Noninterest Income (out-of-scope of Topic 606)	408	509	1,508	892

Total Non-interest Income	$1,066	$778	$3,457	$2,286

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

NOTE I – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned during the nine months ended September 30, 2018 and 2017:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2018	2017
	(Dollars in thousands)

Beginning balance January 1	$1,258	$599
Sales	(657)	(787)
Write-downs	(100)	(214)
Transfers	519	2,495
Ending balance	$1,020	$2,093

At September 30, 2018 and December 31, 2017, the Company had $1.0 million and $2.1 million, respectively, of foreclosed real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure totaled $654,000 at September 30, 2018. At December 31, 2017, the Company had no such loans.

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

Goodwill recorded for Premara represents future revenues to be derived from the existing customer base, including efficiencies that are expected to result from combining operations. During the first quarter of 2018, goodwill decreased by $325,000 due to adjustments to liabilities assumed and the tax re-measurement associated with the completion of the final short-year tax return. Merger-related expenses in the first quarter of 2018 totaled $1.8 million which were recorded as noninterest expense as incurred.

The following tables reflect the pro forma total net interest income, noninterest income and net income for the nine months ended September 30, 2017 as though the acquisition of Premara had taken place on January 1, 2017 and actual amounts for the nine months ended September 30, 2018. The pro forma results have not been adjusted to remove non-recurring acquisition-related expenses, and are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on January 1, 2017, nor of future results of operations.

	Nine Months Ended September 30
	2018	2017
	(dollars in thousands, except per share)
Net interest income	$34,485	$34,307
Non-interest income	3,457	3,434
Net income available to common shareholders	9,328	7,585

Earnings per share, basic	$0.64	$0.54
Earnings per share, diluted	$0.63	$0.54

Weighted average common shares outstanding, basic	14,636,576	13,994,138
Weighted average common shares outstanding, diluted	14,697,379	14,046,829

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE K – CAPITAL RAISE

On August 27, 2018, the Company and the Bank entered into an underwriting agreement (the “Underwriting Agreement”) with FIG Partners, LLC, as the underwriter named therein (the “Underwriter”), pursuant to which the Company agreed to issue and sell to the Underwriter and the Underwriter agreed to purchase, subject to and upon the terms and conditions of the Underwriting Agreement, an aggregate of 4,583,334 shares of the Company’s common stock, par value $1.00 per share, at a public offering price of $12.00 per share less underwriting discounts and commissions in an underwritten public offering (the “Offering”). The Company granted the Underwriter an option for a period of 30 days after the date of the Underwriting Agreement to purchase up to an additional 687,500 shares of common stock at the public offering price, less underwriting discounts and commissions. The Underwriter exercised their option in full resulting in a total of 5,270,834 shares of common stock being issued and sold in the Offering. The Offering closed on August 30, 2018. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $59.8 million.

NOTE L – SUBSEQUENT EVENTS

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

Hurricane Florence

Hurricane Florence struck southeastern North Carolina in September 2018. The Bank’s locations in New Bern (loan production office), Wilmington, Leland, Morehead City, Lumberton, Clinton, Fayetteville, Dunn, Lillington, Washington, Greenville, and Goldsboro, all in North Carolina, were most directly affected by the hurricane.  The hurricane resulted in widespread and prolonged flooding, power outages, and associated damage to real and personal property in the affected areas. It is very early in the recovery process, but so far, the vast majority of the customers we have contacted had little or no damage and have resumed normal operations. There are a few customers that sustained damage affecting their operations and we are working with those customers to determine a plan of action. At this time, we expect the losses from the hurricane to be minimal and will closely monitor our facilities and our loan and investment portfolios.

At September 30, 2018, we had loans totaling $613.7 million in the affected counties New Hanover, Craven, Brunswick, Robeson, Sampson, Cumberland, Harnett, Martin, Pitt and Wayne. We continue to evaluate these loans and the related collateral and business operations underlying such loans.

Comparison of Financial Condition at

September 30, 2018 and December 31, 2017

During the first nine months of 2018, total assets increased by $58.0 million to $1.3 billion as of September 30, 2018. The increase in assets was due primarily to funds received from a public offering of common stock during this quarter. Earning assets at September 30, 2018 totaled $1.1 billion and consisted of $983.7 million in net loans, $52.3 million in investment securities, $104.7 million in overnight investments and interest-bearing deposits in other banks and $4.3 million in non-marketable equity securities, of which $3.5 million is FHLB stock. Total deposits and shareholders’ equity at the end of the third quarter of 2018 were $974.2 million and $204.7 million, respectively.

Since the end of 2017, gross loans have increased by $10.2 million to $992.8 million as of September 30, 2018. At September 30, 2018, gross loans consisted of $80.3 million in commercial and industrial loans, $460.4 million in commercial real estate loans, $65.3 million in multi-family residential loans, $12.2 million in loans to individuals, $163.2 million in 1-to-4 family residential real estate loans, $50.1 million in HELOCs, and $162.9 million in construction loans. Deferred loan fees, net of costs, on these loans were $1.6 million at September 30, 2018.

At September 30, 2018, there were no federal funds sold compared to $6.6 million at December 31, 2017. At September 30, 2018 and December 31, 2017 there were no repurchase agreements. Interest-earning deposits in other banks were $103.7 million at September 30, 2018, a $65.7 million increase from December 31, 2017 primarily due to the public offering of common stock. The Company’s investment securities at September 30, 2018 were $52.3 million, a decrease of $11.5 million from December 31, 2017. These securities are used to provide funding for higher yielding loans and reduce wholesale funding reliance. The investment portfolio as of September 30, 2018 consisted of $9.9 million in government agency debt securities, $23.6 million in mortgage-backed securities, $1.7 million in corporate securities and $17.0 million in municipal securities. The net unrealized loss on these securities as of September 30, 2018 was $509,000.

At September 30, 2018, the Company had an investment of $3.5 million in FHLB stock, which increased by $964,000 from December 31, 2017 due to the effect of additional advances during 2018 on the stock calculation. Also, the Company had $800,000 in other non-marketable securities at September 30, 2018, which decreased by $219,000 from December 31, 2017.

At September 30, 2018, non-earning assets were $106.0 million, a decrease of $871,000 from $106.8 million as of December 31, 2017. Non-earning assets included $18.7 million in cash and due from banks, bank premises and equipment of $18.0 million, goodwill of $24.6 million, core deposit intangible of $2.3 million, accrued interest receivable of $4.0 million, foreclosed real estate of $1.0 million, $28.9 million in bank-owned life insurance (“BOLI”), $668,000 of assets held for sale, and other assets of $7.7 million which included $4.6 million in deferred tax assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets.

Total deposits at September 30, 2018 were $974.2 million and consisted of $242.3 million in non-interest-bearing demand deposits, $259.1 million in money market and NOW accounts, $51.4 million in savings accounts, and $421.4 million in time deposits. Total deposits decreased by $20.9 million from $995.0 million as of December 31, 2017, due primarily to an increase in DDA and money market deposits which is offset by decreases in savings and wholesale CDs. The Bank had no brokered demand deposits and $56.1 million in brokered time deposits as of September 30, 2018.

As of September 30, 2018, the Company had $11.0 million of short-term debt (of which none was repurchase agreements with local customers), $57.4 million of long-term debt, of which $45.0 million are FHLB borrowings and $12.4 million in junior subordinated debentures. The increase in long-term debt was implemented as an interest rate sensitivity measure in the upward interest environment.

Total shareholders’ equity at September 30, 2018 was $204.7 million, an increase of $68.6 million from $136.1 million as of December 31, 2017. Accumulated other comprehensive income relating to available for sale securities decreased $790,000 during the nine months ended September 30, 2018. Other changes in shareholders’ equity included increases of $133,000 in stock-based compensation, earnings of $9.3 million, net proceeds from a public offering of common stock of $59.8 million and $113,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At September 30, 2018, the Company had $3.1 million in loans that were 30 to 59 days past due and $2.1 million in loans that were 60 to 89 days past due. This represented 0.31% and 0.22%, respectively, of gross loans outstanding on that date. This is an increase from December 31, 2017 when there were $2.5 million in loans that were 30-59 days past due or 0.25% of gross loans outstanding and $2.2 million in loans that were 60-89 days past due or 0.22% of gross loans outstanding. Non-accrual loans increased from $2.1 million at December 31, 2017 to $6.6 million at September 30, 2018.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans increased from 0.71% at December 31, 2017 to 1.12% at September 30, 2018. The Company has experienced an increase in non-accruals from $2.1 million at December 31, 2017 to $6.6 million as of September 30, 2018 and an increase in accruing troubled debt restructurings from $4.9 million at December 31, 2017 to $5.6 million as of September 30, 2018. Of the $4.5 million increase in non-accrual loans in the first nine months of the year, $4.0 million of the increase is related to loans primarily in the Commercial & Industrial loans pool classification.

At September 30, 2018, the Company had forty-one loans totaling $7.5 million that were considered to be troubled debt restructurings or TDRs. Twenty-three of these loans totaling $4.5 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	September 30,	December 31,
	2018	2017
	(dollars in thousands)

Non-accrual loans	$6,641	$2,115
Accruing TDRs	4,521	4,863
Total non-performing loans	11,162	6,978
Foreclosed real estate	1,020	1,258
Total non-performing assets	$12,182	$8,236

Accruing loans past due 90 days or more	$2,932	$1,476
Allowance for loan losses	$9,089	$8,835

Non-performing loans to period end loans	1.12%	0.71%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.42%	0.86%
Allowance for loans losses to period end loans	0.92%	0.90%
Allowance for loan losses to non-performing loans	81%	127%
Allowance for loan losses to non-performing assets	75%	107%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	60%	91%
Non-performing assets to total assets	0.97%	0.69%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.21%	0.81%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at September 30, 2018 and December 31, 2017 were $12.2 million and $8.2 million, respectively. The allowance for loan losses at September 30, 2018 represented 75% of non-performing assets compared to 107% at December 31, 2017.

Total impaired loans at September 30, 2018 were $10.9 million. This includes $6.6 million in loans that were classified as impaired because they were in non-accrual status and $4.3 million in loans that were determined to be impaired for other reasons. Of these loans, $800,000 required a specific reserve of $139,000 at September 30, 2018.

Total impaired loans at December 31, 2017 were $8.0 million. This includes $2.1 million in loans that were classified as impaired because they were in non-accrual status and $5.9 million in loans that were determined to be impaired for other reasons. Of these loans, $344,000 required a specific reserve of $61,000 at December 31, 2017.

The allowance for loan losses was $9.1 million at September 30, 2018 or 0.92% of gross loans outstanding as compared to 0.90% reported as a percentage of gross loans at December 31, 2017. The company periodically reviews and updates it qualitative factors for changes in current conditions. During the three months ended September 30, 2018, the Company added a new qualitative for risk grade accuracy and adjusted several other factors, including reducing the factors relating to concentrations for certain loan types given the secondary capital raise and the reduction in the North Carolina unemployment rate. This increase resulted primarily from changes in those qualitative factors related to economic performance indicators and the additional capital proceeds received. The Legacy Select loans and Carolina Premier loans were recorded at estimated fair value as of the acquisition date and the related credit risk is reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a higher percentage of the allowance for loan losses to gross loans. The allowance for loan losses at September 30, 2018 represented 81% of non-performing loans compared to 127% at December 31, 2017. It is management’s assessment that the allowance for loan losses as of September 30, 2018 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future.

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

At September 30, 2018 and December 31, 2017, the Company had $16.5 million and $24.6 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At September 30, 2018 and December 31, 2017, the Company had $7.9 million and $13.8 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 15.4% and 31.2% of total risk-based capital as of September 30, 2018 and December 31, 2017, which is less than the 100% maximum allowed. These loans may present more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At September 30, 2018 the Company had two product type groups that exceeded this guideline; Real Estate Commercial Office Building, which represented 41% of risk-based capital, or $64.2 million and Multifamily Residential, which represented 41% of risk-based capital, or $64.1 million. All other commercial real estate groups were at or below the 40% threshold. At December 31, 2017, the Company exceeded the 40% guideline in five product types. The 1-to-4 Family Residential Rental category represented 52% of Risk-Based Capital or $64.4 million, Real Estate Commercial Construction represented 51% of Risk-Based Capital or $62.3 million, Real Estate Construction Spec & Presold represented 42% or $51.6 million, Office Building category represented 56% or $68.8 million, and the Multi-family Residential category represented 61% of Risk-Based Capital or $74.6 million. All other commercial real estate product types were under the 40% threshold.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of September 30, 2018 and December 31, 2017.

Acquisition, Development and Construction Loans

(dollars in thousands)

	September 30, 2018			December 31, 2017
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total

Total ADC loans	$138,668	$24,205	$162,873	$149,856	$28,077	$177,933

Average Loan Size	$250	$306		$262	$265

Percentage of total loans	13.97%	2.44%	16.41%	15.25%	2.86%	18.11%

Non-accrual loans	$733	$-	$733	$384	$-	$384

Management closely monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at September 30, 2018 and December 31, 2017.

	September 30, 2018				December 31, 2017
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(dollars in thousands)

Harnett County	$5,036	3.09%	$5,254	10.49%	$5,076	2.85%	$5,365	10.20%
Alamance County	2,075	1.27%	1,212	2.42%	1,727	0.97%	1,075	2.04%
Beaufort County	917	0.56%	1,097	2.19%	147	0.08%	1,649	3.13%
Brunswick County	9,882	6.07%	1,654	3.30%	8,509	4.78%	1,696	3.22%
Carteret County	2,119	1.30%	2,703	5.40%	3,279	1.84%	2,795	5.31%
Cherokee County	13	0.01%	56	0.11%	-	-%	59	0.11%
Craven County	995	0.61%	457	0.91%	923	0.52%	578	1.10%
Cumberland County	19,793	12.15%	3,260	6.51%	23,105	12.99%	4,196	7.98%
Mecklenburg County	20,062	12.32%	3,420	6.83%	10,826	6.08%	3,249	6.18%
New Hanover County	21,265	13.06%	2,970	5.93%	19,445	10.93%	2,136	4.06%
Pasquotank County	979	0.61%	1,659	3.31%	1,115	0.63%	1,730	3.29%
Pickens County	-	-%	100	0.20%	-	-%	72	0.14%
Pitt County	11,977	7.35%	6,618	13.21%	17,421	9.79%	6,727	12.79%
Robeson County	998	0.61%	3,311	6.61%	837	0.47%	3,606	6.85%
Sampson County	25	0.01%	1,822	3.64%	26	0.01%	1,694	3.22%
Wake County	19,621	12.05%	1,596	3.18%	25,785	14.49%	1,281	2.44%
Wayne County	2,220	1.36%	3,538	7.06%	10,475	5.89%	4,185	7.96%
Wilson County	-	-%	66	0.13%	85	0.05%	71	0.13%
York County	352	0.22%	851	1.70%	408	0.23%	1,454	2.76%
All other locations	44,544	27.35%	8,449	16.87%	48,744	27.40%	8,988	17.09%

Total	$162,873	100.00%	$50,093	100.00%	$177,933	100.00%	$52,606	100.00%

Interest-Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest-only payment terms. At September 30, 2018, the Company had $224.3 million in loans that had terms permitting interest-only payments. This represented 22.6% of the total loan portfolio. At December 31, 2017, the Company had $291.8 million in loans that had terms permitting interest-only payments. This represented 29.7% of the total loan portfolio. Recognizing the risk inherent with interest-only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest-only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $70.2 million, or 7.1% of total loans, at September 30, 2018 compared to $66.7 million, or 6.8% of total loans, at December 31, 2017. The Company’s ten largest customer relationships totaled $103.2 million, or 10.4% of total loans, at September 30, 2018 compared to $90.0 million, or 9.2% of total loans, at December 31, 2017. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended September 30, 2018 and 2017

General. During the third quarter of 2018, the Company had net income of $4.3 million as compared with net income of $1.8 million for the third quarter of 2017. Net income per common share for the third quarter of 2018 was $0.27, basic and diluted, compared with net income per common share of $0.15, basic and diluted, for the third quarter of 2017. Results of operations for the third quarter of 2018 were primarily impacted by an increase of $3.2 million in net interest income, and an increase in non-interest income of $288,000 and a decrease in the provision for loan losses of $661,000 versus the comparative three-month period in 2017. Noninterest expenses increased $1.4 million which were primarily related to increased personnel expense of $915,000, occupancy expenses of $294,000, information system expenses of $157,000, deposit insurance expense of $165,000, professional fees of $111,000, core deposit intangible amortization of $165,000 and other expenses of $155,000 which was partially offset by a reduction in merger related expenses of $278,000 and foreclosure related expenses of $322,000. The Company recorded a reverse provision of loan losses of $459,000 for the third quarter of 2018 compared to a provision of $202,000 in the third quarter of 2017. Net interest margin of 4.20% in the third quarter of 2018 increased 1 basis point from the same period in 2017.

Net Interest Income. Net interest income increased to $11.9 million for the third quarter of 2018 from $8.7 million for the third quarter of 2017. The Company’s total interest income was affected by the increase in loan balances due to growth. Average total interest-earning assets were $1.1 billion in the third quarter of 2018 compared with $826.6 million during the same period in 2017, while the yield on those assets increased 26 basis points from 4.84% to 5.09%, which was primarily due to the increase in rates on recently originated loans and accretion from acquired loans.

The Company’s average interest-bearing liabilities increased by $189.3 million to $820.2 million for the quarter ended September 30, 2018 from $630.9 million for the same period one year earlier, and the cost of those funds increased from 0.85% to 1.22%, or 37 basis points. During the third quarter of 2018, the Company’s net interest margin was 4.20% and net interest spread was 3.87%. In the same quarter ended one year earlier, net interest margin was 4.19% and net interest spread was 3.98%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. Historical loss rates are calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the third quarter of 2018, the Company recorded a reverse provision for loan losses of $459,000 based primarily on the release of qualitative loan factors associated with concentration ratios on CRE and Construction loans exceeding regulatory concentration guidelines and changes in other qualitative factors associated with the economy. The reduction in these concentration ratios occurred as a result of downstreaming $25.0 million in capital to the Bank from the common stock offering completed in August of 2018. The provision decreased approximately $661,000 compared to the provision for loan losses recorded in the third quarter of 2017. The Company periodically reviews and updates it qualitative factors for changes in current conditions. During the three months ended September 30, 2018, the Company added a new qualitative for risk grade accuracy and adjusted several other factors, including reducing the factors relating to concentrations for certain loan types given the secondary capital raise and the reduction in the North Carolina unemployment rate. The Company has seen a slight deterioration of credit metrics primarily related to past dues, non-accruals of acquired loans and TDRs during 2018 compared to the third quarter of 2017 and has incorporated appropriate qualitative factor adjustments. Management considers the allowance for loan losses to be appropriate.

Non-Interest Income. Non-interest income for the quarter ended September 30, 2018 was $1.1 million, an increase from $778,000 in the third quarter of 2017. Service charges on deposit accounts increased $72,000 to $309,000 for the quarter ended September 30, 2018 from $237,000 for the same period in 2017. Other non-deposit fees and income increased $107,000 from the third quarter of 2017 to the third quarter of 2018 due to the merger. Fees from presold mortgages increased non-interest income $109,000 in the third quarter of 2018. The Company did not sell any investment securities in the third quarter of 2018 or 2017.

Non-Interest Expenses. Non-interest expenses increased by $1.4 million to $7.8 million for the quarter ended September 30, 2018, from $6.4 million for the same period in 2017. The following are highlights of the significant categories of non-interest expenses during the third quarter of 2018 compared to the same period in 2017:

•	Personnel expenses increased $915,000 to $4.5 million, due to increased staff, employment taxes and benefits costs.
•	Foreclosed real estate-related expense decreased $322,000, primarily due to write downs taken in 2017 on a large real estate owned property.
•	There was an increase of $157,000 of information system expenses incurred in the third quarter of 2018 primarily due to the merger with Premara and larger customer base.
•	Professional fees increased by $111,000 to $322,000, due to additional volume acquired in the merger with Premara.
•	Deposit insurance expense increased $165,000, due to the merger with Premara.
•	Occupancy and equipment increased by $294,000 to $849,000, due to branch additions due to merger with Premara.

•	Merger expenses decreased by $278,000.
•	Other non-interest expenses increased by $155,000, primarily due to an increase in administrative related non-interest expenses related to the merger with Premara.

Provision for Income Taxes. The Company’s effective tax rate was 22.5% and 37.0% for the quarters ended September 30, 2018 and 2017, respectively. The effective tax rate for the third quarter of 2018 compared to the same quarter in 2017 was impacted by an adjustment to reduce the Company’s deferred tax asset resulting from enacted lower corporate tax rates for the State of North Carolina in 2017 and a federal tax rate reduction that took effect in 2018.

As of September 30, 2018 and December 31, 2017, the Company had a net deferred tax asset in the amount of $4.6 million and $4.5 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence including, among other things, recent earnings trends, projected earnings, and asset quality. As of September 30, 2018 and December 31, 2017, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

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

	For the quarter ended			For the quarter ended
	September 30, 2018			September 30, 2017
	(dollars in thousands)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans, gross of allowance	$978,928	$13,615	5.52%	$740,114	$9,615	5.15%
Investment securities	55,318	382	2.74%	56,058	319	2.26%
Other interest-earning assets	89,092	422	1.88%	30,423	143	1.86%
Total interest-earning assets	1,123,338	14,419	5.09%	826,595	10,077	4.84%

Other assets	104,921			88,391

Total assets	$1,228,259			$914,986
Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$310,697	338	0.43%	$218,567	140	0.25%
Time deposits over $100,000	318,822	1,282	1.60%	268,419	759	1.12%
Other time deposits	115,796	383	1.31%	95,595	251	1.04%
Borrowings	74,916	527	2.79%	48,337	207	1.70%

Total interest-bearing liabilities	820,231	2,530	1.22%	630,918	1,357	0.85%

Non-interest-bearing deposits	240,859			171,588
Other liabilities	4,370			2,943
Shareholders' equity	162,799			109,537

Total liabilities and shareholders' equity	$1,228,259			$914,986

Net interest income/interest rate spread (taxable-equivalent basis)		$11,889	3.87%		$8,720	3.98%

Net interest margin (taxable-equivalent basis)			4.20%			4.19%

Ratio of interest-earning assets to interest-bearing liabilities	136.95%			131.01%

Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$11,889			$8,720
Less:
taxable-equivalent adjustment		(37)			(35)

Net Interest Income		$11,852	4.19%		$8,685	4.17%

Comparison of Results of Operations for the

Nine months ended September 30, 2018 and 2017

General. During the first nine months of 2018, the Company had net income of $9.3 million as compared with net income of $5.2 million for the first nine months of 2017. Net income per share for the first nine months of 2018 was $0.64 for basic and $0.63 diluted, compared with net income per share of $0.45, basic and diluted, for the first nine months of 2017. Results of operations for the first nine months of 2018 compared to 2017 were primarily impacted by an increase of $10.5 million in net interest income, a decrease in provision for loan losses of $852,000, an increase of $1.2 million in non-interest income and an increase in non-interest expenses of $8.5 million. Net interest margin of 4.29% in the first nine months of 2018 increased 9 basis points from the same period in 2017.

Net Interest Income. Net interest income increased to $35.5 million for the first nine months of 2018 from $25.0 million for the first nine months of 2017. The Company’s total interest income was affected by the increase in loan balances. Average total interest-earning assets were $1.1 billion for the first nine months of 2018 compared with $801.0 million during the same period in 2017, while the yield on those assets increased 31 basis points from 4.80% to 5.11%, which was primarily due to the increase in rates on recently originated loans and accretion from acquired loans.

The Company’s average interest-bearing liabilities increased by $222.9 million to $830.1 million for the nine months ended September 30, 2018 from $607.2 million for the same period one year earlier and the cost of those funds increased from 0.79% to 1.10%, or 31 basis points. During the first nine months of 2018, the Company’s net interest margin was 4.29% and net interest spread was 4.01%. In the same period ended one year earlier, net interest margin was 4.20% and net interest spread was 4.00%. The increase in the volume of loans over deposits were the primary drivers of a higher net interest margin in 2018.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. Historical loss rates are calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the first nine months of 2018, the Company recorded a provision for loan losses of $239,000 compared to $1.1 million in the first nine months of 2017. This reduction was based primarily on the release of qualitative loan factors associated with concentration ratios on CRE and Construction loans exceeding regulatory concentration guidelines. The reduction in these concentration ratios occurred as a result of downstreaming $25.0 million in capital to the Bank from the common stock offering completed in August of 2018. The provision decreased approximately $852,000 compared to the provision for loan losses recorded in the first nine months of 2017. The Company periodically reviews and updates it qualitative factors for changes in current conditions. During the three months ended September 30, 2018, the Company added a new qualitative for risk grade accuracy and adjusted several other factors, including reducing the factors relating to concentrations for certain loan types given the secondary capital raise and the reduction in the North Carolina unemployment rate. The Company has seen a slight deterioration of credit metrics primarily related to past dues, non-accruals and TDRs during 2018 compared to the same period of 2017, however management considers the allowance for loan losses to be appropriate.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2017 was $3.5 million, an increase of $1.2 million from the first nine months of 2017. Service charges on deposit accounts increased $162,000 to $830,000 for the nine months ended September 30, 2018 from $668,000 for the same period in 2017, primarily due to the merger with Premara. Other non-deposit fees and income increased $716,000 from the first nine months of 2017 to the first nine months of 2018, primarily due to increases in debit card activity associated with the additional customers from Carolina Premier Bank. Fees from presold mortgages increased non-interest income $293,000 in the nine months of 2018. The Company did not sell any investment securities during the first nine months of 2018 or 2017.

Non-Interest Expenses. Non-interest expenses increased by $8.5 million to $26.7 million for the nine months ended September 30, 2018, from $18.2 million for the same period in 2017. The following are highlights of the significant categories of non-interest expenses during the first nine months of 2018 versus the same period in 2017:

•	Personnel expenses increased $3.2 million to $13.9 million, due to additions in staff, employment taxes and benefit costs.
•	Occupancy and equipment expenses increased by $979,000 due to branches acquired from the merger with Premara.
•	CDI amortization expense increased by $521,000 in the first nine months of 2018 due to the merger.
•	Deposit insurance expense increased $395,000 due to the merger with Premara.
•	Information systems expense increased $1.2 million due to compliance, cybersecurity initiatives and additional customers acquired in the merger with Premara.
•	Merger related expenses increased by $1.5 million due merger with Premara.
•	Foreclosed real estate decreased $210,000 due to write downs on a large property in 2017.
•	Other non-interest expenses increased by $637,000, due to small increases in several categories of other non-interest expenses primarily related to the merger with Premara.

Provision for Income Taxes. The Company’s effective tax rate was 22.4% and 34.7% for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate was impacted by an adjustment resulting from enacted lower corporate tax rates for the State of North Carolina in 2017 plus a federal tax rate reduction resulting from the passage of the Tax Cuts and Jobs Act in December 2017.

As of September 30, 2018 and December 31, 2017, the Company had a net deferred tax asset in the amount of $4.6 million and $4.5 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence including, among other things, recent earnings trends, projected earnings, and asset quality. As of September 30, 2018 and December 31, 2017, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

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

	For the nine months ended			For the nine months ended
	September 30, 2018			September 30, 2017
	(dollars in thousands)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans, gross of allowance	$976,862	$40,315	5.52%	$708,865	$27,391	5.17%
Investment securities	59,139	1,153	2.61%	58,788	998	2.27%
Other interest-earning assets	73,821	940	1.70%	33,308	350	1.40%
Total interest-earning assets	1,109,822	42,408	5.11%	800,961	28,739	4.80%

Other assets	105,644			85,622

Total assets	$1,215,466			$886,583
Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$317,303	977	0.41%	$214,174	360	0.22%
Time deposits over $100,000	326,037	3,453	1.42%	246,208	1,950	1.06%
Other time deposits	115,028	1,055	1.23%	92,675	699	1.01%
Borrowings	71,771	1,321	2.46%	54,183	592	1.46%

Total interest-bearing liabilities	830,139	6,806	1.10%	607,240	3,601	0.79%

Non-interest-bearing deposits	232,366			168,493
Other liabilities	6,300			3,879
Shareholders' equity	146,661			106,971

Total liabilities and shareholders' equity	$1,215,466			$886,583

Net interest income/interest rate spread (taxable-equivalent basis)		$35,602	4.01%		$25,138	4.00%

Net interest margin (taxable-equivalent basis)			4.29%			4.20%

Ratio of interest-earning assets to interest-bearing liabilities	133.69%			131.90%

Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$35,602			$25,138
Less:
taxable-equivalent adjustment		(117)			(103)

Net Interest Income		$34,485	4.27%		$25,035	4.18%

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 14.1% of total assets at September 30, 2018 and increased as compared to 10.5% as of December 31, 2017. This increase in liquid assets to total assets resulted primarily from investment pay-downs and maturities, long-term borrowings and our recent capital raise.

The Company has been a net seller of federal funds and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Federal funds sold was $0 at September 30, 2018. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of September 30, 2018, the Company had existing credit lines with other financial institutions to purchase up to $174.7 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $139.9 million of qualifying loans is pledged to the FHLB to secure borrowings. At September 30, 2018, the Company had $56.0 million in FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At September 30, 2018, in addition to FHLB advances, total borrowings consisted of junior subordinated debentures of $12.4 million.

Total deposits were $974.2 million at September 30, 2018. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 43.3% of total deposits at September 30, 2018. Time deposits of $250,000 or more represented 11.9% of the Company’s total deposits at September 30, 2018. At quarter-end, the Company had $56.1 million in brokered time deposits and no brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. The Common Equity Tier 1 risk-based ratio does not include limited life components such as trust preferred securities and SBLF preferred stock in this calculation. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 16.4% at September 30, 2018.

As the following table indicates, at September 30, 2018, the Company and the Bank both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
Select Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	18.91%	8.00%
Tier 1 risk-based capital ratio	18.04%	6.00%
Leverage ratio	15.73%	4.00%
Common equity Tier 1 risk-based capital ratio	16.89%	4.50%

		Regulatory
	Actual	Minimum	Well-Capitalized
Select Bank & Trust	Ratio	Requirement	Requirement

Total risk-based capital ratio	15.08%	8.00%	10.00%
Tier 1 risk-based capital ratio	14.21%	6.00%	8.00%
Leverage ratio	12.39%	4.00%	5.00%
Common equity Tier 1 risk-based capital ratio	14.21%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of September 30, 2018. During the third quarter of 2018 the Company completed a common stock offering netting $59.8 million which resulted in an increase in capital ratios for the holding company. Shortly after the receipt of the common stock offering proceeds, $25.0 million was downstreamed to the Bank increasing its capital ratios.

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

	September 30, 2018
(dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total

Time deposits	$352,936	$57,182	$11,265	$-	$421,383
Short-term borrowings	11,002	-	-	-	11,002
Long-term debt	-	20,000	25,000	12,372	57,372
Operating leases	1,234	1,568	996	73	3,871
Total contractual obligations	$365,172	$78,750	$37,261	$12,445	$493,628

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of June 30, 2018.

	June 30, 2018
(Dollars in thousands)	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	16.7%	6.3%
+ 3.0%	13.1	5.3
+ 2.0%	9.3	4.1
+ 1.0%	4.9	2.4
No change	-	-
- 1.0%	(5.1)	(3.7)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures under the Securities Exchange Act of 1934, or the Exchange Act.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the third quarter of 2018. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter of 2018 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(c) Repurchases

The Company announced a repurchase program on August 31, 2016, by which management was authorized to repurchase up to 581,518 shares of Company common stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the three-month period covered by this Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, in XBRL (eXtensible Business Reporting Language)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: November 8, 2018	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: November 8, 2018	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer

