Form 10-K
period 2018-12-31
SELECT BANCORP, INC.
filed 2019-03-15
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $163,572,298.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date: 19,327,085 shares outstanding as of March 11, 2019.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

The Bank was incorporated on May 19, 2000 as a North Carolina-chartered commercial bank, opened for business on May 24, 2000, and has its main office located at 700 West Cumberland Street, Dunn, North Carolina.

The Bank operates for the primary purpose of serving the banking needs of individuals and small to medium-sized businesses in its market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer, mortgage and personal loans, and other associated financial services.

Primary Market Area

The Registrant’s market area consists of portions of central and eastern North Carolina which includes Alamance, Beaufort, Brunswick, Carteret, Cumberland, Harnett, Mecklenburg, New Hanover, Pasquotank, Pitt, Robeson, Sampson, Wake and Wayne counties and portions of northwestern South Carolina in Cherokee, Pickens and York counties. The Bank’s main office is in Dunn, North Carolina, and it has branch offices in Burlington, Charlotte, Clinton, Elizabeth City, Fayetteville, Goldsboro, Greenville, Leland, Lillington, Lumberton, Morehead City, Raleigh, Washington and Wilmington, North Carolina. The Bank’s South Carolina branch offices are located in Rock Hill, Blacksburg and Six Mile, South Carolina.  The Registrant’s market area has a population of over 3.7 million with an average household income of over $47,000.

Total deposits in the Registrant’s market area exceeded $243 billion at June 30, 2018.  The leading economic components of Alamance County, North Carolina, are healthcare and education with the largest employers being LabCorp, the public school system, the Alamance Regional Medical Center and Elon University. In Beaufort County, North Carolina, the top employers are the Beaufort County Schools, PCS Phosphate Company, Vidant Medical Center and other manufacturing facilities and public administration. Brunswick County North Carolina’s leading industries are education, public administration with the County of Brunswick, and Progress Energy. In Carteret County, North Carolina, public services are the leading economic factors such as education, health services and public administration (the leading employers) followed by major retailers including Wal-Mart, Lowes Home Improvement, Food Lion and Big Rock Sports LLC, an outdoor sporting goods distributor. Cumberland County, North Carolina’s leading sector is the Department of Defense with extensions of the Army, Navy and Air Force located there, followed by Cumberland County School System, Cape Fear Valley Health Systems, a Wal-Mart distribution Center, county and city administration and Goodyear Tire manufacturing facility. The U.S. Department of Veteran’s Affairs and Fayetteville Technical Community College also employ over 1,000 in Cumberland County. In Harnett County, North Carolina, a top economic sector is education including top employers Harnett County Schools, Campbell University then also other large employers like Food Lion distribution center, public administration, Betsy Johnson Memorial Hospital and a Carlie C’s Operation center. In Mecklenburg County, education, financial activities and health services are leading industries. The Atrium Healthcare (FKA Carolinas Health Care) and school systems are top employers along with Wells Fargo and Bank of America. Transportation is also a leading industry in Mecklenburg County with American Airlines as a top employer. In New Hanover County, North Carolina, education, health services and government offices are leaders in the economy. New Hanover Regional Medical Center, the school system and the University of North Carolina at Wilmington are the largest employers along with PPD Development, a pharmaceutical company. In Pasquotank County, North Carolina, education (including the local school system and Elizabeth City State University), health services (specifically top employer Sentara Internal Medicine) and the U.S. Department of Homeland Security through the U.S. Coast Guard base in Elizabeth City are top employers. Pitt County, North Carolina, has a mix of education and health services employers and still relies heavily on manufacturing with over 2,000 jobs attributable to NACCO Materials Handling Group and Patheon Manufacturing Services as well as being home to East Carolina University and Vidant Medical Center. In Robeson County, North Carolina, leading sectors include education, health services, and manufacturing with Mountaire Farms of N.C. employing over 1,000 citizens.  Robeson County is also home to UNC Pembroke and the Campbell Soup Supply Company.  In Sampson County, North Carolina, leading sectors include education, manufacturing, agriculture and natural resources with top employers including Smithfield Foods, Prestage Farms and Hog Slat.  In Wake County, North Carolina, leading sectors include government, education, healthcare, and technology with education leading the pack with the top employers being Wake County Public Schools, NC State University, and 3 teaching hospitals in the area.  Wayne County North Carolina’s leading areas are education, healthcare and retail trade including employers the local school system and Wayne Memorial Hospital. In South Carolina’s Cherokee County education, local government and manufacturing are leading industries. The local school system, Timken and Nestle are among the largest employers. In Pickens County, South Carolina, state government and education are leading the economy with both the state government offices and Clemson University among the largest employers. In York County, South Carolina, the financer industry, retail and healthcare are leading economic components Including LPL Financial, Wells Fargo Mortgage, Piedmont Medical Center and Ross Stores Distribution center.

Competition

Commercial banking in the North Carolina and South Carolina markets in which the Bank operates is extremely competitive. The Registrant competes in its market areas with some of the largest banking organizations in the state and country as well as other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions. It also competes against consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the Registrant’s competitors have broader geographic markets and higher lending limits than the Registrant and are also able to provide more services and make greater use of advertising.  As of June 30, 2018, data provided by the FDIC Deposit Market Share Report indicated that, within the Registrant’s market area, there were 943 offices of insured depository institutions (39 in Alamance County, 14 in Beaufort County, 37 in Brunswick County, 24 in Carteret County, 56 in Cumberland County, 23 in Harnett County, 232 in Mecklenburg County, 66 in New Hanover, 12 in Pasquotank County, 41 in Pitt County, 28 in Robeson County, 14 in Sampson County, 251 in Wake County and 25 in Wayne County, all in North Carolina and 10 in Cherokee County, 28 in Pickens County and 43 in York County, South Carolina), including offices of the Bank.

Many out-of-state commercial banks have recently acquired a number of North Carolina and South Carolina banks and further heightened the competition among banks in the markets served.

Despite the competition in its market areas, the Registrant believes that it has certain competitive advantages that distinguish it from its competition. The Registrant believes that its primary competitive advantages are its strong local identity and affiliation within the community and its emphasis on providing specialized services to small and medium-sized business enterprises as well as professional and upper-income individuals. The Registrant offers customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. The Registrant offers many personalized services and intends to attract customers by being responsive and sensitive to their individualized needs. The Registrant also relies on goodwill and referrals from shareholders and satisfied customers as well as traditional marketing media to attract new customers. To enhance a positive image in the community the Registrant supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Employees

As of December 31, 2018, the Registrant employed 205 full time equivalent employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes relations with its employees to be good.

Where to Find Additional Information About the Company

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are also available at the SEC’s website at http://www.sec.gov and through the “Investor Relations” section of our website (www.selectbank.com).

Regulation

Regulation of the Bank

General. The Bank is a North Carolina chartered commercial bank and its deposit accounts are insured by the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to supervision, examination and regulation by the North Carolina Office of the Commissioner of Banks (“Commissioner”) and the FDIC. It is subject to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, dividends, mergers, subsidiary investments and establishment of branch offices. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition and is required to obtain regulatory approval prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

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

State Law. The Bank is subject to extensive supervision and regulation by the Commissioner. The Commissioner oversees state laws that set specific requirements for bank capital and deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail its resources, assets, liabilities and financial condition. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches. The primary state banking laws to which the Bank is subject are set forth in Chapters 53C and 53 of the North Carolina General Statutes. Certain provisions of the North Carolina Business Corporation Act are also applicable to the Bank, as a North Carolina banking corporation.

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

Economic Growth, Regulatory Relief, and Consumer Protection Act. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law, which amended provisions of the Dodd-Frank Act and was intended to ease, and better tailor, regulation, particularly with respect to smaller-sized institutions such as the Registrant. EGRRCPA’s highlights include, among other things: (i) exempts banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) clarifies that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (iv) raises eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (v) simplifies capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well capitalized status. In addition, the Federal Reserve Board was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities and not having a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the Securities and Exchange Commission. Consistent with EGRRCPA, the Federal Reserve passed an interim final rule that became effective on August 30, 2018, to increase the asset threshold to $3 billion for qualifying for such policy statement.

2017 Executive Order. On February 3, 2017, the President of the United States issued an executive order identifying “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017, October 26, 2017, and July 31, 2018, respectively, the U.S. Department of the Treasury issued four separate reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets, the U.S. asset management and insurance industries, and nonbank financial institutions. The extent to which this executive order may ultimately result in changes to financial services laws, regulations, and policies applicable to us is not currently known.

Deposit Insurance. The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund (“DIF”) of the FDIC. The standard FDIC insurance coverage amount is $250,000 per depositor. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The primary purposes of the DIF are: (1) to insure the deposits and protect the depositors of insured banks and (2) to resolve failed banks. The DIF is funded mainly through quarterly assessments on insured banks, but also receives interest income on its securities. The DIF is reduced by loss provisions associated with failed banks and by FDIC operating expenses. The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio” or “DRR”). The DRR is expressed as a percentage of insured deposits. The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the DRR at 2.0%, which acts as a floor rather than a ceiling on the DRR.

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities, which for established small institutions like the Bank (i.e., those institutions with less than $10 billion in assets and insured for five years or more), is generally determined by reference to the institution’s supervisory ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011, the FDIC issued a new regulation implementing these revisions to the assessment system. The regulation went into effect April 1, 2011.

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

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework that addresses shortcomings in certain capital requirements. The FDIC adopted a substantially similar interim final rule on July 9, 2013. The capital rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.

The major provisions of the rule applicable to us are:

•	The rule implemented higher minimum capital requirements, including a new common equity Tier1 capital requirement, and established criteria that instruments must meet in order to be considered Common Equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. The minimum capital to risk-weighted assets (“RWA”) requirements under the rule are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The rule maintains the general structure of the current prompt corrective action, or PCA, framework while incorporating these increased minimum requirements.

•	The rule implemented changes to the definition of capital, including stricter eligibility criteria for regulatory capital instruments that disallows the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward (subject to certain exceptions discussed below), and new constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions.

•	Under the rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer is intended to help ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The minimum capital requirements plus the capital conservation buffer exceed the PCA well capitalized thresholds (discussed below).

•	The rule also increased the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and made selected other changes in risk weights and credit conversion factors.

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

Community Bank Leverage Ratio. As discussed above, in May 2018, EGRRCPA became law, which directs the federal banking agencies (which includes the FDIC, Federal Reserve Board, and Office of the Comptroller of the Currency, or OCC) to develop a community bank leverage ratio (“CBLR”) of not less than 8 percent and not more than 10 percent for qualifying community banking organizations. EGRRCPA defines a qualifying community banking organization as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion, which would include the Registrant and its banking subsidiary. A qualifying community banking organization that exceeds the CBLR level established by the agencies is considered to have met: (i) the generally applicable leverage and risk-based capital requirements under the agencies’ capital rule (see discussion above under “Regulation of the Bank – Capital Requirements”); (ii) the capital ratio requirements in order to be considered well capitalized under the agencies’ PCA framework (in the case of insured depository institutions) (see discussion below under subheading, “Prompt Corrective Action”); and (iii) any other applicable capital or leverage requirements. Section 201 of EGRRCPA defines the CBLR as the ratio of a banking organization’s CBLR tangible equity to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filing.

In November 2018, the agencies issued a notice of proposed rulemaking that would establish the CBLR at 9 percent. Under the proposal, a qualifying community banking organization may elect to use the CBLR framework if its CBLR is greater than 9 percent. A qualifying community banking organization that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements. A bank would also be considered to have met the capital ratio requirements to be well capitalized for the agencies' prompt corrective action rules provided it has a CBLR greater than 9 percent. The Registrant will continue to evaluate the CBLR capital framework as the proposed rule makes its way through the agency rulemaking process.

Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior regulatory approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution’s ratio of tangible capital to total assets falls below the “critical capital level” established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

As discussed above, on July 2, 2013, the Federal Reserve Board, and on July 9, 2013, the FDIC, adopted a final rule that implemented the Basel III changes to the international regulatory capital framework, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and (subject to certain exceptions not applicable to the Registrant) their holding companies.

The Basel III Rules include new risk-based and leverage capital ratio requirements which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Registrant and the Bank under the Basel III Rules are: (i) a common equity Tier 1 risk-based capital ratio of 4.5 percent; (ii) a Tier 1 risk-based capital ratio of 6 percent (increased from 4 percent); (iii) a total risk-based capital ratio of 8 percent (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4 percent for all institutions. Common equity Tier 1 capital consists of retained earnings and common stock instruments, subject to certain adjustments.

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

The following table shows the Bank’s actual capital ratios and the required capital ratios for the various prompt corrective action categories as of December 31, 2018.

						Regulatory
			Adequately		Significantly	Minimum
	Actual	Well Capitalized	Capitalized	Undercapitalized	Undercapitalized	Requirement
Total risk-based capital ratio	15.45%	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%	11.50% or more
Tier 1 risk-based capital ratio	14.63%	8.0% or more	6.0% or more	Less than 6.0%	Less than 4.0%	8.00% or more
Common equity Tier 1 risk-based capital ratio	14.63%	6.5% or more	4.5% or more	Less than 4.50%	Less than 3.0%	8.00% or more
Leverage ratio	12.42%	5.0% or more	4.0% or more *	Less than 4.0% *	Less than 3.0%	8.00% or more

* 3.0% if institution has the highest regulatory rating and meets certain other criteria.

A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. See Note M of the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K for additional discussion of regulatory capital.

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA PATRIOT Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions. The Bank's loan and deposit operations are both subject to the Bank Secrecy Act, which governs how banks and other financial institutions report certain currency transactions and maintain appropriate safeguards against “money laundering” activities, including customer due diligence processes.

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

Privacy. Financial institutions are required by the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 to disclose their policies for collecting and protecting confidential customer information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers. The Bank has established a privacy policy that it believes promotes compliance with these federal requirements.

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

The Bank’s CRA rating would be a factor to be considered by the Federal Reserve Board and the FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than “satisfactory,” could result in the denial of such applications. During the Bank’s last compliance examination, the Bank received a satisfactory rating with respect to CRA compliance.

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $3.3 million at December 31, 2018. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the Federal Reserve Board, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $15.2 million up to $110.2 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2018, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the Bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 17.86% of total deposits and short-term borrowings at December 31, 2018, which management believes is adequate.

Dividend Restrictions. Under FDIC regulations, the Bank may not pay a dividend if, after the payment of the dividend, the Bank would be undercapitalized pursuant to the agencies’ prompt corrective action (PCA) regulations. Moreover, institutions that are poorly rated or subject to written supervisory actions often are specifically directed not to pay dividends in order to ensure adequate capital exists to support their risk profile. The Bank would also be subject to restrictions on paying dividends it its capital conservation buffer fell below 2.5%.

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. In addition, the Bank has an internal policy that loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank. Under the internal policy, the Bank’s loans to one borrower were limited to $10.5 million at December 31, 2018.

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

The Volcker Rule. Under provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” certain limitations are placed on the ability of bank holding companies and their affiliates to engage in sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. The Volcker Rule, which became fully effective in July 2015, has not had a material impact on the Bank or the Registrant. Further, pursuant to EGRRCPA enacted in May 2018, community banks are excluded from the restrictions of the Volcker Rule if (i) the community bank, and every entity that controls it, has total consolidated assets equal to or less than $10 billion and (ii) trading assets and liabilities of the community bank, and every entity that controls it, are equal to or less than five percent of its total consolidated assets.

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

The Registrant is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Registrant’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” and “well managed” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

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

Cross Guaranty Liability. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, or FIRREA, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default.

Transactions with Affiliates.

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

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies. Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. While the Dodd-Frank Act contemplated additional regulatory action to be taken related to incentive compensation, the administrative agencies have not yet adopted the contemplated regulations.

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

Item 1A – RISK FACTORS

An investment in the Registrant’s common stock involves certain risks. The following discussion highlights the risks that management believes are material for the Registrant, but does not necessarily include all the risks that we may face. Additional risks and uncertainties that are not currently known or that management does not currently deem material could also have a material adverse impact on our business, results of our operations and financial condition. As a result, the trading price of our common stock could decline, and you could lose some or all of your investment. You should carefully consider the risk factors and uncertainties described below and elsewhere in this Report in evaluating an investment in the Registrant’s common stock.

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

In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulators, the FDIC and the Commissioner, as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of either of these regulators after a review of the information available at the time of their examination. Our allowance for loan losses amounted to $8.7 million and $8.8 million, or 0.88% and 0.90% of total loans outstanding and 75% and 127% of nonperforming loans, at December 31, 2018 and 2017, respectively. See Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note E to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K, for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.

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

A decline in local economic conditions could adversely affect the values of real property used as collateral for our loans. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. At December 31, 2018, approximately 91.3% of the Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If the value of real estate in our market area were to decline materially, a significant portion of our loan portfolio could become under collateralized and/or cause us to realize a loss in the event of a foreclosure. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

A significant portion of our loan portfolio consists of loans for commercial real estate and construction, which carry greater historical credit risk than residential mortgage loans.

We originate commercial real estate loans and commercial and industrial loans, most often secured by commercial properties and construction loans primarily within our market area. These loans tend to involve larger loan balances to a single borrower or groups of related borrowers, more complex underlying collateral, and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than residential real estate loans for the following reasons:

•	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2018, commercial real estate loans were approximately 46.4% of the Bank’s total loan portfolio.

•	Construction Loans. Repayment is dependent on completion of the project and the subsequent financing of the completed project as a commercial real estate or residential real estate loan, and in some instances on the rent or sale of the underlying project. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2018, construction loans were approximately 17.3% of the Bank’s total loan portfolio.

•	Commercial and Industrial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be more difficult to liquidate than residential real estate, or fluctuate in value based on the success of the business. As of December 31, 2018, commercial and industrial loans were approximately 7.6% of the Bank’s total loan portfolio.

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

We originate fixed and adjustable rate loans secured by one-to-four family residential real estate. As of December 31, 2018, we had $159.6 million in residential mortgage loans, which represented 16.2% of our total loan portfolio. The residential loans in our loan portfolio are sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Residential loans with high combined loan-to-value ratios generally are more sensitive and may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which could in turn adversely affect our financial condition and results of operations.

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

We may be forced to foreclose on the collateral property securing our loans and own the underlying real estate, which may subject us to the increased risks and costs associated with the ownership of real property.

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

Our acquisition of other financial institutions, or parts of other institutions, such as with branch acquisitions, involves a number of risks, including the risk that:

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee of the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits. The Federal Reserve has started to gradually increase rates after maintaining rates at historically low levels during the financial crisis and its aftermath. If the Bank is unsuccessful in managing the effects of changes in interest rates, the financial condition and results of operations could suffer. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to the accounting rules and regulations of the Securities and Exchange Commission (the “SEC”) and the Financial Accounting Standards Board (the “FASB”). From time to time, the SEC and the FASB update accounting principles generally accepted in the United States that govern the preparation of our financial statements. These updates may require extraordinary efforts or additional costs to implement. Any of these rules or regulations may be modified or changed from time to time, and there can be no assurance that such modifications or changes will not adversely affect us. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates are incorrect, we may experience unexpected material adverse consequences that could negatively affect our business, results of operations and financial condition.

The FASB has issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

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

The new CECL standard will become effective for us on January 1, 2020. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. Since the magnitude of the anticipated change in the allowance for loan losses will be impacted by economic conditions and trends in the loan portfolio at the time of adoption, we cannot yet reasonably determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

We may be required to raise additional capital in the future, including to comply with minimum capital thresholds established by our regulators, but that capital may not be available when it is needed and could be dilutive to our existing shareholders, which could adversely affect our financial condition and results of operations.

Bank holding companies and federally insured banks are required to maintain minimum levels of regulatory capital. Compliance by the Registrant and the Bank with these capital requirements affects our business by increasing the amount of capital required to conduct operations. In order to support the operations at the Bank, we may need to raise capital in the future. Our ability to raise capital will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we may be unable to raise capital on terms acceptable to us, if at all. If we cannot raise capital when needed, our ability to operate or further expand our operations could be materially impaired. In addition, if we decide to raise equity capital under such conditions, the interests of our shareholders could be diluted.

We may need additional access to capital, which we may be unable to obtain on attractive terms or at all.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments, for future growth, to fund losses or additional provisions for loan losses in the future, or to strengthen our capital ratios. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our stock price could be negatively affected. In addition, if we decide to raise additional equity capital, our current shareholders’ interests could be diluted.

We are subject to liquidity risk that may affect our ability to meet our obligations and fund our operations.

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

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our customers with non-affiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions) and (iii) requires we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2018 and 2017, we had a net deferred tax asset of $3.7 million and $4.5 million, respectively. A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of the total deferred tax asset will not be realized. In assessing the future ability of the Company to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company will continue to monitor its deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations, or other factors could impact the realization of the deferred tax asset in the future. If we are unable to realize the full benefit of the deferred tax assets, it could negatively impact our results of operations.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have goodwill recorded on our balance sheet as an asset with a carrying value as of December 31, 2018 of $24.6 million. Under GAAP, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values. The Bank is our only reporting unit. The price of our common stock is one of several factors available for estimating the fair value of our reporting units. Although the price of our common stock is currently trading above book value, it has traded below book value in the past and may do so again in the future. Subject to the results of other valuation techniques, if this situation were to return and persist, it could indicate that a portion of our goodwill is impaired. Accordingly, for this reason or other reasons that indicate that the goodwill at any of our reporting units is impaired, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.

We may not be able to effectively compete with larger financial institutions for business.

Commercial banking in North Carolina and South Carolina is extremely competitive. The Bank competes with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of these competitors have broader geographic markets, higher lending limits, more services, and more media advertising than we do. We may not be able to compete effectively in our markets, and our results of operations could be adversely affected by the nature or pace of change in competition.

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

Our ability to pay cash dividends on our securities is limited and we may be unable to pay future dividends.

We have not historically paid cash dividends on our common stock, and we may not declare or pay dividends on our securities, including our common stock, in the future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant. The holders of our capital stock are entitled to receive dividends when, and if, declared by our board of directors out of funds legally available for that purpose. As part of our consideration of whether to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the current policy of the Federal Reserve that bank holding companies should pay cash dividends on capital stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the Bank, which, in turn, will be highly dependent upon the Bank’s historical and projected results of operations, liquidity, cash flows and financial condition, as well as various legal and regulatory prohibitions and other restrictions on the ability of the Bank to pay dividends, extend credit or otherwise transfer funds to us.

Our stock price might fluctuate significantly, which could cause the value of your investment in our common stock to decline, and you might not be able to resell your shares at a price at or above the public offering price.

Since January 1, 2016, the price of our common stock, as reported by NASDAQ Global Market, has ranged from a low closing sale price of $7.70 on January 5, 2016, to a high closing sale price of $14.05 on July 9, 2018. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our results of operations. Factors that impact the market for our stock include:

•	our operating performance and the operating performance of similar companies;
•	the overall performance of the equity markets;
•	prevailing interest rates;
•	economic, financial, geopolitical, regulatory or judicial events affecting us or the financial markets generally;
•	the market for similar securities;
•	announcements by us or our competitors of acquisitions, business plans, or commercial relationships;
•	threatened or actual litigation;
•	changes in the composition of our board of directors or management;
•	publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	whether we declare dividends on our common stock from time to time;
•	our creditworthiness;
•	the ratings given to our securities by credit rating agencies, if any;
•	large volumes of sales of our shares of common stock by existing shareholders; and
•	general political and economic conditions.

In addition, the stock market in general, and the market for banks and financial services companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. During the financial crisis of 2008–2009, financial institution stocks saw significant loss of value, with some stocks losing all their value due to the failure or bankruptcy of the issuer. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results, and financial condition.

We are subject to extensive regulation, and ownership of our common stock may have regulatory implications for holders thereof.

We are subject to extensive federal and state banking laws, including the Bank Holding Company Act of 1956, as amended (the “BHCA”), and federal and state banking regulations, that will impact the rights and obligations of owners of our common stock, including, for example, our ability to declare and pay dividends on our common stock. Shares of our common stock are voting securities for purposes of the BHCA and any bank holding company or foreign bank that is subject to the BHCA may need approval to acquire or retain more than 5% of the then-outstanding shares of our common stock, and any holder (or group of holders deemed to be acting in concert) may need regulatory approval to acquire or retain 10% or more of the shares of our common stock. A holder or group of holders may also be deemed to control us if they own 25% or more of our total equity. Under certain limited circumstances, a holder or group of holders acting in concert may exceed the 25% percent threshold and not be deemed to control us until they own 33% percent or more of our total equity. The amount of total equity owned by a holder or group of holders acting in concert is calculated by aggregating all shares held by the holder or group, whether as a combination of voting or non-voting shares or through other positions treated as equity for regulatory or accounting purposes and meeting certain other conditions. Holders of our common stock should consult their own counsel with regard to regulatory implications of acquiring shares of our common stock.

Holders should not expect us to redeem outstanding shares of our common stock.

Our common stock is a perpetual equity security. This means that it has no maturity or mandatory redemption date and will not be redeemable at the option of the holders. Any decision we may make at any time to propose the repurchase or redemption of shares of our common stock will depend upon, among other things, our evaluation of our capital position, the composition of our shareholders’ equity, general market conditions at that time and other factors we deem relevant. Our ability to redeem shares of our common stock is subject to regulatory restrictions and limitations, including those of the Federal Reserve.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect the rights of the holders of our common stock, which could depress the price of our common stock.

Our articles of incorporation authorize us to issue up to 5,000,000 shares of one or more series of preferred stock. Our board of directors, in its sole discretion, has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series, the designation of such series, and the dividend rate for each series, without any further vote or action by our shareholders. Our preferred stock may be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

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

Office Location	Year Opened	Approximate Square Footage	Owned or Leased

Select Bank & Trust Main Office 700 West Cumberland Street Dunn, NC 28334	2001	12,600	Owned

Blacksburg Office 203 W Cherokee Street Blacksburg, SC 29702	2017	2,898	Owned

Burlington Office 3158 South Church Street Burlington, NC 27217	2015	5,056	Owned

Charlotte Office 13024 Ballantyne Corporate Place Charlotte, NC 28277	2017	15,191	Leased

Clinton Office 111 Northeast Boulevard Clinton, NC 28328	2008	3,100	Owned

Elizabeth City Office 416 Hughes Boulevard Elizabeth City, NC 27909	2014	3,229	Owned

Fayetteville Office 2818 Raeford Road Fayetteville, NC 28303	2004	10,000	Owned

Goldsboro Office 431 North Spence Avenue Goldsboro, NC 27534	2005	6,300	Owned

Greenville Charles Blvd Office 3600 Charles Blvd. Greenville, NC 27858	2014	6,860	Owned

Leland Office 1101 New Pointe Boulevard Leland, NC 28451	2015	3,731	Owned

Lillington Office 818 McKinney Parkway Lillington, NC 27546	2007	4,500	Owned

Lumberton Office 4400 Fayetteville Road Lumberton, NC 28358	2006	3,500	Owned

Morehead City Office 168 N.C. 24 Morehead City, NC 28577	2015	3,731	Leased

Raleigh Office 4505 Falls of Neuse Road, Suite #100 Raleigh, NC 27609	2016	6,538	Leased

Rock Hill Office 201 Oakland Avenue Rock Hill, SC 29730	2017	2,030	Leased

Six Mile Office 115 N Main Street Six Mile, SC 29682	2017	700	Leased

Washington Office 155 North Market Street, Suite 103 Washington, NC 27889	2014	1,126	Leased

Wilmington Office 1001 Military Cutoff Road, Suite 100 Wilmington, NC 28405	2017	8,500	Leased

Operations Center 861 Tilghman Drive Dunn, NC 28335	2010	7,500	Owned

Operations Center - Annex 863 Tilghman Drive Dunn, NC 28335	2010	5,000	Owned

Item 3 – Legal Proceedings

In the ordinary course of operations, the Registrant and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2018, there were no material pending legal proceedings to which the Registrant, or any of its subsidiaries, was a party, or of which any of their property was the subject.

Item 4 – mine safety disclosureS

Not applicable.

Part II

Item 5 - Market for registrant’s Common Equity, Related Stockholder Matters and ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s common stock is quoted on the NASDAQ Global Market under the trading symbol “SLCT.” At March 11, 2019, there were 19,327,085 shares of common stock issued and outstanding, which were held by 1,102 shareholders of record.

The Registrant did not declare or pay common stock cash dividends during 2018 and 2017, and it is not currently anticipated that cash dividends will be declared and paid to common shareholders at any time in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

Select Bancorp, Inc.

Total Return Performance
200
150
100
50
Index Value
Select Bancorp, Inc.
Russell 2000 Index
SNL Southeast Bank Index
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Select Bancorp, Inc.	100.00	110.48	121.27	147.65	189.48	185.58
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
SNL Southeast Bank Index	100.00	112.63	110.87	147.18	182.06	150.42

Source: S&P Global Market Intelligence

© 2019

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

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the year ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share data)
Operating Data:
Total interest income	$56,835	$39,617	$34,709	$33,341	$26,104
Total interest expense	9,450	5,106	3,733	3,542	4,519
Net interest income	47,385	34,511	30,976	29,799	21,585
Provision (recovery) for loan losses	(156)	1,367	1,516	890	(194)
Net interest income after provision (recovery) for loan losses	47,541	33,144	29,460	28,909	21,779
Total non-interest income	4,701	3,072	3,222	3,292	2,675
Merger related expenses	1,826	2,166	-	378	1,941
Other non-interest expense	32,724	25,153	22,281	21,852	18,719
Income before income taxes	17,692	8,897	10,401	9,971	3,794
Provision for income taxes	3,910	5,712	3,647	3,418	1,437
Net Income	13,782	3,185	6,754	6,553	2,357
Dividends on Preferred Stock	-	-	4	77	38
Net income available to common Shareholders	$13,782	$3,185	$6,750	$6,476	$2,319

Per Share Data:
Earnings per share - basic	$0.87	$0.27	$0.58	$0.56	$0.26
Earnings per share - diluted	0.87	0.27	0.58	0.56	0.26
Market Price
High	14.05	12.70	10.48	8.47	10.78
Low	11.73	9.71	7.70	6.62	6.25
Close	12.38	12.64	9.85	8.09	7.37
Book value	10.85	9.72	8.95	8.38	8.59
Tangible book value (5)	9.47	7.72	8.29	7.67	7.82
Selected Year-End Balance Sheet Data:
Loans, gross of allowance	$986,040	$982,626	$677,195	$617,398	$552,038
Allowance for loan losses	8,669	8,835	8,411	7,021	6,844
Other interest-earning assets	133,304	89,531	93,093	134,368	138,198
Goodwill	24,579	24,904	6,931	6,931	6,931
Core deposit intangible	2,085	3,101	810	1,241	1,625
Total assets	1,258,525	1,194,135	846,640	817,015	766,121
Deposits	980,427	995,044	679,661	651,161	618,902
Borrowings	64,372	47,651	60,129	58,376	46,324
Shareholders’ equity	209,611	136,115	104,273	104,702	97,685
Selected Average Balances:
Total assets	$1,228,576	$898,943	$829,315	$765,274	$631,905
Loans, gross of allowance	987,634	732,089	639,412	578,759	430,571
Total interest-earning assets	1,119,344	813,773	744,024	686,663	565,264
Goodwill	24,656	7,719	9,931	9,931	2,946
Core deposit intangible	2,547	640	1,020	1,330	884
Deposits	989,838	738,310	665,764	607,214	523,954
Total interest-bearing liabilities	1,060,588	787,073	723,111	659,676	554,405
Shareholders’ equity	161,953	108,709	102,110	102,068	73,660
Selected Performance Ratios:
Return on average assets	1.12%	0.35%	0.81%	0.86%	0.37%
Return on average equity	8.51%	2.93%	6.61%	6.42%	3.12%
Net interest margin (4)	4.19%	4.14%	4.06%	4.34%	3.88%
Net interest spread (4)	3.98%	4.09%	4.04%	4.18%	3.60%
Efficiency ratio(1)	62.83%	72.69%	65.15%	67.18%	77.16%

Asset Quality Ratios:
Nonperforming loans to period-end loans (2)	1.18%	0.71%	1.02%	1.41%	2.15%
Allowance for loan losses to period-end loans (3)	0.88%	0.90%	1.24%	1.14%	1.24%
Net loan charge-offs (recoveries) to average loans	0.00%	0.13%	0.02%	0.12%	(0.03)%

	At or for the year ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share data)
Capital Ratios:
Total risk-based capital	19.26%	11.86%	15.12%	16.01%	17.70%
Tier 1 risk-based capital	18.44%	11.04%	14.03%	15.04%	16.56%
Common equity Tier 1 Capital	17.30%	9.94%	12.48%	12.33%	-
Leverage ratio	15.65%	12.64%	12.99%	13.81%	13.10%
Tangible equity to assets	14.54%	9.05%	11.40%	10.88%	11.65%
Equity to assets ratio	16.66%	11.40%	12.57%	13.68%	15.46%

Additional Information:
Loans, nonperforming	10,424	3,591	6,334	6,777	9,168
Interest income that would be recorded using original terms of nonperforming loans	737	251	410	446	613
Actual interest income recorded on restructured and nonperforming loans	451	308	217	164	395

Other Data:
Number of banking offices	18	18	13	14	14
Number of full time equivalent employees	205	202	150	153	154

(1)	Efficiency ratio is calculated as non-interest expenses divided by the sum of net interest income and non-interest income.
(2)	Nonperforming loans consist of non-accrual loans and restructured loans.
(3)	Allowance for loan losses to period-end loans ratio excludes loans held for sale.
(4)	Fully taxable equivalent basis.
(5)	Tangible book value per share (a non-GAAP financial measure) is equal to total shareholders’ equity less goodwill, preferred stock and core deposit intangibles, divided by the number of outstanding shares of our common stock at the end of the relevant period. Please refer to the table below for a reconciliation of this non-GAAP financial measure.

Use of Non-GAAP Financial Measures

Tangible book value per share is a non-GAAP financial measure generally used by financial analysts, investment bankers, and other investors to evaluate financial institutions. For tangible book value per share, the most directly comparable financial measure calculated in accordance with GAAP is the Registrant’s book value per common share. A reconciliation of tangible book value per share to book value per share is included below. The Registrant believes that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing total book value while not increasing the Company’s tangible book value.

Any non-GAAP financial measures presented in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which the Registrant calculates a non-GAAP financial measure may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures that the Registrant has discussed or disclosed in this Report when comparing such non-GAAP financial measures.

Reconciliation of GAAP to Non-GAAP Measures

($ in thousands, except share and per share data)

(Unaudited)

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Tangible common equity
Total shareholders’ equity	$209,611	$136,115	$104,273	$104,702	$97,685
Adjustments:
Goodwill	24,579	24,904	6,931	6,931	6,931
Core deposit intangibles	2,085	3,101	810	1,241	1,625
Tangible common equity	$182,947	$108,110	$96,532	$96,530	$89,129
Common shares outstanding(1)	19,311,505	14,009,137	11,645,413	11,583,011	11,377,980
Book value per common share(2)	$10.85	$9.72	$8.95	$9.04	$8.58

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Tangible book value per common share(3)	$9.47	$7.72	$8.29	$8.33	$7.83

(1)	Excludes the dilutive effect of common stock issuable upon exercise of outstanding stock options. The number of exercisable options outstanding was 113,013 as of December 31, 2018; 63,927 as of December 31, 2017; 44,406 as of December 31, 2016; 65,011 as of December 31, 2015 and 104,270 as of December 31, 2014.

(2)	We calculate book value per common share as shareholders’ equity less preferred stock at the end of the relevant period divided by the outstanding number of shares of our common stock at the end of the relevant period.

(3)	We calculate tangible book value per common share as total shareholders’ equity less goodwill, preferred stock and core deposit intangibles, divided by the number of outstanding shares of our common stock at the end of the relevant period.

Item 7 – ManageMent’s Discussion and Analysis of Financial Condition and Results of OperationS

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes contained elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Readers are directed to the “Note Regarding Forward-Looking Statements” that appears at the end of this discussion. The following discussion is intended to assist in understanding the financial condition and results of operations of Select Bancorp, Inc. Because Select Bancorp, Inc. has no material operations and conducts no business on its own other than owning its consolidated subsidiary, Select Bank & Trust Company, and its unconsolidated subsidiary, New Century Statutory Trust I, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the bank subsidiary. However, for ease of reading and because the financial statements are presented on a consolidated basis, Select Bancorp, Inc. and Select Bank & Trust are collectively referred to herein as the Company unless otherwise noted.

DESCRIPTION OF BUSINESS

The Company is a commercial bank holding company that was incorporated on May 14, 2003 and has one wholly owned banking subsidiary, Select Bank & Trust Company (referred to as the “Bank”), which became a subsidiary of the Company as part of a holding company reorganization. In September 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the expansion of the Bank. New Century Statutory Trust I is not a consolidated subsidiary of the Company. The Company’s only business activity is the ownership of the Bank. Accordingly, this discussion focuses primarily on the financial condition and operating results of the Bank.

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small-to-medium sized businesses located in central and eastern North Carolina, as well as the Charlotte, North Carolina area and northwest South Carolina. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking, savings accounts and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

FINANCIAL CONDITION

DECEMBER 31, 2018 AND 2017

Overview

Total assets at December 31, 2018 were $1.3 billion, which represents an increase of $64.4 million or 5.4% from December 31, 2017. Interest earning assets at December 31, 2018 totaled $1.1 billion and consisted of $977.4 million in net loans, $51.5 million in investment securities, and $122.3 million in overnight investments and interest-bearing deposits in other banks. Total deposits and shareholders’ equity at December 31, 2018 were $980.4 million and $209.6 million, respectively.

On December 15, 2017 the Company acquired Premara Financial, Inc. through the merger of Premara with and into the Company. Immediately following the parent merger, Premara’s wholly owned subsidiary, Carolina Premier Bank, was merged with and into the Bank. As a result of the mergers, the Company acquired a branch in Charlotte, North Carolina and branches in Rock Hill, Blacksburg and Six Mile, South Carolina. The Company also added additional assets of $278.8 million, net loans of $198.4 million and $226.3 million in deposits through the acquisition. The Company now operates 18 full-service offices in two states, having also added a full-service branch in Wilmington, North Carolina during 2017 and a branch in Raleigh, North Carolina during 2016.

Investment Securities

Investment securities decreased to $51.5 million at December 31, 2018 from $63.8 million at December 31, 2017. The Company’s investment portfolio at December 31, 2018, which consisted of U.S. government sponsored entities agency securities (GSE’s), mortgage-backed securities, corporate bonds and bank-qualified municipal securities, aggregated $51.5 million with a weighted average taxable equivalent yield of 3.11%. The Company also holds an investment of $3.3 million in Federal Home Loan Bank Stock with a weighted average yield of 6.14%. The investment portfolio decreased $12.7 million in 2018 as a result of $1.4 million of maturities and $9.7 million of principal payments, as well as a decrease in unrealized gains and losses of $596,000 in the market value of securities available for sale and net accretion of investment discounts of $560,000.

The following table summarizes the securities portfolio by major classification as of December 31, 2018:

Securities Portfolio Composition

(dollars in thousands)

			Tax
	Amortized	Fair	Equivalent
	Cost	Value	Yield
U. S. government agency securities - GSE’s:
Due within one year	$173	$174	3.03%
Due after one but within five years	7,676	7,647	2.84%
Due after five but within ten years	1,900	1,910	3.87%
Due after ten years	103	106	3.91%
	9,852	9,837	3.04%
Mortgage-backed securities:
Due within one year	726	732	3.78%
Due after one but within five years	19,762	19,604	2.52%
Due after five but within ten years	2,662	2,647	2.87%
Due after ten years	-	-	-%
	23,150	22,983	2.60%
Corporate bonds:
Due within one year	-	-	-%
Due after one but within five years	441	448	8.56%
Due after five but within ten years	1,256	1,274	6.48%
Due after ten years	-	-	-%
	1,697	1,722	7.03%
State and local governments:
Due within one year	2,376	2,382	3.01%
Due after one but within five years	4,983	5,007	2.93%
Due after five but within ten years	733	739	4.79%
Due after ten years	8,818	8,863	3.88%
	16,910	16,991	3.52%
Total securities available for sale:
Due within one year	3,275	3,288	2.90%
Due after one but within five years	32,862	32,706	2.74%
Due after five but within ten years	6,551	6,570	4.51%
Due after ten years	8,921	8,969	3.88%
	$51,609	$51,533	3.11%

Loans Receivable

The loan portfolio at December 31, 2018 totaled $986.0 million, which was a $3.4 million, or 3.5%, increase from December 31, 2017. At December 31, 2018, the portfolio was composed of $900.8 million in real estate loans, $74.2 million in commercial and industrial loans, and $12.8 million in loans to individuals. Also included in loans outstanding is $1.7 million in net deferred loan fees. The increase in loans outstanding during 2017 was due primarily to loan growth and the acquisition of Carolina Premier, which acquisition accounted for $198.4 million of net loans at December 31, 2017.

The following table describes the Company’s loan portfolio composition by category at the dates indicated:

	At December 31,
	2018		2017		2016		2015		2014
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$159,597	16.2%	$156,901	16.0%	$97,978	14.5%	$87,955	14.2%	$90,903	16.5%
Commercial real estate	457,611	46.4%	403,100	41.0%	281,723	41.6%	259,259	42.0%	233,630	42.3%
Multi-family residential	63,459	6.4%	76,983	7.8%	56,119	8.3%	40,738	6.6%	42,224	7.6%
Construction	170,404	17.3%	177,933	18.1%	100,911	14.9%	107,688	17.4%	83,593	15.1%
Home equity lines of credit	49,713	5.0%	52,606	5.3%	41,158	6.1%	42,002	6.8%	38,093	6.9%
Total real estate loans	900,784	91.3%	867,523	88.2%	577,889	85.4%	537,642	87.0%	488,443	88.4%
Other loans:
Commercial and industrial	74,181	7.6%	106,164	10.8%	90,678	13.4%	73,491	11.9%	58,217	10.6%
Loans to individuals & overdrafts	12,814	1.3%	10,244	1.1%	9,827	1.4%	7,255	1.2%	6,017	1.1%
Total other loans	86,995	8.9%	116,408	11.9%	100,505	14.8%	80,746	13.1%	64,234	11.7%
Less:
Deferred loan origination (fees) cost, net	(1,739)	(0.2)%	(1,305)	(0.1)%	(1,199)	(0.2)%	(990)	(0.1)%	(639)	(0.1)%
Total loans	986,040	100.0%	982,626	100.0%	677,195	100.0%	617,398	100.0%	552,038	100.0%
Allowance for loan losses	(8,669)		(8,835)		(8,411)		(7,021)		(6,844)
Total loans, net	$977,371		$973,791		$668,784		$610,377		$545,194

The majority of the Company’s loan portfolio is comprised of real estate loans. This category, which includes both commercial and consumer loan balances, increased from 88.2% of the loan portfolio at December 31, 2017 to 91.3% at December 31, 2018. There was a $54.5 million increase in commercial real estate loans, a $2.7 million increase in 1-to-4 family residential loans, a $2.9 million decrease in HELOC loans, a $7.5 million decrease in construction loans, and a $13.5 million decrease in multi-family residential loans.

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

Acquisition, Development and Construction Loans

The Company originates construction loans for the purpose of acquisition, development, and construction (“ADC”)of both residential and commercial properties.

	Acquisition, Development and Construction Loans As of December 31, 2018 (dollars in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$145,736	$24,668	$170,404

Average Loan Size	$267	$308

Percentage of total loans	14.78%	2.50%	17.28%

Non-accrual loans	$587	$-	$587

Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market area.

Included in ADC loans and residential real estate loans as of December 31, 2018 were certain loans that exceeded regulatory loan to value (“LTV”) guidelines. As of that date, the Company had $27.7 million in non-1-to-4 family residential loans that exceeded the regulatory LTV limits and $10.0 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits. The banking regulators recognize that it may be appropriate in individual cases to originate or purchase loans with LTV ratios in excess of regulatory limits based on the support provided by other credit factors. The Bank has established a review and approval procedure for such loans. Under applicable guidance, the total amount of all loans in excess of regulatory LTV limits should not exceed 100% of total capital. The total amount of these loans represented 23.2% of total risk-based capital as of December 31, 2018, which is less than the 100% maximum specified in regulatory guidance. These loans may present more than ordinary risk to the Company if the real estate market softens for both market activity and collateral valuations. Similar information with respect to the Company’s ADC portfolio at December 31, 2017 is set forth below:

	Acquisition, Development and Construction Loans As of December 31, 2017 (dollars in thousands)

		Land and Land
	Construction	Development	Total
Total ADC loans	$149,856	$28,077	$177,933

Average Loan Size	$262	$265

Percentage of total loans	15.25%	2.86%	18.11%

Non-accrual loans	$384	$-	$384

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

At December 31, 2018, the Company did not exceed the 40% guideline in any product types. All commercial and residential real estate product types were under the 40% threshold.

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

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and home equity lines of credit (“HELOC”) loans at December 31, 2018.

	ADC Loans	Percent	HELOC	Percent
		(dollars in thousands)
Harnett County	$5,389	3.16%	$5,367	10.80%
Alamance County	740	0.43%	1,350	2.72%
Beaufort County	908	0.53%	1,113	2.24%
Brunswick County	8,440	4.95%	1,492	3.00%
Carteret County	1,544	0.91%	2,676	5.38%
Craven County	1,060	0.62%	319	0.64%
Cherokee County	-	-%	52	0.11%
Cumberland County	21,019	12.34%	3,116	6.27%
Mecklenburg County	24,853	14.59%	3,635	7.31%
New Hanover County	23,396	13.73%	2,721	5.47%
Pasquotank County	1,145	0.67%	1,915	3.85%
Pickens County	-	-%	99	0.20%
Pitt County	10,574	6.21%	6,334	12.74%
Robeson County	1,076	0.63%	3,505	7.05%
Sampson County	149	0.09%	1,835	3.69%
Wake County	18,528	10.87%	1,744	3.51%
Wayne County	2,212	1.30%	3,457	6.95%
Wilson County	392	0.23%	73	0.15%
York County	124	0.07%	1,053	2.12%
All other locations	48,855	28.67%	7,857	15.80%

Total	$170,404	100.00%	$49,713	100.00%

For comparative purposes, below is a table showing geographic concentrations for ADC and “HELOC” loans at December 31, 2017.

	ADC Loans	Percent	HELOC	Percent
	(dollars in thousands)

Harnett County	$5,076	2.85%	$5,365	10.20%
Alamance County	1,727	0.97%	1,075	2.04%
Beaufort County	147	0.08%	1,649	3.13%
Brunswick County	8,509	4.78%	1,696	3.22%
Carteret County	3,279	1.84%	2,795	5.31%
Craven County	923	0.52%	578	1.10%
Cherokee County	-	-%	59	0.11%
Cumberland County	23,105	12.99%	4,196	7.98%
Mecklenburg County	10,826	6.08%	3,249	6.18%
New Hanover County	19,445	10.93%	2,136	4.06%
Pasquotank County	1,115	0.63%	1,730	3.29%
Pickens County	-	-%	72	0.14%
Pitt County	17,421	9.79%	6,727	12.79%
Robeson County	837	0.47%	3,606	6.86%
Sampson County	26	0.01%	1,694	3.22%
Wake County	25,785	14.49%	1,281	2.43%
Wayne County	10,475	5.89%	4,185	7.96%
Wilson County	85	0.05%	71	0.13%
York County	408	0.23%	1,454	2.76%
All other locations	48,744	27.40%	8,988	17.09%

Total	$177,933	100.00%	$52,606	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At December 31, 2018, the Company had $224.6 million in loans that had terms permitting interest only payments. This represented 22.77% of the total loan portfolio. At December 31, 2017, the Company had $291.8 million in loans that had terms permitting interest only payments. This represented 29.70% of the total loan portfolio at that time. In light of the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio are interest only payments during the acquisition, development, and construction phases of such projects but then convert to amortizing term loans with scheduled payments of principal and interest.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit concentrations totaled $70.6 million or 7.2% of total loans at December 31, 2018 compared to $66.7 million or 6.8% of total loans at December 31, 2017. The Company’s ten largest customer loan relationship concentrations totaled $106.8 million, or 10.8% of total loans, at December 31, 2018 compared to $90.0 million, or 9.2% of total loans at December 31, 2017. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have a material adverse impact on the capital position of the Company and on our results of operations.

Maturities and Sensitivities of Loans to Interest Rates

The following table presents the maturity distribution of the Company’s loans at December 31, 2018. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate:

	At December 31, 2018
		Due after one
	Due within	year but within	Due after
	one year	five years	five years	Total
	(dollars in thousands)
Fixed rate loans:
1-to-4 family residential	$8,816	$105,300	$22,312	$136,428
Commercial real estate	39,832	293,866	75,130	408,828
Multi-family residential	4,145	39,172	8,992	52,309
Construction	15,274	47,523	10,729	73,526
Home equity lines of credit	-	1,414	53	1,467
Commercial and industrial	5,684	32,365	4,275	42,324
Loans to individuals & overdrafts	1,291	7,647	1,876	10,814
Total at fixed rates	75,042	527,287	123,367	725,696

Variable rate loans:
1-to-4 family residential	2,648	8,363	11,773	22,784
Commercial real estate	12,854	24,756	10,100	47,710
Multi-family residential	1,797	6,882	2,471	11,150
Construction	63,207	29,666	3,418	96,291
Home equity lines of credit	2,335	17,225	27,644	47,204
Commercial and industrial	18,277	5,507	3,903	27,687
Loans to individuals & overdrafts	1,304	230	466	2,000
Total at variable rates	102,422	92,629	59,775	254,826

Subtotal	177,464	619,916	183,142	980,522

Non-accrual loans	3,324	1,579	2,354	7,257

Gross loans	$180,788	$621,495	$185,496	$987,779

Deferred loan origination (fees) costs, net				(1,739)

Total loans				$986,040

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may require a principal reduction or modify other terms of the loan at the time of renewal.

Past Due Loans and Nonperforming Assets

At December 31, 2018, the Company had $5.1 million in loans that were 30 days or more past due. This represented 0.51% of gross loans outstanding on that date. This is a decrease from December 31, 2017 when there were $6.2 million in loans that were past due 30 days or more, or 0.63% of gross loans outstanding. Non-accrual loans increased to $7.3 million at December 31, 2018 from $2.1 million at December 31, 2017. This increase was the result the deterioration of several acquired commercial loans from Carolina Premier Bank and agriculture loans impacted from the flooding associated with Hurricane Florence. As of December 31, 2018, the Company had thirty-six loans totaling $6.9 million that were considered to be troubled debt restructurings, of which twenty loans totaling $4.4 million were still accruing interest. As of December 31, 2017, the Company had thirty-six loans totaling $5.8 million that were considered to be troubled debt restructurings, of which twenty-two loans totaling $4.9 million were still accruing interest. There were eleven loans in the aggregate amount of $3.2 million greater than 90 days past due and still accruing interest at December 31, 2018 and there were eleven loans in the amount of $1.5 million greater than 90 days past due and still accruing interest at December 31, 2017. Tables included in Note E of the Notes to Consolidated Financial Statements included under Item 8 of this report present an age analysis of past due loans, including acquired credit-impaired loans, or PCI Loans, segregated by class of loans as of December 31, 2018.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	As December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)

Non-accrual loans	$7,257	$2,115	$5,805	$6,635	$6,938
Restructured loans	4,378	4,863	3,625	2,077	4,938
Total non-performing loans	11,635	6,978	9,430	8,712	11,876
Foreclosed real estate	1,088	1,258	599	1,401	1,585
Total non-performing assets	$12,723	$8,236	$10,029	$10,113	$13,461

Accruing loans past due 90 days or more	$3,167	$1,476	$529	$142	$2,230
Allowance for loan losses	$8,669	$8,835	$8,411	$7,021	$6,844

Non-performing loans to period end loans	1.18%	0.71%	1.39%	1.41%	2.15%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.50%	0.86%	1.47%	1.43%	2.56%
Allowance for loan losses to period end loans	0.88%	0.90%	1.24%	1.14%	1.24%
Allowance for loan losses to non-performing loans	75%	127%	89%	81%	58%
Allowance for loan losses to non-performing assets	68%	107%	84%	69%	51%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	55%	91%	80%	68%	44%
Non-performing assets to total assets	1.01%	0.69%	1.18%	1.24%	1.76%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.26%	0.81%	1.25%	1.26%	2.05%

In addition to the above, the Company had $4.4 million in loans that were considered to be impaired for reasons other than their past due, accrual or restructured status. In total, there were $11.7 million in loans that were considered to be impaired at December 31, 2018, which is a $3.7 million increase from the $8.0 million that was impaired at December 31, 2017. Impaired loans have been evaluated by management in accordance with Accounting Standards Codification (“ASC”) 310 and $87,000 has been included in the allowance for loan losses as of December 31, 2018 for these loans. All troubled debt restructurings and other non-performing loans are included within impaired loans as of December 31, 2018.

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

	At December 31,
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	2018	loans	2017	loans	2016	loans	2015	loans	2014	loans
	(dollars in thousands)
1-to-4 family residential	$1,667	16.19%	$1,058	11.98%	$846	10.05%	$605	14.25%	$628	16.47%
Commercial real estate	3,409	46.41%	3,370	38.15%	3,448	41.12%	3,005	41.99%	2,938	42.32%
Multi-family residential	471	6.44%	791	8.95%	628	7.48%	393	6.60%	279	7.65%
Construction	1,385	17.28%	1,955	22.13%	1,301	15.47%	1,386	17.44%	1,103	15.14%
Home equity lines of credit	555	5.04%	549	6.21%	623	7.42%	573	6.80%	985	6.90%
Commercial and industrial	976	7.52%	807	9.13%	1,248	14.84%	922	11.90%	726	10.55%
Loans to individuals & overdrafts	206	1.30%	305	3.60%	317	3.76%	137	1.18%	185	1.09%
Deferred loan origination (fees) cost, net	-	(0.18)%	-	(0.15)%	-	(0.14)%	-	(0.16)%	-	(0.12)%

Total	$8,669		$8,835		$8,411		$7,021		$6,844

The allowance for loan losses as a percentage of gross loans outstanding decreased by 0.02% during 2018 to 0.88% of gross loans at December 31, 2018. The change in the allowance during 2018 resulted from net charge-offs of $10,000 and a negative provision of $156,000. General reserves totaled $8.7 million or 0.88% of gross loans outstanding as of December 31, 2018, as compared to year-end 2017 when they totaled $8.8 million or 0.90% of loans outstanding. At December 31, 2018, specific reserves on impaired loans constituted $87,000 or 0.03% of gross loans outstanding compared to $61,000 or 0.01% of loans outstanding as of December 31, 2017. The loans that were acquired from Premara are included in the gross loan number used in the calculations above. The acquired loans are accounted for under ASC 310-20 and ASC 310-30 which results in initial credit marks for the inherent loss risk for those loans being established as part of the initial fair value mark and is not included in the Allowance for Loan Losses. Total acquired loans represent $273.0 million of the gross loan total at December 31, 2017 of which $23.3 million are purchased credit impaired loans compared to total acquired loans represent $190.1 million of the gross loan total at December 31, 2018 of which $19.3 million are purchased credit impaired loans.

The following table presents information regarding changes in the allowance for loan losses in detail for the years indicated:

	As of December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Allowance for loan losses at beginning of year	$8,835	$8,411	$7,021	$6,844	$7,054
Provision (recovery) for loan losses	(156)	1,367	1,516	890	(194)
	8,679	9,778	8,537	7,734	6,860
Loans charged off:
Commercial and industrial	(196)	(73)	(182)	(141)	(63)
Construction	-	(17)	(2)	(79)	(4)
Commercial real estate	(2)	(914)	(189)	(663)	(150)
Multi-family residential	-	-	-	(5)	-
Home equity lines of credit	(68)	(179)	(205)	(115)	(327)
1-to-4 family residential	(12)	(22)	(7)	(70)	(26)
Loans to individuals & overdrafts	(191)	(101)	(90)	(54)	(98)
Total charge-offs	(469)	(1,306)	(675)	(1,127)	(668)

Recoveries of loans previously charged off:
Commercial and industrial	239	211	22	48	32
Construction	6	29	22	29	63
Multi-family residential	-	2	-	106	-
Commercial real estate	48	16	151	84	364
Home equity lines of credit	43	25	35	21	78
1-to-4 family residential	32	46	299	102	92
Loans to individuals & overdrafts	91	34	20	24	23
Total recoveries	459	363	549	414	652

Net recoveries (charge-offs)	(10)	(943)	(126)	(713)	(16)

Allowance for loan losses at end of year	$8,669	$8,835	$8,411	$7,021	$6,844

Ratios:
Net charge-offs (recoveries) as a percent of average loans	0.00%	0.13%	0.02%	0.12%	0.00%
Allowance for loan losses as a percent of loans at end of year	0.88%	0.90%	1.24%	1.14%	1.24%

While the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making determinations regarding the allowance.

The table below presents information detailing the allowance for loan losses for originated and purchased credit impaired acquired loans:

Analysis of Allowance for Credit Losses

(dollars in thousands)

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
Year ended December 31, 2018
Total loans
Commercial and Industrial	$807	$(196)	$239	$126	$976

Construction	1,955	-	6	(576)	1,385
Commercial real estate	3,370	(2)	48	(7)	3,409
Multi-family residential	791	-	-	(320)	471
Home Equity Lines of credit	549	(68)	43	31	555
1-to-4 family residential	1,058	(12)	32	589	1,667
Loans to individuals & overdrafts	305	(191)	91	1	206
Total	$8,835	$(469)	$459	$(156)	$8,669

PCI loans
Commercial and Industrial	$65	$-	$-	$149	$214
Construction	-	-	-	-	-
Commercial real estate	66	-	-	319	385
Multi-family residential	-	-	-	-	-
Home Equity Lines of credit	-	-	-	-	-
1-to-4 family residential	-	-	-	4	4
Loans to individuals & overdrafts	-	-	-	-	-
Total	$131	$-	$-	$472	$603

Loans – excluding PCI
Commercial and Industrial	$742	$(196)	$239	$(23)	$762
Construction	1,955	-	6	(576)	1,385
Commercial real estate	3,304	(2)	48	(326)	3,024
Multi-family residential	791	-	-	(320)	471
Home Equity Lines of credit	549	(68)	43	31	555
1-to-4 family residential	1,058	(12)	32	585	1,663
Loans to individuals & overdrafts	305	(191)	91	1	206
Total	$8,704	$(469)	$459	$(628)	$8,066

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

Management believes the level of the allowance for loan losses as of December 31, 2018 is appropriate in light of the risk inherent within the Company’s loan portfolio.

Other Assets

At December 31, 2018, non-earning assets totaled $73.6 million, a decrease of $4.8 million from $78.4 million at December 31, 2017. Non-earning assets at December 31, 2018 consisted of: cash and due from banks of $17.1 million, premises and equipment totaling $17.9 million, foreclosed real estate totaling $1.1 million, accrued interest receivable of $3.9 million, goodwill of $24.6 million and other assets totaling $9.0 million, including net deferred taxes of $3.7 million.

The Company had an investment in bank owned life insurance of $29.1 million at December 31, 2018, as compared to $28.4 million at December 31, 2017. The increase in BOLI in 2018 was from earnings of $685,000. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

Deposits

Total deposits at December 31, 2018 were $980.4 million and consisted of $247.0 million in non-interest-bearing demand deposits, $254.5 million in money market and NOW accounts, $51.8 million in savings accounts, and $427.1 million in time deposits. Total deposits decreased by $14.6 million from $995.0 million as of December 31, 2017. Non-interest-bearing demand deposits increased by $19.9 million from $227.1 million as of December 31, 2017. Money market deposit accounts and NOW accounts increased by $3.6 million from $250.9 million as of December 31, 2017. Savings accounts decreased by $17.7 million from $69.5 million as of December 31, 2017. Time deposits decreased by $20.5 million during 2018. The reduction in deposits during 2018 was primarily due to the decrease in wholesale time deposits. The deposit growth of $315.4 million in 2017 was primarily due to the Carolina Premier acquisition which represented $226.3 million plus organic generation of $89.1 million. The increase in deposits during 2016 was due to organic deposit growth of $28.5 million.

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Period Ended December 31,
	2018		2017		2016		2015		2014
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
					(dollars in thousands)

Savings, NOW and money market deposits	$315,849	0.42%	$220,249	0.25%	$209,769	0.19%	$205,792	0.19%	$170,183	0.19%
Time deposits > $100,000	321,387	1.50%	258,141	1.09%	204,120	0.82%	158,704	0.85%	137,911	1.52%
Other time deposits	115,603	1.28%	94,420	1.03%	91,573	1.08%	104,388	1.19%	112,990	1.50%
Total interest-bearing deposits	752,839	1.01%	572,810	0.76%	505,462	0.60%	468,884	0.64%	421,084	0.98%

Noninterest-bearing deposits	236,999	-	173,608	-	160,302	-	138,330	-	102,870	-

Total deposits	$989,838	0.77%	$746,418	0.58%	$665,764	0.46%	$607,214	0.49%	$523,954	0.79%

Short-Term and Long-Term Debt

As of December 31, 2018, the Company had $57.4 million of debt, of which $7.0 million was short-term debt and $45.0 million in long-term debt of FHLB advances, plus $12.4 million in junior subordinated debentures issued to New Century Statutory Trust I in connection with the Company’s 2004 issuance of trust preferred securities. The Company acquired $29.0 million in FHLB advances with the December 2017 acquisition of Carolina Premier Bank. However, the Company was still able to reduce outstanding short-term debt by $21.3 million and increased long-term debt by $38.0 million compared to the prior year end, which allowed the Company to lock in interest rates to mitigate rising rate interest rates.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2018 was $209.6 million, an increase of $73.5 million from $136.1 million as of December 31, 2017. Changes in shareholders’ equity included $13.8 million in net income, $178,000 in stock based compensation, proceeds of $187,000 from stock option exercises, other comprehensive income of $457,000 related to the decrease in the unrealized gain in the Company’s available for sale investment security portfolio and net proceeds of approximately $59.8 million from a follow-on public offering. In addition, the December 15, 2017 merger with Premara resulted in a $28.3 million increase in shareholders’ equity in the prior year.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Overview

During 2018, the Company had net income of $13.8 million compared to net income of $3.2 million for 2017. Both basic and diluted net income per share for the year ended December 31, 2018 were $0.87, compared with basic and diluted net income per share of $0.27 for 2017.

Embedded in the Company's net income numbers for the year ended December 31, 2018, are net after tax merger expenses of $1.4 million, related to the acquisition of Carolina Premier. During 2017, due to the Tax Act that was signed into law on December 22, 2017, the Company was required to calculate a "tax re-measurement" for the associated rate change for its deferred taxes. This tax re-calculation resulted in an increase of approximately $2.6 million of income tax expense for the year, which directly impacted the Company's reported GAAP results for 2017.

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

Net interest income increased by $12.9 million to $47.4 million for the year ended December 31, 2018. The Company’s total interest income was impacted by an increase in interest earning assets and a rising interest rate environment in 2018. Average total interest-earning assets were $1.1 billion in 2018 compared with $835.6 million in 2017. The yield on those assets increased by 25 basis points from 4.77% in 2017 to 5.02% in 2018 because of increasing investment yields of 11 basis points, increasing loan yields of 33 basis points and increased yield on other interest earning assets of 55 basis points. Meanwhile, average interest-bearing liabilities increased by $200.1 million from $622.7 million for the year ended December 31, 2017 to $823.6 million for the year ended December 31, 2018. Cost of these funds increased by 33 basis points in 2018 to 1.15% from 0.82% in 2017, which was primarily due to an increase of 25 basis points on larger time deposits and 101 basis points on borrowings. In 2018, the Company’s net interest margin was 4.19% and net interest spread was 3.98%. In 2017, net interest margin was 4.16% and net interest spread was 3.95%.

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

The Company recorded a $156,000 reverse provision for loan losses in 2018 compared to a provision of $1.4 million recorded in 2017. The decrease in provision was due to improving regulatory concentration levels and was offset by loan growth. For more information on changes in the allowance for loan losses, refer to Note E of the notes to the consolidated financial statements in the section titled Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2018 was $4.7 million, an increase of $1.6 million from $3.1 million for the comparative 2017 period partly due to the start-up of a mortgage department. Contributing to the increase was an increase in deposit service charges of $225,000 due to a higher number of deposits accounts from the Premara acquisition, an increase in fees on sale of mortgages of $497,000 and an increase in other non-interest income of $908,000 primarily due to an increased number of debit cards and pin replacements from the acquisition.

Non-Interest Expenses

Non-interest expenses increased by $7.2 million or 26.5% to $34.6 million for the year ended December 31, 2017, from $27.3 million for the same period in 2017. The following are highlights of the significant changes in non-interest expenses from 2017 to 2018.

•	Personnel expenses increased $3.8 million to $18.3 million primarily due to additional staff costs from the acquisition of Carolina Premier Bank, cost of living increases, the expansion of the mortgage department and starting a SBA loan department.
•	Occupancy and equipment expenses increased $1.5 million to $3.7 million primarily due to additional branches from the Carolina Premier Bank acquisition and increases in repairs and maintenance.
•	Information systems increased $1.1 million to $3.4 million from $2.3 million in 2017 due largely to the increase in security related applications and increased number of accounts from the acquisition.
•	Professional fees increased to $1.4 million in 2018 from $1.2 million in 2017, a 18.0% increase due to legal fees and consulting fees.
•	Merger /acquisition related expenses recognized were $1.8 million in 2018 compared to $2.2 million in 2017.
•	Other operating expense increased $586,000 primarily due to additional sundry expenses associated with acquisition of Carolina Premier Bank.

Provision for Income Taxes

The Company’s effective tax rate in 2018 was 22.1%, compared to 64.2% in 2017. Included in the effective tax rate for 2017 is the effect of the tax law legislation change enacted December 22, 2017. The tax law change required a re-measurement of the deferred taxes of the Company that resulted in a corresponding increase in income tax expense of $2.6 million. For further discussion pertaining to the Company’s tax position, refer to Note L of the consolidated financial statements.

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

Net interest income increased by $3.5 million to $34.5 million for the year ended December 31, 2017. The Company’s total interest income was impacted by an increase in interest earning assets and a slow rising interest rate environment in 2017. Average total interest-earning assets were $835.6 million in 2017 compared with $744.0 million in 2016. The yield on those assets increased by 7 basis points from 4.70% in 2016 to 4.77% in 2017 primarily because of increasing investment yields of 31 basis points. Meanwhile, average interest-bearing liabilities increased by $59.9 million from $562.8 million for the year ended December 31, 2016 to $622.7 million for the year ended December 31, 2017. Cost of these funds increased by 16 basis points in 2017 to 0.82% from 0.66% in 2016 which was primarily due to an increase of 25 basis points on larger time deposits and 38 basis points on borrowings. In 2017, the Company’s net interest margin was 4.16% and net interest spread was 3.95%. In 2016, net interest margin was 4.20% and net interest spread was 4.04%.

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

	For the Years Ended December 31,
	2018			2017			2016
				(dollars in thousands)
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
INTEREST-EARNING ASSETS:
Loans, gross of allowance	$978,499	$53,822	5.50%	$732,289	$37,853	5.17%	$631,791	$33,062	5.23%
Investment securities	57,505	1,545	2.69%	59,082	1,523	2.58%	72,244	1,638	2.27%
Other interest-earning assets	98,460	1,618	1.64%	44,204	480	1.09%	39,989	257	0.64%
Total interest-earning assets	1,134,464	56,985	5.02%	835,575	39,856	4.77%	744,024	34,957	4.70%

Other assets	94,112			75,269			85,288

Total assets	$1,228,576			$910,844			$829,312

INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$315,849	1,339	0.42%	$220,249	547	0.25%	$209,769	390	0.19%
Time deposits over $100,000	321,387	4,811	1.50%	258,141	2,811	1.09%	204,120	1,678	0.82%
Other time deposits	115,603	1,482	1.28%	94,420	968	1.03%	91,573	986	1.08%
Borrowings	70,750	1,818	2.57%	49,891	780	1.56%	57,348	679	1.18%

Total interest-bearing liabilities	823,589	9,450	1.15%	622,701	5,106	0.82%	562,810	3,733	0.66%

Non-interest-bearing deposits	236,999			173,608			160,302
Other liabilities	6,035			4,712			4,090
Shareholders' equity	161,953			109,823			102,110

Total liabilities and shareholders' equity	$1,228,576			$910,844			$829,312

Net interest income/interest rate spread (taxable-equivalent basis)		$47,535	3.98%		$34,750	3.95%		$31,224	4.04%

Net interest margin (taxable-equivalent basis)			4.19%			4.16%			4.20%

Ratio of interest-earning assets to interest-bearing liabilities	135.91%			134.19%			132.20%

Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$47,685	4.19%		$34,750	4.00%		$31,224	4.00%
Less:
taxable-equivalent adjustment		150			239			248

Net Interest Income		$47,535			$34,511			$30,976

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

	Year Ended			Year Ended			Year Ended
	December 31, 2018 vs. 2017			December 31, 2017 vs. 2016			December 31, 2016 vs. 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
				(dollars in thousands)
Interest income:
Loans	$13,135	$2,834	$15,969	$5,227	$(436)	$4,791	$2,834	$(1,348)	$1,486
Investment securities	(42)	64	22	(318)	208	(110)	(437)	43	(394)
Other interest-earning assets	740	398	1,138	36	187	223	129	57	186
Total interest income (taxable-equivalent basis)	13,833	3,296	17,129	4,945	(41)	4,904	2,562	(1,248)	1,278

Interest expense:
Deposits:
Savings, NOW and money market	321	471	792	23	134	157	7	(10)	(3)
Time deposits over $100,000	818	1,182	2,000	516	617	1,133	381	(59)	322
Other time deposits	244	270	514	30	(48)	(18)	(145)	(111)	(256)
Borrowings	431	607	1,038	(102)	203	101	55	73	128

Total interest expense	1,814	2,530	4,344	466	906	1,373	298	(107)	191

Net interest income
Increase/(decrease) (taxable-equivalent basis)	$12,019	$766	12,785	$4,478	$(947)	3,531	$2,228	$(1,141)	1,087

Less:
Taxable-equivalent adjustment			(88)			(9)			248
Net interest income Increase/(decrease)			$12,873			$3,540			$1,335

During 2018, we experienced an increase in the interest rate component of our net interest income as a result of higher asset yields which were offset by increases in funding rate costs. In 2018 and 2017, increasing loan volume was the major contributor to increased net interest income. In 2018 interest rates increased for both interest income and interest expense. The volume component had a positive variance which also resulted in an overall increase in net interest income.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 15.2% and 10.6% of total assets at December 31, 2018 and 2017, respectively.

The Company has been a net seller of federal funds, maintaining liquidity sufficient to fund new loan demand. When the need arises, the Company has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $258.1 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company may obtain advances of up to 10% of assets, subject to our available collateral. A floating lien of $142.3 million on qualifying loans is pledged to FHLB to secure such borrowings. In addition, the Company may borrow at the Federal Reserve discount window and has pledged $1.0 million in securities for that purpose. As another source of short-term borrowings, the Company, from time to time, also utilizes securities sold under agreements to repurchase. At December 31, 2018 and 2017, the Company has no borrowings outstanding under securities sold under agreements to repurchase.

At December 31, 2018, the Company’s outstanding commitments to extend credit totaled $232.4 million and consisted of loan commitments and undisbursed lines of credit of $229.8 million, and letters of credit of $2.6 million. The Company believes that its combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Total deposits were $980.4 million and $995.0 million at December 31, 2018 and 2017, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 43.6% and 45.0% of total deposits at December 31, 2018 and 2017, respectively. Time deposits of more than $250,000 represented 12.3% and 9.7%, respectively, of the total deposits at December 31, 2018 and 2017. Management believes most other time deposits are relationship-oriented. While competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

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

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity (including qualifying trust preferred securities), and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions and holding companies became subject to the Basel III capital requirements beginning on January 1, 2015. A relatively new part of the capital ratios profile is the Common Equity Tier 1 risk-based ratio, which does not include limited life components such as trust preferred securities. Minimum capital levels are regulated by risk-based capital adequacy guidelines that require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 6.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The new capital rules that took effect in 2015 require banks to hold Common Equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percent to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees. The Company’s equity to assets ratio was 16.7% at December 31, 2018. As the following table indicates, at December 31, 2018, the Company and its bank subsidiary exceeded minimum regulatory capital requirements.

	At December 31, 2018
	Actual	Minimum
	Ratio	Requirement
Select Bancorp, Inc.

Total risk-based capital ratio	19.26%	8.00%
Tier 1 risk-based capital ratio	18.44%	6.00%
Common equity Tier 1 risk-based capital ratio	17.30%	4.50%
Leverage ratio	15.65%	4.00%

Select Bank & Trust

Total risk-based capital ratio	15.45%	8.00%
Tier 1 risk-based capital ratio	14.63%	6.00%
Common equity Tier 1 risk-based capital ratio	14.63%	4.50%
Leverage ratio	12.42%	4.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a special purpose subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities to investors. The proceeds provided additional capital for the expansion of the Bank. Under the current applicable regulatory guidelines, all of the trust preferred securities qualify as Tier 1 capital. Management expects that the Company and the Bank will remain “well capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the future.

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

The analysis of an institution’s interest rate gap (the difference between the re-pricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2018, of which are projected to re-price or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which re-price or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate re-pricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Re-pricing at December 31, 2018
		More Than	More Than
	1 Year	1 Year to	3 Years to	More Than
	or Less	3 Years	5 Years	5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$318,214	$191,525	$348,096	$128,205	$986,040
Securities, available for sale	9,055	13,481	2,048	26,949	51,533
Interest-earning deposits in other banks	122,303	-	-	-	122,303
Federal funds sold	-	-	-	-	-
Stock in the Federal Home Loan Bank of Atlanta	3,283	-	-	-	3,283
Other non-marketable securities	762	-	-	-	762

Total interest-earning assets	$453,617	$205,006	$350,144	$155,154	$1,163,921

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$306,293	$-	$-	$-	$306,293
Time	104,323	11,247	2,575	-	118,145
Time over $100,000	256,410	43,829	8,743	-	308,982
Short-term debt	7,000	-	-	-	7,000
Long-term debt	-	20,000	25,000	12,372	57,372

Total interest-bearing liabilities	$674,026	$75,076	$36,318	$12,372	$797,792

Interest sensitivity gap per period	$(220,409)	$129,930	$313,826	$142,782	$366,129

Cumulative interest sensitivity gap	$(220,409)	$(90,479)	$223,347	$366,129	$366,129

Cumulative gap as a percentage of total interest-earning assets	(48.59)%	(13.74)%	22.14%	31.46%	31.46%

Cumulative interest-earning assets as a percentage of interest-bearing liabilities	67.30%	87.92%	128.44%	145.89%	145.89%

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

Deferred Tax Asset

The Company’s net deferred tax asset was $3.7 million at December 31, 2018. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including, among other things, recent earnings trends, projected earnings, and asset quality. As of December 31, 2018, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations, tax law changes or other factors could impact the realization of the deferred tax asset in the future.

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note N to the accompanying consolidated financial statements.  During 2004, the Company formed an unconsolidated subsidiary trust to which the Company issued $12.4 million of junior subordinated debentures (see Note K to the consolidated financial statements).  Otherwise, as part of its ongoing business, the Company has not participated in, nor does it anticipate participating in, transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note B to the Company’s audited consolidated financial statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and anticipated effects on results of operations and financial condition.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2018.

	Payments Due by Period
		On Demand
		Or Within			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(dollars in thousands)
Short-term debt	$7,000	$7,000	$-	$-	$-
Long-term debt	57,372	-	20,000	25,000	12,372
Lease obligations	4,045	1,272	1,626	1,010	137
Deposits	980,427	914,033	55,076	11,318	-

Total contractual cash obligations	$1,048,844	$922,305	$76,702	$37,328	$12,509

The following table reflects other commitments outstanding as of December 31, 2018.

	Amount of Commitment Expiration Per Period
	(dollars in thousands)
	Total
	Amounts	Less than			After
Other Commitments	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Undisbursed home equity credit lines	$39,925	$2,425	$9,129	$4,008	$24,363
Other commitments and credit lines	51,006	35,696	5,014	5,909	4,387
Un-disbursed portion of constructions loans	139,124	95,923	20,308	11,317	11,576
Letters of credit	2,310	1,918	307	10	75

Total loan commitments	$232,365	$135,962	$34,758	$21,244	$40,401

In addition, the Company has legally binding delayed equity commitments to private investment funds. These commitments are not currently expected to be called, and therefore, are not reflected in the financial statements. The amount of these commitments at December 31, 2018 and 2017 was $525,000 and $525,000, respectively.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. Statements contained in this annual report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those results currently anticipated. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” and “potential.” Factors that could cause results and outcomes to vary include, but are not limited to: fluctuations in general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services. Additionally, any of the risks identified under Item 1A of this annual report could also cause actual results to differ materially from those indicated in the Company’s forward-looking statements. The Company does not undertake a duty to update any forward-looking statements in this report, whether as a result of new information, future developments or otherwise.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of September 30, 2018.

	September 30, 2018
	Estimated	Estimated
	Effect on	Effect on
(Dollars in thousands)	NII	EVE

Immediate change in interest rates:
+ 4.0%	20.0%	8.5%
+ 3.0%	15.5	6.9
+ 2.0%	10.7	5.1
+ 1.0%	5.4	2.9
No change	-	-
- 1.0%	(5.1)	(3.8)

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

Item 8 – Financial Statements and Supplementary Data

Selected Quarterly Financial Data (Unaudited)

(dollars in thousands, except per share data)

	2018
	Quarterly Periods Ended
	December 31	September 30	June 30	March 31
Selected Results of Operations
Total interest income	$14,544	$14,382	$14,187	$13,722
Total interest expense	2,644	2,530	2,258	2,018
Net interest income	11,900	11,852	11,929	11,704
Provision for (recovery of) loan losses	(395)	(459)	557	141
Net interest income after provision	12,295	12,311	11,372	11,563
Noninterest income	1,244	1,066	1,226	1,165
Merger/acquisition related expenses	-	-	-	1,826
Noninterest expense	7,864	7,800	8,602	8,458
Income before income taxes	5,675	5,577	3,996	2,444
Provision for income taxes (benefit)	1,221	1,256	886	547
Net income (loss)	$4,454	$4,321	$3,110	$1,897

Common Share Data
Basic earnings per share	$0.23	$0.27	$0.22	$0.14
Diluted earnings per share	$0.23	$0.27	$0.22	$0.13
Cash dividends declared per share	$-	$-	$-	$-

Weighted Average Common Shares Outstanding
Basic	19,302,263	15,858,455	14,019,273	14,011,707
Diluted	19,360,050	15,916,734	14,086,671	14,081,776

Market Data
High Sales Price	12.69	14.05	13.47	13.58
Low Sales Price	11.73	12.21	12.63	12.52
Period-end Closing	12.38	12.40	13.47	13.36
Average Daily Trading Volume	43,449	38,551	34,553	19,365

(dollars in thousands, except per share data)

	2017
	Quarterly Periods Ended
	December 31	September 30	June 30	March 31
Selected Results of Operations
Total interest income	$10,981	$10,042	$9,469	$9,125
Total interest expense	1,505	1,357	1,197	1,047
Net interest income	9,476	8,685	8,272	8,078
Provision for (recovery of) loan losses	276	202	1,083	(194)
Net interest income after provision	9,200	8,483	7,189	8,272
Noninterest income	786	778	778	730
Merger/acquisition related expenses	1,888	278	-	-
Noninterest expense	7,207	6,161	5,980	5,805
Income before income taxes	891	2,822	1,987	3,197
Provision for income taxes (benefit)	2,936	1,043	651	1,082
Net income (loss)	$(2,045)	$1,779	$1,336	$2,115

Common Share Data
Basic earnings per share	$(0.17)	$0.15	$0.11	$0.18
Diluted earnings per share	$(0.17)	$0.15	$0.11	$0.18
Cash dividends declared per share	$-	$-	$-	$-

Weighted Average Common Shares Outstanding
Basic	12,071,392	11,662,580	11,662,117	11,652,612
Diluted	12,071,392	11,717,533	11,727,110	11,714,336

Market Data
High Sales Price	12.64	12.70	12.25	11.22
Low Sales Price	11.55	11.25	10.91	9.71
Period-end Closing	12.64	11.71	12.22	10.90
Average Daily Trading Volume	6,273	11,971	10,240	6,990

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Select Bancorp, Inc.

Dunn, North Carolina

Opinion on Internal Control Over Financial Reporting

We have audited Select Bancorp, Inc. (the “Company”)’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Select Bancorp, Inc. for each of the three years in the period ended December 31, 2018, and our report dated March 15, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

March 15, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Select Bancorp, Inc.

Dunn, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Select Bancorp, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2019 expressed an unqualified opinion thereon.

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

Raleigh, North Carolina

March 15, 2019

SELECT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017

	2018	2017
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$17,059	$16,554
Interest-earning deposits in other banks	121,303	37,996
Certificates of deposit	1,000	1,500
Federal funds sold	-	6,645
Investment securities available for sale, at fair value	51,533	63,774
Loans held for sale	580	98
Loans	986,040	982,626
Allowance for loan losses	(8,669)	(8,835)
NET LOANS	977,371	973,791

Accrued interest receivable	3,889	3,997
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	3,283	2,490
Other non-marketable securities	762	1,019
Foreclosed real estate	1,088	1,258
Premises and equipment, net	17,920	18,268
Bank owned life insurance	29,117	28,431
Goodwill	24,579	24,904
Core deposit intangible (“CDI”)	2,085	3,101
Assets held for sale	668	846
Other assets	6,288	9,463
TOTAL ASSETS	$1,258,525	$1,194,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$247,007	$227,066
Savings	51,811	69,503
Money market and NOW	254,482	250,864
Time	427,127	447,611
TOTAL DEPOSITS	980,427	995,044

Short-term debt	7,000	28,279
Long-term debt	57,372	19,372
Accrued interest payable	667	427
Accrued expenses and other liabilities	3,448	14,898
TOTAL LIABILITIES	1,048,914	1,058,020
Shareholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized; no preferred shares were issued and outstanding	-	-
Common stock, $1 par value, 25,000,000 shares authorized;
19,311,505 and 14,009,137 shares issued and outstanding at December 31, 2018 and 2017, respectively	19,312	14,009
Additional paid-in capital	150,718	95,850
Retained earnings	39,640	25,858
Common stock issued to deferred compensation trust, at cost; 303,239 and 291,964 shares outstanding at December 31, 2018 and 2017, respectively	(2,615)	(2,518)
Directors’ Deferred Compensation Plan Rabbi Trust	2,615	2,518
Accumulated other comprehensive income (loss)	(59)	398
TOTAL SHAREHOLDERS’ EQUITY	209,611	136,115
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,258,525	$1,194,135

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$53,796	$37,849	$33,058
Federal funds sold and interest-earning deposits in other banks	1,618	480	257
Investments	1,421	1,288	1,394

TOTAL INTEREST INCOME	56,835	39,617	34,709

INTEREST EXPENSE
Money market, NOW and savings deposits	1,339	547	390
Time deposits	6,293	3,779	2,664
Short-term debt	328	357	127
Long-term debt	1,490	423	552
TOTAL INTEREST EXPENSE	9,450	5,106	3,733
NET INTEREST INCOME	47,385	34,511	30,976

PROVISION FOR (RECOVERY OF) LOAN LOSSES	(156)	1,367	1,516

NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	47,541	33,144	29,460

NON-INTEREST INCOME
Gain on the sale of securities	-	1	22
Service charges on deposit accounts	1,124	899	966
Fees from the sale of mortgages	497	-	-
Other fees and income	3,080	2,172	2,234

TOTAL NON-INTEREST INCOME	4,701	3,072	3,222

NON-INTEREST EXPENSE
Personnel	18,304	14,552	12,711
Occupancy and equipment	3,666	2,192	2,304
Deposit insurance	628	357	393
Professional fees	1,394	1,181	977
Core deposit intangible amortization	1,016	409	431
Merger/acquisition related expenses	1,826	2,166	-
Information systems	3,372	2,257	2,070
Foreclosure-related expenses	115	562	199
Other	4,229	3,643	3,196

TOTAL NON-INTEREST EXPENSE	34,550	27,319	22,281
INCOME BEFORE INCOME TAX	17,692	8,897	10,401

INCOME TAX	3,910	5,712	3,647

NET INCOME	13,782	3,185	6,754
DIVIDENDS ON PREFERRED STOCK	-	-	4
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$13,782	$3,185	$6,750
Basic	$0.87	$0.27	$0.58
Diluted	$0.87	$0.27	$0.58
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	15,812,585	11,763,050	11,610,705
Diluted	15,877,633	11,826,977	11,655,111

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(Amounts in thousands)

Net income	$13,782	$3,185	$6,754

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities-available for sale	(596)	(41)	(185)
Tax effect	139	82	67
	(457)	41	(118)
Reclassification adjustment for (gains) losses included in net income	-	(1)	(22)
Tax effect	-	-	8
	-	(1)	(14)

Total	(457)	40	(132)

Total comprehensive income	$13,325	$3,225	$6,622

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2018, 2017 and 2016 (Amounts in thousands except share data)

									Accumulated
								Common Stock	Other
								Issued	Compre-	Total
					Additional			to Deferred	hensive	Total
	Preferred Stock		Common Stock		paid-in	Retained	Deferred	Compensation	Income	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Comp Plan	Trust	(loss)	Equity
Balance at December 31, 2015	7,645	7,645	11,583,011	11,583	69,061	15,923	2,139	(2,139)	490	104,702
Net income	-	-	-	-	-	6,754	-	-	-	6,754
Other comprehensive loss	-	-	-	-	-	-	-	-	(132)	(132)
Preferred stock dividends paid	-	-	-	-	-	(4)	-	-	-	(4)
Preferred stock redemption	(7,645)	(7,645)	-	-	-	-	-	-	-	(7,645)
Stock option exercises	-	-	62,402	62	465	-	-	-	-	527
Stock based compensation	-	-	-	-	71	-	-	-	-	71
Director equity incentive plan, net	-	-	-	-	-	-	201	(201)	-	-

Balance at December 31, 2016	-	-	11,645,413	11,645	69,597	22,673	2,340	(2,340)	358	104,273
Net income	-	-	-	-	-	3,185	-	-	-	3,185
Other comprehensive income	-	-	-	-	-	-	-	-	40	40
Shares issued for Premara merger	-	-	2,334,999	2,335	26,001	-	-	-	-	28,336
Stock option exercises	-	-	28,725	29	137	-	-	-	-	166
Stock based compensation	-	-	-	-	115	-	-	-	-	115
Director equity incentive plan, net	-	-	-	-	-	-	178	(178)	-	-

Balance at December 31, 2017	-	$-	14,009,137	$14,009	$95,850	$25,858	$2,518	$(2,518)	$398	$136,115
Net income	-	-	-	-	-	13,782	-	-	-	13,782
Other comprehensive loss	-	-	-	-	-	-	-	-	(457)	(457)
Shares issued for capital raise, net	-	-	5,270,834	5,271	54,535	-	-	-	-	59,806
Stock option exercises	-	-	31,534	32	155	-	-	-	-	187
Stock based compensation	-	-	-	-	178	-	-	-	-	178
Director equity incentive plan, net	-	-	-	-	-	-	97	(97)	-	-

Balance at December 31, 2018	-	$-	19,311,505	$19,312	$150,718	$39,640	$2,615	$(2,615)	$(59)	$209,611

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,782	$3,185	$6,754
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(156)	1,367	1,516
Depreciation and amortization of premises and equipment	1,738	1,144	1,090
Amortization and accretion of investment securities	560	556	741
Amortization of deferred loan fees and costs	(744)	(602)	(485)
Amortization of core deposit intangible	1,016	409	431
Amortization of acquisition premium on time deposits	(178)	(292)	(662)
Amortization of acquisition premium on borrowings	(12)	(89)	(256)
Deferred income taxes	1,061	2,325	151
Stock-based compensation	178	115	71
Accretion on acquired loans	(3,051)	(1,061)	(1,146)
Proceeds from loans held for sale	22,726	-	-
Originations of loans held for sale	(22,711)	(98)	-
Gain on loans held for sale	(497)	-	-
Gain on the sale of securities	-	(1)	(22)
Increase in cash surrender value of bank owned life insurance	(686)	(575)	(591)
Loss (gain) on sale of premises and equipment	62	(5)	20
Loss on assets held for sale	178	-	-
Net loss on sale and write-downs of foreclosed real estate	71	442	158
Change in assets and liabilities:
Net change in accrued interest receivable	108	(432)	(418)
Net change in other assets	2,578	526	1,328
Net change in accrued expenses and other liabilities	(11,210)	(356)	(199)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,813	6,558	8,481

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	(793)	1,265	(139)
Purchase of investment securities available for sale	-	(1,523)	(2,016)
Maturities of investment securities available for sale	1,400	4,255	10,693
Mortgage-backed securities pay-downs	9,685	6,015	8,223
Proceeds from sale of investment securities available for sale	-	21,972	624
Net change in loans outstanding	(247)	(108,814)	(59,711)
Cash received from acquisition	-	28,513	-
Net change in other non-marketable securities	257	73	2
Proceeds from sale of foreclosed real estate	717	1,442	2,062
Proceeds from sale of premises and equipment	104	9	6
Proceeds from sale of assets held for sale	-	-	812
Purchases of premises and equipment	(1,556)	(931)	(781)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	9,567	(47,724)	(40,225)

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(14,439)	$89,356	$29,162
Proceeds from short-term debt	-	-	27,000
Proceeds from long-term debt	38,000	-	-
Repayments of short-term debt	(21,267)	(26,722)	(19,327)
Repayments of long-term debt	-	(14,653)	(5,664)
Preferred stock dividends paid	-	-	(4)
Redemption of preferred stock	-	-	(7,645)
Proceeds from issuance of common stock	63,250	-	-
Direct expenses related to capital transactions	(3,444)	-	-
Proceeds from stock options exercised	187	166	527

NET CASH PROVIDED BY FINANCING ACTIVITIES	62,287	48,147	24,049

NET CHANGE IN CASH AND CASH EQUIVALENTS	76,667	6,981	(7,695)

CASH AND CASH EQUIVALENTS, BEGINNING	62,695	55,714	63,409

CASH AND CASH EQUIVALENTS, ENDING	$139,362	$62,695	$55,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$9,210	$4,900	$3,744
Income taxes paid	2,277	3,471	2,591
Non-cash transactions:
Change in fair value of investment securities available for sale, net of tax	457	(41)	(132)
Transfer from loans to foreclosed real estate	618	2,543	1,418
Transfer from premises and equipment to assets held for sale	-	-	781

Acquisition:
Assets acquired (excluding goodwill)	-	279,142	-
Liabilities assumed	-	256,422	-
Purchase price	-	40,693	-
Goodwill recorded	-	17,973	-

See accompanying notes.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

NOTE A - ORGANIZATION AND OPERATIONS

Select Bancorp, Inc. (“Company”) is a bank holding company whose principal business activity consists of ownership of Select Bank & Trust Company (referred to as the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation. In 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of the Company. New Century Statutory Trust I is not a consolidated subsidiary of the Company. The Company is subject to the rules and regulations of the Board of Governors of the Federal Reserve (the “Federal Reserve”) and the North Carolina Commissioner of Banks.

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

Years Ended December 31, 2018, 2017 and 2016

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

Loans are deemed uncollectible based on a variety of credit, collateral, documentation and other issues. In the case where a loan is unsecured and in default, it is fully charged off.

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

Years Ended December 31, 2018, 2017 and 2016

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are classified as held for sale and are carried at the lower of cost or fair value. Upon closing, these loans are sold to mortgage loan investors under pre-arranged terms. Origination fees are recognized upon the sale and are included in non-interest income. Related to the mortgage business, the Company enters into interest rate lock commitments and commitments to sell mortgages to investors. Interest rate lock commitments are used to manage interest rate risk associated with the fixed rate loan commitments, and forward sale commitments are entered into with investors to manage the interest rate risk associated with the customer interest rate lock commitments, both of which are considered derivative financial instruments. The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 10 to 60 days. Interest rate lock commitments and forward sale commitments are derivative instruments and are carried at fair value. These derivative instruments do not qualify for hedge accounting. The fair value of interest rate lock commitments is based on current secondary market pricing and has been determined to be immaterial. The fair value of the forward sale commitments is based on changes in the value of the commitment, principally because of changes in interest rates, and is included on the consolidated balance sheets in other assets or other liabilities. Changes in fair value for these instruments are reflected in non-interest income on the income statement. Gains and losses from sales of the mortgage loans are recognized when the Company ultimately sells the loans, and such gains and losses are also recorded in non-interest income. The Company doesn’t retain servicing rights of the loans sold and has not included any servicing assets in other assets or recorded any expenses or revenue.

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment was carried at cost at December 31, 2018 and 2017. The Company continually monitors the financial strength of the FHLB and evaluates the investment for potential impairment. There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the Bank’s investment in FHLB stock.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

Other Non-Marketable Securities

Other non-marketable securities are equity instruments that are reported at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same insurer.

Foreclosed Real Estate

Real estate acquired through, or in lieu of, loan foreclosure is recorded at fair value, less the estimated cost to sell, at the date of foreclosure. At foreclosure, any excess of the loan balance over the fair value of the property is charged off to the allowance for loan losses. After foreclosure, management periodically performs valuations of the property and adjusts the value down when the carrying value of the property exceeds the estimated net realizable value. Revenue and expenses from operations and changes in the valuation allowance are included in foreclosure-related expense.

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

Public law No. 115-97, known as the Tax Cuts and Jobs Act (the "Act"), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21%. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for tax effects of the Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Based on the information available and current interpretation of the rules, the Company has made estimates of the impact of the reduction in the corporate tax rate and re-measurement of certain deferred tax assets and liabilities. The provisional amount recorded related to the re-measurement of the Company's deferred tax balance was $2.6 million for 2017. The measurement period expired prior to December 31, 2018. No additional amount related to the re-measurement of the Company's deferred tax balance was recorded prior to the expiration of the measurement period. See Note L Income Taxes for more information.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

Bank Owned Life Insurance

Bank Owned Life Insurance ("BOLI") is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefit proceeds received in excess of the policy's cash surrender value are recognized to income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At December 31, 2018 and 2017, the Company held no loans against its BOLI cash surrender values.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For the 2018 assessment, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our single reporting unit is less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount and that it was not necessary to perform the two-step test pursuant to ASC 350-20. Our qualitative assessment considered many factors including, but not limited to, our actual and projected operating performance and profitability, as well as consideration of recent bank merger and acquisition transaction metrics. No impairment was indicated in 2018, 2017 or 2016.

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

Derivative Financial Instruments

The Company utilizes interest rate lock commitments and forward sale commitments, which are considered derivative instruments, in its mortgage banking operations. As of December 31, 2018, the amount of interest rate lock commitments is less than $1,000 and is considered immaterial.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

	2018	2017	2016

Weighted average number of common shares used in computing basic net income per share	15,812,585	11,763,050	11,610,705

Effect of dilutive stock options	65,048	63,927	44,406

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	15,877,633	11,826,977	11,655,111

At December 31, 2018, 2017 and 2016, there were 122,300, 121,300 and 88,000 anti-dilutive options, respectively.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

Recent Accounting Pronouncements

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU requires a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act included a reduction to the federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, and ASU 2017-05, Other Income - Gains and losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets —The new guidance, which does not apply to financial instruments, provides that revenue should be recognized for the transfer of goods and services to customers in an amount equal to the consideration it receives or expects to receive. The guidance also includes expanded disclosure requirements that provide comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not necessary, see Note V.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.  For public business entities, the amendments in ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.  The Company will adopt this standard during the first quarter of 2019. The impact will be an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases. Additionally, adding these assets to the balance sheet will impact total risk-weighted assets used to determine the regulatory capital levels. The impact analysis on this change in accounting principle estimates an increase to the Consolidated Balance Sheets for total lease liability ranging between $9.0 million and $10.0 million, as the initial gross up of both assets and liabilities. Total risk-based capital is expected to be adversely impacted by an estimated 14 to 15 basis points.

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

Years Ended December 31, 2018, 2017 and 2016

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

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities amended the requirements in the Receivables—Nonrefundable Fees and Other Costs Topic of the Accounting Standards Codification related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018, for public business entities early adoption is permitted. The Company does not expect these amendments to have a material effect on the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities to clarify certain aspects of the guidance issued in ASU 2016-01. The amendments were effective for the third quarter of 2018 subsequent to adopting the amendments in ASU 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted ASU 2016-01. The amendments did not have a material effect on the Company’s financial statements.

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

In August 2018, the FASB amended ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement topic of the Accounting Standards Codification. The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company does not expect these amendments to have a material effect on its financial statements.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

Premara had 3,179,808 shares of common stock outstanding as of the merger closing date. Under the terms of the merger agreement, 948,080 shares of Premara common stock (equivalent to 30% of Premara’s outstanding shares of common stock as of the date of the merger agreement) were converted to the $12.65 per share cash merger consideration, for aggregate cash consideration of $11,993,212 (exclusive of cash paid-in-lieu of fractional shares) which was paid out subsequent to year-end 2017. Pursuant to the merger agreement, each warrant or stock option to acquire shares of Premara common stock issued and outstanding as of the effective time of the merger was converted into the right to receive from the Company a cash payment equal to $12.65 less the exercise price of such warrant or option, as applicable and paid out prior to year-end 2017. The remaining 2,231,728 Premara common shares were converted into stock consideration at the merger exchange ratio of 1.0463 shares of Company common stock for each share of Premara common stock, resulting in the issuance of 2,334,999 new shares of Company common stock. The transaction was valued at approximately $40.6 million in the aggregate based on 3,179,808 shares of Premara common stock outstanding on December 15, 2017. The Premara common stock shares converted to Select common stock were valued at $12.14 per share, the low price of Select common stock on December 15, 2017.

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

Years Ended December 31, 2018, 2017 and 2016

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

Years Ended December 31, 2018, 2017 and 2016

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

Merger-related expense in 2018 and 2017 totaled $ 1.8 million and $2.2 million, respectively which were recorded as noninterest expense as incurred.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

NOTE D - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale (“AFS”) investments, with gross unrealized gains and losses, follow:

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
		(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$9,852	$36	$(51)	$9,837
Mortgage-backed securities – GSE’s	23,150	62	(229)	22,983
Corporate bonds	1,697	25	-	1,722
Municipal bonds	16,910	105	(24)	16,991

	$51,609	$228	$(304)	$51,533

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
		(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$13,241	$148	$(25)	$13,364
Mortgage-backed securities – GSE’s	29,571	213	(100)	29,684
Corporate bonds	1,858	44	(14)	1,888
Municipal bonds	18,583	255	-	18,838

	$63,253	$660	$(139)	$63,774

Securities with a carrying value of $6.4 million and $7.5 million at December 31, 2018 and 2017, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2018 and 2017.

	2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$1,224	$(6)	$4,086	$(45)	$5,310	$(51)
Mortgage-backed securities – GSE’s	200	-	16,932	(229)	17,132	(229)
Corporate bonds	-	-	-	-	-	-
Municipal bonds	1,007	(2)	1,740	(22)	2,747	(24)
Total temporarily impaired securities	$2,431	$(8)	$22,758	$(296)	$25,189	$(304)

At December 31, 2018, the Company had twenty-four AFS mortgage-backed GSE’s, four municipals and six U.S Government agencies – GSE’s with an unrealized loss for twelve or more consecutive months totaling $296,000. The Company had six AFS securities with a loss for twelve months or less. Three U.S. government agency GSE’s, two municipals and one mortgage-backed GSE had unrealized losses for less than twelve months totaling $8,000 at December 31, 2018. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities. There were no sales of investment securities available for sale during 2018.

	2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$1,651	$(9)	$1,415	$(16)	$3,066	$(25)
Mortgage-backed securities – GSE’s	8,137	(55)	2,449	(45)	10,586	(100)
Corporate bonds	1,752	(14)	-	-	1,752	(14)
Municipal bonds	1,101	-	-	-	1,101	-
Total temporarily impaired securities	$12,641	$(78)	$3,864	$(61)	$16,505	$(139)

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

Since none of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended December 31, 2018 and December 31, 2017. In 2018, the Company did not sell any securities; in 2017 the Company realized gains of $1,000 on proceeds of $22.0 million related to the disposal of fifty one securities; and in 2016 the Company realized gains of $22,000 on proceeds of $624,000 related to the disposal of eleven securities.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

The following table sets forth certain information regarding the amortized costs, carrying values and contractual maturities of the Company’s investment portfolio at December 31, 2018.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)

Securities available for sale:
U.S. government agencies – GSE’s
Due within one year	$173	$174
Due after one but within five years	7,676	7,647
Due after five but within ten years	1,900	1,910
Due after ten years	103	106
	9,852	9,837
Mortgage-backed securities – GSE’s
Due within one year	726	732
Due after one but within five years	19,762	19,604
Due after five but within ten years	2,662	2,647
Due after ten years	-	-
	23,150	22,983
Corporate bonds
Due within one year	-	-
Due after one but within five years	441	448
Due after five but within ten years	1,256	1,274
Due after ten years	-	-
	1,697	1,722
Municipal bonds
Due within one year	2,376	2,382
Due after one but within five years	4,983	5,007
Due after five but within ten years	733	739
Due after ten years	8,818	8,863
	16,910	16,991
Total securities available for sale
Due within one year	3,275	3,288
Due after one but within five years	32,862	32,706
Due after five but within ten years	6,551	6,570
Due after ten years	8,921	8,969
	$51,609	$51,533

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

NOTE E - LOANS

The following is a summary of loans at December 31, 2018 and 2017:

	2018		2017
		Percent		Percent
	Amount	of total	Amount	of total
	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$159,597	16.19%	$156,901	15.97%
Commercial real estate	457,611	46.41%	403,100	41.02%
Multi-family residential	63,459	6.44%	76,983	7.83%
Construction	170,404	17.28%	177,933	18.11%
Home equity lines of credit (“HELOC”)	49,713	5.04%	52,606	5.35%

Total real estate loans	900,784	91.36%	867,523	88.28%

Other loans:
Commercial and industrial	74,181	7.52%	106,164	10.80%
Loans to individuals	12,597	1.28%	10,097	1.04%
Overdrafts	217	0.02%	147	0.01%
Total other loans	86,995	8.82%	116,408	11.85%

Gross loans	987,779		983,931

Less deferred loan origination fees, net	(1,739)	(.18)%	(1,305)	(.13)%

Total loans	986,040	100.00%	982,626	100.00%

Allowance for loan losses	(8,669)		(8,835)

Total loans, net	$977,371		$973,791

Loans are primarily made in central and eastern North Carolina and northwest South Carolina. Real estate loans can be affected by the condition of the local real estate market and can be affected by the local economic conditions.

At December 31, 2018, the Company had pre-approved but unused lines and letters of credit totaling $181.1 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

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
Years Ended December 31, 2018, 2017 and 2016

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

Non-Accrual and Past Due Loans

The following tables present as of December 31, 2018 and 2017 an age analysis of past due loans, segregated by class of loans:

	December 31, 2018
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
	(dollars in thousands)
Total loans
Commercial and industrial	$27	$203	$1,665	$4,170	$6,065	$68,116	$74,181
Construction	-	-	69	587	656	169,748	170,404
Multi-family residential	-	-	-	-	-	63,459	63,459
Commercial real estate	103	483	-	1,074	1,660	455,951	457,611
Loans to individuals & overdrafts	1	24	-	-	25	12,789	12,814
1-to-4 family residential	502	505	1,433	386	2,826	156,771	159,597
HELOC	-	43	-	1,040	1,083	48,630	49,713
Deferred loan (fees) cost, net	-	-	-	-	-	-	(1,739)

	$633	$1,258	$3,167	$7,257	$12,315	$975,464	$986,040

Loans- PCI
Commercial and industrial	$-	$-	$1,665	$-	$1,665	$99	$1,764
Construction	-	-	69	-	69	682	751
Multi-family residential	-	-	-	-	-	937	937
Commercial real estate	-	-	-	-	-	7,579	7,579
Loans to individuals & overdrafts	-	-	-	-	-	-	-
1-to-4 family residential	-	-	1,433	-	1,433	6,755	8,188
HELOC	-	-	-	-	-	49	49

	$-	$-	$3,167	$-	$3,167	$16,101	$19,268

Loans- excluding PCI
Commercial and industrial	$27	$203	$-	$4,170	$4,400	$68,017	$72,417
Construction	-	-	-	587	587	169,066	169,653
Multi-family residential	-	-	-	-	-	62,522	62,522
Commercial real estate	103	483	-	1,074	1,660	448,372	450,032
Loans to individuals & overdrafts	1	24	-	-	25	12,789	12,814
1-to-4 family residential	502	505	-	386	1,393	150,016	151,409
HELOC	-	43	-	1,040	1,083	48,581	49,664
Deferred loan (fees) cost, net	-	-	-	-	-	-	(1,739)

	$633	$1,258	$-	$7,257	$9,148	$959,363	$966,772

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

Non-Accrual and Past Due Loans

	December 31, 2017
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
	(dollars in thousands)
Total loans
Commercial and industrial	$174	$41	$396	$96	$707	$105,457	$106,164
Construction	-	27	359	384	770	177,163	177,933
Multi-family residential	30	-	-	-	30	76,953	76,983
Commercial real estate	1,135	329	-	528	1,992	401,108	403,100
Loans to individuals & overdrafts	21	1	-	7	29	10,215	10,244
1-to-4 family residential	1,013	1,811	721	771	4,316	152,585	156,901
HELOC	103	-	-	329	432	52,174	52,606
Deferred loan (fees) cost, net	-	-	-	-	-	-	(1,305)

	$2,476	$2,209	$1,476	$2,115	$8,276	$975,655	$982,626

Loans- PCI
Commercial and industrial	$-	$-	$396	$-	$396	$2,537	$2,933
Construction	-	-	359	-	359	710	1,069
Multi-family residential	-	-	-	-	-	971	971
Commercial real estate	-	-	-	-	-	9,056	9,056
Loans to individuals & overdrafts	-	-	-	-	-	67	67
1-to-4 family residential	-	-	721	-	721	8,398	9,119
HELOC	-	-	-	-	-	46	46

	$-	$-	$1,476	$-	$1,476	$19,126	$23,261
Loans- excluding PCI

Commercial and industrial	$174	$41	$-	$96	$311	$102,920	$103,231
Construction	-	27	-	384	411	176,453	176,864
Multi-family residential	30	-	-	-	30	75,982	76,012
Commercial real estate	1,135	329	-	528	1,992	392,052	394,044
Loans to individuals & overdrafts	21	1	-	7	29	10,148	10,177
1-to-4 family residential	1,013	1,811	-	771	3,595	144,187	147,782
HELOC	103	-	-	329	432	52,128	52,560
Deferred loan (fees) cost, net	-	-	-	-	-	-	(1,305)

	$2,476	$2,209	$-	$2,115	$6,800	$953,870	$959,365

There were seventeen loans in the aggregate amount of $3.2 million greater than 90 days past due and still accruing interest at December 31, 2018 and there were eleven loans in the aggregate amount of $1.5 million greater than 90 days past due and still accruing interest at December 31, 2017. All loans greater than 90 days past due and still accruing are acquired loans that are considered past due rather than non-accrual loans due to the accounting treatment of acquired loans. In accordance with the ASC 310-20 guidance, if the loan pays different than contractually required, then a discount / (premium) adjustment is made in order to maintain the same effective interest rate.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

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

Impaired Loans

The following tables present information on loans, excluding PCI loans and loans evaluated collectively as a homogenous group, that were considered to be impaired as of December 31, 2018 and December 31, 2017:

				December 31, 2018
		Contractual		Year to Date
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(dollars in thousands)
2018:
With no related allowance recorded:
Commercial and industrial	$4,210	$4,495	$-	$2,899	$229
Construction	561	647	-	473	16
Commercial real estate	4,744	6,903	-	5,053	372
Loans to individuals & overdrafts	101	109	-	51	9
Multi-family residential	215	215	-	225	15
HELOC	1,040	1,204	-	884	50
1-to-4 family residential	572	732	-	1,169	79

Subtotal:	11,443	14,305	-	10,754	770
With an allowance recorded:
Commercial and industrial	127	325	51	234	13
Construction	27	27	14	13	-
Commercial real estate	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-
Multi-family Residential	-	-	-	-	-
HELOC	-	-	-	-	-
1-to-4 family residential	137	555	22	374	23
Subtotal:	291	907	87	621	36
Totals:
Commercial	10,007	12,612	65	8,897	645
Consumer	101	109	-	51	9
Residential	1,626	2,491	22	2,427	152

Grand Total:	$11,734	$15,212	$87	$11,375	$806

Impaired loans at December 31, 2018 were approximately $11.7 million and were comprised of $7.3 million in non-accrual loans and $4.4 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately $291,000 of the $11.7 million in impaired loans at December 31, 2018 had specific allowances aggregating $87,000 while the remaining $11.4 million had no specific allowances recorded. Of the $11.4 million with no allowance recorded, partial charge-offs through December 31, 2018 amounted to $3.5 million.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

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

Impaired loans at December 31, 2017 were approximately $8.0 million and were comprised of $2.1 million in non-accrual loans and $5.9 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately $344,000 of the $8.0 million in impaired loans at December 31, 2017 had specific allowances aggregating $61,000 while the remaining $7.7 million had no specific allowances recorded. Of the $7.7 million with no allowance recorded, partial charge-offs through December 31, 2017 amounted to $2.0 million.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

Troubled Debt Restructurings

The following tables present loans that were modified as troubled debt restructurings (“TDRs”) within the previous twelve months with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2018 and 2017:

	Twelve Months Ended December 31, 2018
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	loans	Investments	Investments
	(dollars in thousands)
Extended payment terms:
Commercial and industrial	6	1,579	1,517
Commercial real estate	3	1,283	895
1-to-4 family residential	1	409	389

Total	10	$3,271	$2,801

As noted in the tables above, there were ten loans that were considered TDRs during the year ended December 31, 2018, for reasons due to extended terms. These loans were renewed at terms that vary from those that the Company would enter into for new loans of this type.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

The following tables present loans that were modified as TDRs within the previous twelve months for which there was a payment default together with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2018 and 2017:

	Twelve months ended
	December 31, 2018
	Number	Recorded
	of loans	investment
	(dollars in thousands)
Extended payment terms:
Commercial and industrial	4	1,036
Commercial real estate	1	334

Total	5	$1,370

	Twelve months ended
	December 31, 2017
	Number	Recorded
	of loans	investment
	(dollars in thousands)
Extended payment terms:
Commercial and industrial	1	37
1-to-4 family residential	1	13

Total	2	$50

At December 31, 2018, the Company had thirty-six loans with an aggregate balance of $6.9 million that were considered to be troubled debt restructurings. Of those TDRs, twenty loans with a balance totaling $4.4 million were still accruing as of December 31, 2018. The remaining sixteen TDRs with a balance totaling $2.5 million were in non-accrual status. All TDRs are included in non-performing assets and impaired loans.

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the loan portfolio, management utilizes a risk grading matrix to assign a risk grade to each of the Company’s loans. All non-consumer loans are graded on a scale of 1 to 9. A description of the general characteristics of these nine different risk grades is as follows:

•	Risk Grade 1 (Superior) - Credits in this category are virtually risk-free and are well-collateralized by cash-equivalent instruments. The repayment program is well-defined and achievable. Repayment sources are numerous. No material documentation deficiencies or exceptions exist.
•	Risk Grade 2 (Very Good) - This grade is reserved for loans secured by readily marketable collateral, or loans within guidelines to borrowers with liquid financial statements. A liquid financial statement is a financial statement with substantial liquid assets relative to debts. These loans have excellent sources of repayment, with no significant identifiable risk of collection, and conform in all respects to Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind).

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

•	Risk Grade 3 (Good) - These loans have excellent sources of repayment, with no significant identifiable risk of collection. Generally, loans assigned this risk grade will demonstrate the following characteristics:
o	Conformity in all respects with Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind).
o	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.
o	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

•	Risk Grade 4 (Acceptable) - This grade is given to acceptable loans. These loans have adequate sources of repayment, with little identifiable risk of collection. Loans assigned this risk grade will demonstrate the following characteristics:
o	General conformity to the Bank's policy requirements, product guidelines and underwriting standards, with limited exceptions. Any exceptions that are identified during the underwriting and approval process have been adequately mitigated by other factors.
o	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.
o	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

•	Risk Grade 5 (Acceptable With Care) - This grade is given to acceptable loans that show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss. Loans assigned this grade may demonstrate some or all of the following characteristics:
o	Additional exceptions to the Bank's policy requirements, product guidelines or underwriting standards that present a higher degree of risk to the Bank. Although the combination and/or severity of identified exceptions is greater, all exceptions have been properly mitigated by other factors.
o	Unproven, insufficient or marginal primary sources of repayment that appear sufficient to service the debt at this time. Repayment weaknesses may be due to minor operational issues, financial trends, or reliance on projected (not historic) performance.
o	Marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.

•	Risk Grade 6 (Watch List or Special Mention) – Loans in this category can have the following characteristics:
o	Loans with underwriting guideline tolerances and/or exceptions and with no mitigating factors.
o	Extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank's position at some future date. Potential weaknesses are the result of deviations from prudent lending practices.
o	Loans where adverse economic conditions that develop subsequent to the loan origination that do not jeopardize liquidation of the debt but do substantially increase the level of risk may also warrant this rating.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans consistently not meeting the repayment schedule should be downgraded to substandard. Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action.
•	Risk Grade 8 (Doubtful) - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.
•	Risk Grade 9 (Loss) - Loans classified as Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be affected in the future.

Consumer loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:

•	Risk Grades 1 – 5 (Pass) – The loans in this category range from loans secured by cash with no risk of principal deterioration (Risk Grade 1) to loans that show signs of weakness in either adequate sources of repayment or collateral but have demonstrated mitigating factors that minimize the risk of delinquency or loss (Risk Grade 5).
•	Risk Grade 6 (Watch List or Special Mention) - Watch list or Special Mention loans include the following characteristics:
o	Loans within guideline tolerances or with exceptions of any kind that have not been mitigated by other economic or credit factors.
o	Extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank's position at some future date. Potential weaknesses are the result of deviations from prudent lending practices.
o	Loans where adverse economic conditions that develop subsequent to the loan origination that don't jeopardize liquidation of the debt but do substantially increase the level of risk may also warrant this rating.
•	Risk Grade 7 (Substandard) - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
•	Risk Grade 8 (Doubtful) - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.
•	Risk Grade 9 (Loss) - Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of December 31, 2018 and 2017:

Total Loans:

December 31, 2018
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(dollars in thousands)

Superior	$1,662	$-	$21	$-
Very good	2,266	246	1,120	-
Good	5,773	12,106	47,959	5,116
Acceptable	22,332	30,897	263,017	37,832
Acceptable with care	34,626	125,788	139,484	20,296
Special mention	879	711	1,789	-
Substandard	6,643	656	4,221	215
Doubtful	-	-	-	-
Loss	-	-	-	-
	$74,181	$170,404	$457,611	$63,459

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$155,117	$48,143
Special mention	900	88
Substandard	3,580	1,482
	$159,597	$49,713

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$10,891
Special mention	1,923
$12,814

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

Total Loans:

December 31, 2017
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(dollars in thousands)

Superior	$1,207	$-	$-	$-
Very good	2,454	111	420	-
Good	13,161	11,343	46,790	11,394
Acceptable	44,968	40,558	249,988	46,246
Acceptable with care	38,631	124,593	97,798	18,787
Special mention	3,172	583	3,771	322
Substandard	2,571	745	4,333	234
Doubtful	-	-	-	-
Loss	-	-	-	-
	$106,164	$177,933	$403,100	$76,983

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$149,767	$51,326
Special mention	3,270	253
Substandard	3,864	1,027
	$156,901	$52,606

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$10,233
Special mention	11
$10,244

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

Management believes the allowance for loan losses of $8.7 million at December 31, 2018 is adequate to provide for inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

For PCI loans acquired from Legacy Select and Premara, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the merger and December 31, 2018 and 2017 were:

	December 31,	December 31,
	2018	2017
	(dollars in thousands)
Contractually required payments	$24,823	$29,285
Nonaccretable difference	1,962	2,717
Cash flows expected to be collected	22,861	26,568
Accretable yield	3,593	3,307
Fair value	$19,268	$23,261

The following table documents changes to the amount of the PCI accretable yield as of December 31, 2018 and 2017:

	2018	2017
	(dollars in thousands)

Accretable yield, beginning of period	$3,307	$2,626
Additions	-	1,392
Accretion	(1,541)	(1,043)
Reclassification from nonaccretable difference	576	131
Other changes, net	1,251	201

Accretable yield, end of period	$3,593	$3,307

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

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
Years Ended December 31, 2018, 2017 and 2016

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

The following tables present a roll forward of the Company’s allowance for loan losses by loan segment for the twelve-month periods ended December 31, 2018, 2017 and 2016, respectively (in thousands):

2018

	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Loans – excluding PCI
Balance, beginning of period 01/01/2018	$742	$1,955	$3,304	$1,058	$549	$305	$791	$8,704
Provision for loan losses	(23)	(576)	(326)	585	31	1	(320)	(628)
Loans charged-off	(196)	-	(2)	(12)	(68)	(191)	-	(469)
Recoveries	239	6	48	32	43	91	-	459
Balance, end of period 12/31/2018	$762	$1,385	$3,024	$1,663	$555	$206	$471	$8,066

PCI Loans
Balance, beginning of period 01/01/2018	$65	$-	$66	$-	$-	$-	$-	$131
Provision for loan losses	149	-	319	4	-	-	-	472
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period 12/31/2018	$214	$-	$385	$4	$-	$-	$-	$603

Total Loans
Balance, beginning of period 01/01/2018	$807	$1,955	$3,370	$1,058	$549	$305	$791	$8,835
Provision for loan losses	126	(576)	(7)	589	31	1	(320)	(156)
Loans charged-off	(196)	-	(2)	(12)	(68)	(191)	-	(469)
Recoveries	239	6	48	32	43	91	-	459
Balance, end of period 12/31/2018	$976	$1,385	$3,409	$1,667	$555	$206	$471	$8,669

Ending Balance: individually evaluated for impairment	$51	$14	$-	$22	$-	$-	$-	$87
Ending Balance: collectively evaluated for impairment	$925	$1,371	$3,409	$1,645	$555	$206	$471	$8,582

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$68,891	$169,065	$444,354	$150,700	$48,747	$12,713	$62,307	$956,777
Ending Balance: collectively evaluated for impairment PCI loans	$1,764	$751	$7,579	$8,188	$49	$-	$937	$19,268
Ending Balance: individually evaluated for impairment	$3,526	$588	$5,678	$709	$917	$101	$215	$11,734
Ending Balance	$74,181	$170,404	$457,611	$159,597	$49,713	$12,814	$63,459	$987,779

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

2017

	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Loans – excluding PCI
Balance, beginning of period 01/01/2017	$1,211	$1,301	$3,448	$846	$611	$317	$628	$8,362
Provision for loan losses	(607)	642	754	188	92	55	161	1,285
Loans charged-off	(73)	(17)	(914)	(22)	(179)	(101)	-	(1,306)
Recoveries	211	29	16	46	25	34	2	363
Balance, end of period 12/31/2017	$742	$1,955	$3,304	$1,058	$549	$305	$791	$8,704

PCI Loans
Balance, beginning of period 01/01/2017	$37	$-	$-	$-	$12	$-	$-	$49
Provision for loan losses	28	-	66	-	(12)	-	-	82
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period 12/31/2017	$65	$-	$66	$-	$-	$-	$-	$131

Total Loans
Balance, beginning of period 01/01/2017	$1,248	$1,301	$3,448	$846	$623	$317	$628	$8,411
Provision for loan losses	(579)	642	820	188	80	55	161	1,367
Loans charged-off	(73)	(17)	(914)	(22)	(179)	(101)	-	(1,306)
Recoveries	211	29	16	46	25	34	2	363
Balance, end of period 12/31/2017	$807	$1,955	$3,370	$1,058	$549	$305	$791	$8,835

Ending Balance: individually evaluated for impairment	$50	$-	$-	$11	$-	$-	$-	$61
Ending Balance: collectively evaluated for impairment	$757	$1,955	$3,370	$1,047	$549	$305	$791	$8,774

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$102,148	$176,479	$389,617	$146,504	$51,958	$10,176	$75,777	$952,659
Ending Balance: collectively evaluated for impairment PCI loans	$2,933	$1,069	$9,056	$9,119	$46	$67	$971	$23,261
Ending Balance: individually evaluated for impairment	$1,083	$385	$4,427	$1,278	$602	$1	$235	$8,011

Ending Balance	$106,164	$177,933	$403,100	$156,901	$52,606	$10,244	$76,983	$983,931

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

2016

	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Loans – excluding PCI
Balance, beginning of period 01/01/2016	$922	$1,386	$3,005	$605	$564	$137	$393	$7,012
Provision for loan losses	449	(105)	481	(51)	217	250	235	1,476
Loans charged-off	(182)	(2)	(189)	(7)	(205)	(90)	-	(675)
Recoveries	22	22	151	299	35	20	-	549
Total	$1,211	$1,301	$3,448	$846	$611	$317	$628	$8,362

PCI Loans
Balance, beginning of period 01/01/2016	$-	$-	$-	$-	$9	$-	$-	$9
Provision for loan losses	37	-	-	-	3	-	-	40
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period 12/31/2016	$37	$-	$-	$-	$12	$-	$-	$49

Total Loans
Balance, beginning of period 01/01/2016	$922	$1,386	$3,005	$605	$573	$137	$393	$7,021
Provision for loan losses	486	(105)	481	(51)	220	250	235	1,516
Loans charged-off	(182)	(2)	(189)	(7)	(205)	(90)	-	(675)
Recoveries	22	22	151	299	35	20	-	549
Balance, end of period 12/31/2016	$1,248	$1,301	$3,448	$846	$623	$317	$628	$8,411

Ending Balance: individually evaluated for impairment	$-	$-	$80	$17	$19	$1	$-	$117
Ending Balance: collectively evaluated for impairment	$1,248	$1,301	$3,368	$829	$604	$316	$628	$8,294

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$90,413	$99,748	$266,689	$89,253	$39,886	$8,587	$55,104	$649,680
Ending Balance: collectively evaluated for impairment PCI loans	$219	$932	$8,174	$7,429	$197	$100	$669	$17,720
Ending Balance: individually evaluated for impairment	$46	$231	$6,860	$1,296	$1,075	$1,140	$346	$10,994

Ending Balance	$90,678	$100,911	$281,723	$97,978	$41,158	$9,827	$56,119	$678,394

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

NOTE F– OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned (“OREO”) during the years ended December 31, 2018 and 2017 (dollars in thousands):

	December 31,	December 31,
	2018	2017
	(Dollars in thousands)

Beginning balance January 1	$1,258	$599
Sales	(717)	(1,442)
Write-downs and loss on sales	(71)	(442)
Transfers	618	2,543
Ending balance	$1,088	$1,258

At December 31, 2018 and December 31, 2017, the Company had $1.1 million and $1.3 million, respectively, of foreclosed residential real estate property in OREO. The Company had 4 loans with recorded investment in the amount of $500,000 in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure at December 31, 2018. The Company had 5 loans with recorded investment in the amount of $376,000 in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure at December 31, 2017.

NOTE G - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2018 and 2017:

	2018	2017
	(dollars in thousands)

Land	$4,913	$5,078
Buildings	14,878	14,671
Furniture and equipment	7,455	6,577
Leasehold improvements	562	453
Construction in progress	136	100
	27,944	26,879
Less accumulated depreciation	10,024	8,611
Total	$17,920	$18,268

Depreciation amounting to approximately $1.7 million, $1.1 million, and $1.1 million for the years ended December 31, 2018, 2017, and 2016, respectively, is included in occupancy and equipment expenses.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

The Company has operating leases for its corporate offices and branches that expire at various times through 2024. Future minimum lease payments under the leases for years subsequent to December 31, 2018 are as follows:

Total Lease Payments
(dollars in thousands)

2019	$1,272
2020	811
2021	815
2022	646
2023	364
Years thereafter	137

$4,045

During 2018, 2017, and 2016, payments under operating leases were approximately $1.2 million, $408,000, and $370,000, respectively. Lease expense was accounted for on a straight line basis. Rental income earned on office space leased to third parties was $426,000, $148,000 and $182,000 for 2018, 2017 and 2016, respectively.

NOTE H – GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes the changes in carrying amounts of goodwill and other intangibles (core deposit intangibles) for the periods presented.

		Core Deposit Intangible
			Accumulated
	Goodwill	Gross	Amortization	Net
	(dollars in thousands)

Balance at January 1, 2016	$6,931	$3,219	$(1,978)	$1,241
Amortization expense	-	-	(431)	(431)
Balance at December 31, 2016	6,931	3,219	(2,409)	810
Goodwill and core deposit intangible resulting from Premara merger	17,973	2,700	-	2,700
Amortization expense	-	-	(409)	(409)
Balance at December 31, 2017	24,904	5,919	(2,818)	3,101
Adjustment of goodwill	(325)	-	-	-
Amortization expense	-	-	(1,016)	(1,016)
Balance at December 31, 2018	$24,579	$5,919	$(3,834)	$2,085

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting. An adjustment to goodwill was made during 2018 as a result of a revision to the purchase accounting entry during the measurement period.

The value of acquired core deposit relationships was determined using the present value of the difference between a market participant's cost of obtaining alternative funds and the cost to maintain the acquired deposit base.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

The table below summarizes the remaining core deposit intangible amortization (dollars in thousands):

2019	$791
2020	565
2021	379
2022	239
2023	105
Thereafter	6

$2,085

NOTE I – DEPOSITS

The scheduled maturities of time deposits at December 31, 2018 are as follows:

Total Time Deposits
(dollars in thousands)

2019	$360,733
2020	39,051
2021	16,025
2022	4,781
2023	6,537
Thereafter	-
$427,127

Time deposits with balances of more than $250,000 were $120.8 million and $96.9 million at December 31, 2018 and 2017, respectively.

NOTE J – REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and all subsequent ASUs that modified Topic 606. As stated in Note B, Recent Accounting Pronouncements, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with accounting policies employed under Topic 605.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

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

Other Fees and Income

Other fees and income primarily consist of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income primarily consists of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay services, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Other fees and income also includes other recurring revenue streams such as safety deposit box rental fees and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the year ended December 31, 2018 and 2017.

	December 31,	December 31,	December 31,
	2018	2017	2016
	(dollars in thousands)

Service Charges on Deposit Accounts	$1,124	$899	$966
Other	1,657	960	1,263
Noninterest Income (in-scope of Topic 606)	2,781	1,859	2,229
Noninterest Income (out-of-scope of Topic 606)	1,920	1,213	993

Total Non-interest Income	$4,701	$3,072	$3,222

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

NOTE K – SHORT-TERM AND LONG-TERM DEBT

At December 31, 2018, the Company had $7.0 million in short-term debt and $57.4 million in long-term debt. Short-term debt consisted of $7.0 million in Federal Home Loan Bank advances. Long-term debt consisted of $12.4 million in junior subordinated debentures and $45.0 million in Federal Home Loan Bank advances. The Federal Home Loan Bank advances are collateralized by $142.3 million of loans as of December 31, 2018.

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

	2018	2017
	(Dollars in thousands)

Balance at December 31	$-	$-
Weighted average interest rate at December 31	-	-
Maximum amount outstanding at any month-end during the year	$-	$15,235
Average daily balance outstanding during the year	$-	$6,751
Average annual interest rate paid during the year	-	0.35%

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

At December 31, 2018, the Company had $52.0 million in advances from the Federal Home Loan Bank of Atlanta and no borrowings from the Federal Reserve Bank discount window. Advances consisted of the following at December 31, 2018:

	Amount	Rate	Maturity
	(dollars in thousands)
Advance type:
Fixed rate credit	$3,000	1.51%	6/28/2019
Fixed rate credit	4,000	1.52%	6/28/2019
Fixed rate hybrid	20,000	2.53%	2/2/2021
Fixed rate hybrid	10,000	2.89%	4/12/2023
Fixed rate hybrid	5,000	2.94%	5/30/2023
Fixed rate hybrid	10,000	2.97%	6/28/2023

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

The Company pays interest on the junior subordinated debentures at an annual rate, reset quarterly, equal to 3 month LIBOR plus 2.15%. The debentures are redeemable on September 20, 2009 or afterwards in whole or in part, on any March 20, June 20, September 20 or December 20. Redemption is mandatory at September 20, 2034. The Company has fully and unconditionally guaranteed repayment of the trust-preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2018.

Lines of credit amounted to $258.1 million with various correspondent banks with $52.0 million outstanding and $206.1 million available as of December 31, 2018. Some of the lines of credit are secured and others unsecured with a variety of rates and terms.

NOTE L - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
	(dollars in thousands)
Current tax provision:
Federal	$2,366	$3,059	$2,998
State	483	328	498
Total current tax provision	2,849	3,387	3,496

Deferred tax provision:
Federal	943	2,328	52
State	118	(3)	99
Total deferred tax provision	1,061	2,325	151

Net income tax provision	$3,910	$5,712	$3,647

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 21% for 2018 and 34% for 2017 and 2016 to income before income taxes is summarized below:

	2018	2017	2016
	(dollars in thousands)

Income tax at federal statutory rate	$3,715	$3,025	$3,536
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	475	214	394
Tax-exempt interest income	(99)	(128)	(151)
Income from life insurance	(144)	(195)	(201)
Incentive stock option expense	(2)	39	24
Merger expenses	20	209	-
Impact of changes in tax rates	-	2,591	-
Other permanent differences	(55)	(43)	45

Provision for income taxes	$3,910	$5,712	$3,647

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2018 and 2017 are as follows:

	2018	2017
	(dollars in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$1,992	$2,030
Deferred compensation	132	172
Unrealized losses on available-for-sale securities	(17)	-
Net operating loss carryforwards	999	1,446
Acquisition accounting	1,107	1,738
Write-downs on foreclosed real estate	108	116
Other	269	143
Total deferred tax assets	4,590	5,645
Deferred tax liabilities relating to:
Premises and equipment	(721)	(654)
Deferred loan fees/costs	(67)	(54)
Unrealized gains on available-for-sale securities	-	(119)
Core deposit intangible	(140)	(319)
Total deferred tax liabilities	(928)	(1,146)

Net recorded deferred tax asset, included in other assets	$3,662	$4,499

Deferred income taxes are measured at the enacted tax rate for the period in which they are expected to reverse. In December 2017 the U.S. Congress passed and the President signed legislation which reduced the statutory federal corporate tax rate to 21% effective January 1, 2018 and for all taxable years ending after that date. North Carolina also enacted legislation to reduce its corporate tax rate from 3.0% to 2.5% effective January 1, 2019. Therefore, deferred income taxes as of December 31, 2018 have been measured using the tax rate enacted for subsequent years of 21% and 2.5%. The impact of this change in tax rate was an additional income tax expense of $2.6 million for 2017.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

The Company had $4.8 million of net operating losses which can be carried forward and applied against future taxable income. If unused, these net operating losses will expire in 2027 through 2036. The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014. As of December 31, 2018 and 2017, the Company has no uncertain tax positions.

The Company’s net deferred tax asset was $3.7 million and $4.5 million at December 31, 2018 and 2017. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of December 31, 2018, management concluded that the Company’s net deferred tax assets were fully realizable. As a result of the reduction in the federal corporate tax rate in December 2017 deferred taxes were adjusted to reflect this change. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations or other factors could impact the realization of the deferred tax asset in the future.

NOTE M - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2018, that the Company meets all capital adequacy requirements to which it is subject. The Company’s significant assets are its investments in Select Bank & Trust Company and New Century Statutory Trust I.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

As the following tables indicate, at December 31, 2018 and 2017, the Company and its Bank subsidiary both exceeded minimum regulatory capital requirements as specified below.

			Minimum for capital
	Actual		adequacy purposes
The Company:	Amount	Ratio	Amount	Ratio
December 31, 2018:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$202,675	19.26%	$84,179	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	194,006	18.44%	63,135	6.00%
Common Equity Tier 1 (to Risk-Weighted Assets)	182,006	17.30%	47,351	4.50%
Tier 1 Capital (to Average Assets)	194,006	15.65%	49,576	4.00%

			Minimum for capital
	Actual		adequacy purposes
The Company:	Amount	Ratio	Amount	Ratio
December 31, 2017:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$129,168	11.86%	$87,163	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	120,334	11.04%	65,372	6.00%
Common Equity Tier 1 (to Risk-Weighted Assets)	108,334	9.94%	49,029	4.50%
Tier 1 Capital (to Average Assets)	120,334	12.64%	38,086	4.00%

Select Bank & Trust Company’s actual capital amounts and ratios are presented in the table below as of December 31, 2018 and 2017:

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$162,507	15.45%	$84,124	8.00%	105,156	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	153,838	14.63%	63,093	6.00%	84,124	8.00%
Common equity Tier 1 (to Risk-Weight Assets)	153,838	14.63%	47,320	4.50%	68,351	6.50%
Tier 1 Capital (to Average Assets)	153,838	12.42%	49,557	4.00%	61,947	5.00%

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$123,813	11.38%	$87,077	8.00%	108,846	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	114,979	10.56%	65,308	6.00%	87,077	8.00%
Common equity Tier 1 (to Risk-Weight Assets)	114,979	10.56%	48,981	4.50%	70,750	6.50%
Tier 1 Capital (to Average Assets)	114,979	12.08%	38,086	4.00%	47,608	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of December 31, 2018.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

Management expects that the Bank will remain “well capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the future.

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2018 is as follows:

Financial instruments whose contract amounts represent credit risk:	(In thousands)
Undisbursed commitments	$232,365
Letters of credit	2,596

The Company has legally binding delayed equity commitments to private investment funds. These commitments are not expected to be called, and therefore, are not reflected in the financial statements. The amount of these commitments at December 31, 2018 and 2017 was $425,000 and $525,000, respectively.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of December 31, 2018 and December 31, 2017 (dollars in thousands):

Investment securities available for sale December 31, 2018	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies – GSE's	$9,837	$-	$9,837	$-
Mortgage-backed securities – GSE’s	22,983	-	22,983	-
Corporate Bonds	1,722	-	1,722	-
Municipal bonds	16,991	-	16,991	-
Total investment held for sale	$51,533	$-	$51,533	$-

Investment securities available for sale December 31, 2017	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies – GSE's	$13,364	$-	$13,364	$-
Mortgage-backed securities – GSE’s	29,684	-	29,684	-
Corporate Bonds	1,888	-	1,888	-
Municipal bonds	18,838	-	18,838	-
Total investment held for sale	$63,774	$-	$63,774	$-

The following are descriptions of valuation methodologies used for assets and liabilities recorded at fair value on a non-recurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve in the allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2018, and 2017, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. There were no transfers between levels from prior reporting periods. Valuation techniques are consistent with prior periods.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

The significant unobservable inputs used in the fair value measurement of the Company’s impaired loans range between 5 – 50% and 6 – 56% discount from appraisals for expected liquidation and sales costs at December 31, 2018 and 2017.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at estimated fair value, less the estimated costs to sell, at the date of foreclosure. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market adjusted by discounts as determined by the Company. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. Valuation techniques are consistent with prior periods.

The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate range between 6% – 10% discount from appraisals for expected liquidation and sales costs at both December 31, 2018 and 2017.

Assets held for sale

During 2015, a branch facility was taken out of service as part of the Company’s branch restructuring plan and reclassified as held for sale. The property is recorded at the remaining book balance of the asset or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. The significant unobservable input used is the discount applied to appraised values to account for expected liquidation and selling costs ranged between 1% and 25 % at December 31, 2018. There have been no changes in the valuation techniques.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of December 31, 2018 and December 31, 2017 (dollars in thousands):

Asset Category December 31, 2018	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$7,257	$-	$-	$7,257
Assets held for sale	668	-	-	668
Foreclosed real estate	1,088	-	-	1,088
Total	$9,013	$-	$-	$9,013

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

Asset Category December 31, 2017	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,115	$-	$-	$2,115
Assets held for sale	846	-	-	846
Foreclosed real estate	1,258	-	-	1,258
Total	$4,219	$-	$-	$4,219

As of December 31, 2018, the Bank identified $11.7 million in impaired loans, of which $7.3 million were carried at fair value on a non-recurring basis which included $291,000 in loans that required a specific reserve of $87,000, and an additional $595,000 in other loans without specific reserves that had partial charge-offs. As of December 31, 2017, the Bank identified $8.0 million in impaired loans, of which $2.1 million were carried at fair value on a non-recurring basis which included $344,000 in loans that required a specific reserve of $61,000, and an additional $1.7 million in other loans without specific reserves that had partial charge-offs.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 2018 and 2017:

	December 31, 2018
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
Financial assets:
Cash and due from banks	$17,059	$17,059	$17,059	$-	$-
Certificates of deposits	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	121,303	121,303	121,303	-	-
Investment securities available for sale	51,533	51,533	-	51,533	-
Loans held for sale	580	580	-	580	-
Loans, net	977,371	970,330	-	-	970,330
Accrued interest receivable	3,889	3,889	-	3,889	-
Stock in the FHLB	3,283	3,283	-	-	3,283
Other non-marketable securities	762	762	-	-	762
Assets held for sale	668	668	-	-	668

Financial liabilities:
Deposits	$980,427	$979,570	$-	$979,570	$-
Short-term debt	7,000	7,000	-	7,000	-
Long-term debt	57,372	55,504	-	55,504	-
Accrued interest payable	667	667	-	667	-

	December 31, 2017
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
Financial assets:
Cash and due from banks	$16,554	$16,554	$16,554	$-	$-
Certificates of deposits	1,500	1,500	1,500	-	-
Interest-earning deposits in other banks	37,996	37,996	37,996	-	-
Federal funds sold	6,645	6,645	6,645	-	-
Investment securities available for sale	63,774	63,774	-	63,774	-
Loans held for sale	98	98	-	98	-
Loans, net	973,791	972,475	-	-	972,475
Accrued interest receivable	3,997	3,997	-	3,997	-
Stock in the FHLB	2,490	2,490	-	-	2,490
Other non-marketable securities	1,019	1,019	-	-	1,019
Assets held for sale	846	846	-	-	846

Financial liabilities:
Deposits	$995,044	$991,977	$-	$991,977	$-
Short-term debt	28,279	28,279	-	28,279	-
Long-term debt	19,372	14,640	-	14,640	-
Accrued interest payable	427	427	-	427	-

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Plan

The Company has a 401(k) Plan and substantially all employees participate in the plan. The Company matches 100% of the first 6% of an employee’s compensation contributed to the plan. Expenses attributable to the plan amounted to $639,000, $465,000, and $382,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Supplemental Executive Retirement Plans

The Company implemented a nonqualified supplemental executive retirement plan for the former Chief Executive Officer during 2003. Benefits accrue and vest during the period of employment, and will be paid in monthly benefit payments over the officer’s life after retirement. Provisions of $36,000, $53,000, and $22,000 were expensed for future benefits to be provided under this plan during 2018, 2017 and 2016, respectively. In conjunction with the implementation of this plan, the Company has purchased life insurance on certain key officers to help offset plan accruals. The life insurance policies provide the payment of a death benefit in the event an insured officer dies prior to attainment of retirement age. The total liability under this plan at December 31, 2018 and 2017 was $85,000 and $198,000, respectively.

As part of the acquisition of Progressive State Bank (“Progressive”), the Company assumed a liability for the supplemental early retirement plan for Progressive’s Chief Executive Officer. Provisions of $(35,000), $36,000, and $17,000 and were expensed in 2018, 2017 and 2016, resulting in a total liability of $194,000 and $308,000 as of December 31, 2018 and 2017, respectively. Due to the plan having a tax gross up feature that was impacted by lower tax rates under the tax reform act under the tax reform act, the Company recorded a negative provision for 2018. Corresponding to this liability, Progressive had purchased a life insurance policy on a key officer to help offset the expense associated with future benefit payments. This policy was acquired by the Company upon its acquisition of Progressive.

Directors Deferred Compensation

The Company has instituted a Directors’ Deferral Plan (“Deferral Plan”) whereby individual directors may elect annually to defer receipt of all or a designated portion of their directors’ fees for the coming year. Amounts so deferred are used to purchase shares of the Company’s common stock on the open market by the administrator of the Deferral Plan or to issue shares from the Company’s authorized but unissued shares, with such deferred compensation disbursed in the future as specified by the director at the time of his or her deferral election. All deferral amounts and matching contributions, if any, are paid into a rabbi trust with a separate account for each participant under the plan. Net compensation and other expenses attributable to this plan for the years ended December 31, 2018, 2017 and 2016 were $97,000, $178,000, and $201,000, respectively. The Directors’ Deferral Plan was amended and restated on September 22, 2015 to ensure compliance with applicable regulations and to provide that the eventual payment of compensation deferred under the plan may be made only in the form of the Registrant’s common stock. A liability of $2.6 million and $2.5 million related to this plan is included in shareholders’ equity for December 31, 2018 and 2017, respectively.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

Equity-Based Compensation Plans

The Company utilizes equity-based awards as a component of its compensation of employees and directors. These equity-based awards may be in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, or restricted stock unit awards. Awards are granted pursuant to the Company’s equity-based compensation plans. The Company’s shareholders approved all equity-based compensation plans. At December 31, 2018, the Company had awards outstanding under its 2004 Incentive Stock Option Plan, 2008 Omnibus Stock Ownership and Long Term Incentive Plan (the “2008 Omnibus Plan”), 2010 Omnibus Stock Ownership and Long Term Incentive Plan (the “2010 Omnibus Plan”), and 2018 Omnibus Stock Incentive Plan (the “2018 Omnibus Plan”).

As of December 31, 2018, the Company had awards covering 13,000 shares outstanding under the 2004 Incentive Stock Option Plan, awards covering 46,755 shares outstanding under the 2008 Omnibus Plan, awards covering 177,700 shares outstanding under the 2010 Omnibus Plan, and awards covering 2,500 shares outstanding under the 2018 Omnibus Plan.

The 2018 Omnibus Plan became effective upon the approval of shareholders on May 22, 2018. As of December 31, 2018, the 2018 Omnibus Plan was the only plan that had shares available for future grants, and there were 597,500 shares remaining available for grant. All other plans have been frozen as to new grants.

For years when stock options were granted the estimated weighted average fair market value of each option awarded, using the Black-Scholes option pricing model, together with the assumptions used in estimating those weighted average fair values, are displayed below:

	2018	2017	2016

Estimated fair value of options granted	$6.07	$5.47	$4.17

Assumptions in estimating average option values:
Risk-free interest rate	2.94%	2.07%	1.59%
Dividend yield	-%	-%	-%
Volatility	36.67%	42.42%	46.09%
Expected life (in years)	8.00	8.00	8.00

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

A summary of the Company’s option plans as of and for the year ended December 31, 2018 is as follows:

		Outstanding Options		Exercisable Options
	Shares		Weighted		Weighted
	Available		Average		Average
	for Future	Number	Exercise	Number	Exercise
	Grants	Outstanding	Price	Outstanding	Price

At December 31, 2017	788,602	270,357	$8.29	108,241	$5.41

Options authorized	600,000	-	-	-	-
Options retired	(821,204)	-	-	-	-
Options granted/vested	(2,500)	2,500	6.07	36,456	6.07
Options exercised	31,534	(31,534)	5.92	(31,534)	5.92
Options expired	(150)	(150)	5.75	(150)	5.75
Options forfeited	1,218	(1,218)	11.35	-	$-

At December 31, 2018	597,500	239,955	$8.63	113,013	$6.71

The aggregate intrinsic value of options outstanding as of December 31, 2018 and 2017 was $900,000 and $1.2 million, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2018 and 2017 was $641,000 and $782,000, respectively. The unrecognized compensation expense for outstanding options at December 31, 2018, 2017, and 2016 was $642,000, $768,000, and $279,000, respectively. As of December 31, 2018, this cost is expected to be recognized over a weighted average period of 1.76 years.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

The weighted average remaining life of options outstanding and options exercisable as of December 31, 2018 was 6.57 years and 4.75 years, respectively. The weighted average remaining life of options outstanding and options exercisable as of December 31, 2017 was 6.8 years and 5.41 years, respectively. Information regarding the stock options outstanding at December 31, 2018 is summarized below:

	Number	Number
	of options	of options
Range of Exercise Prices	outstanding	exercisable

$2.25 - $7.07	86,655	76,653
$7.08 - $10.69	50,300	16,260
$10.70 - $12.99	103,000	20,100

Outstanding at end of year	239,955	113,013

A summary of the status of the Company’s non-vested options as of December 31, 2018 and changes during the year ended December 31, 2018, is presented below:

		Weighted-Average
		Grant Date
Non-vested Options	Options	Fair Value

Non-vested at December 31, 2017	161,915	$5.11
Granted	2,500	6.07
Vested	(36,255)	1.70
Expired	-	-
Forfeited	(1,218)	5.83
Non-vested at December 31, 2018	126,942	5.16

For the years ended December 31, 2018, 2017 and 2016, the intrinsic value of options exercised was $213,000, $197,000 and $333,000, respectively. For the years ended December 31, 2018, 2017 and 2016, the grant-date fair value of options vested was $181,000, $66,000, and $43,000, respectively. In addition, there were no stock options acquired in the Premara merger. For the years ended December 31, 2018 and 2017, respectively, $79,000 and $93,000 in tax benefits were recognized from non-qualified stock option exercises.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

NOTE Q - PARENT COMPANY FINANCIAL DATA

Following are the condensed balance sheets of Select Bancorp as of and for the years ended December 31, 2018 and 2017 and the related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2018:

Condensed Balance Sheets

December 31, 2018 and 2017

(dollars in thousands)

	2018	2017
Assets
Cash balances with Select Bank & Trust	$34,949	$12,617
Investment in Select Bank & Trust	181,442	142,762
Investment in New Century Statutory Trust I	580	564
Other assets	5,255	4,972
Total Assets	$222,226	$160,915

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Accrued interest and other liabilities	243	12,428
Total Liabilities	12,615	24,800
Shareholders’ equity:
Preferred stock	-	-
Common stock	19,312	14,009
Additional paid-in capital	150,718	95,850
Retained earnings	39,640	25,858
Common stock issued to deferred compensation trust	(2,615)	(2,518)
Directors’ Deferred Compensation Plan Rabbi Trust	2,615	2,518
Accumulated other comprehensive income	(59)	398
Total Shareholders’ Equity	209,611	136,115

Total Liabilities and Shareholders’ Equity	$222,226	$160,915

Condensed Statements of Operations

Years Ended December 31, 2018, 2017 and 2016

(dollars in thousands)

	2018	2017	2016
Equity in earnings of subsidiaries	$39,153	$(9,236)	$(788)
Dividends received for subsidiary	(25,000)	-	-
Dividends in excess of earnings	642	13,291	8,195
Operating expense	(1,275)	(1,175)	(793)
Income tax benefit	262	305	140

Net income	$13,782	$3,185	$6,754

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

Condensed Statements of Cash Flows

Years Ended December 31, 2018, 2017 and 2016

(dollars in thousands)

	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,782	$3,185	$6,754
Equity in undistributed income of subsidiaries	(39,153)	9,236	788
Stock based compensation	178	115	71
Net change in other assets	(283)	(315)	(308)
Net change in other liabilities	(12,185)	12,066	5
Net cash provided by (used in) operating activities	(37,661)	24,287	7,310

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from acquisition	-	257	-
Investment in subsidiary	-	(12,407)	-
Net cash used in investing activities	-	(12,150)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	187	166	527
Redemption of preferred stock	-	-	(7,645)
Proceeds from the issuance of common stock	63,250	-	-
Direct expenses related to capital transaction	(3,444)	-	-
Dividends	-	-	(4)

Net cash provided by (used in) financing activities	59,993	166	(7,122)

Net increase in cash and cash equivalents	22,332	12,303	188

Cash and cash equivalents at beginning of year	12,617	314	126

Cash and cash equivalents, end of year	$34,949	$12,617	$314

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

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

The Bank has loan transactions with its directors and executive officers in the regular course of business. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features. The following table represents loan transactions for directors and executive officers who held that position as of December 31, 2018 and 2017. A summary of related party loan transactions, is as follows:

	2018	2017
	(dollars in thousands)

Balance at January 1	$13,520	$10,534
Exposure of directors/executive officers added	-	2,212
Borrowings	1,312	1,469
Directors/executive officers resigned or retired from board	-	(67)
Loan repayments	(2,174)	(628)
Balance at December 31	$12,658	$13,520

At December 31, 2018, there was $4.5 million of unused lines of credit outstanding to directors and executive officers of the Company and its subsidiaries. Directors and executive officers had $38.6 million deposited with the Company.

NOTE S – CAPITAL TRANSACTIONS

Common Stock

On August 27, 2018, the Company and the Bank entered into an underwriting agreement (the “Underwriting Agreement”) with FIG Partners, LLC, as the underwriter named therein (the “Underwriter”), pursuant to which the Company agreed to issue and sell to the Underwriter and the Underwriter agreed to purchase, subject to and upon the terms and conditions of the Underwriting Agreement, an aggregate of 4,583,334 shares of the Company’s common stock, par value $1.00 per share, at a public offering price of $12.00 per share less underwriting discounts and commissions in an underwritten public offering (the “Offering”). The Company granted the Underwriter an option for a period of 30 days after the date of the Underwriting Agreement to purchase up to an additional 687,500 shares of common stock at the public offering price. The Underwriter exercised its option in full resulting in a total of 5,270,834 shares of common stock being issued and sold in the Offering. The Offering closed on August 30, 2018. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $59.8 million.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

In addition to the Offering, during 2017 the capital of the Company also increased due to the acquisition of Premara and its subsidiary bank, Carolina Premier Bank, on December 15, 2017. Premara had 3,179,808 shares of common stock outstanding as of the merger closing date. Under the terms of the merger agreement, 948,080 shares of Premara common stock (equivalent to 30% of Premara’s outstanding shares of common stock as of the date of the merger agreement) were converted to the $12.65 per share cash merger consideration, for aggregate cash consideration of $11,993,212 (exclusive of cash paid-in-lieu of fractional shares). The remaining 2,231,728 Premara common shares were converted into stock consideration at the merger exchange ratio of 1.0463 shares of Company common stock for each share of Premara common stock, resulting in the issuance of 2,334,999 new shares of Company common stock in the merger.

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

Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting as of December 31, 2018, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−Integrated Framework (2013) (the “2013 Framework”).

Based on this assessment, Management has concluded that that the Company’s internal control over financial reporting as of December 31, 2018 was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report which appears on Form 10-K herein.

Date: March 15, 2019	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: March 15, 2019	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the fourth quarter of 2018. Management has concluded that there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2018 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

Part III

Item 10 – Directors, Executive Officers AND CORPORATE GOVERNANCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

The Registrant has adopted a code of ethics for its directors as well as a code of ethics specifically for its senior financial officers. Each of these policies is posted in the “Investor Overview - Governance Documents” section of the “Investor Relations” page of the Registrant’s website: www.selectbank.com.

Item 11 - Executive Compensation

Incorporated by reference to the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated by reference to the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

Equity Compensation Plan Information. At December 31, 2018, the Registrant had awards outstanding under the following equity compensation plans:

•	2004 Incentive Stock Option Plan;
•	2008 Omnibus Stock Ownership and Long Term Incentive Plan, which plan was assumed in connection with Registrant’s 2014 acquisition of Select Bancorp, Inc., Greenville, NC;
•	2010 Omnibus Stock Ownership and Long Term Incentive Plan; and
•	2018 Omnibus Stock Incentive Plan (the “2018 Omnibus Plan”).

The Registrant’s shareholders have approved all equity-based compensation plans. The 2018 Omnibus Plan became effective upon the approval of shareholders on May 22, 2018. As of December 31, 2018, the 2018 Omnibus Plan was the only plan that had shares of the Registrant’s common stock available for future grants. All other plans have been frozen as to new grants.

The following table contains aggregated plan information as of December 31, 2018, with respect to the Registrant’s equity compensation plans under which equity securities are authorized for issuance:

Number of securities
remaining available
		Weighted-average	for future issuance
	Number of securities	exercise price of	under equity
	to be issued upon	outstanding	compensation plans
	exercise of	options,	(excluding securities
Plan Category	outstanding options,	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	239,955	$8.63	597,500
Equity compensation plans not approved by security holders	none	n/a	none
Total	239,955	$8.63	597,500

Item 13 – Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

PART IV

Item 15 – Exhibits, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial statements required to be filed by Item 8 of this Form:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits: See below exhibit index.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.

2.1	Agreement and Plan of Merger and Reorganization by and among Registrant, Select Bank & Trust Company, Premara Financial, Inc., and Carolina Premier Bank dated as of July 20, 2017	8-K	2.1	07/26/17	000-50400

3.1	Articles of Incorporation	10-KSB	3.1	03/30/04	000-50400

3.2	Articles of Amendment	8-K	3.1	08/26/11	000-50400

3.3	Articles of Amendment	8-K	3.1	07/29/14	000-50400

3.4	Amendment to Articles (contained within plan of merger)	8-K	3.2	07/29/14	000-50400

3.5	Bylaws	8-K	3.1	05/19/15	000-50400

4.1	Form of Stock Certificate	S-8	4.1	10/01/14	333-199090

10.1	2004 Incentive Stock Option Plan (compensatory plan)	S-8	99.1	07/19/04	333-117476

10.2	2010 Omnibus Stock Ownership and Long-Term Incentive Plan (compensatory plan)	8-K	99.1	08/02/10	000-50400

10.3	2018 Omnibus Stock Incentive Plan (compensatory plan)	8-K	10.1	05/24/18	000-50400

10.4	Directors’ Deferral Plan, as amended and restated (compensatory plan)	10-K	10.10	03/16/18	000-50400

10.5	Employment Agreement with William L. Hedgepeth II (management contract)	10-K	10.7	03/31/08	000-50400

10.6	Employment Agreement of W. Keith Betts (management contract)	8-K	10.1	01/12/17	000-50400

10.7	Employment Agreement of Mark A. Jeffries (management contract)	10-K	10.12	03/31/15	000-50400

10.8	Employment Agreement of Lynn H. Johnson (management contract)	10-K	10.11	03/31/15	000-50400

10.9	First Amendment to Employment Agreement of Lynn H. Johnson (management contract)	8-K	10.1	02/26/18	000-50400

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.

10.10	Employment Agreement of D. Richard Tobin, Jr. (management contract)	10-K	10.8	03/28/13	000-50400

21.1	Subsidiaries			Filed herewith

23.1	Consent of Dixon Hughes Goodman LLP			Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

101	The following financial information formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text			Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.
Registrant

	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth, II
Date: March 15, 2019		President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William L. Hedgepeth, II	March 15, 2019
William L. Hedgepeth, II., President,
Chief Executive Officer and Director

/s/ Mark A. Jeffries	March 15, 2019
Mark A. Jeffries, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ J. Gary Ciccone	March 15, 2019
J. Gary Ciccone, Director

/s/ Charles R. Davis	March 15, 2019
Charles R. Davis, Director

/s/ James H. Glen, Jr.	March 15, 2019
James H. Glen, Jr. Director

/s/ Oscar N. Harris	March 15, 2019
Oscar N. Harris, Director

/s/ Alicia S. Hawk	March 15, 2019
Alicia S. Hawk, Director

/s/ Gerald W. Hayes, Jr.	March 15, 2019
Gerald W. Hayes, Jr., Director

/s/ Ronald V. Jackson	March 15, 2019
Ronald V. Jackson, Director

/s/ John W. McCauley	March 15, 2019
John W. McCauley, Director

/s/ Carlie C. McLamb, Jr.	March 15, 2019
Carlie C. McLamb Jr., Director

/s/ V. Parker Overton	March 15, 2019
V. Parker Overton, Director

/s/ Anthony E. Rand	March 15, 2019
Anthony E. Rand, Director

/s/ Sharon L. Raynor	March 15, 2019
Sharon L. Raynor, Director

/s/ K. Clark Stallings	March 15, 2019
K. Clark Stallings, Director

/s/ W. Lyndo Tippett	March 15, 2019
W. Lyndo Tippett, Director

/s/ Seth M. Wilfong	March 15, 2019
Seth M. Wilfong, Director

- 150 -