Form 10-Q
period 2019-03-31
SELECT BANCORP, INC.
filed 2019-05-10
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Registrant's telephone number, including area code: (910) 892-7080

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $1.00 per share	SLCT	The NASDAQ Stock Market LLC

As of May 2, 2019, the registrant had outstanding 19,326,485 shares of Common Stock, $1.00 par value per share.

Part I. Financial Information

Item 1. Financial Statements

SELECT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31,
	(Unaudited)	2018*
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$15,586	$17,059
Interest-earning deposits in other banks	44,894	121,303
Certificates of deposit	1,000	1,000
Federal funds sold	9,809	-
Investment securities available for sale, at fair value	86,727	51,533
Loans held for sale	354	580
Loans	991,801	986,040
Allowance for loan losses	(8,510)	(8,669)

NET LOANS	983,291	977,371

Accrued interest receivable	4,120	3,889
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	3,342	3,283
Other non-marketable securities	738	762
Foreclosed real estate	1,046	1,088
Premises and equipment, net	17,715	17,920
Right of use lease asset	8,750	-
Bank owned life insurance	29,282	29,117
Goodwill	24,579	24,579
Core deposit intangible (“CDI”)	1,866	2,085
Assets held for sale	668	668
Other assets	8,310	6,288

TOTAL ASSETS	$1,242,077	$1,258,525

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$240,262	$247,007
Savings	48,080	51,811
Money market and NOW	262,169	254,482
Time	400,455	427,127

TOTAL DEPOSITS	950,966	980,427

Short-term debt	7,000	7,000
Long-term debt	57,372	57,372
Lease liability	8,842	-
Accrued interest payable	519	667
Accrued expenses and other liabilities	3,927	3,448

TOTAL LIABILITIES	1,028,626	1,048,914
Shareholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, $1.00 par value, 25,000,000 shares authorized; 19,326,485 and 19,311,505 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	19,326	19,312
Additional paid-in capital	150,877	150,718
Retained earnings	42,947	39,640
Common stock issued to deferred compensation trust, at cost; 306,195 and 303,239 shares outstanding at March 31, 2019 and December 31, 2018, respectively	(2,652)	(2,615)
Directors’ Deferred Compensation Plan Rabbi Trust	2,652	2,615
Accumulated other comprehensive income (loss)	301	(59)

TOTAL SHAREHOLDERS’ EQUITY	213,451	209,611

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,242,077	$1,258,525

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except share
	and per share data)
INTEREST INCOME
Loans	$13,042	$13,157
Federal funds sold and interest-earning deposits in other banks	543	211
Investments	465	354

TOTAL INTEREST INCOME	14,050	13,722

INTEREST EXPENSE
Money market, NOW and savings deposits	356	314
Time deposits	1,753	1,354
Short-term debt	26	129
Long-term debt	458	221

TOTAL INTEREST EXPENSE	2,593	2,018

NET INTEREST INCOME	11,457	11,704

PROVISION FOR
LOAN LOSSES	112	141

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,345	11,563

NON-INTEREST INCOME
Fees on the sale of mortgages	157	26
Service charges on deposit accounts	266	276
Other fees and income	774	863

TOTAL NON-INTEREST INCOME	1,197	1,165

NON-INTEREST EXPENSE
Personnel	4,971	4,741
Occupancy and equipment	727	888
Deposit insurance	105	165
Professional fees	382	270
CDI amortization	219	275
Merger/acquisition related expenses	-	1,826
Information systems	789	1,002
Foreclosure-related expenses	30	12
Other	1,081	1,105

TOTAL NON-INTEREST EXPENSE	8,304	10,284

INCOME BEFORE INCOME TAX	4,238	2,444

INCOME TAXES	931	547

NET INCOME	$3,307	$1,897

NET INCOME PER COMMON SHARE
Basic	$0.17	$0.14
Diluted	$0.17	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	19,315,686	14,011,707
Diluted	19,365,354	14,081,776

See accompanying notes.

4

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)

Net income	$3,307	$1,897

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	467	(536)
Tax effect	(107)	126
	360	(410)

Total comprehensive income	$3,667	$1,487

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

							Common
							Stock
							Issued		Accumulated
					Additional		to Deferred		Other	Total
	Preferred Stock		Common Stock		paid-in	Retained	Compensation	Deferred	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Trust	Comp Plan	Income (loss)	Equity
Balance at December 31, 2017	-	$-	14,009,137	$14,009	$95,850	$25,858	$(2,518)	$2,518	$398	$136,115
Net income	-	-	-	-	-	1,897	-	-	-	1,897
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(410)	(410)
Stock option exercises	-	-	4,780	5	21	-	-	-	-	26
Stock based compensation	-	-	-	-	45	-	-	-	-	45
Directors’ equity incentive plan, net	-	-	-	-	-	-	41	(41)	-	-
Balance at March 31, 2018	-	$-	14,013,917	$14,014	$95,916	$27,755	$(2,477)	$2,477	$(12)	$137,673

Balance at December 31, 2018	-	$-	19,311,505	$19,312	$150,718	$39,640	$(2,615)	$2,615	$(59)	$209,611
Net income	-	-	-	-	-	3,307	-	-	-	3,307
Other comprehensive income	-	-	-	-	-	-	-	-	360	360
Stock option exercises	-	-	14,980	14	100	-	-	-	-	114
Stock based compensation	-	-	-	-	59	-	-	-	-	59
Directors’ equity incentive plan, net	-	-	-	-	-	-	37	(37)	-	-
Balance at March 31, 2019	-	$-	19,326,485	$19,326	$150,877	$42,947	$(2,652)	$2,652	$301	$213,451

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,307	$1,897
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	112	141
Depreciation and amortization of premises and equipment	622	444
Amortization and accretion of investment securities	142	170
Amortization of deferred loan fees and costs	(217)	(155)
Amortization of core deposit intangible	219	275
Stock-based compensation	59	45
Accretion on acquired loans	(200)	(938)
Amortization of acquisition premium on time deposits	-	(80)
Net accretion of acquisition discount on borrowings	-	(5)
Increase in cash surrender value of bank owned life insurance	(165)	(169)
Proceeds from loans held for sale	6,667	(2,365)
Originations of loans held for sale	(6,284)	1,995
Loss (gain) on sales of loans held for sale	(157)	26
Net loss on sale and write-downs of foreclosed real estate	3	11
Loss on sale of premises and equipment	-	49
Write-down on assets held for sale	-	50
Change in assets and liabilities:
Net change in accrued interest receivable	(231)	234
Net change in other assets	(2,016)	2,068
Net change in accrued expenses and other liabilities	481	(11,473)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,342	(7,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	(59)	(1,184)
Redemption of non-marketable security	24	114
Purchase of investment securities available for sale	(37,948)	-
Maturities of investment securities available for sale	-	100
Mortgage-backed securities pay-downs	3,079	3,642
Net change in loans outstanding	(5,641)	5,085
Proceeds from sale of foreclosed real estate	65	62
Net purchases of premises and equipment	(417)	(408)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(40,897)	7,411

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(29,461)	$14,517
Proceeds from short-term debt	-	3,899
Proceeds from long-term debt	-	20,000
Repayments of lease liability	(171)	-
Proceeds from stock option exercises	114	26

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(29,518)	38,442

NET CHANGE IN CASH AND CASH EQUIVALENTS	(68,073)	38,073

CASH AND CASH EQUIVALENTS, BEGINNING	139,362	62,695

CASH AND CASH EQUIVALENTS, ENDING	$71,289	$100,768

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,741	$1,946
Taxes	-	-

Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	360	(410)
Transfers from loans to foreclosed real estate	26	340

See accompanying notes.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE A - BASIS OF PRESENTATION

Select Bancorp, Inc. (the “Company”) is a bank holding company whose principal business activity consists of ownership of Select Bank & Trust Company (referred to as the “Bank”). In 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of the Company. New Century Statutory Trust I is not a consolidated subsidiary of the Company. On July 25, 2014, the Company changed its name from New Century Bancorp, Inc. to Select Bancorp, Inc. following its acquisition by merger of Select Bancorp, Inc., Greenville, NC (which we refer to herein as “Legacy Select”). The Company is subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the North Carolina Commissioner of Banks.

The Bank was originally incorporated as New Century Bank on May 19, 2000 and began banking operations on May 24, 2000. On July 25, 2014, the Company acquired Select Bank & Trust Company, Greenville, North Carolina, and changed the Bank’s legal name to Select Bank & Trust Company. On December 15, 2017, the Company acquired Premara Financial, Inc. (“Premara”) and its subsidiary Carolina Premier Bank (“Carolina Premier”) through the merger of Premara with and into the Company, followed immediately by the merger of Carolina Premier with and into the Bank. The Bank continues as the only banking subsidiary of the Company with its headquarters and operations center located in Dunn, NC. The Bank is engaged in general commercial and retail banking in central and eastern North Carolina, as well as in Charlotte, North Carolina and northwest South Carolina. The Bank is subject to the supervision and regulation of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the March 31, 2019 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At March 31, 2019 and 2018 there were 168,120 and 121,300 anti-dilutive options outstanding, respectively.

	Three Months Ended
	March 31,
	2019	2018
Weighted average shares used for basic net income per share	19,315,686	14,011,707

Effect of dilutive stock options	49,668	70,069
Weighted average shares used for diluted net income per share	19,365,354	14,081,776

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.  For public business entities, the amendments in ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.  The Company adopted this standard during the first quarter of 2019. The impact was an increase to the Consolidated Balance Sheet for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and expense of the lease liabilities in the Consolidated Statements of Income. Additionally, adding these assets to the balance sheet impacted total risk-weighted assets used to determine the regulatory capital levels.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

In July 2018, the FASB amended the Leases Topic of the Accounting Standards Codification to make narrow amendments to clarify how to apply certain aspects of the new standard. The amendments are effective for reporting periods beginning after December 15, 2018.

The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. Adoption of ASU 2016-02 resulted in the recognition of lease liabilities totaling $9,013,900 and the recognition of right-of-use assets totaling $9,013,900 as of the date of adoption. The adoption of this standard did not impact beginning retained earnings. Total risk-based capital was adversely impacted by 13 basis points due to the increase in risk-weighted assets, see Note J. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. The initial balance sheet gross up upon adoption was primarily related to operating leases of certain real estate properties. The Company has no finance leases or material subleases or leasing arrangements for which it is the lessor of property or equipment. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are leases or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases.

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

In August 2018, the FASB amended ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement topic of the Accounting Standards Codification. The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three months ended March 31, 2019. Valuation techniques are consistent with techniques used in prior periods.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
March 31, 2019	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

U.S. government agencies- GSE’s	$11,937	$-	$11,937	$-

Mortgage-backed securities-GSE’s	56,118	-	56,118	-

Corporate bonds	1,638	-	1,638	-

Municipal bonds	17,034	-	17,034	-

Total investment for sale	$86,727	$-	$86,727	$-

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
December 31, 2018	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

U.S. government agencies- GSE’s	$9,837	$-	$9,837	$-

Mortgage-backed securities-GSE’s	22,983	-	22,983	-

Corporate bonds	1,722	-	1,722	-

Municipal bonds	16,991	-	16,991	-

Total investment for sale	$51,533	$-	$51,533	$-

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve in the allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2019 and December 31, 2018, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At March 31, 2019, the discounts used are weighted between 5% and 50%. There were no transfers between levels from the prior reporting periods and there have been no changes in valuation techniques for the three months ended March 31, 2019.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value of the real estate collateral less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate is the discount applied to appraised values to account for expected liquidation and selling costs. At March 31, 2019, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three months ended March 31, 2019.

Assets held for sale

During 2015, a branch facility was taken out of service as part of the Company’s branch restructuring plan and reclassified as held for sale. The property is recorded at the remaining book balance of the asset or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. The significant unobservable input used is the discount applied to appraised values to account for expected liquidation and selling costs ranged between 1% and 25% at March 31, 2019 and December 31, 2018. There have been no changes in the valuation techniques for the three months ended March 31, 2019.

Loans held for sale

The Company originates fixed and variable rate residential mortgage loans on a service release basis in the secondary market. Loans closed but not yet settled with an investor are carried in our loans held for sale portfolio.   Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with our customers.  Therefore, these loans present very little market risk.  The Company usually delivers to, and receives funding from, the investor within 30 to 60 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts” basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. Because of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is materially the same as the value of the loan amount at its origination.

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

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
Asset Category		for Identical	Observable	Unobservable
March 31, 2019	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Impaired loans	$6,337	$-	$-	$6,337

Loans held for sale	354	-	354	-

Assets held for sale	668	-	-	668

Foreclosed real estate	1,046	-	-	1,046

Total	$8,405	$-	$354	$8,051

		Quoted Prices in	Significant
		Active Markets	Other	Significant
Asset Category		for Identical	Observable	Unobservable
December 31, 2018	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Impaired loans	$7,257	$-	$-	$7,257

Loans held for sale	580	-	580	-

Assets held for sale	668	-	-	668

Foreclosed real estate	1,088	-	-	1,088

Total	$9,593	$-	$580	$9,013

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the carrying values and estimated fair values of the Company's financial instruments at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets:
Cash and due from banks	$15,586	$15,586	$15,586	$-	$-
Certificates of deposit	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	44,894	44,894	44,894	-	-
Federal funds sold	9,809	9,809	9,809	-	-
Investment securities available for sale	86,727	86,727	-	86,727	-
Loans held for sale	354	354		354	-
Loans, net	983,291	975,395	-	-	975,395
Accrued interest receivable	4,120	4,120	-	4,120	-
Stock in FHLB	3,342	3,342	-	-	3,342
Other non-marketable securities	738	738	-	-	738

Financial liabilities:
Deposits	$950,966	$952,022	$-	$952,022	$-
Short-term debt	7,000	7,000	-	7,000	-
Long-term debt	57,372	55,878	-	55,878	-
Accrued interest payable	519	519	-	519	-

	December 31, 2018
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets:
Cash and due from banks	$17,059	$17,059	$17,059	$-	$-
Certificates of deposits	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	121,303	121,303	121,303	-	-
Investment securities available for sale	51,533	51,533	-	51,533	-
Loans held for sale	580	580	-	580	-
Loans, net	977,371	970,330	-	-	970,330
Accrued interest receivable	3,889	3,889	-	3,889	-
Stock in the FHLB	3,283	3,283	-	-	3,283
Other non-marketable securities	762	762	-	-	762
Assets held for sale	668	668	-	-	668

Financial liabilities:
Deposits	$980,427	$979,570	$-	$979,570	$-
Short-term debt	7,000	7,000	-	7,000	-
Long-term debt	57,372	55,504	-	55,504	-
Accrued interest payable	667	667	-	667	-

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investments (“AFS”), with gross unrealized gains and losses, follow:

	March 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies GSE’s	$11,808	$151	$(22)	$11,937
Mortgage-backed securities GSE’s	56,064	167	(113)	56,118
Corporate bonds	1,617	21	-	1,638
Municipal bonds	16,846	190	(2)	17,034

	$86,335	$529	$(137)	$86,727

As of March 31, 2019, accumulated other comprehensive income included net unrealized gains totaling $392,000. Deferred tax assets resulting from these net unrealized losses totaled $91,000.

The amortized cost and fair value of available for sale (“AFS”) investments, with gross unrealized gains and losses, follow:

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies GSE’s	$9,852	$36	$(51)	$9,837
Mortgage-backed securities GSE’s	23,150	62	(229)	22,983
Corporate bonds	1,697	25	-	1,722
Municipal bonds	16,910	105	(24)	16,991

	$51,609	$228	$(304)	$51,533

As of December 31, 2018, accumulated other comprehensive income included net unrealized losses totaling $76,000. Deferred tax liabilities resulting from these net unrealized gains totaled $17,000.

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	March 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
Within 1 year	$5,174	$15	$-	$5,189
After 1 year but within 5 years	34,438	203	(126)	34,515
After 5 years but within 10 years	27,940	130	(10)	28,060
After 10 years	18,783	181	(1)	18,963

	$86,335	$529	$(137)	$86,727

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
Within 1 year	$3,275	$13	$-	$3,288
After 1 year but within 5 years	32,862	96	(252)	32,706
After 5 years but within 10 years	6,551	48	(29)	6,570
After 10 years	8,921	71	(23)	8,969

	$51,609	$228	$(304)	$51,533

Securities with a carrying value of $6.1 million and $6.4 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

None of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations. The Company has the intent and ability to hold these securities to recovery. No other than temporary impairments were identified for these investments having unrealized losses for the periods ended March 31, 2019 and December 31, 2018. The Company has not incurred any losses related to securities sales in the first three months of 2019 or during the year ended December 31, 2018.

The following tables show the gross unrealized losses and fair value of the Company’s investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018.

	March 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies- GSEs	$-	$-	$3,026	$(22)	$3,026	$(22)
Mortgage-backed securities- GSEs	10,044	(13)	11,858	(100)	21,902	(113)
Municipal bonds	-	-	1,301	(2)	1,301	(2)

Total temporarily impaired securities	$10,044	$(13)	$16,185	$(124)	$26,229	$(137)

At March 31, 2019, the Company had twenty-two securities with an unrealized loss for more than twelve months of $124,000 which consisted of five U.S. government agencies-GSEs, fourteen mortgage-backed GSEs and three municipal bonds. Three mortgage-backed GSEs had unrealized losses for less than twelve months totaling $13,000 at March 31, 2019. All unrealized losses are attributable to the general trend of interest rates. There were no sales of investment securities during the first quarter of 2019.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies- GSEs	$1,224	$(6)	$4,086	$(45)	$5,310	$(51)
Mortgage-backed securities-GSEs	200	-	16,932	(229)	17,132	(229)
Corporate bonds	-	-	-	-	-	-
Municipal bonds	1,007	(2)	1,740	(22)	2,747	(24)

Total temporarily impaired securities	$2,431	$(8)	$22,758	$(296)	$25,189	$(304)

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS

Following is a summary of the composition of the Company’s loan portfolio at March 31, 2019 and December 31, 2018:

	March 31,		December 31,
Total Loans:	2019		2018
		Percent		Percent
	Amount	of total	Amount	of total
		(dollars in thousands)
Real estate loans:
1-to-4 family residential	$156,732	15.80%	$159,597	16.19%
Commercial real estate	458,488	46.23%	457,611	46.41%
Multi-family residential	57,230	5.77%	63,459	6.44%
Construction	181,162	18.26%	170,404	17.28%
Home equity lines of credit (“HELOC”)	48,760	4.92%	49,713	5.04%

Total real estate loans	902,372	90.98%	900,784	91.36%

Other loans:
Commercial and industrial	79,729	8.04%	74,181	7.52%
Loans to individuals	11,338	1.14%	12,597	1.28%
Overdrafts	92	0.01%	217	0.02%
Total other loans	91,159	9.19%	86,995	8.82%

Gross loans	993,531		987,779
Less deferred loan origination fees, net	(1,730)	(0.17)%	(1,739)	(0.18)%
Total loans	991,801	100.00%	986,040	100.00%

Allowance for loan losses	(8,510)		(8,669)

Total loans, net	$983,291		$977,371

For Purchased Credit Impaired, or PCI loans, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of March 31, 2019 and December 31, 2018 were:

(dollars in thousands)	March 31, 2019	December 31, 2018

Contractually required payments	$24,366	$24,823
Nonaccretable difference	1,842	1,962
Cash flows expected to be collected	22,524	22,861
Accretable yield	3,721	3,593
Carrying value	$18,803	$19,268

Loans are primarily secured by real estate located in eastern and central North Carolina and northwestern South Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2019, the Company had pre-approved but unused lines of credit for customers totaling $176.8 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

A floating lien of $138.1 million of loans was pledged to the FHLB to secure borrowings at March 31, 2019.

The following tables present an age analysis of past due loans, segregated by class of loans as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
	(dollars in thousands)

Commercial and industrial	$36	$452	$1,340	$2,652	$4,480	$75,249	$79,729
Construction	31	1,799	70	543	2,443	178,719	181,162
Multi-family residential	-	-	-	-	-	57,230	57,230
Commercial real estate	254	829	313	1,867	3,263	455,225	458,488
Loans to individuals & overdrafts	12	-	-	29	41	11,389	11,430
1-to-4 family residential	594	75	1,423	266	2,358	154,374	156,732
HELOC	13	-	-	980	993	47,767	48,760
Deferred loan (fees) cost, net	-	-	-	-	-	-	(1,730)

	$940	$3,155	$3,146	$6,337	$13,578	$979,953	$991,801

	December 31, 2018
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
	(dollars in thousands)

Commercial and industrial	$27	$203	$1,665	$4,170	$6,065	$68,116	$74,181
Construction	-	-	69	587	656	169,748	170,404
Multi-family residential	-	-	-	-	-	63,459	63,459
Commercial real estate	103	483	-	1,074	1,660	455,951	457,611
Loans to individuals & overdrafts	1	24	-	-	25	12,789	12,814
1-to-4 family residential	502	505	1,433	386	2,826	156,771	159,597
HELOC	-	43	-	1,040	1,083	48,630	49,713
Deferred loan (fees) cost, net	-	-	-	-	-	-	(1,739)

	$633	$1,258	$3,167	$7,257	$12,315	$975,464	$986,040

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of March 31, 2019 and December 31, 2018:

				Three months ended
	As of March 31, 2019			March 31, 2019
		Contractual
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$2,584	$2,788	$-	$3,853	$4
Construction	465	525	-	552	5
Commercial real estate	6,008	7,251	-	5,843	66
Multi-family residential	211	211	-	213	3
Loans to individuals	117	121	-	109	-
HELOC	857	1,060	-	957	15
1-to-4 family residential	648	1,196	-	990	16

Subtotal:	10,890	13,152	-	12,517	109
With an allowance recorded:
Commercial and industrial	183	239	75	232	6
Construction	78	133	-	-	-
HELOC	-	-	-	-	-
1-to-4 family residential	-	-	7	134	7
Subtotal:	261	372	82	366	13
Totals:
Commercial	9,451	11,014	75	10,693	84
Consumer	117	121	-	109	-
Residential	1,583	2,389	7	2,081	38

Grand Total:	$11,151	$13,524	$82	$12,883	$122

Impaired loans at March 31, 2019 were approximately $11.2 million and were composed of $6.3 million in non-accrual loans and $4.9 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $261,000 in impaired loans had specific allowances provided for them while the remaining $10.9 million had no specific allowances recorded at March 31, 2019. Of the $10.9 million with no allowance recorded, $1.1 million of those loans have had partial charge-offs recorded.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

				Three months ended
	As of December 31, 2018			March 31, 2018
		Contractual
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$4,210	$4,495	$-	$1,806	$72
Construction	561	647	-	382	1
Commercial real estate	4,744	6,903	-	4,655	60
Multi-family residential	101	109	-	232	3
Loans to individuals	215	215	-	1	-
HELOC	1,040	1,204	-	803	13
1-to-4 family residential	572	732	-	998	48

Subtotal:	11,443	14,305	-	8,877	197
With an allowance recorded:
Commercial and industrial	127	325	51	142	1
Construction	27	27	14	13	-
HELOC	-	-	-	16	-
1-to-4 family residential	137	555	22	177	5
Subtotal:	291	907	87	348	6
Totals:
Commercial	10,007	12,612	65	7,230	137
Consumer	101	109	-	1	-
Residential	1,626	2,491	22	1,994	66

Grand Total:	$11,734	$15,212	$87	$9,225	$203

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the first quarter of 2019 and 2018:

	Three months ended March 31, 2019			Three months ended March 31, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
	(dollars in thousands)
Extended payment terms:
Commercial and industrial	4	$1,365	$1,275	4	$1,046	$1,046
Commercial real estate	3	1,283	1,015	-	-	-
1-to-4 family residential	2	432	409	-	-	-
Loans to individuals	1	1	1	-	-	-

Total	10	$3,081	$2,700	4	$1,046	$1,046

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default during that period together with concessions made by loan class during the twelve month periods ended March 31, 2019 and 2018:

	Twelve months ended		Twelve months ended
	March 31, 2019		March 31, 2018
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
	(dollars in thousands)

Extended payment terms:
Commercial and industrial	8	$1,591	3	$996
Construction	1	34	1	62
Commercial real estate	3	697	1	899
Loans to Individuals	1	1	-	-
1-to-4 family residential	4	128	2	125

Total	17	$2,451	7	$2,082

At March 31, 2019, the Bank had thirty-nine loans with an aggregate balance of $7.7 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-two loans with a balance totaling $5.2 million were still accruing as of March 31, 2019. The remaining TDRs with balances totaling $2.5 million as of March 31, 2019 were in non-accrual status.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of March 31, 2019 and December 31, 2018, respectively:

Total loans:

March 31, 2019
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
		(dollars in thousands)

Superior	$990	$-	$185	$-
Very good	2,207	142	1,075	-
Good	6,203	11,705	53,857	4,965
Acceptable	25,780	24,847	271,454	35,438
Acceptable with care	38,572	141,357	124,997	16,616
Special mention	84	697	1,414	-
Substandard	5,893	2,414	5,506	211
Doubtful	-	-	-	-
Loss	-	-	-	-
	$79,729	$181,162	$458,488	$57,230

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$153,077	$47,300
Special mention	1,125	76
Substandard	2,530	1,384
	$156,732	$48,760

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$11,309
Non -pass	121
	$11,430

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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
	$12,814

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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

The following table documents changes to the amount of the accretable yield on PCI loans for the three months ended March 31, 2019 and 2018:

	2019	2018
	(dollars in thousands)

Accretable yield, beginning of period	$3,593	$3,307
Accretion	(288)	(354)
Reclassification from (to) nonaccretable difference	117	-
Other changes, net	299	87

Accretable yield, end of period	$3,721	$3,040

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three month periods ended March 31, 2019 and March 31, 2018, respectively (dollars in thousands):

	Three months ended March 31, 2019
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Loans – excluding PCI
Balance, beginning of period	$762	$1,385	$3,024	$1,663	$555	$206	$471	$8,066
Provision for (recovery of) loan losses	214	186	356	(461)	(80)	(15)	(63)	137
Loans charged-off	(251)	-	-	-	(49)	(19)	-	(319)
Recoveries	5	1	15	9	13	5	-	48
Balance, end of period	$730	$1,572	$3,395	$1,211	$439	$177	$408	$7,932

PCI Loans
Balance, beginning of period	$214	$-	$385	$4	$-	$-	$-	$603
Provision for (recovery of) loan losses	(168)	23	(152)	242	2	-	28	(25)
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$46	$23	$233	$246	$2	$-	$28	$578

Total Loans
Balance, beginning of period	$976	$1,385	$3,409	$1,667	$555	$206	$471	$8,669
Provision for (recovery of) loan losses	46	209	204	(219)	(78)	(15)	(35)	112
Loans charged-off	(251)	-	-	-	(49)	(19)	-	(319)
Recoveries	5	1	15	9	13	5	-	48
Balance, end of period	$776	$1,595	$3,628	$1,457	$441	$177	$436	$8,510

Ending Balance: individually evaluated for impairment	$75	$-	$-	$7	$-	$-	$-	$82
Ending Balance: collectively evaluated for impairment	$701	$1,595	$3,628	$1,450	$441	$177	$436	$8,428

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$75,481	$179,872	$444,893	$148,073	$47,853	$11,313	$56,092	$963,577
Ending Balance: collectively evaluated for impairment PCI loans	$1,481	$747	$7,587	$8,011	$50	$-	$927	$18,803
Ending Balance: individually evaluated for impairment	$2,767	$543	$6,008	$648	$857	$117	$211	$11,151
Ending Balance	$79,729	$181,162	$458,488	$156,732	$48,760	$11,430	$57,230	$993,531

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2018
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total

Loans – excluding PCI
Balance, beginning of period	$742	$1,955	$3,304	$1,058	$549	$305	$791	$8,704
Provision for (recovery of) loan losses	(10)	(275)	282	208	125	(174)	(94)	62
Loans charged-off	(9)	-	-	-	(35)	(15)	-	(59)
Recoveries	6	6	4	9	6	9	-	40
Balance, end of period	$729	$1,686	$3,590	$1,275	$645	$125	$697	$8,747

PCI Loans
Balance, beginning of period	$65	$-	$66	$-	$-	$-	$-	$131
Provision for loan losses	79	-	-	-	-	-	-	79
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$144	$-	$66	$-	$-	$-	$-	$210

Total Loans
Balance, beginning of period	$807	$1,955	$3,370	$1,058	$549	$305	$791	$8,835
Provision for (recovery of) loan losses	69	(275)	282	208	125	(174)	(94)	141
Loans charged-off	(9)	-	-	-	(35)	(15)	-	(59)
Recoveries	6	6	4	9	6	9	-	40
Balance, end of period	$873	$1,686	$3,656	$1,275	$645	$125	$697	$8,957

Ending Balance: individually evaluated for impairment	$49	$14	$-	$13	$-	$-	$-	$76
Ending Balance: collectively evaluated for impairment	$824	$1,672	$3,657	$1,262	$645	$125	$697	$8,881

Loans:
Ending Balance: collectively evaluated for impairment	$105,045	$169,869	$410,783	$149,490	$51,174	$10,754	$73,572	$970,687
Ending Balance: individually evaluated for impairment	$2,071	$430	$4,858	$862	$595	$1	$230	$9,047
Ending Balance	$107,116	$170,299	$415,641	$150,352	$51,769	$10,755	$73,802	$979,734

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS HELD FOR SALE

The Company originates fixed and variable rate residential mortgage loans on a service release basis in the secondary market. Loans closed but not yet settled with an investor are carried in loans held for sale portfolio.   Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with customers.  Therefore, these loans present very little market risk.  The Company usually delivers to, and receive funding from, the investor within 30 to 60 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts” basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. Because of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is materially the same as the value of the loan amount at its origination.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Other Fees and Income

Other fees and income primarily consist of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income primarily consists of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Other fees and income also includes other recurring revenue streams such as safe deposit box rental fees and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
	(dollars in thousands)

Service Charges on Deposit Accounts	$266	$276
Other	502	413
Noninterest Income (in-scope of Topic 606)	768	689
Noninterest Income (out-of-scope of Topic 606)	429	476
Total Non-interest Income	$1,197	$1,165

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

NOTE I – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned, or OREO, during the three months ended March 31, 2019 and the year ended December 31, 2018:

	Three Months	Twelve Months
	Ended	Ended
	March 31,	December 31,
	2019	2018
	(dollars in thousands)

Beginning balance January 1	$1,088	$1,258
Sales	(65)	(717)
Write-downs	(3)	(71)
Transfers	26	618
Ending balance	$1,046	$1,088

At March 31, 2019 and December 31, 2018, the Company had $1.0 million and $1.1 million, respectively, of foreclosed residential real estate property in OREO. The Company had five loans with a recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure in the aggregate amount of $770,000 at March 31, 2019. At December 31, 2018, the Company had 5 loans with recorded investment in the amount of $376,000 in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure.

Note J – LEASES

The Company has operating leases for branches and certain equipment. The Company’s leases have remaining lease terms of 1 year to 15 years which may include options to extend the leases for up to 5 years per option period. The Company has some leases that are month to month or expire within 1 year that are not included below.

At March 31, 2019, the Company did not have any leases that had not yet commenced for which we had created a right-of-use asset and a lease liability. The Company does not have any finance leases. For the operating leases the Company has elected the practical expedient of not separating lease components from non-lease components and instead to account for each separate lease component and the non-lease components associated with that lease as a single lease component. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the lease agreements include periodic rate adjustments for inflation.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 25 years. The exercise of lease renewal options is at our sole discretion. When it is reasonably certain that the Company will exercise the option to renew or extend the lease term, that option is included in determining the value of the ROU and lease liability.

The components of lease expense were as follows:

(In thousands)	Three Months Ended March 31,
2019

Operating lease cost	$261

Supplemental cash flow information related to leases was as follows:

(In thousands)	Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$261

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	9,013

The following table presents the remaining weighted average lease terms and discount rates as of March 31, 2019:

Weighted Average Remaining Lease Term
Operating leases	7.3 years

Weighted Average Discount Rate
Operating leases	6.0%

Maturities of lease liabilities were as follows:

(In thousands) Year Ending December 31,	Operating Leases

2019 (excluding the three months ended March 31, 2019)	$398
2020	580
2021	642
2022	713
2023	693
Thereafter	5,816
Total lease payments	$8,842

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Select Bancorp, Inc. (the “Company”). This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by, and information currently available to us. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results, performance or achievements may differ materially from the results expressed or implied by our forward-looking statements. Factors that could influence actual results, performance or achievements include, among other things: changes in national, regional and local market conditions; changes in legislative and regulatory conditions, changes in the interest rate environment, breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats; and adverse changes in credit quality trends.

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

On January 29, 2019, the Bank entered into a Purchase and Assumption Agreement with City National Bank of West Virginia pursuant to which the Bank will assume the majority of deposits and acquire the equipment and other selected assets associated with City National Bank of West Virginia’s branch located at 621 Nevan Road, Virginia Beach, Virginia. The transaction is subject to state and federal bank regulatory approvals and other customary closing conditions and is expected to close during the second quarter of 2019.

Comparison of Financial Condition at

March 31, 2019 and December 31, 2018

During the first three months of 2019, total assets decreased by $16.4 million to $1.2 billion as of March 31, 2019. The decrease in assets was due primarily to cash used to pay down wholesale deposits. Earning assets at March 31, 2019 totaled $1.1 billion and consisted of $983.3 million in net loans, $86.7 million in investment securities, $61.5 million in cash, overnight investments and interest-bearing deposits in other banks, $9.8 million in federal funds sold and $4.1 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the first quarter of 2019 were $951.0 million and $213.5 million, respectively.

Since the end of 2018, gross loans have increased by $5.8 million to $991.8 million as of March 31, 2019. The increase in gross loans was due primarily to normal customer demand. At March 31, 2019, gross loans consisted of $79.7 million in commercial and industrial loans, $458.5 million in commercial real estate loans, $57.2 million in multi-family residential loans, $11.4 million in consumer loans, $156.7 million in residential real estate loans, $48.8 million in HELOCs, and $181.2 million in construction loans. Deferred loan fees, net of costs, on these loans were $1.7 million at March 31, 2019.

At March 31, 2019 the Company held $9.8 million in federal funds sold and $0 in repurchase agreements compared to $0 in federal funds sold and $0 in repurchase agreements for December 31, 2018. Interest-earning deposits in other banks were $45.9 million at March 31, 2019, a $76.4 million decrease from December 31, 2018. The Company’s investment securities at March 31, 2019 were $86.7 million, an increase of $35.2 million from December 31, 2018. The investment portfolio as of March 31, 2019 consisted of $11.9 million in government agency debt securities, $56.1 million in mortgage-backed securities, $1.6 million in corporate bonds and $17.0 million in municipal securities. The net unrealized gain on these securities was $392,000 as of March 31, 2019.

At March 31, 2019, the Company had an investment of $3.3 million in the form of Federal Home Loan Bank (“FHLB”) stock, which increased by $59,000 from December 31, 2018. Also, the Company had $738,000 in other non-marketable securities at March 31, 2019 compared to $762,000 at December 31, 2018.

At March 31, 2019, non-earning assets were $107.2 million, an increase of $516,000 from $106.7 million as of December 31, 2018. Non-earning assets included $15.6 million in cash and due from banks, bank premises and equipment of $17.7 million, goodwill of $24.6 million, core deposit intangible of $1.9 million, accrued interest receivable of $4.1 million, right of use lease asset of $8.8 million, foreclosed real estate of $1.0 million, and other assets totaling $8.3 million, including net deferred taxes of $3.6 million. Since the income on bank–owned life insurance is included in non-interest income, this asset is not included in the Company’s calculation of earning assets. The decrease in non-earning assets was due primarily to the reduction in cash and due from banks.

Total deposits at March 31, 2019 were $951.0 million and consisted of $240.3 million in non-interest-bearing demand deposits, $262.2 million in money market and negotiable order of withdrawal, or NOW, accounts, $48.1 million in savings accounts, and $400.5 million in time deposits. Total deposits decreased by $29.5 million from $980.4 million as of December 31, 2018, due primarily to the decrease in wholesale deposits. The Bank had $0 in brokered demand deposits and $26.3 million in brokered time deposits as of March 31, 2019. The Bank had $0 in brokered demand deposits and $56.5 million in brokered time deposits as of December 31, 2018.

As of March 31, 2019, the Company had $52.0 million (of which $45.0 million is identified as long-term debt) in FHLB borrowings, and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at March 31, 2019 was $213.5 million, an increase of $3.8 million from $209.6 million as of December 31, 2018. Accumulated other comprehensive income relating to available for sale securities increased $360,000 during the three months ended March 31, 2019. Other changes in shareholders’ equity included net income of $3.3 million and $114,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At March 31, 2019, the Company had $940,000 in loans that were 30 to 59 days past due and $3.2 million in loans that were 30 to 89 days past due. This represented 0.73% of gross loans outstanding on that date. This is a decrease from December 31, 2018 when there were $5.1 million in loans that were 30-89 days past due or 0.51% of gross loans outstanding. Non-accrual loans decreased from $7.3 million at December 31, 2018 to $6.3 million at March 31, 2019.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased from 1.50% at December 31, 2018 to 1.49% at March 31, 2019. The Company had a decrease of $920,000 in non-accruals from $7.3 million at December 31, 2018 and an increase in accruing troubled debt restructurings from $4.4 million at December 31, 2018 to $5.2 million as of March 31, 2019. Of the non-accrual loans as of March 31, 2019, five commercial real estate loans totaled $1.1 million, five construction loans totaled $544,000, fourteen commercial loans totaled $2.4 million, nine HELOC loans totaled $980,000, six agricultural loans totaled $1.0 million and ten 1-to-4 family residential loans totaled $266,000 and consumer made up the remaining balance.

At March 31, 2019, the Bank had thirty-nine loans totaling $7.7 million that were considered to be troubled debt restructurings. Twenty-two of these loans totaling $5.2 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	March 31,	December 31,
	2019	2018
	(dollars in thousands)

Non-accrual loans	$6,337	$7,257
Accruing TDRs	5,246	4,378
Total non-performing loans	11,583	11,635
Foreclosed real estate	1,046	1,088
Total non-performing assets	$12,629	$12,723

Accruing loans past due 90 days or more	$3,146	$3,167
Allowance for loan losses	$8,510	$8,669

Non-performing loans to period end loans	1.17%	1.18%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.49%	1.50%
Allowance for loan losses to period end loans	0.86%	0.88%
Allowance for loan losses to non-performing loans	73%	75%
Allowance for loan losses to non-performing assets	67%	68%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	54%	55%
Non-performing assets to total assets	1.02%	1.01%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.27%	1.26%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at March 31, 2019 and December 31, 2018 were $12.6 million and $12.7 million, respectively. The allowance for loan losses at March 31, 2019 represented 67% of non-performing assets compared to 68% at December 31, 2018.

Total impaired loans at March 31, 2019 were $11.6 million. This includes $6.3 million in loans that were classified as impaired because they were in non-accrual status and $5.2 million in accruing TDRs. Of these loans, $261,000 required a specific reserve of $82,000 at March 31, 2019.

Total impaired loans at December 31, 2018 were $11.7 million. This includes $7.3 million in loans that were classified as impaired because they were in non-accrual status and $4.4 million in accruing TDRs. Of these loans, $291,000 required a specific reserve of $87,000 at December 31, 2018.

The allowance for loan losses was $8.5 million at March 31, 2019 or 0.86% of gross loans outstanding as compared to 0.88% reported as a percentage of gross loans at December 31, 2018. This decrease resulted primarily from changes in loans requiring a specific reserve plus qualitative factors related to interest rates and economic performance indicators. The Legacy Select loans and Carolina Premier loans were recorded at estimated fair value as of the acquisition date and the related credit risk is reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of the allowance for loan losses to gross loans. The allowance for loan losses at March 31, 2019 represented 73% of non-performing loans compared to 75% at December 31, 2018. It is management’s assessment that the allowance for loan losses as of March 31, 2019 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	March 31, 2019
(dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total

Time deposits	$328,042	$62,068	$10,345	$-	$400,455
Short-term borrowings	7,000	-	-	-	7,000
Long-term debt	-	20,000	25,000	12,372	57,372
Operating leases	541	1,253	1,395	5,653	8,842
Total contractual obligations	$335,583	$83,321	$36,740	$18,025	$473,669

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

At March 31, 2019 and December 31, 2018, the Company had $28.6 million and $27.7 million in non-1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At March 31, 2019 and December 31, 2018, the Company had $14.0 million and $10.0 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 25.6% and 23.2% of total risk-based capital as of March 31, 2019 and December 31, 2018, which is less than the 100% maximum allowed. These loans may represent more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At March 31, 2019, the Company had one product type group which exceeded this guideline; Office Building, which represented 43% of risk-based capital or $71.7 million. All other commercial real estate groups were at or below the 40% threshold. The internal guideline levels heighten the level of Company monitoring of such loans in underwriting and ongoing servicing activities. At December 31, 2018, the Company did not exceed the 40% guideline in any product types. All commercial and residential real estate product types were under the 40% threshold. All other commercial real estate product types were under the 40% threshold.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of
March 31, 2019 and December 31, 2018.

Acquisition, Development and Construction Loans

(dollars in thousands)

	March 31, 2019			December 31, 2018
	Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total

Total ADC loans	$151,008	$30,154	$181,162	$145,736	$24,668	$170,404

Average Loan Size	$275	$372		$267	$308

Percentage of total loans	15.23%	3.04%	18.27%	14.78%	2.50%	17.28%

Non-accrual loans	$608	$-	$608	$587	$-	$587

Management monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at
March 31, 2019 and December 31, 2018.

	March 31, 2019				December 31, 2018
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(dollars in thousands)

Harnett County	$8,035	4.43%	$5,238	10.74%	$5,389	3.16%	$5,367	10.80%
Alamance County	786	0.43%	1,290	2.65%	740	0.43%	1,350	2.72%
Beaufort County	1,065	0.59%	1,148	2.35%	908	0.53%	1,113	2.24%
Brunswick County	9,239	5.10%	1,447	2.97%	8,440	4.95%	1,492	3.00%
Carteret County	2,405	1.33%	2,670	5.48%	1,544	0.91%	2,676	5.38%
Cherokee County	-	-%	29	0.06%	-	-%	52	0.11%
Craven County	1,177	0.65%	318	0.65%	1,060	0.62%	319	0.64%
Cumberland County	24,379	13.46%	3,019	6.19%	21,019	12.34%	3,116	6.27%
Mecklenburg County	28,455	15.71%	3,589	7.36%	24,853	14.59%	3,635	7.31%
New Hanover County	27,909	15.40%	2,480	5.09%	23,396	13.73%	2,721	5.47%
Pasquotank County	1,174	0.65%	1,790	3.67%	1,145	0.67%	1,915	3.85%
Pickens County	-	-%	85	0.17%	-	-%	99	0.20%
Pitt County	12,115	6.69%	6,048	12.40%	10,574	6.21%	6,334	12.74%
Robeson County	1,310	0.72%	3,352	6.87%	1,076	0.63%	3,505	7.05%
Sampson County	24	0.01%	1,869	3.83%	149	0.09%	1,835	3.69%
Wake County	17,542	9.68%	2,324	4.77%	18,528	10.87%	1,744	3.51%
Wayne County	1,629	0.90%	3,309	6.79%	2,212	1.30%	3,457	6.95%
Wilson County	449	0.25%	70	0.14%	392	0.23%	73	0.15%
York County	286	0.16%	1,109	2.28%	124	0.07%	1,053	2.12%
All other locations	43,183	23.84%	7,576	15.54%	48,855	28.67%	7,857	15.80%

Total	$181,162	100.00%	$48,760	100.00%	$170,404	100.00%	$49,713	100.00%

Interest-Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest-only payment terms. At March 31, 2019, the Company had $222.8 million in loans that had terms permitting interest-only payments. This represented 22.6% of the total loan portfolio. At December 31, 2018, the Company had $224.6 million in loans that had terms permitting interest only payments. This represented 22.77% of the total loan portfolio. Recognizing the risk inherent with interest-only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest-only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $70.1 million, or 7.1% of total loans, at March 31, 2019 compared to $70.6 million, or 7.2% of total loans, at December 31, 2018. The Company’s ten largest customer relationships totaled $114.3 million, or 11.5% of total loans, at March 31, 2019 compared to $106.8 million, or 10.8% of total loans, at December 31, 2018. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended March 31, 2019 and 2018

General. During the first quarter of 2019, the Company had net income of $3.3 million as compared with net income of $1.9 million for the first quarter of 2018. Net income per common share for the first quarter of 2019 was $0.17 basic and diluted, compared with net income per common share of $0.14 basic and $0.13 diluted, for the first quarter of 2018. Results of operations for the first quarter of 2019 were primarily impacted by a decrease of $247,000 in net interest income and a decrease in non-interest expense of $2.0 million, which was primarily related to decreases in merger related expenses of $1.8 million, occupancy expenses of $161,000, and information systems expenses of $213,000 which were offset by an increase in professional fees expense of $112,000 and personnel expense of $230,000. The Company recorded a provision for loan losses of $112,000 for the first quarter of 2019 compared to a provision of $141,000 in the first quarter of 2018.

Net Interest Income. Net interest income decreased to $11.5 million for the first quarter of 2019 from $11.7 million for the first quarter of 2018. The Company’s total interest income was affected by the decrease in earning loan balances during the first two months of the quarter due to customer activity. Average total interest-earning assets were $1.1 billion in the first quarter of 2019 compared with $1.1 billion during the same period in 2018, while the average yield on those assets decreased 19 basis points from 5.21% to 5.02% which was primarily due to the reduction of discount accretion on loans acquired in the merger with Carolina Premier Bank.

The Company’s average interest-bearing liabilities decreased by $59.6 million to $771.6 million for the quarter ended March 31, 2019 from $831.2 million for the same period one year earlier and the cost of those funds increased from 0.98% to 1.36%, or 38 basis points. The decrease in interest-bearing liabilities was a primary result of reducing brokered deposits and advances. During the first quarter of 2019, the Company’s net interest margin was 4.09% and net interest spread was 3.65%. In the same quarter ended one year earlier, net interest margin was 4.45% and net interest spread was 4.22%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company uses loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the first quarter of 2019, the Company recorded a provision for loan losses of $112,000, as compared to the provision of $141,000 that was recorded in the first quarter of 2018. In both 2019 and 2018, the relatively small provision expense resulted from a low level of net charge-offs and improvements in qualitative factors associated with various loan pools.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2019 was $1.2 million, an increase of $32,000 from the first quarter of 2018. Service charges on deposit accounts decreased $10,000 to $266,000 for the quarter ended March 31, 2019 from $276,000 for the same period in 2018. Other non-deposit fees and income decreased $89,000 from the first quarter of 2018 to the first quarter of 2019 due to decreases in various items. Fees from the sale of mortgages increased from $26,000 for the quarter ended March 31, 2018 to $157,000 for the first quarter of 2019. The Company did not have sales of securities during the three months ended March 31, 2019 or 2018, respectively.

Non-Interest Expenses. Non-interest expenses decreased by $2.0 million to $8.3 million for the quarter ended March 31, 2019, from $10.3 million for the same period in 2018. In general, most categories of non-interest expenses decreased, primarily due to the elimination of expenses associated with the operational obligations of Carolina Premier Bank. The following are highlights of the significant categories of non-interest expenses during the first quarter of 2019 versus the same period in 2018:

•	Personnel expenses increased $230,000 to $5.0 million, due to additional personnel and cost of living increases.
•	Occupancy expenses decreased $161,000, primarily due to reduced repairs and maintenance and rent expense.
•	Merger related expenses decreased $1.8 million.
•	CDI expense decreased $56,000 due to the amortization.
•	Information systems expense decreased by $213,000 due to reduction of expenses related to the conversion of the core processing system used by Carolina Premier.
•	Professional fees increased by $112,000 to $382,000.
•	Deposit insurance expenses decreased by $60,000 to $105,000, due to increased capital levels.

Provision for Income Taxes. The Company’s effective tax rate was 22.0% and 22.4% for the quarters ended March 31, 2019 and 2018, respectively.

As of March 31, 2019 and December, 31, 2018, the Company had a net deferred tax asset in the amount of $3.6 million and $3.7 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of March 31, 2019 and December 31, 2018, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

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

	March 31, 2019			March 31, 2018
	(dollars in thousands)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans, gross of allowance	$976,420	$13,050	5.42%	$972,384	$13,172	5.49%
Investment securities	66,576	496	3.02%	61,427	418	2.76%
Other interest-earning assets	95,705	543	2.30%	41,067	211	2.08%
Total interest-earning assets	1,138,701	14,089	5.02%	1,074,878	13,801	5.21%

Other assets	100,146			124,698

Total assets	$1,238,847			$1,199,576
Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$303,781	356	0.48%	$317,857	314	0.40%
Time deposits over $100,000	285,980	1,304	1.85%	330,144	1,030	1.27%
Other time deposits	117,463	449	1.55%	114,217	324	1.15%
Borrowings	64,372	484	3.05%	68,996	350	2.06%

Total interest-bearing liabilities	771,596	2,593	1.36%	831,214	2,018	0.98%

Non-interest-bearing deposits	242,547			219,184
Other liabilities	12,574			11,095
Shareholders' equity	212,130			137,083

Total liabilities and shareholders' equity	$1,238,847			$1,198,576

Net interest income/interest rate spread (taxable-equivalent basis)		$11,496	3.65%		$11,783	4.22%

Net interest margin (taxable-equivalent basis)			4.09%			4.45%

Ratio of interest-earning assets to interest-bearing liabilities	147.58%			129.31%

Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$11,496	4.08%		$11,783	4.42%
Less:
taxable-equivalent adjustment		39			79

Net Interest Income		$11,457			$11,704

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 12.7% of total assets at March 31, 2019 as compared to 15.2% as of December 31, 2018.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of March 31, 2019, the Company had existing credit lines with other financial institutions to purchase up to $130.0 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $138.1 million of qualifying loans is pledged to the FHLB to secure borrowings. At March 31, 2019, the Company had $52.0 million in FHLB advances outstanding. Another source of short-term borrowings available to the Bank is securities sold under agreements to repurchase. At March 31, 2019, in addition to FHLB advances, total borrowings consisted of junior subordinated debentures of $12.4 million.

Total deposits were $951.0 million at March 31, 2019. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 42.1% of total deposits at March 31, 2019. Time deposits of $250,000 or more represented 12.7% of the Company’s total deposits at March 31, 2019. At quarter-end, the Company had $26.3 million in brokered time deposits and $0 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. The Common Equity Tier 1 risk-based ratio does not include limited life components such as trust preferred securities and SBLF preferred stock in this calculation. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 17.19% at March 31, 2019.

As the following table indicates, at March 31, 2019, the Company and the Bank both exceeded minimum regulatory capital requirements as specified below.

	Actual	Minimum
Select Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	19.16%	8.00%
Tier 1 risk-based capital ratio	18.37%	6.00%
Leverage ratio	16.32%	4.00%
Common Equity Tier 1 risk-based capital ratio	17.26%	4.50%

		Regulatory
	Actual	Minimum	Well-Capitalized
Select Bank & Trust	Ratio	Requirement	Requirement

Total risk-based capital ratio	15.42%	8.00%	10.00%
Tier 1 risk-based capital ratio	14.63%	6.00%	8.00%
Leverage ratio	13.02%	4.00%	5.00%
Common Equity Tier 1 risk-based capital ratio	14.63%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of March 31, 2019.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of December 31, 2018.

	December 31, 2018
(Dollars in thousands)	Estimated Change to NII	Estimated Change to EVE

Immediate change in interest rates:
+ 4.0%	17.9%	10.1%
+ 3.0%	13.8	8.2
+ 2.0%	9.5	6.2
+ 1.0%	4.8	3.4
No change	-	-
- 1.0%	(4.7)	(4.5)

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the first quarter of 2019. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter of 2019 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently engaged in, nor are any of its properties subject to, any material legal proceedings.  From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it attempts to collect loans, enforce its security interest in loans, or other matters of similar nature.

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.

10.1	First Amendment to Employment Agreement with Mark A. Jeffries, effective January 23, 2019	8-K	10.1	01/28/19	000-50400

10.2	First Amendment to Employment Agreement with W. Keith Betts, effective January 22, 2019	8-K	10.2	01/28/19	000-50400

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, in XBRL (eXtensible Business Reporting Language)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: May 10, 2019	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: May 10, 2019	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer

