Form 10-Q
period 2019-06-30
SELECT BANCORP, INC.
filed 2019-08-09
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 5, 2019, the registrant had outstanding 19,261,989 shares of Common Stock, $1.00 par value per share.

Part I. Financial Information

Item 1 - Financial Statements

SELECT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31,
	(Unaudited)	2018*
	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$20,397	$17,059
Interest-earning deposits in other banks	100,584	121,303
Certificates of deposit	500	1,000
Federal funds sold	21,961	-
Investment securities available for sale, at fair value	83,102	51,533
Loans held for sale	826	580
Loans	997,062	986,040
Allowance for loan losses	(8,303)	(8,669)
NET LOANS	988,759	977,371
Accrued interest receivable	4,028	3,889
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	3,045	3,283
Other non-marketable securities	718	762
Foreclosed real estate	1,468	1,088
Premises and equipment, net	18,274	17,920
Right of use lease asset	8,953	-
Bank owned life insurance	29,451	29,117
Goodwill	24,579	24,579
Core deposit intangible (“CDI”)	2,011	2,085
Assets held for sale	-	668
Other assets	8,141	6,288
TOTAL ASSETS	$1,316,797	$1,258,525
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$252,666	$247,007
Savings	46,037	51,811
Money market and NOW	292,629	254,482
Time	438,918	427,127
TOTAL DEPOSITS	1,030,250	980,427
Short-term debt	-	7,000
Long-term debt	57,372	57,372
Lease liability	9,086	-
Accrued interest payable	637	667
Accrued expenses and other liabilities	2,607	3,448
TOTAL LIABILITIES	1,099,952	1,048,914
Shareholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized; 19,261,989 and 19,311,505 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	19,262	19,312
Additional paid-in capital	150,275	150,718
Retained earnings	46,395	39,640
Common stock issued to deferred compensation trust, at cost; 309,820 and 303,239 shares outstanding at June 30, 2019 and December 31, 2018, respectively	(2,652)	(2,615)
Directors’ Deferred Compensation Plan Rabbi Trust	2,652	2,615
Accumulated other comprehensive income (loss)	913	(59)
TOTAL SHAREHOLDERS’ EQUITY	216,845	209,611
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,316,797	$1,258,525

* Derived from audited consolidated financial statements.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$13,515	$13,527	$26,557	$26,684
Federal funds sold and interest-earning deposits in other banks	456	307	999	518
Investments	601	353	1,066	707
TOTAL INTEREST INCOME	14,572	14,187	28,622	27,909
INTEREST EXPENSE
Money market, NOW and savings deposits	407	325	763	639
Time deposits	1,985	1,489	3,738	2,843
Short-term debt	26	81	52	210
Long-term debt	457	363	915	584
TOTAL INTEREST EXPENSE	2,875	2,258	5,468	4,276
NET INTEREST INCOME	11,697	11,929	23,154	23,633
PROVISION FOR (RECOVERY OF) LOAN LOSSES	(207)	557	(95)	698
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,904	11,372	23,249	22,935
NON-INTEREST INCOME
Fees on the sale of mortgages	230	158	387	184
Service charges on deposit accounts	284	245	550	521
Other fees and income	814	823	1,588	1,686
TOTAL NON-INTEREST INCOME	1,328	1,226	2,525	2,391
NON-INTEREST EXPENSE
Personnel	5,031	4,656	10,002	9,397
Occupancy and equipment	922	861	1,649	1,749
Deposit insurance	90	213	195	378
Professional fees	483	420	865	690
CDI amortization	205	262	424	537
Merger/acquisition related expenses	107	-	107	1,826
Information systems	877	1,045	1,666	2,047
Foreclosed-related expenses	10	91	40	103
Other	1,086	1,054	2,167	2,159
TOTAL NON-INTEREST EXPENSE	8,811	8,602	17,115	18,886
INCOME BEFORE INCOME TAX	4,421	3,996	8,659	6,440
INCOME TAXES	973	886	1,904	1,433
NET INCOME	$3,448	$3,110	$6,755	$5,007
NET INCOME PER COMMON SHARE
Basic	$0.18	$0.22	$0.35	$0.36
Diluted	$0.18	$0.22	$0.35	$0.36
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	19,318,358	14,019,273	19,317,029	14,015,511
Diluted	19,359,492	14,086,671	19,360,039	14,084,288

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)

Net income	$3,448	$3,110	$6,755	$5,007

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	790	(271)	1,258	(807)
Tax effect	(178)	63	(286)	189
Total	612	(208)	972	(618)

Total comprehensive income	$4,060	$2,902	$7,727	$4,389

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

							Common
							Stock
							Issued		Accumulated
					Additional		to Deferred		Other	Total
	Preferred Stock		Common Stock		paid-in	Retained	Compensation	Deferred	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Trust	Comp Plan	Income (loss)	Equity
Balance at December 31, 2017	-	$-	14,009,137	$14,009	$95,850	$25,858	$(2,518)	$2,518	$398	$136,115
Net income	-	-	-	-	-	1,897	-	-	-	1,897
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(410)	(410)
Stock option exercises	-	-	4,780	5	21	-	-	-	-	26
Stock based compensation	-	-	-	-	45	-	-	-	-	45
Directors’ equity incentive plan, net	-	-	-	-	-	-	41	(41)	-	-
Balance at March 31, 2018	-	$-	14,013,917	$14,014	$95,916	$27,755	$(2,477)	$2,477	$(12)	$137,673
Net income	-	-	-	-	-	3,110	-	-	-	3,110
Other comprehensive loss	-	-	-	-	-	-	-	-	(208)	(208)
Stock option exercises	-	-	10,970	11	72	-	-	-	-	83
Stock based compensation	-	-	-	-	44	-	-	-	-	44
Balance at June 30, 2018	-	$-	14,024,887	$14,025	$96,032	$30,865	$(2,477)	$2,477	$(220)	$140,702

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

							Common
							Stock
							Issued		Accumulated
					Additional		to Deferred		Other	Total
	Preferred Stock		Common Stock		paid-in	Retained	Compensation	Deferred	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Trust	Comp Plan	Income (loss)	Equity
Balance at December 31, 2018	-	$-	19,311,505	$19,312	$150,718	$39,640	$(2,615)	$2,615	$(59)	$209,611
Net income	-	-	-	-	-	3,307	-	-	-	3,307
Other comprehensive income	-	-	-	-	-	-	-	-	360	360
Stock option exercises	-	-	14,980	14	100	-	-	-	-	114
Stock based compensation	-	-	-	-	59	-	-	-	-	59
Directors’ equity incentive plan, net	-	-	-	-	-	-	37	(37)	-	-
Balance at March 31, 2019	-	$-	19,326,485	$19,326	$150,877	$42,947	$(2,652)	$2,652	$301	$213,451
Net income	-	-	-	-	-	3,448	-	-	-	3,448
Other comprehensive income	-	-	-	-	-	-	-	-	612	612
Stock repurchases	-	-	(64,496)	(64)	(662)	-	-	-	-	(726)
Stock based compensation	-	-	-	-	60	-	-	-	-	60
Balance at June 30, 2019	-	$-	19,261,989	$19,262	$150,275	$46,395	$(2,652)	$2,652	$913	$216,845

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,755	$5,007
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recovery of) loan losses	(95)	698
Depreciation and amortization of premises and equipment	1,365	870
Amortization and accretion of investment securities	324	323
Amortization of deferred loan fees and costs	(400)	(351)
Amortization of core deposit intangible	424	537
Stock-based compensation	119	89
Accretion on acquired loans	(468)	(1,706)
Amortization of acquisition premium on time deposits	-	(139)
Net accretion of acquisition discount on borrowings	-	(8)
Increase in cash surrender value of bank owned life insurance	(334)	(341)
Proceeds from loans held for sale	15,707	10,306
Originations of loans held for sale	(15,566)	(10,374)
Gain on sales of loans held for sale	(387)	(184)
Net loss on sale and write-downs of foreclosed real estate	12	53
Write-down loss on assets held for sale	8	50
Change in assets and liabilities:
Net change in accrued interest receivable	(139)	109
Net change in other assets	(2,063)	2,175
Net change in accrued expenses and other liabilities	(753)	(11,223)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,509	(4,109)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	238	(1,392)
Redemption of non-marketable security	44	143
Purchase of investment securities available for sale	(37,948)	-
Maturities of investment securities available for sale	1,805	650
Cash received from branch acquisition	24,093	-
Mortgage-backed securities pay-downs	5,432	6,262
Net change in loans outstanding	(10,894)	(8,585)
Proceeds from sale of foreclosed real estate	77	86
Proceeds from sale of assets held for sale	660	-
Purchases of premises and equipment	(808)	(743)

NET CASH USED IN INVESTING ACTIVITIES	(17,301)	(3,579)

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$24,784	$(1,421)
Proceeds from long-term debt	-	38,000
Repayments on short-term debt	(7,000)	(7,200)
Repayment in lease liability	(300)	-
Repurchase common stock	(726)	-
Proceeds from stock option exercises	114	109

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,872	29,488

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,080	21,800

CASH AND CASH EQUIVALENTS, BEGINNING	139,362	62,695

CASH AND CASH EQUIVALENTS, ENDING	$143,442	$84,495

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,498	$4,175
Taxes	1,580	927

Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	972	(618)
Transfers from loans to foreclosed real estate	469	378

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the June 30, 2019 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At June 30, 2019 and 2018 there were 172,120 and 121,300 anti-dilutive options outstanding, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average shares used for basic net income available to common shareholders	19,318,358	14,019,273	19,317,029	14,015,511

Effect of dilutive stock options	41,134	67,398	43,010	68,777

Weighted average shares used for diluted net income available to common shareholders	19,359,492	14,086,671	19,360,039	14,084,288

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In February 2016, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.  For public business entities, the amendments in ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.  The Company adopted this standard during the first quarter of 2019. The impact was an increase to the Consolidated Balance Sheet for ROU assets and associated lease liabilities, as well as resulting depreciation expense of the ROU assets and expense of the lease liabilities in the Consolidated Statements of Income. Additionally, adding these assets to the balance sheet impacted total risk-weighted assets used to determine the regulatory capital levels.

In July 2018, the FASB amended the Leases Topic of the Accounting Standards Codification to make narrow amendments to clarify how to apply certain aspects of the new standard. The amendments are effective for reporting periods beginning after December 15, 2018.

The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. Adoption of ASU 2016-02 resulted in the recognition of lease liabilities totaling $9,013,900 and the recognition of ROU assets totaling $9,013,900 as of the date of adoption. The adoption of this standard did not impact beginning retained earnings. Total risk-based capital was adversely impacted by 13 basis points due to the increase in risk-weighted assets, see Note J. Lease liabilities and ROU assets are reflected in other liabilities and other assets, respectively. The initial balance sheet gross up upon adoption was primarily related to operating leases of certain real estate properties. The Company has a finance lease and no material subleases or leasing arrangements for which it is the lessor of property or equipment. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are leases or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.   On July 17, 2019, FASB voted to propose a delay in implementation of CECL until January 2023 for certain companies, which includes small reporting companies (as defined by the SEC). The Company qualifies as a small reporting company and is prepared to adjust its implementation timeline and project plan as needed should this proposal become effective.  The Company is still assessing the impact that this new guidance will have on its consolidated financial statements.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agency securities, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three and six months ended June 30, 2019. Valuation techniques are consistent with techniques used in prior periods.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

Investment securities available for sale June 30, 2019	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies- GSEs	$11,352	$-	$11,352	$-
Mortgage-backed securities-GSEs	54,965	-	54,965	-

Corporate bonds	1,645	-	1,645	-

Municipal bonds	15,140	-	15,140	-

Total investment AFS	$83,102	$-	$83,102	$-

Investment securities available for sale December 31, 2018	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies- GSEs	$9,837	$-	$9,837	$-
Mortgage-backed securities-GSEs	22,983	-	22,983	-

Corporate bonds	1,722	-	1,722	-

Municipal bonds	16,991	-	16,991	-

Total investment AFS	$51,533	$-	$51,533	$-

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310 “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2019 and December 31, 2018, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At June 30, 2019, the discounts to appraised value used are weighted between 3% and 50%. There were no transfers between levels from the prior reporting periods and there have been no changes in valuation techniques for the three months ended June 30, 2019.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at estimated fair value less estimated selling costs. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate is the discount applied to appraised values to account for expected liquidation and selling costs. At June 30, 2019, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three months ended June 30, 2019.

Assets held for sale

During 2015, a branch facility was taken out of service as part of the Company’s branch restructuring plan and reclassified as held for sale. The property is recorded at the remaining book balance of the asset or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, assets held for sale is classified within Level 3 of the hierarchy. There have been no changes in the valuation techniques for the three months ended June 30, 2019.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

Asset Category June 30, 2019	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,521	$-	$-	$10,521

Loans held for sale	826	-	826	-

Foreclosed real estate	1,468	-	-	1,468

Total	$12,815	$-	$826	$11,989

Asset Category December 31, 2018	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$7,257	$-	$-	$7,257

Loans held for sale	580	-	580	-

Assets held for sale	668	-	-	668

Foreclosed real estate	1,088	-	-	1,088

Total	$9,593	$-	$580	$9,013

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the carrying values and estimated fair values of the Company's financial instruments at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets:
Cash and due from banks	$20,397	$20,397	$20,397	$-	$-
Certificates of deposit	500	500	500	-	-
Interest-earning deposits in other banks	100,584	100,584	100,584	-	-
Federal funds sold	21,961	21,961	21,961	-	-
Investment securities available for sale	83,102	83,102	-	83,102	-
Loans held for sale	826	826	826	-
Loans, net	988,759	976,499	-	-	976,499
Accrued interest receivable	4,028	4,028	-	4,028	-
Stock in FHLB	3,045	3,045	-	-	3,045
Other non-marketable securities	718	718	-	-	718

Financial liabilities:
Deposits	$1,030,250	$1,312,278	$-	$1,312,278	$-
Long-term debt	57,372	55,953	-	55,953	-
Accrued interest payable	637	637	-	637	-

	December 31, 2018
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets:
Cash and due from banks	$17,059	$17,059	$17,059	$-	$-
Certificates of deposits	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	121,303	121,303	121,303	-	-
Investment securities available for sale	51,533	51,533	-	51,533	-
Loans held for sale	580	580	-	580	-
Loans, net	977,371	970,330	-	-	970,330
Accrued interest receivable	3,889	3,889	-	3,889	-
Stock in the FHLB	3,283	3,283	-	-	3,283
Other non-marketable securities	762	762	-	-	762
Assets held for sale	668	668	-	-	668

Financial liabilities:
Deposits	$980,427	$979,570	$-	$979,570	$-
Short-term debt	7,000	7,000	-	7,000	-
Long-term debt	57,372	55,504	-	55,504	-
Accrued interest payable	667	667	-	667	-

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E - INVESTMENT SECURITIES

The amortized cost and fair value of AFS investments, with gross unrealized gains and losses, follow:

	June 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSEs	$11,113	$241	$(2)	$11,352
Mortgage-backed securities – GSEs	54,288	704	(27)	54,965
Corporate bonds	1,617	28	-	1,645
Municipal bonds	14,902	238	-	15,140

	$81,920	$1,211	$(29)	$83,102

As of June 30, 2019 accumulated other comprehensive income included net unrealized gains totaling $1.2 million. Deferred tax assets resulting from these net unrealized gains totaled $270,000.

The amortized cost and fair value of AFS investments, with gross unrealized gains and losses, follow:

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSEs	$9,852	$36	$(51)	$9,837
Mortgage-backed securities – GSEs	23,150	62	(229)	22,983
Corporate bonds	1,697	25	-	1,722
Municipal bonds	16,910	105	(24)	16,991

	$51,609	$228	$(304)	$51,533

As of December 31, 2018, accumulated other comprehensive loss included net unrealized losses totaling $76,000. Deferred tax liabilities resulting from these net unrealized gains totaled $17,000.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The scheduled maturities of AFS securities, with gross unrealized gains and losses, were as follows:

	June 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
Within 1 year	$4,655	$20	$-	$4,675
After 1 year but within 5 years	37,525	518	(29)	38,014
After 5 years but within 10 years	31,393	481	-	31,874
After 10 years	8,347	192	-	8,539

	$81,920	$1,211	$(29)	$83,102

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
Within 1 year	$3,275	$13	$-	$3,288
After 1 year but within 5 years	32,862	96	(252)	32,706
After 5 years but within 10 years	6,551	48	(29)	6,570
After 10 years	8,921	71	(23)	8,969

	$51,609	$228	$(304)	$51,533

Securities with a carrying value of $12.0 million and $6.4 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

None of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations. The Company has the intent and ability to hold these securities to recovery. No other than temporary impairments were identified for these investments having unrealized losses for the periods ended June 30, 2019 and December 31, 2018. The Company has not had any investment securities sales for the first six months of 2019 or 2018.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018.

	June 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies-GSEs	$-	$-	$641	$(2)	$641	$(2)
Mortgage backed security-GSEs	960	(1)	7,937	(26)	8,897	(27)

Total temporarily impaired securities	$960	$(1)	$8,578	$(28)	$9,538	$(29)

At June 30, 2019, the Company had nine securities with an unrealized loss for more than twelve months of $8.6 million. There was one mortgage-backed GSE with unrealized losses for less than twelve months totaling $960,000 at June 30, 2019. All unrealized losses are attributable to the general trend of interest rates. There were no sales of investment securities during the first half of 2019.

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies-GSEs	$1,224	$(6)	$4,086	$(45)	$5,310	$(51)
Mortgage-backed securities-GSEs	200	-	16,932	(229)	17,132	(229)
Municipal bonds	1,007	(2)	1,740	(22)	2,747	(24)

Total temporarily impaired securities	$2,431	$(8)	$22,758	$(296)	$25,189	$(304)

At December 31, 2018, the Company had twenty-four AFS mortgage-backed GSEs, four municipals and six U.S Government agencies – GSEs with an unrealized loss for twelve or more consecutive months totaling $296,000. The Company had six AFS securities with a loss for twelve months or less. Three U.S. government agency GSEs, two municipals and one mortgage-backed GSE had unrealized losses for less than twelve months totaling $8,000 at December 31, 2018. All unrealized losses are attributable to the general trend of interest rates and the abnormal spreads of all debt instruments to U.S. Treasury securities. There were no sales of investment securities available for sale during 2018.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS

Following is a summary of the composition of the Company’s loan portfolio at June 30, 2019 and December 31, 2018:

	June 30,		December 31,
	2019		2018
		Percent		Percent
	Amount	of total	Amount	of total
	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$161,670	16.22%	$159,597	16.19%
Commercial real estate	449,209	45.05%	457,611	46.41%
Multi-family residential	60,665	6.08%	63,459	6.44%
Construction	190,888	19.15%	170,404	17.28%
Home equity lines of credit (“HELOC”)	47,786	4.79%	49,713	5.04%

Total real estate loans	910,218	91.29%	900,784	91.36%

Other loans:
Commercial and industrial	78,360	7.86%	74,181	7.52%
Loans to individuals	10,193	1.02%	12,597	1.28%
Overdrafts	102	0.01%	217	0.02%
Total other loans	88,655	8.89%	86,995	8.82%

Gross loans	998,873		987,779
Less deferred loan origination fees, net	(1,811)	(0.18)%	(1,739)	(0.18)%
Total loans	997,062	100.00%	986,040	100.00%

Allowance for loan losses	(8,303)		(8,669)

Total loans, net	$988,759		$977,371

For purchased credit impaired (“PCI”) loans acquired from Legacy Select and Carolina Premier Bank, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of June 30, 2019 and December 31, 2018 were:

(dollars in thousands)	June 30, 2019	December 31, 2018

Contractually required payments	$22,181	$24,823
Nonaccretable difference	1,764	1,962
Cash flows expected to be collected	20,417	22,861
Accretable yield	3,481	3,593
Carrying value	$16,936	$19,268

Loans are primarily secured by real estate located in eastern and central North Carolina and northwestern South Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2019, the Company had pre-approved but unused lines of credit for customers totaling $194.6 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

A floating lien of $128.9 million of loans was pledged to the FHLB to secure borrowings at June 30, 2019.

The following tables present an age analysis of past due loans, segregated by class of loans as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
	(dollars in thousands)

Commercial and industrial	$36	$30	$1,282	$2,904	$4,252	$74,108	$78,360
Construction	-	-	-	2,295	2,295	188,593	190,888
Multi-family residential	-	-	-	-	-	60,665	60,665
Commercial real estate	202	-	316	4,073	4,591	444,618	449,209
Loans to individuals & overdrafts	3	12	-	495	510	9,785	10,295
1-to-4 family residential	779	132	838	-	1,749	159,921	161,670
HELOC	3	-	11	754	768	47,018	47,786
Deferred loan (fees) cost, net	-	-	-	-	-	-	(1,811)

	$1,023	$174	$2,447	$10,521	$14,165	$984,708	$997,062

	December 31, 2018
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past	Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
	(dollars in thousands)

Commercial and industrial	$27	$203	$1,665	$4,170	$6,065	$68,116	$74,181
Construction	-	-	69	587	656	169,748	170,404
Multi-family residential	-	-	-	-	-	63,459	63,459
Commercial real estate	103	483	-	1,074	1,660	455,951	457,611
Loans to individuals & overdrafts	1	24	-	-	25	12,789	12,814
1-to-4 family residential	502	505	1,433	386	2,826	156,771	159,597
HELOC	-	43	-	1,040	1,083	48,630	49,713
Deferred loan (fees) cost, net	-	-	-	-	-	-	(1,739)

	$633	$1,258	$3,167	$7,257	$12,315	$975,464	$986,040

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans

The following tables present information on loans, excluding PCI loans and loans evaluated collectively as a homogeneous group that were considered to be impaired as of June 30, 2019 and December 31, 2018:

				Three months ended		Six months ended
	As of June 30, 2019			June 30, 2019		June 30, 2019
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,799	$3,059	$-	$3,298	$54	$4,189	$64
Construction	2,295	2,396	-	1,419	3	1,428	8
Commercial real estate	7,968	9,198	-	7,988	82	6,823	148
Loans to individuals & overdrafts	83	92	-	99	5	92	6
Multi-family residential	207	207	-	209	4	211	7
1-to-4 family residential	570	678	-	625	23	658	39
HELOC	850	1,056	-	874	11	952	26
Subtotal:	14,772	16,686	-	14,512	182	14,353	298
With an allowance recorded:
Commercial and industrial	758	1,056	254	964	37	635	43
Construction	-	-	-	-	-	13	-
Commercial real estate	-	-	-	-	-	-	-
Loans to individuals & overdrafts	12	9	12	10	-	77	-
Multi-family residential	-	-	-	-	-	-	-
1-to-4 family residential	83	94	6	517	9	91	7
HELOC	163	222	52	262	1	213	10
Subtotal:	1,016	1,381	324	1,753	47	1,029	60
Totals:
Commercial	14,027	15,916	254	13,878	180	13,299	270
Consumer	95	101	12	109	5	169	6
Residential	1,666	2,050	58	2,278	44	1,914	82
Grand Total:	$15,788	$18,067	$324	$16,265	$229	$15,382	$358

Impaired loans at June 30, 2019 were approximately $15.8 million and were composed of $10.5 million in nonaccrual loans and $5.3 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $1.0 million in impaired loans had specific allowances provided for them while the remaining $14.8 million had no specific allowances recorded at June 30, 2019. Of the $14.8 million with no allowance recorded, $546,000 of those loans have had partial charge-offs recorded.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

				Three months ended		Six months ended
	As of December 31, 2018			June 30, 2018		June 30, 2018
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$4,210	$4,495	$-	$3,031	$57	$2,447	$130
Construction	561	647	-	377	1	380	2
Commercial real estate	4,744	6,903	-	5,226	94	4,999	155
Loans to individuals & overdrafts	215	215	-	-	-	-	-
Multi-family residential	101	109	-	228	3	230	6
1-to-4 family residential	1,040	1,204	-	806	(16)	989	25
HELOC	572	732	-	870	12	800	31
Subtotal:	11,443	14,305	-	10,538	151	9,845	349
With an allowance recorded:
Commercial and industrial	127	325	51	141	1	141	1
Construction	27	27	14	26	-	13	-
Loans to individuals & overdrafts	-	-	-	2	-	2	-
Multi-family residential	-	-	-	-	-	-	-
1-to-4 family residential	137	555	22	149	2	175	7
HELOC	-	-	-	35	1	52	1
Subtotal:	291	907	98	353	4	383	9
Totals:
Commercial	10,007	12,612	65	9,029	156	8,210	294
Consumer	101	109	-	2	-	2	-
Residential	1,626	2,491	22	1,860	(1)	2,016	64
Grand Total:	$11,734	$15,212	$87	$10,891	$155	$10,228	$358

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019			Six months ended June 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
	(Dollars in thousands)
Extended payment terms:
1-to-4 family residential	1	$35	$18	2	$59	$40
Commercial real estate	-	-	-	1	752	752
Commercial & industrial	2	747	747	3	828	827

Total	3	$782	$765	6	$1,639	$1,619

	Three months ended June 30, 2018			Six months ended June 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
	(Dollars in thousands)
Extended payment terms:
1-to-4 family residential	1	$408	$403	1	$408	$403
Commercial real estate	2	892	817	2	892	817
Commercial & industrial	2	533	510	6	1,579	1,555

Total	5	$1,833	$1,730	9	$2,879	$2,775

Loans may be considered TDRs for reasons other than below market interest rates, extended payment terms or forgiveness of principal.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default during that period together with concessions made by loan class during the twelve month period ended June 30, 2019 and 2018:

	Twelve months ended		Twelve months ended
	June 30, 2019		June 30, 2018
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
	(Dollars in thousands)
Extended payment terms:
Commercial & industrial	3	$827	6	$1,544
Commercial real estate	2	1,058	1	384
1-to-4 family residential	2	40	2	470
Total	7	$1,925	9	$2,398

At June 30, 2019, the Bank had thirty-nine loans with an aggregate balance of $7.8 million that were considered to be TDRs. Of those TDRs, twenty-four loans with a balance totaling $5.3 million were still accruing as of June 30, 2019. The remaining TDRs with balances totaling $1.8 million as of June 30, 2019 were in non-accrual status.

At June 30, 2018, the Bank had forty-three loans with an aggregate balance of $8.3 million that were considered to be TDRs. Of those TDRs, twenty-six loans with a balance totaling $5.6 million were still accruing as of June 30, 2018. The remaining TDRs with balances totaling $2.7 million as of June 30, 2018 were in non-accrual status.

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of June 30, 2019 and December 31, 2018, respectively:

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Total loans:

June 30, 2019
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
(dollars in thousands)

Superior	$674	$-	$136	$-
Very good	1,146	157	1,059	-
Good	5,314	10,736	58,861	4,925
Acceptable	23,194	23,125	249,818	38,123
Acceptable with care	41,171	153,899	130,758	17,617
Special mention	1,236	676	1,911	-
Substandard	5,625	2,295	6,666	-
Doubtful	-	-	-	-
Loss	-	-	-	-
	$78,360	$190,888	$449,209	$60,665

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC

Pass	$157,829	$46,533
Special mention	1,687	76
Substandard	2,154	1,177
	$161,670	$47,786

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$9,989
Special mention	306
$10,295

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

The following table documents changes to the amount of the accretable yield on PCI loans for the three and six months ended June 30, 2019 and 2018:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(dollars in thousands)

Accretable yield, beginning of period	$3,721	$3,040	$3,593	$3,307
Accretion	(290)	(348)	(578)	(702)
Reclassification from (to) nonaccretable difference	131	78	248	63
Other changes, net	(81)	332	218	434
Accretable yield, end of period	$3,481	$3,102	$3,481	$3,102

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and six month periods ended June 30, 2019, respectively:

	Three months ended June 30, 2019
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$730	$1,572	$3,395	$1,211	$439	$177	$408	$7,932
Provision for (recovery of) loan losses	85	(102)	(601)	324	44	129	(25)	(146)
Loans charged-off	(6)	-	(10)	-	(51)	(5)	-	(72)
Recoveries	5	17	34	8	-	8	-	72
Balance, end of period	$814	$1,487	$2,818	$1,543	$432	$309	$383	$7,786

PCI Loans
Balance, beginning of period	$46	$23	$233	$246	$2	$-	$28	$578
Provision for (recovery of) loan losses	252	(17)	(91)	(184)	(1)	-	(20)	(61)
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$298	$6	$142	$62	$1	$-	$8	$517

Total Loans
Balance, beginning of period	$776	$1,595	$3,628	$1,457	$441	$177	$436	$8,510
Provision for (recovery of)loan losses	337	(119)	(692)	140	43	129	(45)	(207)
Loans charged-off	(6)	-	(10)	-	(51)	(5)	-	(72)
Recoveries	5	17	34	8	-	8	-	72
Balance, end of period	$1,112	$1,493	$2,960	$1,605	$433	$309	$391	$8,303

Ending Balance: individually evaluated for impairment	$254	$-	$-	$6	$52	$12	$-	$324
Ending Balance: collectively evaluated for impairment	$858	$1,493	$2,960	$1,599	$381	$297	$391	$7,979

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$73,377	$187,906	$434,939	$153,461	$46,725	$10,200	$59,541	$966,149
Ending Balance: collectively evaluated for impairment PCI loans	$1,426	$687	$6,302	$7,556	$47	$-	$918	$16,936
Ending Balance: individually evaluated for impairment	$3,557	$2,295	$7,968	$653	$1,014	$95	$206	$15,788
Ending Balance	$78,360	$190,888	$449,209	$161,670	$47,786	$10,295	$60,665	$998,873

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2019
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$762	$1,385	$3,024	$1,663	$555	$206	$471	$8,066
Provision for (recovery of) loan losses	299	84	(245)	(137)	(36)	114	(88)	(9)
Loans charged-off	(257)	-	(10)	-	(100)	(24)	-	(391)
Recoveries	10	18	49	17	13	13	-	120
Balance, end of period	$814	$1,487	$2,818	$1,543	$432	$309	$383	$7,786

PCI Loans
Balance, beginning of period	$214	$-	$385	$4	$-	$-	$-	$603
Provision for (recovery of) loan losses	84	6	(243)	58	1	-	8	(86)
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$298	$6	$142	$62	$1	$-	$8	$517

Total Loans
Balance, beginning of period	$976	$1,385	$3,409	$1,667	$555	$206	$471	$8,669
Provision for (recovery of) loan losses	383	90	(488)	(79)	(35)	114	(80)	(95)
Loans charged-off	(257)	-	(10)	-	(100)	(24)	-	(391)
Recoveries	10	18	49	17	13	13	-	120
Balance, end of period	$1,112	$1,493	$2,960	$1,605	$433	$309	$391	$8,303

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and six month periods ended June 30, 2018, respectively:

	Three months ended June 30, 2018
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$729	$1,686	$3,590	$1,275	$645	$125	$697	$8,747
Provision for (recovery of) loan losses	37	82	330	137	(16)	200	(109)	661
Loans charged-off	-	-	-	-	(13)	(13)	-	(26)
Recoveries	15	-	6	9	2	8	-	40
Balance, end of period	$781	$1,768	$3,926	$1,421	$618	$320	$588	$9,422

PCI Loans
Balance, beginning of period	$144	$-	$66	$-	$-	$-	$-	$210
Recovery of loan losses	(90)	-	(14)	-	-	-	-	(104)
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$54	$-	$52	$-	$-	$-	$-	$106

Total Loans
Balance, beginning of period	$873	$1,686	$3,656	$1,275	$645	$125	$697	$8,957
Provision for (recovery of) loan losses	(53)	82	316	137	(16)	200	(109)	557
Loans charged-off	-	-	-	-	(13)	(13)	-	(26)
Recoveries	15	-	6	9	2	8	-	40
Balance, end of period	$835	$1,768	$3,978	$1,421	$618	$320	$588	$9,528

Ending Balance: individually evaluated for impairment	$47	$14	$-	$12	$21	$4	$-	$98
Ending Balance: collectively evaluated for impairment	$788	$1,754	$3,978	$1,409	$597	$316	$588	$9,430

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$98,078	$176,956	$414,666	$149,664	$50,452	$12,576	$61,753	$964,145
Ending Balance: collectively evaluated for impairment PCI loans	$1,557	$741	$8,663	$7,948	$50	$62	$1,024	$20,045
Ending Balance: individually evaluated for impairment	$2,602	$401	$5,571	$841	$647	$4	$225	$10,291
Ending Balance	$102,237	$178,098	$428,900	$158,453	$51,149	$12,642	$63,002	$994,481

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2018
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$742	$1,955	$3,304	$1,058	$549	$305	$791	$8,704
Provision for loan losses	27	(193)	612	345	109	26	(203)	723
Loans charged-off	(9)	-	-	-	(48)	(28)	-	(85)
Recoveries	21	6	10	18	8	17	-	80
Balance, end of period	$781	$1,768	$3,926	$1,421	$618	$320	$588	$9,422

PCI Loans
Balance, beginning of period	$65	$-	$66	$-	$-	$-	$-	$131
Provision for loan losses	(11)	-	(14)	-	-	-	-	(25)
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$54	$-	$52	$-	$-	$-	$-	$106

Total Loans
Balance, beginning of period	$807	$1,955	$3,370	$1,058	$549	$305	$791	$8,835
Provision for loan losses	16	(193)	598	345	109	26	(203)	698
Loans charged-off	(9)	-	-	-	(48)	(28)	-	(85)
Recoveries	21	6	10	18	8	17	-	80
Balance, end of period	$835	$1,768	$3,978	$1,421	$618	$320	$588	$9,528

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

NOTE H – REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Form 10-K, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2019 and 2018.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(dollars in thousands)

Service Charges on Deposit Accounts	$284	$245	$550	$521
Other	533	364	1,035	771
Noninterest Income (in-scope of Topic 606)	817	609	1,585	1,292
Noninterest Income (out-of-scope of Topic 606)	511	617	940	1,099

Total Non-interest Income	$1,328	$1,226	$2,525	$2,391

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

NOTE I – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned during the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2019	2018
	(dollars in thousands)

Beginning balance January 1	$1,088	$1,258
Sales	(77)	(86)
Write-downs and gains/(losses) on sales	(12)	(53)
Transfers	469	378
Ending balance	$1,468	$1,497

At June 30, 2019 and December 31, 2018, the Company had $1.5 million and $1.1 million, respectively, of foreclosed residential real estate property in other real estate owned. The recorded investment in three consumer mortgage loans collateralized by residential real estate property in the process of foreclosure totaled $322,000 at June 30, 2019. At December 31, 2018, the Company had 5 loans with recorded investment in the amount of $376,000 in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure.

Note J – LEASES

The Company has operating leases for branches and certain equipment. The Company’s leases have remaining lease terms of 1 year to 15 years which may include options to extend the leases for up to 5 years per option period. The Company has some leases that are month to month or expire within 1 year that are not included below.

At June 30, 2019, the Company did not have any leases that had not yet commenced for which we had created a ROU asset and a lease liability. The Company does not have any finance leases. For the operating leases the Company has elected the practical expedient of not separating lease components from non-lease components and instead to account for each separate lease component and the non-lease components associated with that lease as a single lease component. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the lease agreements include periodic rate adjustments for inflation.

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

The components of lease expense were as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2019	2019
	(dollars in thousands)

Operating lease cost	$261	$522

Supplemental cash flow information related to leases was as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2019	2019
	(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$261	$522

Right-of-use assets obtained in exchange for lease obligations:

Operating leases	373	8,953

The following table presents the remaining weighted average lease terms and discount rates as of June 30, 2019:

Weighted Average Remaining Lease Term
Operating leases	7.3 years

Weighted Average Discount Rate
Operating leases	6.0%

Maturities of lease liabilities were as follows:

(In thousands)

Operating
Leases
Year Ending December 31,

2019 (excluding the six months ended June 30, 2019	$273
2020	586
2021	649
2022	722
2023	702
Thereafter	6,154
Lease payments	9,086
Amounts representing interest	(278)
Present Value of Net Future Minimum Lease Payments	8,808

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

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small- to medium-sized businesses located in Harnett, Brunswick, New Hanover, Carteret, Cumberland, Johnston, Pitt, Robeson, Sampson, Wake, Pasquotank, Martin, Alamance, and Wayne counties in North Carolina and York, Pickens and Cherokee counties in South Carolina. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking accounts, savings accounts, and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

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

On January 29, 2019, the Bank entered into a Purchase and Assumption Agreement with City National Bank of West Virginia pursuant to which the Bank assumed the majority of deposits and acquired the equipment and other selected assets associated with City National Bank of West Virginia’s branch located at 621 Nevan Road, Virginia Beach, Virginia. The transaction received state and federal bank regulatory approvals and closed at the end of the second quarter of 2019. The Company assumed $25.7 million in deposits.

On June 4, 2019, the Bank entered into a Purchase and Assumption Agreement with Pickens Savings and Loan Association, FA (“Pickens”), pursuant to which Pickens will assume the majority of deposits and acquire selected assets associated with the Bank’s branch located at 115 North Main Street, Six Mile, South Carolina. The transaction is expected to close in the fourth quarter of 2019 pending regulatory approvals.

Comparison of Financial Condition at

June 30, 2019 and December 31, 2018

During the first six months of 2019, total assets increased by $58.3 million to $1.3 billion as of June 30, 2019. The increase in assets was due primarily to loan growth and increased investments funded by deposits from customers. Earning assets at June 30, 2019 totaled $1.2 billion and consisted of $988.8 million in net loans, $83.1 million in investment securities, $122.5 million in overnight investments and interest-bearing deposits in other banks, and $3.8 million in non-marketable equity securities, of which $3.0 million is FHLB stock. Total deposits and shareholders’ equity at the end of the second quarter of 2019 were $1.0 billion and $216.8 million, respectively.

Since the end of 2018, gross loans have increased by $11.0 million to $997.1 million as of June 30, 2019. At June 30, 2019, gross loans consisted of $78.4 million in commercial and industrial loans, $449.2 million in commercial real estate loans, $60.7 million in multi-family residential loans, $10.3 million in loans to individuals, $161.7 million in 1-to-4 family residential real estate loans, $47.8 million in HELOCs, and $190.9 million in construction loans. Deferred loan fees, net of costs, on these loans were $1.8 million at June 30, 2019.

At June 30, 2019, there were $22.0 million of federal funds sold compared to no federal funds sold, at December 31, 2018. At June 30, 2019 and December 31, 2018 there were no repurchase agreements. Interest-earning deposits in other banks were $100.6 million at June 30, 2019, a decrease of $20.7 million from December 31, 2018. The Company’s investment securities at June 30, 2019 were $83.1 million, an increase of $31.6 million from December 31, 2018. The Company increased the size of its investment securities portfolio during the first six months of 2019 in order to provide earnings from higher yielding investments over federal funds yield. The investment portfolio as of June 30, 2019 consisted of $11.4 million in government agency debt securities, $55.0 million in mortgage-backed securities, $1.6 million in corporate bonds, and $15.1 million in municipal securities. The net unrealized gain on these securities was $1.2 million.

At June 30, 2019, the Company had an investment of $3.0 million in FHLB stock, which decreased from $3.3 million at December 31, 2018. Also, the Company had $718,000 in other non-marketable securities at June 30, 2019, which decreased by $44,000 from December, 31, 2018.

At June 30, 2019, non-earning assets were $117.3 million, an increase of $10.6 million from $106.7 million as of December 31, 2018. Non-earning assets included $20.4 million in cash and due from banks, bank premises and equipment of $18.3 million, goodwill of $24.6 million, core deposit intangible of $2.0 million, accrued interest receivable of $4.0 million, right of use lease asset of $9.0 million, foreclosed real estate of $1.5 million, $29.5 million in bank owned life insurance (“BOLI”), and other assets of $8.1 million which included $3.4 million in deferred tax assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets.

Total deposits at June 30, 2019 were $1.0 billion and consisted of $252.7 million in non-interest-bearing demand deposits, $292.6 million in money market and negotiable order of withdrawal accounts, $46.0 million in savings accounts, and $438.9 million in time deposits. Total deposits increased by $49.8 million from $980.4 million as of December 31, 2018, due primarily to an increase in demand deposits and money market deposits as a result of marketing campaigns to attract new customers into those deposit products and the acquisition of $25.0 million of deposits related to addition of the Virginia Beach branch. The Bank had no brokered demand deposits and $16.9 million in brokered time deposits as of June 30, 2019.

As of June 30, 2019, the Company had no short-term debt, no repurchase agreements with local customers, $57.4 million of long-term debt, of which $45.0 million are FHLB borrowings and $12.4 million in junior subordinated debentures.

Total shareholders’ equity at June 30, 2019 was $216.8 million, an increase of $7.2 million from $209.6 million as of December 31, 2018. This increase is primarily due to year to date earnings of $6.8 million. Accumulated other comprehensive income relating to available for sale securities increased $972,000 during the six months ended June 30, 2019 due to the flattening interest rates. Other changes in shareholders’ equity included increases of $119,000 in stock-based compensation and $114,000 from the exercise of stock options and the repurchase of $726,000 of common stock comprised of 64,496 shares.

Past Due Loans, Non-performing Assets, and Asset Quality

At June 30, 2019, the Company had $1.0 million in loans that were 30 to 59 days past due and $174,000 in loans that were 30 to 89 days past due. This represented 0.12% of gross loans outstanding on that date. This is a decrease from December 31, 2018 when there were $5.1 million in loans that were 30 to 89 days past due or 0.51% of gross loans outstanding on that date. Non-accrual loans increased from $7.3 million at December 31, 2018 to $10.5 million at June 30, 2019. The assessment of these loans indicate they are adequately collateralized. Past dues have increased due to non-timely payments from customers and nonaccruals increased primarily as a result of deterioration on loans.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans increased from 1.50% at December 31, 2018 to 1.91% at June 30, 2019. The Company had an increase of $3.3 million in non-accruals from $7.3 million at December 31, 2018 and an increase in accruing troubled debt restructurings from $4.4 million at December 31, 2018 to $6.1 million as of June 30, 2019. Of the non-accrual loans as of June 30, 2019, twelve commercial real estate loans totaled $4.1 million, five construction loans totaled $2.3 million, five commercial loans totaled $2.9 million, six HELOC loans totaled $754,000, eight agricultural loans totaled $1.0 million, five 1-to-4 family residential real estate loans and three consumer loan made up the remaining balance.

At June 30, 2019, the Company had thirty-nine loans totaling $7.8 million that were considered to be troubled debt restructurings. Twenty-four of these loans totaling $6.1 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	June 30,	December 31,
	2019	2018
	(dollars in thousands)

Non-accrual loans	$10,521	$7,257
Accruing TDRs	6,061	4,378
Total non-performing loans	16,582	11,635
Foreclosed real estate	1,468	1,088
Total non-performing assets	$18,050	$12,723

Accruing loans past due 90 days or more	$2,447	$3,167
Allowance for loan losses	$8,303	$8,669

Non-performing loans to period end loans	1.66%	1.18%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.91%	1.50%
Allowance for loans losses to period end loans	0.83%	0.88%
Allowance for loan losses to non-performing loans	50%	75%
Allowance for loan losses to non-performing assets	46%	68%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	41%	55%
Non-performing assets to total assets	1.37%	1.01%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.56%	1.26%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at June 30, 2019 and December 31, 2018 were $16.6 million and $12.7 million, respectively. The allowance for loan losses at June 30, 2019 represented 46% of non-performing assets compared to 68% at December 31, 2018.

Total impaired loans at June 30, 2019 were $18.1 million. This includes $10.5 million in loans that were classified as impaired because they were in non-accrual status and $6.1 million in loans that were determined to be impaired for other reasons. Of these loans, $1.0 million required a specific reserve of $324,000 at June 30, 2019.

Total impaired loans at December 31, 2018 were $11.7 million. This includes $7.3 million in loans that were classified as impaired because they were in non-accrual status and $4.4 million in accruing TDRs. Of these loans, $291,000 required a specific reserve of $87,000 at December 31, 2018.

The allowance for loan losses was $8.3 million at June 30, 2019 or 0.83% of gross loans outstanding as compared to 0.88% of gross loans at December 31, 2018. This decrease resulted primarily from qualitative factors related to interest rates, document exceptions and economic performance indicators. The Legacy Select loans and Carolina Premier loans were recorded at estimated fair value as of the acquisition date and the related credit risk is reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under GAAP has resulted in a lower percentage of the allowance for loan losses to gross loans. The allowance for loan losses at June 30, 2019 represented 50% of non-performing loans, as compared to 75% at December 31, 2018. It is management’s assessment that the allowance for loan losses as of June 30, 2019 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	June 30, 2019
(dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total

Time deposits	$343,929	$87,010	$7,979	$-	$438,918
Long-term debt	-	20,000	25,000	12,372	57,372
Operating leases	273	1,236	1,423	6,154	9,086
Total contractual obligations	$344,202	$108,246	$34,402	$18,526	$505,376

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

At June 30, 2019 and December 31, 2018, the Company had $29.9 million and $27.7 million in non-1-to-4 family residential real estate loans that exceeded the regulatory LTV limits, respectively. At June 30, 2019 and December 31, 2018, the Company had $13.2 million and $10.0 million of 1-to-4 family residential real estate loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 25.5% and 23.2% of total risk-based capital as of June 30, 2019 and December 31, 2018, which is less than the 100% maximum allowed. These loans may present more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by various factors such as lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At June 30, 2019 the Company had one product type group which exceeded this threshold; Office Building which represented 41% of risk-based capital or $69.3 million. All other commercial real estate groups were at or below the 40% threshold. At December 31, 2018, the Company did not exceed the 40% guideline in any product types. All commercial and residential real estate product types were under the 40% threshold.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of June 30, 2019 and December 31, 2018.

Acquisition, Development and Construction Loans
(dollars in thousands)

	June 30, 2019			December 31, 2018
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total

Total ADC loans	$159,663	$31,225	$190,888	$145,736	$24,668	$170,404

Average Loan Size	$287	$406		$267	$308

Percentage of total loans	16.01%	3.13%	19.15%	14.78%	2.50%	17.28%

Non-accrual loans	$2,295	$-	$2,295	$587	$-	$587

Management closely monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, speculative-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at June 30, 2019 and December 31, 2018.

	June 30, 2019				December 31, 2018
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(dollars in thousands)

Harnett County	$9,194	4.82%	$5,272	11.03%	$5,389	3.16%	$5,367	10.80%
Alamance County	634	0.33%	1,244	2.60%	740	0.43%	1,350	2.72%
Beaufort County	2,861	1.50%	1,153	2.41%	908	0.53%	1,113	2.24%
Brunswick County	11,055	5.79%	1,665	3.49%	8,440	4.95%	1,492	3.00%
Carteret County	2,567	1.34%	2,671	5.59%	1,544	0.91%	2,676	5.38%
Cherokee County	-	-%	25	0.05%	-	-%	52	0.11%
Craven County	1,118	0.58%	325	0.68%	1,060	0.62%	319	0.64%
Cumberland County	27,413	14.36%	2,852	5.97%	21,019	12.34%	3,116	6.27%
Mecklenburg County	22,151	11.60%	2,995	6.27%	24,853	14.59%	3,635	7.31%
New Hanover County	29,034	15.21%	3,282	6.87%	23,396	13.73%	2,721	5.47%
Pasquotank County	1,274	0.67%	1,822	3.81%	1,145	0.67%	1,915	3.85%
Pickens County	-	-%	100	0.21%	-	-%	99	0.20%
Pitt County	15,016	7.87%	5,106	10.68%	10,574	6.21%	6,334	12.74%
Robeson County	766	0.40%	3,429	7.17%	1,076	0.63%	3,505	7.05%
Sampson County	96	0.05%	1,818	3.80%	149	0.09%	1,835	3.69%
Wake County	16,678	8.74%	1,971	4.13%	18,528	10.87%	1,744	3.51%
Wayne County	1,674	0.88%	3,443	7.21%	2,212	1.30%	3,457	6.95%
Wilson County	543	0.28%	69	0.14%	392	0.23%	73	0.15%
York County	1,767	0.93%	1,097	2.30%	124	0.07%	1,053	2.12%
All other locations	47,047	24.65%	7,447	15.59%	48,855	28.67%	7,857	15.80%

Total	$190,888	100.00%	$47,786	100.00%	$170,404	100.00%	$49,713	100.00%

Interest-Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest-only payment terms. At June 30, 2019, the Company had $218.4 million in loans that had terms permitting interest-only payments. This represented 22.0% of the total loan portfolio. At December 31, 2018, the Company had $224.6 million in loans that had terms permitting interest-only payments. This represented 22.8% of the total loan portfolio. Recognizing the risk inherent with interest-only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest-only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $71.1 million, or 7.1% of total loans, at June 30, 2019, compared to $70.6 million, or 7.2% of total loans, at December 31, 2018. The Company’s ten largest customer relationships totaled $126.6 million, or 12.7% of total loans, at June 30, 2019, compared to $106.8 million, or 10.8% of total loans, at December 31, 2018. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three Months Ended June 30, 2019 and 2018

General. During the second quarter of 2019, the Company had net income of $3.5 million, as compared with net income of $3.1 million for the second quarter of 2018. Net income per common share for the second quarter of 2019 was $0.18, basic and diluted, compared with net income per common share of $0.22, basic and diluted, for the second quarter of 2018. Results of operations for the second quarter of 2019 were primarily impacted by a decrease of $232,000 in net interest income, and an increase in non-interest expenses of $209,000, and a decrease in the provision for loan losses of $764,000. Non-interest expenses increased $209,000, which was primarily related to increased personnel expense of $375,000, occupancy expense of $61,000, professional fees of $63,000, which were offset by reductions in information systems expense of $168,000, deposit insurance expense of $123,000, core deposit intangible amortization of $57,000 and foreclosure associated expenses of $81,000. The Company recorded a recovery of provision for loan losses of $207,000 for the second quarter of 2019, compared to a $557,000 provision for loan losses in the second quarter of 2018. Net interest margin of 4.06% in the second quarter of 2019 decreased 35 basis points from the same period in 2018, resulting from the reduction of accretion of the credit mark associated with the acquired loan portfolio and the increased cost of funds.

Net Interest Income. Net interest income decreased to $11.7 million for the second quarter of 2019, from $11.9 million for the second quarter of 2018. The Company’s total interest income was primarily affected by the increase in investments and cash deposits in other institutions. Average total interest-earning assets were $1.2 billion in the second quarter of 2019, compared with $1.1 million during the same period in 2018, while the yield on those assets decreased 20 basis points from 5.25% to 5.05%, which was primarily due to the yield accretion on the acquired loans and the increase of rates on recently originated loans.

The Company’s average interest-bearing liabilities decreased by $51.0 million to $788.1 million for the quarter ended June 30, 2019 from $839.1 million for the same period one year earlier, and the cost of those funds increased from 1.08% to 1.46%, or 38 basis points. During the second quarter of 2019, the Company’s net interest margin was 4.06% and net interest spread was 3.59%. In the same quarter ended one year earlier, net interest margin was 4.41% and net interest spread was 4.17%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition, and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and other relevant factors. Historical loss rates are calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the second quarter of 2019, the Company recorded a recovery of loan losses of $207,000, based primarily on adjustments to qualitative loan factors related to the underlying risk in loan portfolio. This is a decrease of approximately $764,000, when compared to the provision for loan losses recorded in the second quarter of 2018. The Company, however, has seen a slight deterioration of credit metrics primarily related to past dues, non-accruals of acquired loans, and TDRs during 2019, compared to the second quarter of 2018, where the Company recorded a provision for loan losses of $557,000 based primarily on loan growth.

Non-Interest Income. Non-interest income for the quarter ended June 30, 2019, was $1.3 million, an increase from $1.2 million in the second quarter of 2018. Service charges on deposit accounts increased $39,000 to $284,000 for the quarter ended June 30, 2019, from $245,000 for the same period in 2018. Other non-deposit fees and income decreased $9,000 from the second quarter of 2018 to the second quarter of 2019. Fees from presold mortgages increased non-interest income $72,000 from the second quarter of 2018 to the second quarter of 2019. The Company did not sell any investment securities in the second quarter of 2019 or 2018.

Non-Interest Expenses. Non-interest expenses increased by $209,000 to $8.8 million for the quarter ended June 30, 2019, from $8.6 million for the same period in 2018. In general, categories of non-interest expenses that increased were offset by decreases in other areas. The following are highlights of the significant categories of non-interest expenses during the second quarter of 2019 compared to the same period in 2018:

●	Personnel expenses increased by $375,000, to $5.0 million, due to increased staff, employment taxes and benefits costs.
●	Deposit insurance expense decreased by $123,000, due to change in calculation.
●	Core deposit intangible decreased by $57,000 as scheduled.
●	Occupancy and equipment expense increased by $61,000 to $922,000, due to the addition of a branch from City National.
●	Information systems expense decreased by $168,000 due to renegotiated contracts.
●	Other non-interest expenses increased by $32,000, due to increases in several categories of other non-interest expenses related to the acquisition of the new branch.

Provision for Income Taxes. The Company’s effective tax rate was 22.0% and 22.2% for the quarters ended June 30, 2019 and 2018, respectively.

As of June 30, 2019 and December 31, 2018, the Company had a net deferred tax asset in the amount of $3.4 million and $3.7 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things, recent earnings trends, projected earnings, and asset quality. As of June 30, 2019 and December 31, 2018, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

NET INTEREST INCOME

The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. Non-accrual loans have been included in determining average loans. The table is presented on a taxable equivalent basis where applicable.

	For the quarter ended June 30, 2019			For the quarter ended June 30, 2018
	(dollars in thousands)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans, gross of allowance	$982,876	$13,529	5.52%	$981,829	$13,533	5.53%
Investment securities	85,781	630	2.95%	59,256	385	2.61%
Other interest-earning assets	91,730	456	1.99%	46,598	307	2.64%
Total interest-earning assets	1,160,387	14,615	5.05%	1,087,683	14,225	5.25%

Other assets	101,585			131,542

Total assets	$1,261,972			$1,219,225
Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$314,099	407	0.52%	$323,431	325	0.40%
Time deposits over $100,000	293,635	1,491	2.04%	329,268	1,142	1.39%
Other time deposits	116,167	494	1.71%	115,054	347	1.21%
Borrowings	64,196	483	3.02%	71,337	444	2.50%

Total interest-bearing liabilities	788,090	2,875	1.46%	839,090	2,258	1.08%

Non-interest-bearing deposits	246,117			236,817
Other liabilities	12,036			3,508
Shareholders' equity	215,722			139,810

Total liabilities and shareholders' equity	$1,261,972			$1,219,225

Net interest income/interest rate spread (taxable-equivalent basis)		$11,740	3.59%		$11,967	4.17%

Net interest margin (taxable-equivalent basis)			4.06%			4.41%

Ratio of interest-earning assets to interest-bearing liabilities	147.24%			129.63%

Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$11,740			$11,967
Less:
taxable-equivalent adjustment		(39)			(39)

Net Interest Income		$11,701	4.04%		$11,928	4.40%

Comparison of Results of Operations for the

Six months ended June 30, 2019 and 2018

General. During the first six months of 2019, the Company had net income of $6.8 million, as compared with net income of $5.0 million for the first six months of 2018. Net income per share for the first six months of 2019 was $0.35, basic and diluted, compared with net income per share of $0.36, basic and diluted, for the first six months of 2018. Results of operations for the first six months of 2019 compared to 2018 were primarily impacted by an increase of $713,000 in interest income, offset by an increase in interest expense of $1.2 million and a reduction in provision for loan losses of $793,000, an increase of $134,000 in non-interest income, and a decrease in non-interest expenses of $1.7 million. Net interest margin of 4.07% in the first six months of 2019 decreased 35 basis points from the same period in 2018.

Net Interest Income. Net interest income decreased to $23.2 million for the first six months of 2019, from $23.6 million for the first six months of 2018. The Company’s total interest income was primarily affected by the increase in interest earning deposits in other financial institutions and total investments. Average total interest-earning assets were $1.1 billion in the first six months of 2019, compared with $1.1 billion during the same period in 2018, while the yield on those assets decreased 19 basis points from 5.22% to 5.03% as a result of decreased credit mark in the loan yield and a higher proportion of interest earning deposits in other financial institutions and total investments.

The Company’s average interest-bearing liabilities decreased by $55.0 million to $780.1 million for the six months ended June 30, 2019, from $835.2 million for the same period one year earlier and the cost of those funds increased from 1.03% to 1.41%, or 38 basis points. During the first six months of 2019, the Company’s net interest margin was 4.07% and net interest spread was 3.59%. In the same period ended one year earlier, net interest margin was 4.42% and net interest spread was 4.19%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition, and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. Historical loss rates are calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the first half of 2019, the Company recorded a recovery of loan losses of $95,000, based primarily on adjustments to qualitative loan factors related to the underlying risk in loan portfolio. This is a decrease of approximately $793,000, when compared to the provision for loan losses recorded in the first half of 2018. The Company, however, has seen a slight deterioration of credit metrics primarily related to past dues, non-accruals of acquired loans, and TDRs during 2019, compared to 2018, where the Company recorded a provision for loan losses of $698,000 based primarily on loan growth.

Non-Interest Income. Non-interest income for the six months ended June 30, 2019 was $2.5 million, an increase of $134,000 from the first six months of 2018. Service charges on deposit accounts increased $29,000 to $550,000 for the six months ended June 30, 2019, from $521,000 for the same period in 2018. Other non-deposit fees and income decreased $98,000 from the first six months of 2018 to the first six months of 2019. Fees from presold mortgages increased non-interest income $203,000 in the first six months of 2019. The Company did not sell any investment securities during the first six months of 2019 or 2018.

Non-Interest Expenses. Non-interest expenses decreased by $1.7 million to $17.1 million for the six months ended June 30, 2019, from $18.9 million for the same period in 2018. The following are highlights of the significant categories of non-interest expenses during the first six months of 2019 versus the same period in 2018:

●	Personnel expenses increased by $605,000 to $10.0 million, due to additions in staff, employment taxes and benefits costs.
●	Occupancy and equipment expenses decreased by $100,000.
●	Professional fees increased by $176,000 to $865,000 compared to $690,000 due to branch expansion, acquisition and divesture related fees.
●	Deposit insurance expense increased by $183,000 due to revised calculation.
●	Merger expenses decreased by $1.7 million due to the prior year acquisition expenses.
●	Information systems decreased by $381,000 due to renegotiated contracts.
●	Other non-interest expenses increased by $8,000, due to small increases in several categories of other non-interest expenses and the merger.

Provision for Income Taxes. The Company’s effective tax rate was 22.0% and 22.2% for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019 and December, 31, 2018, the Company had a net deferred tax asset in the amount of $3.4 million and $3.7 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of June 30, 2019 and December 31, 2018, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

NET INTEREST INCOME

The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. Non-accrual loans have been included in determining average loans. The table is presented on a taxable equivalent basis where applicable.

	For the six months ended June 30, 2019			For the six months ended June 30, 2018
	(dollars in thousands)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans, gross of allowance	$979,669	$26,579	5.47%	$976,395	$26,700	5.51%
Investment securities	76,236	1,126	2.98%	61,081	771	2.55%
Other interest-earning assets	93,981	999	2.14%	43,348	518	2.41%
Total interest-earning assets	1,149,886	28,704	5.03%	1,080,824	27,989	5.22%

Other assets	100,889			128,139

Total assets	$1,250,775			$1,208,963
Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$309,053	763	0.50%	$320,660	639	0.40%
Time deposits over $100,000	289,829	2,797	1.95%	329,704	2,172	1.33%
Other time deposits	116,975	941	1.62%	114,638	671	1.18%
Borrowings	64,284	967	3.03%	70,173	794	2.28%

Total interest-bearing liabilities	780,141	5,468	1.41%	835,175	4,276	1.03%

Non-interest-bearing deposits	244,378			228,050
Other liabilities	12,317			7,279
Shareholders' equity	213,939			138,459

Total liabilities and shareholders' equity	$1,250,775			$1,208,963

Net interest income/interest rate spread (taxable-equivalent basis)		$23,236	3.62%		$23,713	4.19%

Net interest margin (taxable-equivalent basis)			4.07%			4.42%

Ratio of interest-earning assets to interest-bearing liabilities	147.39%			129.41%

Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$23,236			$23,713
Less:
taxable-equivalent adjustment		(78)			(80)

Net Interest Income		$23,158	4.06%		$23,633	4.41%

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows, and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold, and investment securities classified as available for sale) represented 17.2% of total assets at June 30, 2019 and increased as compared to 15.2% as of December 31, 2018. This increase in liquid assets to total assets resulted primarily from increases in customer deposits.

The Company has been a net seller of federal funds and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Federal funds sold was $0 at June 30, 2019. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of June 30, 2019, the Company had existing credit lines with other financial institutions to purchase up to $194.6 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $128.9 million of qualifying loans is pledged to the FHLB to secure borrowings. At June 30, 2019, the Company had $45.0 million in FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At June 30, 2019, in addition to FHLB advances, total borrowings consisted of junior subordinated debentures of $12.4 million.

Total deposits were $1.0 billion at June 30, 2019. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 42.6% of total deposits at June 30, 2019. Time deposits of $250,000 or more represented 15.0% of the Company’s total deposits at June 30, 2019. At quarter-end, the Company had $16.9 million in brokered time deposits and no brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Commencing in the first quarter of 2015, financial institutions and their holding companies became subject to the capital requirements. A new part of the capital ratios profile under the Basel III rules is the Common Equity Tier 1 risk-based ratio which does not include limited life components such as trust preferred securities and SBLF preferred stock in this calculation. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 16.5% at June 30, 2019.

As the following table indicates, at June 30, 2019, the Company and the Bank both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
Select Bancorp, Inc.	Ratio	Requirement

Total risk-based capital ratio	19.19%	8.00%
Tier 1 risk-based capital ratio	18.42%	6.00%
Leverage ratio	16.21%	4.00%
Common equity Tier 1 risk-based capital ratio	17.32%	4.50%

		Regulatory
	Actual	Minimum	Well-Capitalized
Select Bank & Trust	Ratio	Requirement	Requirement

Total risk-based capital ratio	15.59%	8.00%	10.00%
Tier 1 risk-based capital ratio	14.83%	6.00%	8.00%
Leverage ratio	13.06%	4.00%	5.00%
Common equity Tier 1 risk-based capital ratio	14.83%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of June 30, 2019. During the third quarter of 2018, the Company completed a common stock offering netting $59.8 million, which resulted in an increase in capital ratios for the holding company. Shortly after the receipt of the common stock offering proceeds, $25.0 million was downstreamed to the Bank, increasing its capital ratios.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of March 31, 2019.

	March 31, 2019
(dollars in thousands)	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	6.3%	8.4%
+ 3.0%	5.1	7.0
+ 2.0%	3.7	5.5
+ 1.0%	1.9	3.1
No change	-	-
- 1.0%	(1.2)	(3.9)

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the second quarter of 2019. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter of 2019 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently engaged in, nor are any of its properties subject to, any material legal proceedings.  From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it attempts to collect loans, enforce its security interest in loans, or other matters of similar nature.

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company announced a repurchase program on August 31, 2016, by which management was authorized to repurchase up to 581,518 shares of Company common stock in the open market and through privately negotiated transactions. Share repurchase activity during the three months ended June 30, 2019 was as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1–30, 2019	-	-	-	581,518
May 1–31, 2019	17,837	11.17	17,837	563,681
June 1–30, 2019	46,659	11.28	64,496	517,022

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.
3.1	Articles of Amendment of Select Bancorp, Inc.			Filed herewith

10.1	Select Bancorp, Inc. 2018 Omnibus Stock Incentive Plan	8-K	10.1	05/24/18	000-50400

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, in XBRL (eXtensible Business Reporting Language)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: August 9, 2019	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: August 9, 2019	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer

- 58 -