Form 10-Q
period 2019-09-30
SELECT BANCORP, INC.
filed 2019-11-06
CIK 1263762

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 30, 2019, the registrant had outstanding 18,513,078 shares of Common Stock, $1.00 par value per share.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets September 30, 2019 and December 31, 2018	3

	Consolidated Statements of Operations Three Months and Nine Months Ended September 30, 2019 and 2018	4

	Consolidated Statements of Comprehensive Income Three Months and Nine Months Ended September 30, 2019 and 2018	5

	Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended March 31, 2019 and 2018, Three Months Ended June 30, 2019 and 2018 and Three Months Ended September 30, 2019 and 2018	6

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2019 and 2018	8

	Notes to Consolidated Financial Statements	10

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	53

Item 4 -	Controls and Procedures	53

Part II.	OTHER INFORMATION

Item 1 -	Legal Proceedings	54

Item 1A -	Risk Factors	54

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3 -	Defaults Upon Senior Securities	54

Item 4 -	Mine Safety Disclosures	54

Item 5-	Other Information	55

Item 6 -	Exhibits	55

	Signatures	56

Part I. Financial Information

Item 1 - Financial Statements

SELECT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31,
	(Unaudited)	2018*
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$20,052	$17,059
Interest-earning deposits in other banks	53,093	121,303
Certificates of deposit	500	1,000
Federal funds sold	10,728	-
Investment securities available for sale, at fair value	76,941	51,533
Loans held for sale	1,714	580
Loans	1,014,928	986,040
Allowance for loan losses	(8,056)	(8,669)

NET LOANS	1,006,872	977,371

Accrued interest receivable	3,902	3,889
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	3,045	3,283
Other non-marketable securities	719	762
Foreclosed real estate	1,442	1,088
Premises and equipment, net	18,150	17,920
Right of use lease asset	8,776	-
Bank owned life insurance	29,621	29,117
Goodwill	24,579	24,579
Core deposit intangible (“CDI”)	1,803	2,085
Assets held for sale	-	668
Other assets	7,697	6,288

TOTAL ASSETS	$1,269,634	$1,258,525

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand	$243,889	$247,007
Savings	43,355	51,811
Money market and NOW	283,414	254,482
Time	417,015	427,127

TOTAL DEPOSITS	987,673	980,427

Short-term debt	-	7,000
Long-term debt	57,372	57,372
Lease liability	8,951	-
Accrued interest payable	596	667
Accrued expenses and other liabilities	2,993	3,448

TOTAL LIABILITIES	1,057,585	1,048,914
Shareholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized; 18,513,078 and 19,311,505 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	18,513	19,312
Additional paid-in capital	142,878	150,718
Retained earnings	49,634	39,640
Common stock issued to deferred compensation trust, at cost; 312,956 and 303,239 shares outstanding at September 30, 2019 and December 31, 2018, respectively	(2,730)	(2,615)
Directors’ Deferred Compensation Plan Rabbi Trust	2,730	2,615
Accumulated other comprehensive income (loss)	1,024	(59)

TOTAL SHAREHOLDERS’ EQUITY	212,049	209,611

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,269,634	$1,258,525

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$13,924	$13,609	$40,481	$40,293
Federal funds sold and interest-earning deposits in other banks	581	422	1,580	940
Investments	503	351	1,569	1,058
TOTAL INTEREST INCOME	15,008	14,382	43,630	42,291
INTEREST EXPENSE
Money market, NOW and savings deposits	433	338	1,196	977
Time deposits	2,248	1,665	5,986	4,508
Short-term debt	4	75	56	285
Long-term debt	455	452	1,370	1,036

TOTAL INTEREST EXPENSE	3,140	2,530	8,608	6,806
NET INTEREST INCOME	11,868	11,852	35,022	35,485
PROVISION FOR (RECOVERY OF) LOAN LOSSES	231	(459)	136	239

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,637	12,311	34,886	35,246
NON-INTEREST INCOME
Fees on the sale of mortgages	218	109	605	293
Gain on securities	48	-	48	-
Service charges on deposit accounts	308	309	858	830
Other fees and income	874	648	2,462	2,334

TOTAL NON-INTEREST INCOME	1,448	1,066	3,973	3,457
NON-INTEREST EXPENSE
Personnel	5,124	4,464	15,126	13,861
Occupancy and equipment	1,073	849	2,722	2,598
Deposit insurance	(30)	239	165	617
Professional fees	518	322	1,383	1,012
CDI amortization	208	247	632	784
Merger/acquisition related expenses	128	-	235	1,826
Information systems	852	726	2,518	2,773
Foreclosure-related expenses	(9)	(22)	31	81
Other	1,067	975	3,234	3,134

TOTAL NON-INTEREST EXPENSE	8,931	7,800	26,046	26,686
INCOME BEFORE INCOME TAX	4,154	5,577	12,813	12,017
INCOME TAXES	915	1,256	2,819	2,689

NET INCOME	$3,239	$4,321	$9,994	$9,328
NET INCOME PER COMMON SHARE
Basic	$0.17	$0.27	$0.52	$0.64
Diluted	$0.17	$0.27	$0.52	$0.63
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	19,028,572	15,858,455	19,219,820	14,636,576
Diluted	19,073,235	15,916,734	19,266,480	14,697,379

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$3,239	$4,321	$9,994	$9,328

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	196	(222)	1,454	(1,029)
Tax effect	(48)	50	(334)	239
	148	(172)	1,120	(790)

Reclassification adjustment for gain included in net income	(48)	-	(48)	-
Tax effect	11	-	11	-
	(37)	-	(37)	-

Total	111	(172)	1,083	(790)

Total comprehensive income	$3,350	$4,149	$11,077	$8,538

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

							Common
							Stock
							Issued		Accumulated
					Additional		to Deferred		Other	Total
	Preferred Stock		Common Stock		paid-in	Retained	Compensation	Deferred	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Trust	Comp Plan	Income (loss)	Equity
Balance at December 31, 2018	-	$-	19,311,505	$19,312	$150,718	$39,640	$(2,615)	$2,615	$(59)	$209,611
Net income	-	-	-	-	-	3,307	-	-	-	3,307
Other comprehensive income	-	-	-	-	-	-	-	-	360	360
Stock option exercises	-	-	14,980	14	100	-	-	-	-	114
Stock based compensation	-	-	-	-	59	-	-	-	-	59
Directors’ equity incentive plan, net	-	-	-	-	-	-	(37)	37	-	-
Balance at March 31, 2019	-	$-	19,326,485	$19,326	$150,877	$42,947	$(2,652)	$2,652	$301	$213,451
Net income	-	-	-	-	-	3,448	-	-	-	3,448
Other comprehensive income	-	-	-	-	-	-	-	-	612	612
Stock repurchases	-	-	(64,496)	(64)	(662)	-	-	-	-	(726)
Stock based compensation	-	-	-	-	60	-	-	-	-	60
Balance at June 30, 2019	-	$-	19,261,989	$19,262	$150,275	$46,395	$(2,652)	$2,652	$913	$216,845
Net income	-	-	-	-	-	3,239	-	-	-	3,239
Other comprehensive income	-	-	-	-	-	-	-	-	111	111
Stock repurchases	-	-	(748,911)	(749)	(7,456)	-	-	-	-	(8,205)
Directors’ equity incentive plan, net	-	-	-	-	-	-	(78)	78	-	-
Stock based compensation	-	-	-	-	59	-	-	-	-	59
Balance at September 30, 2019	-	$-	18,513,078	$18,513	$142,878	$49,634	$(2,730)	$2,730	$1,024	$212,049

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

							Stock
							Issued		Accumulated
					Additional		to Deferred		Other	Total
	Preferred Stock		Common Stock		paid-in	Retained	Compensation	Deferred	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Trust	Comp Plan	Income (loss)	Equity
Balance at December 31, 2017	-	$-	14,009,137	$14,009	$95,850	$25,858	$(2,518)	$2,518	$398	$136,115
Net income	-	-	-	-	-	1,897	-	-	-	1,897
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(410)	(410)
Stock option exercises	-	-	4,780	5	21	-	-	-	-	26
Directors’ equity incentive plan, net	-	-	-	-	-	-	41	(41)	-	-
Stock based compensation	-	-	-	-	45	-	-	-	-	45
Balance at March 31, 2018	-	$-	14,013,917	$14,014	$95,916	$27,755	$(2,477)	$2,477	$(12)	$137,673
Net income	-	-	-	-	-	3,110	-	-	-	3,110
Other comprehensive loss	-	-	-	-	-	-	-	-	(208)	(208)
Stock option exercises	-	-	10,970	11	72	-	-	-	-	83
Stock based compensation	-	-	-	-	44	-	-	-	-	44
Balance at June 30, 2018	-	$-	14,024,887	$14,025	$96,032	$30,865	$(2,477)	$2,477	$(220)	$140,702
Net income	-	-	-	-	-	4,321	-	-	-	4,321
Other comprehensive loss	-	-	-	-	-	-	-	-	(172)	(172)
Shares issued for capital raise, net	-	-	5,270,834	5,271	54,535	-	-	-	-	59,806
Stock option exercises	-	-	400	-	4	-	-	-	-	4
Directors’ equity incentive plan, net	-	-	-	-	-	-	(80)	80	-	-
Stock based compensation	-	-	-	-	44	-	-	-	-	44
Balance at September 30, 2018	-	$-	19,296,121	$19,296	$150,615	$35,186	$(2,557)	$2,557	$(392)	$204,705

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,994	$9,328
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	136	239
Depreciation and amortization of premises and equipment	2,147	1,305
Amortization and accretion of investment securities	543	455
Amortization of deferred loan fees and costs	(590)	(543)
Amortization of core deposit intangible	632	784
Stock-based compensation	178	133
Accretion on acquired loans	(679)	(2,647)
Amortization of acquisition premium on time deposits	(7)	(171)
Net accretion of acquisition discount on borrowings	-	(11)
Increase in cash surrender value of bank-owned life insurance	(504)	(513)
Proceeds from loans held for sale	25,388	18,317
Originations of loans held for sale	(25,917)	(19,223)
Fees on the sale of mortgages	(605)	(293)
Net loss on sale and write-downs of foreclosed real estate	12	100
Loss on sale of premises and equipment	8	179
Net write-down on assets held for sale	8	178
Gain on sale of securities	(48)	-
Change in assets and liabilities:
Net change in accrued interest receivable	(13)	(26)
Net change in other assets	(1,656)	2,330
Net change in accrued expenses and other liabilities	(408)	(10,409)

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	8,619	(488)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	238	(964)
Redemption of non-marketable securities	43	219
Purchase of investment securities available for sale	(37,948)	-
Maturities of investment securities available for sale	2,883	1,400
Proceeds from the sale of securities	1,125	-
Cash received from branch acquisitions	24,093	-
Mortgage-backed securities pay-downs	9,367	8,626
Net change in loans outstanding	(28,837)	(7,493)
Proceeds from sale of foreclosed real estate	103	657
Proceeds from sale of assets held for sale	660	-
Purchases of premises and equipment	(1,167)	(1,200)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(29,440)	1,245

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(17,786)	$(20,712)
Repayments on short-term debt	(7,000)	(17,266)
Proceeds from long-term debt	-	38,000
Repayment in lease liability	(565)	-
Proceeds from issuance of common stock	-	63,250
Direct expenses related to capital transactions	-	(3,444)
Repurchase of common stock	(8,931)	-
Proceeds from stock option exercises	114	113

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(34,168)	59,941

NET CHANGE IN CASH AND CASH EQUIVALENTS	(54,989)	60,698

CASH AND CASH EQUIVALENTS, BEGINNING	139,362	62,695

CASH AND CASH EQUIVALENTS, ENDING	$84,373	$123,393

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,679	$6,654
Income Taxes	2,496	1,529

Non-cash transactions:
Unrealized (losses) gains on investment securities available for sale, net of tax	1,120	(790)
Transfers from loans to foreclosed real estate	469	519

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

The Bank was originally incorporated as New Century Bank on May 19, 2000 and began banking operations on May 24, 2000. On July 25, 2014, the Company acquired Select Bank & Trust Company, Greenville, North Carolina, and changed the Bank’s legal name to Select Bank & Trust Company. On December 15, 2017, the Company acquired Premara Financial, Inc. and its subsidiary Carolina Premier Bank through the merger of Premara with and into the Company, followed immediately by the merger of Carolina Premier with and into the Bank. The Bank continues as the only banking subsidiary of the Company with its headquarters and operations center located in Dunn, NC. The Bank is engaged in general commercial and retail banking in central and eastern North Carolina, as well as in Charlotte, North Carolina, northwest South Carolina, and Virginia Beach, Virginia. The Bank is subject to the supervision and regulation of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks.

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three- and nine-month periods ended September 30, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the September 30, 2019 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At September 30, 2019 and 2018 there were 172,120 and 119,800 anti-dilutive stock options outstanding, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average shares used for basic net income available to common shareholders	19,028,572	15,858,455	19,219,820	14,636,576

Effect of dilutive stock options	44,663	58,279	46,660	60,803

Weighted average shares used for diluted net income available to common shareholders	19,073,235	15,916,734	19,266,480	14,697,379

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.   On October 16, 2019, the FASB voted to delay implementation of CECL until January 2023 for certain companies, including smaller reporting companies (as defined by the SEC). The Company currently qualifies as a smaller reporting company and is still assessing the impact that this new guidance will have on its consolidated financial statements.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

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

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agency securities, mortgage-backed securities issued by government-sponsored entities (“GSEs”), and municipal bonds. There have been no changes in valuation techniques for the three and nine months ended September 30, 2019. Valuation techniques are consistent with techniques used in prior periods.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

Investment securities available for sale September 30, 2019	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies-GSEs	$10,381	$-	$10,381	$-
Mortgage-backed securities-GSEs	52,104	-	52,104	-
Corporate bonds	1,553	-	1,553	-
Municipal bonds	12,903	-	12,903	-
Total investment AFS	$76,941	$-	$76,941	$-

Investment securities available for sale December 31, 2018	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies-GSEs	$9,837	$-	$9,837	$-
Mortgage-backed securities-GSEs	22,983	-	22,983	-
Corporate bonds	1,722	-	1,722	-
Municipal bonds	16,991	-	16,991	-
Total investment AFS	$51,533	$-	$51,533	$-

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310 “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2019 and December 31, 2018, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At September 30, 2019, the discounts to appraised value used are weighted between 3% and 50%. There were no transfers between levels from the prior reporting periods, and there have been no changes in valuation techniques for the three months ended September 30, 2019.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Foreclosed Real Estate

Foreclosed real estate are properties recorded at estimated fair value less estimated selling costs. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate is the discount applied to appraised values to account for expected liquidation and selling costs. At September 30, 2019, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three months ended September 30, 2019.

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

Loans Held for Sale

The Company originates fixed and variable rate residential mortgage loans on a servicing-released basis in the secondary market. Loans closed but not yet settled with an investor are carried in our loans held for sale portfolio.   Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with our customers.  Therefore, these loans present very little market risk.  The Company usually delivers to, and receives funding from, the investor within 30 to 60 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts” basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. Because of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is materially the same as the value of the loan amount at its origination.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Therefore, loans held for sale are classified within Level 2 of the hierarchy. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. Gains or losses on sales of loans are recognized when control over these assets are surrendered and are included in fees on the sale of mortgages in the consolidated statements of income.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

Asset Category September 30, 2019	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$9,083	$-	$-	$9,083
Loans held for sale	1,714	-	1,714	-
Foreclosed real estate	1,442	-	-	1,442
Total	$12,239	$-	$1,714	$10,525

Asset Category December 31, 2018	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,257	$-	$-	$7,257
Loans held for sale	580	-	580	-
Assets held for sale	668	-	-	668
Foreclosed real estate	1,088	-	-	1,088
Total	$9,593	$-	$580	$9,013

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the carrying values and estimated fair values of the Company's financial instruments at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$20,052	$20,052	$20,052	$-	$-
Certificates of deposit	500	500	500	-	-
Interest-earning deposits in other banks	53,093	53,093	53,093	-	-
Federal funds sold	10,728	10,728	10,728	-	-
Investment securities available for sale	76,941	76,941	-	76,941	-
Loans held for sale	1,714	1,714		1,714	-
Loans, net	1,006,872	998,827	-	-	998,827
Accrued interest receivable	3,902	3,902	-	3,902	-
Stock in FHLB	3,045	3,045	-	-	3,045
Other non-marketable securities	719	719	-	-	719

Financial liabilities:
Deposits	$987,673	$989,577	$-	$989,577	$-
Long-term debt	57,372	55,941	-	55,941	-
Accrued interest payable	596	596	-	596	-

	December 31, 2018
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets:
Cash and due from banks	$17,059	$17,059	$17,059	$-	$-
Certificates of deposits	1,000	1,000	1,000	-	-
Interest-earning deposits in other banks	121,303	121,303	121,303	-	-
Investment securities available for sale	51,533	51,533	-	51,533	-
Loans held for sale	580	580	-	580	-
Loans, net	977,371	970,330	-	-	970,330
Accrued interest receivable	3,889	3,889	-	3,889	-
Stock in the FHLB	3,283	3,283	-	-	3,283
Other non-marketable securities	762	762	-	-	762
Assets held for sale	668	668	-	-	668

Financial liabilities:
Deposits	$980,427	$979,570	$-	$979,570	$-
Short-term debt	7,000	7,000	-	7,000	-
Long-term debt	57,372	55,504	-	55,504	-
Accrued interest payable	667	667	-	667	-

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE E - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investments (“AFS”), with gross unrealized gains and losses, follow:

	September 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSEs	$10,181	$202	$(2)	$10,381
Mortgage-backed securities – GSEs	51,200	919	(15)	52,104
Corporate bonds	1,532	21	-	1,553
Municipal bonds	12,698	205	-	12,903

	$75,611	$1,347	$(17)	$76,941

As of September 30, 2019, accumulated other comprehensive income included net unrealized gains totaling $1.3 million. Deferred tax liabilities resulting from these net unrealized gains totaled $300,000.

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

As of December 31, 2018, accumulated other comprehensive loss included net unrealized losses totaling $76,000. Deferred tax assets resulting from these net unrealized losses totaled $17,000.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The scheduled maturities of securities available for sale, with gross unrealized gains and losses, were as follows:

	September 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale:
Within 1 year	$8,114	$23	$(7)	$8,130
After 1 year but within 5 years	45,902	728	(10)	46,620
After 5 years but within 10 years	14,083	423	-	14,506
After 10 years	7,512	173	-	7,685

	$75,611	$1,347	$(17)	$76,941

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
Within 1 year	$3,275	$13	$-	$3,288
After 1 year but within 5 years	32,862	96	(252)	32,706
After 5 years but within 10 years	6,551	48	(29)	6,570
After 10 years	8,921	71	(23)	8,969

	$51,609	$228	$(304)	$51,533

Securities with a carrying value of $21.8 million and $6.4 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

None of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations. The Company has the intent and ability to hold these securities to recovery. No other than temporary impairments were identified for these investments having unrealized losses for the periods ended September 30, 2019 and December 31, 2018. The Company did not sell any securities in 2018 and sold two securities for a gain of $48,000 in the first nine months of 2019.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables show the gross unrealized losses and fair value of the Company’s investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018.

	September 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSEs	$-	$-	$627	$(2)	$627	$(2)
Mortgage-backed securities-GSEs	3,150	(3)	3,784	(12)	6,934	(15)
Total temporarily impaired securities	$3,150	$(3)	$4,411	$(14)	$7,561	$(17)

At September 30, 2019, the Company had four securities in an unrealized loss position for more than twelve months of $4.4 million. There were three mortgage-backed GSEs in an unrealized loss position for less than twelve months totaling $3.2 million at September 30, 2019. All unrealized losses are attributable to the general trend of interest rates. There were two investment securities sold during the first nine months of 2019 at a gain of $48,000.

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSEs	$1,224	$(6)	$4,086	$(45)	$5,310	$(51)
Mortgage-backed securities-GSEs	200	-	16,932	(229)	17,132	(229)
Municipal bonds	1,007	(2)	1,740	(22)	2,747	(24)
Total temporarily impaired securities	$2,431	$(8)	$22,758	$(296)	$25,189	$(304)

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS

Following is a summary of the composition of the Company’s loan portfolio at September 30, 2019 and December 31, 2018:

	September 30,		December 31,
	2019		2018
		Percent		Percent
	Amount	of total	Amount	of total
	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$153,862	15.16%	$159,597	16.19%
Commercial real estate	452,644	44.60%	457,611	46.41%
Multi-family residential	62,080	6.12%	63,459	6.44%
Construction	212,677	20.95%	170,404	17.28%
Home equity lines of credit (“HELOC”)	46,221	4.55%	49,713	5.04%

Total real estate loans	927,484	91.38%	900,784	91.36%

Other loans:
Commercial and industrial	79,686	7.85%	74,181	7.52%
Loans to individuals	9,539	0.94%	12,597	1.28%
Overdrafts	180	0.02%	217	0.02%
Total other loans	89,405	8.81%	86,995	8.82%

Gross loans	1,016,889		987,779
Less deferred loan origination fees, net	(1,961)	(0.19)%	(1,739)	(0.18)%
Total loans	1,014,928	100.00%	986,040	100.00%

Allowance for loan losses	(8,056)		(8,669)

Total loans, net	$1,006,872		$977,371

For Purchased Credit Impaired, or PCI, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of September 30, 2019 and December 31, 2018 were:

(dollars in thousands)	September 30, 2019	December 31, 2018
Contractually required payments	$20,999	$24,823
Nonaccretable difference	1,659	1,962
Cash flows expected to be collected	19,340	22,861
Accretable yield	3,305	3,593
Carrying value	$16,035	$19,268

Loans are primarily secured by real estate located in eastern and central North Carolina and northwestern South Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

At September 30, 2019, the Company had pre-approved but unused lines of credit for customers totaling $178.2 million. In management’s opinion, these commitments, and undisbursed proceeds on loans, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

A floating lien of $112.6 million of loans was pledged to the FHLB to secure borrowings at September 30, 2019.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present an age analysis of past due loans, segregated by class of loans as of
September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
	(dollars in thousands)
Commercial and industrial	$80	$-	$1,362	$3,664	$5,106	$74,580	$79,686
Construction	166	-	-	2,272	2,438	210,239	212,677
Multi-family residential	-		-	-	-	62,080	62,080
Commercial real estate	6	88	-	2,020	2,114	450,530	452,644
Loans to individuals & overdrafts	31	-	-	-	31	9,688	9,719
1-to-4 family residential	51	474	934	382	1,841	152,021	153,862
HELOC	-	-	-	745	745	45,476	46,221
Deferred loan (fees) cost, net	-	-	-	-	-	-	(1,961)

	$334	$562	$2,296	$9,083	$12,275	$1,004,614	$1,014,928

	December 31, 2018
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
	(dollars in thousands)
Commercial and industrial	$27	$203	$1,665	$4,170	$6,065	$68,116	$74,181
Construction	-	-	69	587	656	169,748	170,404
Multi-family residential	-	-	-	-	-	63,459	63,459
Commercial real estate	103	483	-	1,074	1,660	455,951	457,611
Loans to individuals & overdrafts	1	24	-	-	25	12,789	12,814
1-to-4 family residential	502	505	1,433	386	2,826	156,771	159,597
HELOC	-	43	-	1,040	1,083	48,630	49,713
Deferred loan (fees) cost, net	-	-	-	-	-	-	(1,739)
	$633	$1,258	$3,167	$7,257	$12,315	$975,464	$986,040

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of September 30, 2019 and December 31, 2018:

				Three months ended		Nine months ended
	As of September 30, 2019			September 30, 2019		September 30, 2019
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$3,142	$4,530	$-	$4,010	$32	$4,397	$100
Construction	2,531	2,635	-	2,413	12	1,546	20
Commercial real estate	6,366	7,601	-	7,167	70	6,022	218
Loans to individuals & overdrafts	85	89	-	84	6	93	6
Multi-family residential	202	202	-	205	3	209	10
1-to-4 family residential	658	1,843	-	1,205	21	1,202	61
HELOC	845	1,044	-	861	11	944	36
Subtotal:	13,829	17,944	-	15,945	155	14,413	451
With an allowance recorded:
Commercial and industrial	731	1,056	230	882	1	572	41
Construction	-	-	-	-	-	13	-
Commercial real estate	-	-	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-
1-to-4 family residential	81	94	6	546	14	563	7
HELOC	160	222	48	162	4	212	10
Subtotal:	972	1,372	284	1,590	19	1,360	58
Totals:
Commercial	12,972	16,024	230	14,677	118	12,759	389
Consumer	85	89	-	84	6	93	6
Residential	1,744	3,203	54	2,774	50	2,921	114
Grand Total:	$14,801	$19,316	$284	$17,535	$174	$15,773	$509

Impaired loans at September 30, 2019 were approximately $14.8 million and were composed of $9.1 million in nonaccrual loans and $5.7 million in loans that were still accruing interest. Certain PCI loans are redirected and are not included in the table above. Recorded investment represents the current principal balance of the loan. Approximately $972,000 in impaired loans had specific allowances provided for them while the remaining $13.8 million had no specific allowances recorded at September 30, 2019. Of the $13.8 million with no allowance recorded, partial charge-offs through September 30, 2019 amounted to $844,000.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

				Three months ended		Nine months ended
	As of December 31, 2018			September 30, 2018		September 30, 2018
		Contractual			Interest Income		Interest Income
		Unpaid		Average	Recognized on	Average	Recognized on
	Recorded	Principal	Related	Recorded	Impaired	Recorded	Impaired
	Investment	Balance	Allowance	Investment	Loans	Investment	Loans
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$4,210	$4,495	$-	$3,789	$-	$2,178	$108
Construction	561	647	-	481	8	486	10
Commercial real estate	4,744	6,903	-	5,361	84	4,789	238
Loans to individuals & overdrafts	215	215	-	66	1	66	1
Multi-family residential	101	109	-	223	5	227	11
1-to-4 family residential	1,040	1,204	-	782	10	829	35
HELOC	572	732	-	896	9	803	34
Subtotal:	11,443	14,305	-	11,598	117	9,378	437
With an allowance recorded:
Commercial and industrial	127	325	51	386	19	387	20
Construction	27	27	14	26	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	2	-	-	-
Multi-family residential	-	-	-	-	-	-	-
1-to-4 family residential	137	555	22	145	-	172	6
HELOC	-	-	-	142	3	-	-
Subtotal:	291	907	87	701	22	559	26
Totals:
Commercial	10,007	12,612	65	10,266	116	8,067	387
Consumer	101	109	-	68	1	66	1
Residential	1,626	2,491	22	1,965	22	1,804	75
Grand Total:	$11,734	$15,212	$87	$12,299	$139	$9,937	$463

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30, 2019			Nine months ended September 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
	(Dollars in thousands)
Extended payment terms:
1-to-4 family residential	1	$174	$173	3	$233	$211
Commercial real estate	-	-	-	1	752	702
Construction	1	259	259	1	259	259
Commercial & industrial	1	103	71	4	931	899

Total	3	$536	$503	9	$2,175	$2,071

	Three months ended September 30, 2018			Nine months ended September 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
	(Dollars in thousands)
Extended payment terms:
1-to-4 family residential	1	$17	$16	2	$426	$413
Commercial real estate	1	392	350	3	1,283	1,123
Commercial & industrial	1	74	74	7	1,653	1,625

Total	3	$483	$440	12	$3,362	$3,161

Loans may be considered troubled debt restructurings for reasons including, but not limited to, below market interest rates, extended payment terms or forgiveness of principal.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings (continued)

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default during that period together with concessions made by loan class during the twelve-month periods ended September 30, 2019 and 2018:

	Twelve months ended		Twelve months ended
	September 30, 2019		September 30, 2018
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
	(Dollars in thousands)
Extended payment terms:
Commercial & industrial	-	$-	5	$1,512
Commercial real estate	-	-	2	724
1-to-4 family residential	1	16	2	461

Total	1	$16	9	$2,697

At September 30, 2019, the Bank had forty-one loans with an aggregate balance of $8.2 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-eight loans with a balance totaling $6.5 million were still accruing as of September 30, 2019. The remaining TDRs with balances totaling $1.7 million as of September 30, 2019 were in non-accrual status.

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

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of September 30, 2019 and December 31, 2018, respectively:

Total loans:

September 30, 2019
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
	(In thousands)
Superior	$1,602	$-	$232	$-
Very good	670	153	1,121	-
Good	4,122	8,849	60,135	4,884
Acceptable	22,853	19,978	246,804	38,784
Acceptable with care	44,004	180,985	137,263	18,412
Special mention	1,499	441	1,885	-
Substandard	4,936	2,271	5,204	-
Doubtful	-	-	-	-
Loss	-	-	-	-
	$79,686	$212,677	$452,644	$62,080

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC
Pass	$149,883	$44,990
Special mention	1,550	76
Substandard	2,429	1,155
	$153,862	$46,221

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts
Pass	$9,593
Special mention	10
Substandard	116
$9,719

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

The following table documents changes to the amount of the accretable yield on PCI loans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Accretable yield, beginning of period	$3,481	$3,102	$3,593	$3,307
Accretion	(277)	(540)	(855)	(1,242)
Reclassification from (to) nonaccretable difference	45	15	293	78
Other changes, net	56	35	274	469

Accretable yield, end of period	$3,305	$2,612	$3,305	$2,612

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and nine month periods ended September 30, 2019, respectively:

	Three months ended September 30, 2019
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(Dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$814	$1,487	$2,818	$1,543	$432	$309	$383	$7,786
Provision for (recovery of) loan losses	123	212	(44)	(111)	18	9	11	218
Loans charged-off	(48)	-	-	-	(50)	(155)	-	(253)
Recoveries	2	-	1	8	21	5	-	37
Balance, end of period	$891	$1,699	$2,775	$1,440	$421	$168	$394	$7,788

PCI Loans
Balance, beginning of period	$298	$6	$142	$62	$1	$-	$8	$517
Provision for (recovery of) loan losses	10	-	-	(10)	-	13	-	13
Loans charged-off	(249)	-	-	-	-	(13)	-	(262)
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$59	$6	$142	$52	$1	$-	$8	$268

Total Loans
Balance, beginning of period	$1,112	$1,493	$2,960	$1,605	$433	$309	$391	$8,303
Provision for (recovery of) loan losses	133	212	(44)	(121)	18	22	11	231
Loans charged-off	(297)	-	-	-	(50)	(168)	-	(515)
Recoveries	2	-	1	8	21	5	-	37
Balance, end of period	$950	$1,705	$2,917	$1,492	$422	$168	$402	$8,056

Ending Balance: individually evaluated for impairment	$230	$-	$-	$6	$48	$-	$-	$284
Ending Balance: collectively evaluated for impairment	$720	$1,705	$2,917	$1,486	$374	$168	$402	$7,772

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$74,658	$209,464	$440,244	$145,645	$45,170	$9,634	$60,970	$985,785
Ending Balance: collectively evaluated for impairment PCI loans	$1,154	$682	$6,033	$7,479	$47	$-	$908	$16,303
Ending Balance: individually evaluated for impairment	$3,874	$2,531	$6,367	$738	$1,004	$85	$202	$14,801
Ending Balance	$79,686	$212,677	$452,644	$153,862	$46,221	$9,719	$62,080	$1,016,889

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2019
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(Dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$762	$1,385	$3,024	$1,663	$555	$206	$471	$8,066
Provision for (recovery of) loan losses	422	296	(289)	(248)	(18)	123	(77)	209
Loans charged-off	(305)	-	(10)	-	(150)	(179)	-	(644)
Recoveries	12	18	50	25	34	18	-	157
Balance, end of period	$891	$1,699	$2,775	$1,440	$421	$168	$394	$7,788

PCI Loans
Balance, beginning of period	$214	$-	$385	$4	$-	$-	$-	$603
Provision for (recovery of) loan losses	94	6	(243)	48	1	13	8	(73)
Loans charged-off	(249)	-	-	-	-	(13)	-	(262)
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$59	$6	$142	$52	$1	$-	$8	$268

Total Loans
Balance, beginning of period	$976	$1,385	$3,409	$1,667	$555	$206	$471	$8,669
Provision for (recovery of) loan losses	516	302	(532)	(200)	(17)	136	(69)	136
Loans charged-off	(554)	-	(10)	-	(150)	(192)	-	(906)
Recoveries	12	18	50	25	34	18	-	157
Balance, end of period	$950	$1,705	$2,917	$1,492	$422	$168	$402	$8,056

The Company periodically reviews and updates its qualitative factors for changes in current conditions. During the three months ended September 30, 2019, the Company adjusted several factors, including reducing the factors relating to exceptions, accuracy, and delinquency for certain loan types resulting in a reduction of $270,000 of the allowance for loan losses.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and nine month periods ended September 30, 2018, respectively:

	Three months ended September 30, 2018
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(Dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$781	$1,768	$3,926	$1,421	$618	$320	$588	$9,422
Provision for (recovery of) loan losses	(178)	(295)	163	(36)	(105)	-	(41)	(492)
Loans charged-off	-	-	(2)	-	(20)	(79)	-	(101)
Recoveries	26	-	6	7	14	68	-	121
Balance, end of period	$629	$1,473	$4,093	$1,392	$507	$309	$547	$8,950

PCI Loans
Balance, beginning of period	$54	$-	$52	$-	$-	$-	$-	$106
Provision for (recovery of) loan losses	61	-	(52)	24	-	-	-	33
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$115	$-	$-	$24	$-	$-	$-	$139

Total Loans
Balance, beginning of period	$835	$1,768	$3,978	$1,421	$618	$320	$588	$9,528
Provision for (recovery of) loan losses	(117)	(295)	111	(12)	(105)	-	(41)	(459)
Loans charged-off	-	-	(2)	-	(20)	(79)	-	(101)
Recoveries	26	-	6	7	14	68	-	121
Balance, end of period	$744	$1,473	$4,093	$1,416	$507	$309	$547	$9,089

Ending Balance: individually evaluated for impairment	$115	$-	$-	$24	$-	$-	$-	$139
Ending Balance: collectively evaluated for impairment	$629	$1,473	$4,093	$1,392	$507	$309	$547	$8,950
Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$76,355	$161,323	$447,676	$155,648	$49,409	$12,124	$64,062	$966,597
Ending Balance: collectively evaluated for impairment PCI loans	$621	$935	$7,529	$6,790	$50	$-	$1,012	$16,937
Ending Balance: individually evaluated for impairment	$3,362	$615	$5,151	$807	$634	$132	$220	$10,921
Ending Balance	$80,338	$162,873	$460,356	$163,245	$50,093	$12,256	$65,294	$994,455

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2018
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
	(Dollars in thousands)
Loans – excluding PCI
Balance, beginning of period	$742	$1,955	$3,304	$1,058	$549	$305	$791	$8,704
Provision for loan losses	(151)	(488)	775	309	4	26	(244)	231
Loans charged-off	(9)	-	(2)	-	(68)	(107)	-	(186)
Recoveries	47	6	16	25	22	85	-	201
Balance, end of period	$629	$1,473	$4,093	$1,392	$507	$309	$547	$8,950

PCI Loans
Balance, beginning of period	$65	$-	$66	$-	$-	$-	$-	$131
Provision for loan losses	50	-	(66)	24	-	-	-	8
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$115	$-	$-	$24	$-	$-	$-	$139

Total Loans
Balance, beginning of period	$807	$1,955	$3,370	$1,058	$549	$305	$791	$8,835
Provision for loan losses	(101)	(488)	709	333	4	26	(244)	239
Loans charged-off	(9)	-	(2)	-	(68)	(107)	-	(186)
Recoveries	47	6	16	25	22	85	-	201
Balance, end of period	$744	$1,473	$4,093	$1,416	$507	$309	$547	$9,089

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

NOTE G – LOANS HELD FOR SALE

We originate fixed and variable rate residential mortgage loans on a servicing-released basis in the secondary market. Loans closed but not yet settled with an investor are carried in our loans held for sale portfolio.   Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with our customers.  Therefore, these loans present very little market risk.  We usually deliver to, and receive funding from, the investor within 30 to 60 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts” basis. We are not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. Because of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is materially the same as the value of the loan amount at its origination.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and 2018.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30
	2019	2018	2019	2018
	(dollars in thousands)
Service Charges on Deposit Accounts	$308	$309	$858	$830
Other	584	349	1,618	1,119
Noninterest Income (in-scope of Topic 606)	892	658	2,476	1,949
Noninterest Income (out-of-scope of Topic 606)	556	408	1,497	1,508

Total Non-interest Income	$1,448	$1,066	$3,973	$3,457

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

NOTE I – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned (“OREO”) during the nine months ended September 30, 2019 and 2018:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2019	2018
	(Dollars in thousands)
Beginning balance January 1	$1,088	$1,258
Sales	(103)	(657)
Write-downs	(12)	(100)
Transfers	469	519
Ending balance	$1,442	$1,020

At September 30, 2019 and December 31, 2018, the Company had $1.4 million and $1.1 million, respectively, of foreclosed real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure totaled $233,000 at September 30, 2019. At December 31, 2018, the Company had 3 loans with recorded investment in the amount of $376,000 in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure.

Note J – LEASES

The Company has operating leases for branches and certain equipment. The Company’s leases have remaining lease terms of 1 year to 15 years which may include options to extend the leases for up to 5 years per option period. The Company has some leases that are month to month or expire within 1 year that are not included below.

At September 30, 2019, the Company did not have any leases that had not yet commenced for which we had created a ROU asset and a lease liability. For the operating leases the Company has elected the practical expedient of not separating lease components from non-lease components and instead to account for each separate lease component and the non-lease components associated with that lease as a single lease component. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the lease agreements include periodic rate adjustments for inflation.

SELECT BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 25 years. The exercise of lease renewal options is at our sole discretion. When it is reasonably certain that the Company will exercise the option to renew or extend the lease term, that option is included in determining the value of the ROU asset and lease liability.

The components of lease expense were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2019	2019
	(Dollars in thousands)
Operating lease cost	$268	$787

Supplemental cash flow information related to leases was as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2019	2019
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$268	$787

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	8,776

The following table presents the remaining weighted average lease terms and discount rates as of September 30, 2019:

Weighted Average Remaining Lease Term
Operating leases	7.0 years

Weighted Average Discount Rate
Operating leases	6.0%

Maturities of lease liabilities were as follows:

(In thousands)

Operating
Leases
Year Ending December 31,

2019 (excluding the nine months ended September 30, 2019)	$138
2020	586
2021	649
2022	722
2023	702
Thereafter	6,154
Lease payments	8,951
Amounts representing interest	(274)
Present Value of Net Future Minimum Lease Payments	8,677

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Select Bancorp, Inc. (the “Company”). This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs and assumptions and information currently available to us. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results, performance or achievements may differ materially from the results expressed or implied by our forward-looking statements. Factors that could influence actual results, performance or achievements include, among other things: changes in national, regional and local market conditions; changes in legislative and regulatory conditions; changes in the interest rate environment; breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats; adverse change in credit quality trends; and diversion of management’s time and attention to our merger-related, acquisition, or divestiture activities.

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

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small- to medium-sized businesses located in Harnett, Brunswick, New Hanover, Carteret, Cumberland, Johnston, Pitt, Robeson, Sampson, Wake, Pasquotank, Martin, Alamance, and Wayne counties in North Carolina and York, Pickens and Cherokee counties in South Carolina, and Virginia Beach, Virginia. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking accounts, savings accounts, and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

The Company was formerly known as New Century Bancorp, Inc. On July 25, 2014, New Century Bancorp, Inc. acquired Select Bancorp, Inc. (“Legacy Select”) by merger. In connection with that merger the combined company changed its legal name to Select Bancorp, Inc., which we refer to in this report as the Company. Legacy Select was a bank holding company headquartered in Greenville, North Carolina, whose wholly owned subsidiary, Select Bank & Trust Company, was a state-chartered commercial bank with approximately $276.9 million in assets. The merger expanded the Company’s North Carolina presence with the addition of six branches located in Greenville (two), Elizabeth City, Washington, Gibsonville, and Burlington. During 2015, the Gibsonville and Burlington branches were combined into a new location in Burlington. On December 15, 2017, the Company acquired Premara Financial, Inc. (“Premara”) and its banking subsidiary Carolina Premier Bank (“Carolina Premier”), located in Charlotte, North Carolina and the cities of Rock Hill, Blacksburg and Six Mile, South Carolina. Under the terms of that acquisition, Premara was merged with and into the Company, Carolina Premier was merged with and into the Bank, and shareholders of Premara received 1.0463 shares of the Company’s common stock or $12.65 in cash for each outstanding share of Premara common stock, with approximately 70% of such shares being exchanged for shares of the Company’s common stock and 30% being exchanged for cash.

On January 29, 2019, the Bank entered into a Purchase and Assumption Agreement with City National Bank of West Virginia pursuant to which the Bank assumed the majority of deposits and acquired the equipment and other selected assets associated with City National Bank of West Virginia’s branch located at 621 Nevan Road, Virginia Beach, Virginia. The purchase and assumption transaction closed on June 28, 2019 resulting in the assumption of $25.7 million in deposits.

On June 4, 2019, the Bank entered into a Purchase and Assumption Agreement with Pickens Savings and Loan Association, FA (“Pickens”), pursuant to which Pickens will assume the majority of deposits and acquire selected assets associated with the Bank’s branch located at 115 North Main Street, Six Mile, South Carolina. The transaction is expected to close in the fourth quarter of 2019 pending satisfaction of customary closing conditions.

Comparison of Financial Condition at

September 30, 2019 and December 31, 2018

During the first nine months of 2019, total assets increased by $11.1 million to $1.3 billion as of September 30, 2019. Earning assets at September 30, 2019 totaled $1.2 billion and consisted of $1.0 billion in net loans, $76.9 million in investment securities, $64.3 million in overnight investments and interest-bearing deposits in other banks and $3.8 million in non-marketable equity securities, of which $3.0 million is FHLB stock. Total deposits and shareholders’ equity at the end of the third quarter of 2019 were $987.7 million and $212.0 million, respectively.

Since the end of 2018, gross loans have increased by $28.9 million to $1.0 billion as of September 30, 2019. At September 30, 2019, gross loans consisted of $79.7 million in commercial and industrial loans, $452.6 million in commercial real estate loans, $62.1 million in multi-family residential loans, $9.7 million in loans to individuals, $153.9 million in 1-to-4 family residential real estate loans, $46.2 million in HELOCs, and $212.7 million in construction loans. Deferred loan fees, net of costs, on these loans were $2.0 million at September 30, 2019.

At September 30, 2019, there were $10.7 million of federal funds sold compared to no federal funds sold, at December 31, 2018. At September 30, 2019 and December 31, 2018 there were no repurchase agreements. Interest-earning deposits in other banks were $53.6 million at September 30, 2019, a $68.7 million decrease from December 31, 2018 primarily due to investment purchases and loan growth. The Company’s investment securities at September 30, 2019 were $76.9 million, an increase of $25.4 million from December 31, 2018. These securities are used to provide funding for higher yielding loans and reduce wholesale funding reliance. The investment portfolio as of September 30, 2019 consisted of $10.4 million in government agency debt securities, $52.1 million in mortgage-backed securities, $1.6 million in corporate securities and $12.9 million in municipal securities. The net unrealized gain on these securities as of September 30, 2019 was $1.3 million.

At September 30, 2019, the Company had an investment of $3.0 million in FHLB stock, which decreased by $239,000 from December 31, 2018 due to the repayment of advances during 2019 on the stock calculation. Also, the Company had $719,000 in other non-marketable securities at September 30, 2019, which decreased by $43,000 from December 31, 2018.

At September 30, 2019, non-earning assets were $107.2 million, an increase of $509,000 from $106.7 million as of December 31, 2018. Non-earning assets included $20.1 million in cash and due from banks, bank premises and equipment of $18.1 million, right of use asset of $8.8 million, goodwill of $24.6 million, core deposit intangible of $1.8 million, accrued interest receivable of $3.9 million, foreclosed real estate of $1.4 million, $29.6 million in bank-owned life insurance (“BOLI”), and other assets of $7.7 million, which included $3.3 million in deferred tax assets. Since the income on BOLI is included in non-interest income, this asset is not included in the Company’s calculation of earning assets.

Total deposits at September 30, 2019 were $987.7 million and consisted of $243.9 million in non-interest-bearing demand deposits, $283.4 million in money market and NOW accounts, $43.4 million in savings accounts, and $417.0 million in time deposits. Total deposits increased by $7.2 million from $980.4 million as of December 31, 2018, due primarily to an increase in money market deposits which was offset by decreases in DDAs, savings and wholesale CDs. The Bank had no brokered demand deposits and $13.5 million in brokered time deposits as of September 30, 2019.

As of September 30, 2019, the Company had no short-term debt and $57.4 million of long-term debt, including $45.0 million in FHLB borrowings and $12.4 million in junior subordinated debentures.

Total shareholders’ equity at September 30, 2019 was $212.0 million, an increase of $2.4 million from $209.6 million as of December 31, 2018. Accumulated other comprehensive income relating to available for sale securities increased $1.1 million during the nine months ended September 30, 2019. Other changes in shareholders’ equity included increases of $178,000 in stock-based compensation, earnings of $10.0 million, and $114,000 from the exercise of stock options. These increases were offset by the repurchase of $8.9 million in common stock of the Company. The Company’s historical financial performance and well-capitalized status enable us to return value to our shareholders through the repurchase plan by focusing on creating shareholder value over the long term. We believe that the Company's share repurchases continue to be an effective part of the Company’s overall capital management strategies.

Past Due Loans, Non-performing Assets, and Asset Quality

At September 30, 2019, the Company had $334,000 in loans that were 30 to 59 days past due and $562,000 in loans that were 60 to 89 days past due. This represented 0.33% and 0.55%, respectively, of gross loans outstanding on that date. This is a decrease from December 31, 2018 when there were $633,000 in loans that were 30-59 days past due or 0.64% of gross loans outstanding and $1.3 million in loans that were 60-89 days past due or 0.13% of gross loans outstanding. Non-accrual loans increased from $7.3 million at December 31, 2018 to $9.1 million at September 30, 2019.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans increased from 1.50% at December 31, 2018 to 1.76% at September 30, 2019. The Company has experienced an increase in non-accruals from $7.3 million at December 31, 2018 to $9.1 million as of September 30, 2019 and an increase in accruing troubled debt restructurings from $4.4 million at December 31, 2018 to $6.5 million as of September 30, 2019. Of the non-accrual loans as of September 30, 2019, seven commercial real estate loans totaled $2.0 million, five construction loans totaled $2.3 million, eight commercial loans totaled $1.5 million, six HELOC loans totaled $745,000, eight agricultural loans totaled $500,000 and ten 1-to-4 family residential real estate loans made up the remaining balance.

At September 30, 2019, the Company had forty-one loans totaling $8.2 million that were considered to be troubled debt restructurings or TDRs. Twenty-eight of these loans totaling $6.5 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Non-accrual loans	$9,083	$7,257
Accruing TDRs	6,477	4,378
Total non-performing loans	15,560	11,635
Foreclosed real estate	1,442	1,088
Total non-performing assets	$17,002	$12,723

Accruing loans past due 90 days or more	$2,296	$3,167
Allowance for loan losses	$8,056	$8,669

Non-performing loans to period end loans	1.53%	1.18%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.76%	1.50%
Allowance for loans losses to period end loans	0.79%	0.88%
Allowance for loan losses to non-performing loans	52%	75%
Allowance for loan losses to non-performing assets	47%	68%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	42%	55%
Non-performing assets to total assets	1.34%	1.01%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.52%	1.26%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at September 30, 2019 and December 31, 2018 were $17.0 million and $12.7 million, respectively. The allowance for loan losses at September 30, 2019 represented 47% of non-performing assets compared to 68% at December 31, 2018.

Total impaired loans at September 30, 2019 were $15.6 million. This includes $9.1 million in loans that were classified as impaired because they were in non-accrual status and $6.5 million in loans that were determined to be impaired for other reasons. Of these loans, $972,000 required a specific reserve of $284,000 at September 30, 2019.

Total impaired loans at December 31, 2018 were $11.7 million. This included $7.3 million in loans that were classified as impaired because they were in non-accrual status and $4.4 million in accruing TDRs. Of these loans, $291,000 required a specific reserve of $87,000 at December 31, 2018.

The allowance for loan losses was $8.1 million at September 30, 2019 or 0.79% of gross loans outstanding as compared to 0.88% reported as a percentage of gross loans at December 31, 2018. This decrease resulted primarily from reductions in qualitative factors related to interest rates, document exceptions and economic performance indicators. The Legacy Select loans and Carolina Premier loans were recorded at estimated fair value as of the acquisition date and the related credit risk is reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under GAAP has resulted in a lower percentage of the allowance for loan losses to gross loans. In the last few quarters past dues, nonaccruals and impaired loans have increased and those loans have been assessed for loss and charged offs have been incurred specifically on those loans for the respective expected loss. The allowance for loan losses at September 30, 2019 represented 52% of non-performing loans, as compared to 75% at December 31, 2018. It is management’s assessment that the allowance for loan losses as of September 30, 2019 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	September 30, 2019
(dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total
Time deposits	$304,206	$106,056	$6,753	$-	$417,015
Long-term debt	-	20,000	25,000	12,372	57,372
Lease liability	573	1,334	1,389	5,655	8,951
Total contractual obligations	$304,779	$127,390	$33,142	$18,527	$483,338

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

At September 30, 2019 and December 31, 2018, the Company had $33.8 million and $27.7 million in non 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At September 30, 2019 and December 31, 2018, the Company had $10.9 million and $10.0 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 25.9% and 23.2% of total risk-based capital as of September 30, 2019 and December 31, 2018, which is less than the 100% maximum allowed. These loans may present more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At September 30, 2019 the Company had two product type groups which exceeded this threshold; Office Building, which represented 46% of risk-based capital or $79.7 million and Commercial Construction, which represented 46% of risk-based capital or $79.9 million. All other commercial real estate groups were at or below the 40% threshold. At December 31, 2018, the Company did not exceed the 40% guideline in any product types. All commercial and residential real estate product types were under the 40% threshold.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of September 30, 2019 and December 31, 2018.

Acquisition, Development and Construction Loans

(dollars in thousands)

	September 30, 2019			December 31, 2018
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total
Total ADC loans	$178,499	$34,178	$212,677	$145,736	$24,668	$170,404

Average Loan Size	$301	$510		$267	$308

Percentage of total loans	17.59%	3.37%	20.95%	14.78%	2.50%	17.28%

Non-accrual loans	$2,272	$-	$2,272	$587	$-	$587

Management closely monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, speculative-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arise from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at September 30, 2019 and December 31, 2018.

	September 30, 2019				December 31, 2018
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(dollars in thousands)
Harnett County	$10,126	4.76%	$5,126	11.09%	$5,389	3.16%	$5,367	10.80%
Alamance County	693	0.33%	1,214	2.63%	740	0.43%	1,350	2.72%
Beaufort County	3,287	1.54%	975	2.11%	908	0.53%	1,113	2.24%
Brunswick County	14,061	6.61%	1,670	3.61%	8,440	4.95%	1,492	3.00%
Carteret County	4,033	1.90%	2,876	6.22%	1,544	0.91%	2,676	5.38%
Cherokee County	-	-%	23	0.05%	-	-%	52	0.11%
Craven County	1,278	0.60%	337	0.73%	1,060	0.62%	319	0.64%
Cumberland County	26,236	12.34%	2,503	5.42%	21,019	12.34%	3,116	6.27%
Mecklenburg County	17,306	8.14%	2,734	5.92%	24,853	14.59%	3,635	7.31%
New Hanover County	37,300	17.54%	3,070	6.64%	23,396	13.73%	2,721	5.47%
Pasquotank County	1,533	0.72%	1,754	3.79%	1,145	0.67%	1,915	3.85%
Pickens County	-	-%	96	0.21%	-	-%	99	0.20%
Pitt County	16,724	7.86%	5,515	11.93%	10,574	6.21%	6,334	12.74%
Robeson County	850	0.40%	2,835	6.13%	1,076	0.63%	3,505	7.05%
Sampson County	176	0.08%	1,699	3.68%	149	0.09%	1,835	3.69%
Virginia Beach	142	0.07%	103	0.22%	-	-%	-	-%
Wake County	19,373	9.11%	2,192	4.74%	18,528	10.87%	1,744	3.51%
Wayne County	1,689	0.79%	3,134	6.78%	2,212	1.30%	3,457	6.95%
Wilson County	481	0.23%	96	0.21%	392	0.23%	73	0.15%
York County	1,881	0.88%	788	1.70%	124	0.07%	1,053	2.12%
All other locations	55,508	26.10%	7,481	16.19%	48,855	28.67%	7,857	15.80%

Total	$212,677	100.00%	$46,221	100.00%	$170,404	100.00%	$49,713	100.00%

Interest-Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest-only payment terms. At September 30, 2019, the Company had $225.8 million in loans that had terms permitting interest-only payments. This represented 22.2% of the total loan portfolio. At December 31, 2018, the Company had $224.6 million in loans that had terms permitting interest-only payments. This represented 22.8% of the total loan portfolio. Recognizing the risk inherent with interest-only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest-only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $77.6 million, or 7.6% of total loans, at September 30, 2019 compared to $70.6 million, or 7.2% of total loans, at December 31, 2018. The Company’s ten largest customer relationships totaled $125.8 million, or 12.4% of total loans, at September 30, 2019 compared to $106.8 million, or 10.8% of total loans, at December 31, 2018. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended September 30, 2019 and 2018

General. During the third quarter of 2019, the Company had net income of $3.2 million as compared with net income of $4.3 million for the third quarter of 2018. Net income per common share for the third quarter of 2019 was $0.17, basic and diluted, compared with net income per common share of $0.27, basic and diluted, for the third quarter of 2018. Results of operations for the third quarter of 2019 were primarily impacted by an increase of $16,000 in net interest income, and an increase in non-interest income of $382,000 and an increase in the provision for loan losses of $690,000 versus the comparative three-month period in 2018. Noninterest expenses increased $1.1 million which was primarily related to increased personnel expense of $660,000, occupancy expenses of $224,000, information system expenses of $126,000, integration related expenses of $128,000, foreclosure related expenses of $13,000, professional fees of $196,000, and other expenses of $92,000 which was partially offset by a reduction in deposit insurance expense of $269,000 and core deposit intangible amortization of $39,000. The Company recorded a provision for loan losses of $231,000 for the third quarter of 2019 compared to a recovery of losses of $459,000 in the third quarter of 2018. Net interest margin of 3.94% in the third quarter of 2019 decreased 26 basis points from the same period in 2018.

Net Interest Income. Net interest income was $11.9 million for the third quarter of 2019, which was a $16,000 increase from the comparative third quarter of 2018. The Company’s total interest income was affected by the increase in interest rates and loan balances due to growth. Average total interest-earning assets were $1.2 billion in the third quarter of 2019 compared with $1.1 billion during the same period in 2018, while the yield on those assets increased 41 basis points from 5.09% to 5.50%, which was primarily due to the increase in rates on recently originated loans on a comparative quarter basis and accretion from acquired loans.

The Company’s average interest-bearing liabilities decreased by $1.6 million to $818.6 million for the quarter ended September 30, 2019 from $820.2 million for the same period one year earlier, and the cost of those funds increased from 1.22% to 1.52%, or 30 basis points. During the third quarter of 2019, the Company’s net interest margin was 3.94% and net interest spread was 3.46%. In the same quarter ended one year earlier, net interest margin was 4.20% and net interest spread was 3.87%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition, and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and other relevant factors. Historical loss rates are calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the third quarter of 2019, the Company recorded a provision for loan losses of $231,000, based primarily on adjustments to qualitative loan factors related to the underlying risk in loan portfolio. On a comparative quarter basis, the Company had a $459,000 recovery for the third quarter of 2018. The Company, has seen a slight deterioration of credit metrics primarily related to past dues, non-accruals of acquired loans, and TDRs during the third quarter of 2019, compared to the second quarter of 2019, where the Company recorded a recovery of loan losses of $207,000 based primarily on qualitative loan factors. As a result of the estimated deterioration the Company incurred charge-offs of $515,000 in the third quarter of 2019.

Non-Interest Income. Non-interest income for the quarter ended September 30, 2019 was $1.4 million, an increase from $382,000 in the third quarter of 2018. Service charges on deposit accounts decreased $1,000 to $308,000 for the quarter ended September 30, 2019 from $309,000 for the same period in 2018. Other non-deposit fees and income increased $226,000 from the third quarter of 2018 to the third quarter of 2019. Fees from presold mortgages increased non-interest income by $109,000 in the third quarter of 2019 to $218,000 from $109,000 in the third quarter of 2018. The Company sold two investment securities in the third quarter of 2019 for a gain of $48,000. The Company did not sell any investment securities in the third quarter of 2018.

Non-Interest Expenses. Non-interest expenses increased by $1.1 million to $8.9 million for the quarter ended September 30, 2019, from $7.8 million for the same period in 2018. The following are highlights of the significant categories of non-interest expenses during the third quarter of 2019 compared to the same period in 2018:

•	Personnel expenses increased $660,000 to $5.1 million, due to increased staff for new branches, employment taxes and benefits costs.
•	Foreclosed real estate-related expense increased $13,000, primarily due to maintenance expenses and property taxes.
•	There was an increase of $126,000 in information system expenses in the third quarter of 2019 primarily due to additional software and security costs.
•	Professional fees increased by $196,000 to $518,000, primarily due to expenses associated with branch purchases and divestures.

•	Deposit insurance expense decreased by $269,000, due to receiving a credit from the FDIC as a result regulatory changes in the premium calculation.
•	Occupancy and equipment expense increased by $224,000 to $1.1 million, due to repairs and maintenance and branch addition.
•	Integration related expenses increased by $128,000 for branch purchase and divestures.
•	Other non-interest expenses increased by $92,000, primarily due to an increase in various administrative related non-interest expenses.

Provision for Income Taxes. The Company’s effective tax rate was 22.0% and 22.5% for the quarters ended September 30, 2019 and 2018, respectively.

As of September 30, 2019 and December 31, 2018, the Company had a net deferred tax asset in the amount of $3.3 million and $3.7 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things, recent earnings trends, projected earnings, and asset quality. As of September 30, 2019 and December 31, 2018, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

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

	For the quarter ended			For the quarter ended
	September 30, 2019			September 30, 2018
	(dollars in thousands)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans, gross of allowance	$1,005,170	$13,935	5.50%	$978,928	$13,615	5.52%
Investment securities	80,503	527	2.60%	55,318	382	2.74%
Other interest-earning assets	111,593	581	2.07%	89,092	442	1.88%
Total interest-earning assets	1,197,266	15,043	4.98%	1,123,338	14,419	5.09%

Other assets	102,871			104,921

Total assets	$1,300,137			$1,228,259
Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$327,737	433	0.52%	$310,697	338	0.43%
Time deposits over $100,000	317,310	1,720	2.15%	318,822	1,282	1.60%
Other time deposits	116,191	528	1.80%	115,796	383	1.31%
Borrowings	57,372	459	3.17%	74,916	527	2.79%

Total interest-bearing liabilities	818,610	3,140	1.52%	820,231	2,530	1.22%

Non-interest-bearing deposits	252,266			240,859
Other liabilities	12,705			4,370
Shareholders' equity	216,556			162,799

Total liabilities and shareholders' equity	$1,300,137			$1,228,259

Net interest income/interest rate spread (taxable-equivalent basis)		$11,903	3.46%		$11,889	3.87%

Net interest margin (taxable-equivalent basis)			3.94%			4.20%

Ratio of interest-earning assets to interest-bearing liabilities	146.26%			136.95%

Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$11,903			$11,889
Less:
taxable-equivalent adjustment		(39)			(37)

Net Interest Income		$11,864	3.93%		$11,852	4.19%

Comparison of Results of Operations for the

Nine months ended September 30, 2019 and 2018

General. During the first nine months of 2019, the Company had net income of $10.0 million as compared with net income of $9.3 million for the first nine months of 2018. Net income per share for the first nine months of 2019 was $0.52 for basic and diluted, compared with net income per share of $0.64 for basic and $0.63 diluted for the first nine months of 2018. Results of operations for the first nine months of 2019 compared to 2018 were primarily impacted by a decrease of $463,000 in net interest income, a decrease in provision for loan losses of $103,000, an increase of $516,000 in non-interest income and a decrease in non-interest expenses of $640,000. Net interest margin of 4.03% in the first nine months of 2019 decreased 26 basis points from the same period in 2018.

Net Interest Income. Net interest income decreased to $35.0 million for the first nine months of 2019 from $35.5 million for the first nine months of 2018. The Company’s total interest income was affected by the increase in loan balances. Average total interest-earning assets were $1.2 billion for the first nine months of 2019 compared with $1.1 billion during the same period in 2018, while the yield on those assets decreased 9 basis points from 5.11% to 5.02%, which was primarily due to the decrease in rates on recently originated loans and accretion from acquired loans.

The Company’s average interest-bearing liabilities decreased by $37.0 million to $793.1 million for the nine months ended September 30, 2019 from $830.1 million for the same period one year earlier and the cost of those funds increased from 1.10% to 1.45%, or 35 basis points. During the first nine months of 2019, the Company’s net interest margin was 4.03% and net interest spread was 3.57%. In the same period ended one year earlier, net interest margin was 4.29% and net interest spread was 4.01%. The increase in the interest rates of deposits was the primary driver of a lower net interest margin in 2019.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. Historical loss rates are calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the first nine months of 2019, the Company recorded a provision for loan losses of $136,000 compared to $239,000 in the first nine months of 2018. This reduction was based primarily on the reduction of qualitative loan factors associated with concentration ratios on CRE and Construction loans exceeding regulatory concentration guidelines. The reduction in these concentration ratios occurred as a result of downstreaming $25.0 million in capital to the Bank from the common stock offering completed in August of 2018. The provision decreased approximately $103,000 compared to the provision for loan losses recorded in the first nine months of 2018. The Company periodically reviews and updates it qualitative factors for changes in current conditions. The Company has seen a slight deterioration of credit metrics primarily related to past dues, non-accruals and TDRs during 2019 compared to the same period of 2018; however, management considers the allowance for loan losses to be appropriate.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2019 was $4.0 million, an increase of $516,000 from the first nine months of 2018. Service charges on deposit accounts increased $28,000 to $858,000 for the nine months ended September 30, 2019 from $830,000 for the same period in 2018. Other non-deposit fees and income increased $128,000 from the first nine months of 2018 to the first nine months of 2019. Fees from presold mortgages increased non-interest income $312,000 in the nine months of 2019 to $605,000 from $293,000 for the same period in 2018. The Company sold two investment securities for a gain of $48,000 in the first nine months of 2019. The Company did not sell any investment securities during the first nine months of 2018.

Non-Interest Expenses. Non-interest expenses decreased by $640,000 to $26.0 million for the nine months ended September 30, 2019, from $26.7 million for the same period in 2018. The following are highlights of the significant categories of non-interest expenses during the first nine months of 2019 versus the same period in 2018:

•	Personnel expenses increased $1.3 million to $15.1 million, due to additions in branch staff, employment taxes and benefit costs.
•	Occupancy and equipment expenses increased by $124,000 due to branch acquisition and repairs and maintenance expenses.
•	CDI amortization expense decreased by $152,000 in the first nine months of 2019 due to normal amortization.
•	Deposit insurance expense decreased $452,000 due to receiving a credit from the FDIC as a result regulatory changes in the premium calculation.
•	Information systems expense decreased $255,000 due to expense elimination associated with assumed contracts from the Premara merger for similar services.
•	Merger/integration related expenses decreased by $1.6 million compared to the non-recurring 2018 merger cost associated with the Premara acquisition.
•	Foreclosed real estate expenses decreased $50,000 due to decreased HOA dues and write downs in 2019.
•	Other non-interest expenses increased by $100,000, due to small increases in several categories of other non-interest expenses.

Provision for Income Taxes. The Company’s effective tax rate was 22.0% and 22.4% for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019 and December 31, 2018, the Company had a net deferred tax asset in the amount of $3.3 million and $3.7 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence including, among other things, recent earnings trends, projected earnings, and asset quality. As of September 30, 2019 and December 31, 2018, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

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

	For the nine months ended			For the nine months ended
	September 30, 2019			September 30, 2018
	(dollars in thousands)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans, gross of allowance	$988,268	$40,510	5.48%	$976,862	$40,315	5.52%
Investment securities	77,674	1,653	2.85%	59,139	1,153	2.61%
Other interest-earning assets	99,966	1,580	2.11%	73,821	940	1.70%
Total interest-earning assets	1,165,908	43,743	5.02%	1,109,822	42,408	5.11%

Other assets	101,558			105,644

Total assets	$1,267,466			$1,215,466
Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$315,349	1,196	0.51%	$317,303	977	0.41%
Time deposits over $100,000	299,092	4,516	2.02%	326,037	3,453	1.42%
Other time deposits	116,710	1,470	1.68%	115,028	1,055	1.23%
Borrowings	61,954	1,426	3.08%	71,771	1,321	2.46%

Total interest-bearing liabilities	793,105	8,608	1.45%	830,139	6,806	1.10%

Non-interest-bearing deposits	247,087			232,366
Other liabilities	12,452			6,300
Shareholders' equity	214,822			146,661

Total liabilities and shareholders' equity	$1,267,466			$1,215,466
Net interest income/interest rate spread (taxable-equivalent basis)		$35,135	3.57%		$35,602	4.01%

Net interest margin
(taxable-equivalent basis)			4.03%			4.29%

Ratio of interest-earning assets to interest-bearing liabilities	147.01%			133.69%

Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$35,135			$35,602
Less:
taxable-equivalent adjustment		(113)			(117)

Net Interest Income		$35,022	4.02%		$34,485	4.27%

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost-effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 12.7% of total assets at September 30, 2019 and decreased as compared to 15.2% as of December 31, 2018.

The Company has been a net seller of federal funds and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Federal funds sold was $10.7 million at September 30, 2019. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of September 30, 2019, the Company had existing credit lines with other financial institutions to purchase up to $243.2 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $112.6 million of qualifying loans is pledged to the FHLB to secure borrowings. At September 30, 2019, the Company had $45.0 million in FHLB advances outstanding. Another source of short-term borrowings is securities sold under agreements to repurchase. At September 30, 2019, in addition to FHLB advances, total borrowings consisted of junior subordinated debentures of $12.4 million.

Total deposits were $987.7 million at September 30, 2019. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 42.2% of total deposits at September 30, 2019. Time deposits of $250,000 or more represented 16.0% of the Company’s total deposits at September 30, 2019. At quarter-end, the Company had $13.5 million in brokered time deposits and no brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains minimal cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Commencing in the first quarter of 2015, financial institutions and their holding companies became subject to a revised set of regulatory capital requirements, due in part to agreements reached by the Basel Committee on Banking Supervision. Under the revised capital rules, the Common Equity Tier 1 risk-based ratio, which does not include limited life components such as trust preferred securities and SBLF preferred stock in the calculation, was added as part on an institution’s capital ratio profile. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).

As the following table indicates, at September 30, 2019, the Company and the Bank both exceeded minimum regulatory capital requirements as specified in the tables below.

	Actual	Minimum
Select Bancorp, Inc.	Ratio	Requirement
Total risk-based capital ratio	18.39%	8.00%
Tier 1 risk-based capital ratio	17.67%	6.00%
Leverage ratio	15.39%	4.00%
Common equity Tier 1 risk-based capital ratio	16.58%	4.50%

		Regulatory
	Actual	Minimum	Well-Capitalized
Select Bank & Trust	Ratio	Requirement	Requirement
Total risk-based capital ratio	15.62%	8.00%	10.00%
Tier 1 risk-based capital ratio	14.89%	6.00%	8.00%
Leverage ratio	12.97%	4.00%	5.00%
Common equity Tier 1 risk-based capital ratio	14.89%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of September 30, 2019. During the third quarter of 2018 the Company completed a common stock offering netting $59.8 million which resulted in an increase in capital ratios for the holding company. Shortly after the receipt of the common stock offering proceeds, $25.0 million was downstreamed to the Bank, increasing its capital ratios.

Management expects that the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the future.

The Company’s equity to assets ratio was 16.7% at September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of June 30, 2019.

	June 30, 2019
(Dollars in thousands)	Estimated Exposure to NII	Estimated Exposure to EVE
Immediate change in interest rates:
+ 4.0%	12.4%	13.3%
+ 3.0%	9.7	10.8
+ 2.0%	6.7	8.0
+ 1.0%	3.4	4.3
No change	-	-
- 1.0%	(2.5)	(5.3)

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

Item 4. Controls and Procedures.

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the third quarter of 2019. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter of 2019 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company announced a repurchase plan on August 31, 2016 (the “2016 Repurchase Plan”), by which management was authorized to repurchase up to 581,518 shares of Company common stock in the open market and through privately negotiated transactions. During the three months ended September 30, 2019, the Company exhausted its available repurchases under the 2016 Repurchase Plan. On September 17, 2019, the Company announced that its Board of Directors approved a new stock repurchase plan (the “2019 Repurchase Plan”). Under the 2019 Repurchase Plan, the Company is authorized to repurchase up to 937,248 outstanding shares of its common stock in the open market or through privately negotiated transactions.

Share repurchase activity for the 2016 Repurchase Plan during the three months ended September 30, 2019 was as follows:

Issuer Purchases of Equity Securities

Period	Total number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1-31, 2019	-	-	-	517,022
August 1-31, 2019	428,492	10.78	428,492	88,530
September 1-30, 2019 (Plan 1)	88,530	10.90	517,022	-
September 17-30, 2019 (Plan 2)	231,889	11.30	231,889	705,359

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.

10.1	2019 Supplemental Executive Retirement Agreement dated September 23, 2019, with William L. Hedgepeth II	8-K	10.1	09/24/19	000-50400

10.2	2019 Supplemental Executive Retirement Agreement dated September 23, 2019, with Lynn L. Johnson	8-K	10.2	09/24/19	000-50400

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, in XBRL (eXtensible Business Reporting Language)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: November 6, 2019	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: November 6, 2019	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer