Form 10-K
period 2019-12-31
SELECT BANCORP, INC.
filed 2020-03-11
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

None.

(Title of Class)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $187,956,020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 18,239,614 shares outstanding as of March 6, 2020.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

FORM 10-K CROSS-REFERENCE INDEX

Part I

Item 1 – Business

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

Primary Market Area

The Registrant’s market area consists of portions of central and eastern North Carolina which includes Alamance, Brunswick, Carteret, Cumberland, Harnett, Mecklenburg, New Hanover, Pasquotank, Pitt, Robeson, Sampson, Wake and Wayne counties, portions of northwestern South Carolina in Cherokee and York counties and the City of Virginia Beach, Virginia. The Bank’s main office is in Dunn, North Carolina, and it has branch offices in Burlington, Charlotte, Clinton, Elizabeth City, Fayetteville, Goldsboro, Greenville, Holly Springs, Leland, Lillington, Lumberton, Morehead City, Raleigh, and Wilmington, North Carolina. The Bank’s South Carolina branch offices are located in Rock Hill and Blacksburg, South Carolina.  The Bank’s Virginia branch office is located in Virginia Beach, Virginia. The Registrant’s market area has a population of over 4.4 million with an average household income of over $47,000.

Total deposits in the Registrant’s market area exceeded $250 billion at June 30, 2019.  The leading economic components of Alamance County, North Carolina, are healthcare and education with the largest employers being LabCorp, the public school system, the Alamance Regional Medical Center and Elon University. Brunswick County North Carolina’s leading industries are education, public administration and energy, with the County of Brunswick Education Board and Government, and Progress Energy as the top employers. In Carteret County, North Carolina, public services are the leading economic factors such as education, health services and public administration (the leading employers) followed by major retailers including Lowes Home Improvement, Walmart, and Food Lion. Cumberland County, North Carolina’s leading sector is the Department of Defense with extensions of the Army, Navy and Air Force located there, followed by Cumberland County School System, Cape Fear Valley Health Systems, and a Wal-Mart distribution Center. The U.S. Department of Veteran’s Affairs and Fayetteville Technical Community College also employ over 1,000 each in Cumberland County. In Harnett County, North Carolina, a top economic sector is education including top employers Harnett County Schools, Campbell University then also other large employers like Food Lion distribution center, public administration, Betsy Johnson Memorial Hospital, Walmart and a Carlie C’s Operation center. In Mecklenburg County, education, financial activities and health services are leading industries. The Atrium Healthcare (FKA Carolinas Health Care), Novant Medical Group and the school system are top employers along with Wells Fargo and Bank of America. Transportation is also a leading industry in Mecklenburg County with American Airlines as a top employer. In New Hanover County, North Carolina, education, health services and government offices are leaders in the economy. New Hanover Regional Medical Center, the school system and the University of North Carolina at Wilmington are the largest employers along with PPD Development, a pharmaceutical company. In Pasquotank County, North Carolina, education (including the local school system and Elizabeth City State University), health services (specifically top employer Sentara Internal Medicine) and the U.S. Department of Homeland Security through the U.S. Coast Guard base in Elizabeth City are top employers. Pitt County, North Carolina, has a mix of education and health services employers, including top employers East Carolina University, Pitt County Board of Education and Vidant Medical Center. The county still relies heavily on manufacturing with over 2,000 jobs attributable to NACCO Materials Handling Group and Patheon Manufacturing Services. In Robeson County, North Carolina, leading sectors include education, health services, and manufacturing with Mountaire Farms of N.C. employing over 1,000 citizens.  Robeson County is also home to UNC Pembroke and the Campbell Soup Supply Company.  In Sampson County, North Carolina, leading sectors include education, manufacturing, agriculture and natural resources with top employers including Smithfield Foods, Prestage Farms and Hog Slat.  In Wake County, North Carolina, leading sectors include government, education, healthcare, and technology with education leading the pack with the top employers being Wake County Public Schools, NC State University, and several teaching hospitals in the area, including Wake Med, Rex Hospital.  Technology is also an emerging leader with SAS Institute, Inc. being one of the top 5 employers. Wayne County North Carolina’s leading areas are education, healthcare and retail trade including top employers Wayne County Public Schools and Wayne Memorial Hospital, additionally manufacturing does hold several of the top 10 employers, including Mount Olive Pickle Company. In South Carolina’s Cherokee County healthcare, education, and manufacturing are leading industries. Murphy Medical Center, the local school system, and Moog Components are among the largest employers. In York County, South Carolina, the financial industry, retail and healthcare are leading economic components including Lash Group, LPL Financial, Ross Stores distribution and Wells Fargo Mortgage. Virginia Beach, Virginia contains large employers from Healthcare, Government/Military, and travel/leisure. These include Naval Air Station Oceana, Joint Expeditionary Base Little Creek, Sentara Healthcare, Lynnhaven Mall and Gold Key/PHR Hotel & Resorts.

Competition

Commercial banking in the North Carolina, South Carolina and Virginia markets in which the Bank operates is extremely competitive. The Registrant competes in its market areas with some of the largest banking organizations in the state and country as well as other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions. It also competes against consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the Registrant’s competitors have broader geographic markets and higher lending limits than the Registrant and are also able to provide more services and make greater use of advertising.  As of June 30, 2019, data provided by the FDIC Deposit Market Share Report indicated that, within the Registrant’s market area, there were 957 offices of insured depository institutions (38 in Alamance County, 37 in Brunswick County, 22 in Carteret County, 56 in Cumberland County, 23 in Harnett County, 223 in Mecklenburg County, 64 in New Hanover, 13 in Pasquotank County, 40 in Pitt County, 27 in Robeson County, 14 in Sampson County, 249 in Wake County and 25 in Wayne County, all in North Carolina, 10 in Cherokee County, and 43 in York County, South Carolina, and 73 in Virginia Beach, Virginia, including offices of the Bank).

Many out-of-state commercial banks have recently acquired a number of North Carolina, South Carolina and Virginia banks and further heightened the competition among banks in the markets served.

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

Employees

As of December 31, 2019, the Registrant employed 213 full time equivalent employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes relations with its employees to be good.

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

Regulation

Regulation of the Bank

General. The Bank is a North Carolina-chartered commercial bank and its deposit accounts are insured by the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to supervision, examination and regulation by the North Carolina Office of the Commissioner of Banks (“Commissioner”) and the FDIC. It is subject to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, dividends, mergers, subsidiary investments and establishment of branch offices. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition and is required to obtain regulatory approval prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of rules and regulations, and to prepare numerous studies and reports for Congress. The Dodd-Frank Act included, among other things:

•	the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies;

•	the creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which affects both banks and non-bank financial companies;

•	the establishment of strengthened capital and prudential standards for banks and bank holding companies;

•	enhanced regulation of financial markets, including derivatives and securitization markets;

•	the elimination of certain trading activities by banks;

•	a permanent increase of FDIC deposit insurance to $250,000 per depository category and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments be based on assets as opposed to deposits;

•	amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and

•	disclosure and other requirements relating to executive compensation and corporate governance.

Economic Growth, Regulatory Relief, and Consumer Protection Act. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law, which amended provisions of the Dodd-Frank Act and was intended to ease, and better tailor, regulation, particularly with respect to smaller-sized institutions such as the Registrant. EGRRCPA’s highlights include, among other things: (i) exempts banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) clarifies that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (iv) raises eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (v) simplifies capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well capitalized status. On September 17, 2019, the FDIC passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule went into effect on January 1, 2020. In addition, the Federal Reserve Board was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities and not having a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the Securities and Exchange Commission. Consistent with EGRRCPA, the Federal Reserve passed an interim final rule that became effective on August 30, 2018, to increase the asset threshold to $3 billion for qualifying for such policy statement.

Deposit Insurance. The Bank’s deposits are insured up to limits set by the DIF of the FDIC. The standard FDIC insurance coverage amount is $250,000 per depositor. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The primary purposes of the DIF are: (1) to insure the deposits and protect the depositors of insured banks and (2) to resolve failed banks. The DIF is funded mainly through quarterly assessments on insured banks, but also receives interest income on its securities. The DIF is reduced by loss provisions associated with failed banks and by FDIC operating expenses. The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio” or “DRR”). The DRR is expressed as a percentage of insured deposits. The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the DRR at 2.0%, which acts as a floor rather than a ceiling on the DRR.

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities, which for established small institutions like the Bank (i.e., those institutions with less than $10 billion in assets and insured for five years or more), is generally determined by reference to the institution’s supervisory ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act and its implementing regulations changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital.

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

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends or expand with new branch offices or through acquisitions, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under “Prompt Corrective Action” below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the Registrant and its shareholders.

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

In July 2019, the federal banking agencies released a final rule amending the U.S. Basel III capital rules to simplify the capital treatment of capital deductions and recognition of minority interests for banking organizations such as the Registrant that are not subject to the advanced approaches capital rule. The final rule:

•	simplifies the framework of regulatory capital deductions and heightened risk weights for mortgage servicing assets, deferred tax assets arising from temporary differences that an institution could not realize through net operating loss carrybacks, and investments in the capital of unconsolidated financial institutions, resulting in potentially fewer deductions for these items;

•	simplifies the recognition and calculation of minority interests that are includable in regulatory capital, resulting in potentially greater recognition of minority interests; and

•	makes certain technical amendments to the capital rules.

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

On September 17, 2019, the FDIC passed a final rule on the CBLR, setting the required minimum required CBLR at 9%. The rule went into effect on January 1, 2020. Under the proposal, a qualifying community banking organization may elect to use the CBLR framework if its CBLR is greater than 9 percent. A qualifying community banking organization that has chosen the proposed framework is not required to calculate the existing risk-based and leverage capital requirements. A bank is also considered to have met the capital ratio requirements to be well capitalized for the agencies' prompt corrective action rules provided it has a CBLR greater than 9 percent.

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

The following table shows the Bank’s actual capital ratios and the required capital ratios for the various prompt corrective action categories as of December 31, 2019.

						Regulatory
			Adequately		Significantly	Minimum
	Actual	Well Capitalized	Capitalized	Undercapitalized	Undercapitalized	Requirement
Total risk-based capital ratio	15.69%	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%	11.50% or more
Tier 1 risk-based capital ratio	14.95%	8.0% or more	6.0% or more	Less than 6.0%	Less than 4.0%	8.00% or more
Common equity Tier 1 risk-based capital ratio	14.95%	6.5% or more	4.5% or more	Less than 4.50%	Less than 3.0%	8.00% or more
Leverage ratio	13.59%	5.0% or more	4.0% or more *	Less than 4.0% *	Less than 3.0%	8.00% or more

* 3.0% if institution has the highest regulatory rating and meets certain other criteria.

A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any regulatory examination rating category. See Note M of the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K for additional discussion of regulatory capital.

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

The Office of the Comptroller of the Currency and the FDIC have proposed changes to the regulations under the Community Reinvestment Act. The Company will monitor the proposed changes as they make their way through the agency rulemaking process.

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $3.0 million at December 31, 2019. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the Federal Reserve Board, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $15.2 million up to $110.2 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2019, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the Bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 12.93% of total deposits and short-term borrowings at December 31, 2019, which management believes is adequate.

Dividend Restrictions. Under FDIC regulations, the Bank may not pay a dividend if, after the payment of the dividend, the Bank would be undercapitalized pursuant to the agencies’ PCA regulations. Moreover, institutions that are poorly rated or subject to written supervisory actions often are specifically directed not to pay dividends in order to ensure adequate capital exists to support their risk profile. The Bank would also be subject to restrictions on paying dividends it its capital conservation buffer fell below 2.5%.

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. In addition, the Bank has an internal policy that loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank. Under the internal policy, the Bank’s loans to one borrower were limited to $20.0 million at December 31, 2019.

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

However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve Board considers to be closely related to banking.

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

In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulators, the FDIC and the Commissioner, as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of either of these regulators after a review of the information available at the time of their examination. Our allowance for loan losses amounted to $8.3 million and $8.7 million, or 0.81% and 0.88% of total loans outstanding and 69% and 75% of nonperforming loans, at December 31, 2019 and 2018, respectively. See Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note E to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K, for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.

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

Nearly all of our loans are secured by real estate or made to businesses in our market area, which includes portions of central and eastern North Carolina, southeastern Virginia and northwestern South Carolina. As a result of this geographic concentration, our results may correlate to the economic conditions in these areas. Declines in these markets’ economic conditions may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, our results of operations. Adverse conditions in the local economy such as inflation, unemployment, recession or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our financial condition and results of operations.

A decline in local economic conditions could adversely affect the values of real property used as collateral for our loans. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. At December 31, 2019, approximately 91.9% of the Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If the value of real estate in our market area were to decline materially, a significant portion of our loan portfolio could become under-collateralized and/or cause us to realize a loss in the event of a foreclosure. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

We originate commercial real estate loans and commercial and industrial loans, most often secured by commercial properties and construction loans primarily within our market area. These loans tend to involve larger loan balances to a single borrower or groups of related borrowers, more complex underlying collateral, and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than residential real estate loans for the following reasons:

•	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2019, commercial real estate loans were approximately 44.6% of the Bank’s total loan portfolio.

•	Construction Loans. Repayment is dependent on completion of the project and the subsequent financing of the completed project as a commercial real estate or residential real estate loan, and in some instances on the rent or sale of the underlying project. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2019, construction loans were approximately 21.6% of the Bank’s total loan portfolio.

•	Commercial and Industrial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be more difficult to liquidate than residential real estate, or fluctuate in value based on the success of the business. As of December 31, 2019, commercial and industrial loans were approximately 7.4% of the Bank’s total loan portfolio.

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

We originate fixed and adjustable rate loans secured by one-to-four family residential real estate. As of December 31, 2019, we had $151.7 million in residential mortgage loans, which represented 14.7% of our total loan portfolio. The residential loans in our loan portfolio are sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Residential loans with high combined loan-to-value ratios generally are more sensitive and may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which could in turn adversely affect our financial condition and results of operations.

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

In addition to the ordinary risk of litigation that we face in connection with our day-to-day banking activities, we also face litigation risk in connection with our strategy to grow through acquisition of other financial institutions or parts of other institutions, such as with branch acquisitions. The Company, as well as our directors and officers and the companies we seek to acquire, may face claims from shareholders related to transaction disclosures or alleged breaches of fiduciary duties in connection with entering into such acquisition transactions. The defense or settlement of any such lawsuit or claims, or the delay that any such lawsuit may cause on the strategic acquisitions that we pursue, may adversely affect the Company’s business, financial condition, results of operations and cash flows.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. The Company is subject to Federal Reserve Board regulation, and the Bank is subject to extensive regulation, supervision, and examination by the FDIC and the Commissioner. In addition, as a member of the FHLB of Atlanta, the Bank must comply with applicable regulations of the Federal Housing Finance Agency and the FHLB. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A claim against us under these laws could have a material adverse effect on our results of operations.

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

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, Consumer Financial Protection Bureau and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

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

The new CECL standard will become effective for us on January 1, 2023 based on our qualifying metrics on December 31, 2019. The new effective date remains in place even if our qualifying metrics change to those applicable for institutions required to adopt CECL as of December 31, 2019. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. Since the magnitude of the anticipated change in the allowance for loan losses will be impacted by economic conditions and trends in the loan portfolio at the time of adoption, we cannot yet reasonably determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

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

The last economic recession caused a high level of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the DIF. As a result, the FDIC significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. We are generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are bank or financial institution failures that exceed the FDIC’s expectations, the Bank may be required to pay higher FDIC premiums than those currently in force. Any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings and financial condition.

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

As of December 31, 2019 and 2018, we had a net deferred tax asset of $2.8 million and $3.7 million, respectively. A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of the total deferred tax asset will not be realized. In assessing the future ability of the Company to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company will continue to monitor its deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations, or other factors could impact the realization of the deferred tax asset in the future. If we are unable to realize the full benefit of the deferred tax assets, it could negatively impact our results of operations.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have goodwill recorded on our balance sheet as an asset with a carrying value as of December 31, 2019 of $24.6 million. Under GAAP, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values. The Bank is our only reporting unit. The price of our common stock is one of several factors available for estimating the fair value of our reporting units. Although the price of our common stock is currently trading above book value, it has traded below book value in the past and may do so again in the future. Subject to the results of other valuation techniques, if this situation were to return and persist, it could indicate that a portion of our goodwill is impaired. Accordingly, for this reason or other reasons that indicate that the goodwill at any of our reporting units is impaired, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.

We may not be able to effectively compete with larger financial institutions for business.

Commercial banking in North Carolina, South Carolina and Virginia is extremely competitive. The Bank competes with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of these competitors have broader geographic markets, higher lending limits, more services, and more media advertising than we do. We may not be able to compete effectively in our markets, and our results of operations could be adversely affected by the nature or pace of change in competition.

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

Our stock repurchase plan may not enhance long-term shareholder value and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves. Stock repurchases may be subject to regulatory approval in some cases.

In September 2019, our Board of Directors authorized a stock repurchase plan pursuant to which the Company may purchase up to 937,248 shares of its issued and outstanding common stock. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, available cash, and other market conditions. The plan may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase plan could affect our stock price and increase its volatility. The existence of a stock repurchase plan could also cause our stock price to be higher than it would be in the absence of such a plan and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase plan will diminish our cash reserves, which impacts our ability to pursue possible future strategic opportunities and acquisitions, support our operations, invest in securities and pay dividends and could result in lower overall returns on our cash balances. Stock repurchases may not enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock, and short-term stock price fluctuations could reduce the program’s effectiveness. In some cases, stock repurchases may be subject to regulatory approval. If required, we cannot guarantee that any such approval will be obtained in a timely manner, or at all.

Our stock price might fluctuate significantly, which could cause the value of your investment in our common stock to decline, and you might not be able to resell your shares at a price at or above the public offering price.

From January 1, 2017 to December 31, 2019, the price of our common stock, as reported by NASDAQ Global Market, has ranged from a low closing sale price of $9.71 on January 10, 2017, to a high closing sale price of $14.05 on July 9, 2018. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our results of operations. Factors that impact the market for our stock include:

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

Office Location	Year Opened	Approximate Square Footage	Owned or Leased
Select Bank & Trust Main Office 700 West Cumberland Street Dunn, NC 28334	2001	12,600	Owned

Blacksburg Office 203 W Cherokee Street Blacksburg, SC 29702	2017	2,898	Owned

Burlington Office 3158 South Church Street Burlington, NC 27217	2015	5,056	Owned

Charlotte Office 13024 Ballantyne Corporate Place Charlotte, NC 28277	2017	15,191	Leased

Clinton Office 111 Northeast Boulevard Clinton, NC 28328	2008	3,100	Owned

Elizabeth City Office 416 Hughes Boulevard Elizabeth City, NC 27909	2014	3,229	Owned

Fayetteville Office 2818 Raeford Road Fayetteville, NC 28303	2004	10,000	Owned

Goldsboro Office 431 North Spence Avenue Goldsboro, NC 27534	2005	6,300	Building Owned, Land Leased

Greenville Charles Blvd Office 3600 Charles Blvd. Greenville, NC 27858	2014	6,860	Owned

Holly Springs Office 5070 Kentworth Drive Holly Springs, NC 27540	2019	4,160	Leased

Leland Office 1101 New Pointe Boulevard Leland, NC 28451	2015	3,731	Owned

Lillington Office 818 McKinney Parkway Lillington, NC 27546	2007	4,500	Owned

Lumberton Office 4400 Fayetteville Road Lumberton, NC 28358	2006	3,500	Owned

Morehead City Office 168 N.C. 24 Morehead City, NC 28577	2015	3,731	Leased

Raleigh Office 4505 Falls of Neuse Road, Suite #100 Raleigh, NC 27609	2016	6,538	Leased

Rock Hill Office 201 Oakland Avenue Rock Hill, SC 29730	2017	2,030	Leased

Virginia Beach Office 651 Nevan Road Virginia Beach, VA 23451	2019	13,000	Building Owned, Land Leased

Wilmington Office 1001 Military Cutoff Road, Suite 100 Wilmington, NC 28405	2017	8,500	Leased

Operations Center 861 Tilghman Drive Dunn, NC 28335	2010	7,500	Owned

Operations Center - Annex 863 Tilghman Drive Dunn, NC 28335	2010	5,000	Owned

Item 3 – Legal Proceedings

In the ordinary course of operations, the Registrant and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2019, there were no material pending legal proceedings to which the Registrant, or any of its subsidiaries, was a party, or of which any of their property was the subject.

Item 4 – mine safety disclosureS

Not applicable.

Part II

Item 5 - Market for registrant’s Common Equity, Related Stockholder Matters and ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s common stock is quoted on the NASDAQ Global Market under the trading symbol “SLCT.” At February 7, 2020, there were 18,330,058 shares of common stock issued and outstanding, which were held by 1,066 shareholders of record.

The Registrant did not declare or pay common stock cash dividends during 2019 and 2018, and it is not currently anticipated that cash dividends will be declared and paid to common shareholders at any time in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

Select Bancorp, Inc.

Total Return Performance
Index Value
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Select Bancorp, Inc.
Russell 2000 Index
SNL Southeast Bank Index

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Select Bancorp, Inc.	100.00	109.77	133.65	171.51	167.98	166.89
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
SNL Southeast Bank Index	100.00	98.44	130.68	161.65	133.56	188.08

Source: S&P Global Market Intelligence
©2020

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Registrant’s repurchases of its common stock. There were 194,853 shares repurchased during the fourth quarter of the fiscal year covered by this annual report.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)
October 2019 Beginning Date: 10/1 Ending Date: 10/31	--	$--	--	705,359

November 2019 Beginning Date: 11/1 Ending Date: 11/30	175,707	11.79	175,707	529,652

December 2019 Beginning Date: 12/1 Ending Date: 12/31	19,146	12.03	194,853	510,506

(1)	On September 17, 2019, the Registrant announced that its board of directors had authorized a repurchase plan under which the Registrant may repurchase up 937,248 shares of its common stock through open market purchases or privately negotiated transactions. The Registrant’s purchase plan has no time limit.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the year ended December 31,
	2019	2018	2017	2016	2015
		(dollars in thousands, except per share data)
Operating Data:
Total interest income	$58,446	$56,835	$39,617	$34,709	$33,341
Total interest expense	11,556	9,450	5,106	3,733	3,542
Net interest income	46,890	47,385	34,511	30,976	29,799
Provision (recovery) for loan losses	438	(156)	1,367	1,516	890
Net interest income after provision (recovery) for loan losses	46,452	47,541	33,144	29,460	28,909
Total non-interest income	5,419	4,701	3,072	3,222	3,292
Merger related expenses	406	1,826	2,166	-	378
Other non-interest expense	34,734	32,724	25,153	22,281	21,852
Income before income taxes	16,731	17,692	8,897	10,401	9,971
Provision for income taxes	3,696	3,910	5,712	3,647	3,418
Net Income	13,035	13,782	3,185	6,754	6,553
Dividends on Preferred Stock	-	-	-	4	77
Net income available to common Shareholders	$13,035	$13,782	$3,185	$6,750	$6,476

Per Share Data:
Earnings per share - basic	$0.69	$0.87	$0.27	$0.58	$0.56
Earnings per share - diluted	0.68	0.87	0.27	0.58	0.56
Market Price
High	12.48	14.05	12.70	10.48	8.47
Low	11.61	11.73	9.71	7.70	6.62
Close	12.30	12.38	12.64	9.85	8.09
Book value	11.61	10.85	9.72	8.95	8.38
Tangible book value (5)	10.18	9.47	7.72	8.29	7.67

Selected Year-End Balance Sheet Data:
Loans, gross of allowance	$1,029,975	$986,040	$982,626	$677,195	$617,398
Allowance for loan losses	8,324	8,669	8,835	8,411	7,021
Other interest-earning assets	137,882	133,304	89,531	93,093	134,368
Goodwill	24,579	24,579	24,904	6,931	6,931
Core deposit intangible	1,610	2,085	3,101	810	1,241
Total assets	1,275,076	1,258,525	1,194,135	846,640	817,015
Deposits	992,838	980,427	995,044	679,661	651,161
Borrowings	57,372	64,372	47,651	60,129	58,376
Shareholders’ equity	212,775	209,611	136,115	104,273	104,702

Selected Average Balances:
Total assets	$1,268,728	$1,228,576	$898,943	$829,315	$765,274
Loans, gross of allowance	1,004,051	987,634	732,089	639,412	578,759
Total interest-earning assets	1,164,149	1,119,344	813,773	744,024	686,663
Goodwill	24,579	24,656	7,719	9,931	9,931
Core deposit intangible	1,812	2,547	640	1,020	1,330
Deposits	981,132	989,838	738,310	665,764	607,214
Total interest-bearing liabilities	1,041,918	1,060,588	787,073	723,111	659,676
Shareholders’ equity	214,324	161,953	108,709	102,110	102,068

Selected Performance Ratios:
Return on average assets	1.03%	1.12%	0.35%	0.81%	0.86%
Return on average equity	6.08%	8.51%	2.93%	6.61%	6.42%
Net interest margin (4)	4.04%	4.19%	4.14%	4.06%	4.34%
Net interest spread (4)	3.58%	3.98%	4.09%	4.04%	4.18%
Efficiency ratio(1)	66.40%	62.83%	72.69%	65.15%	67.18%

Asset Quality Ratios:
Nonperforming loans to period-end loans (2)	1.18%	1.18%	0.71%	1.39%	1.41%
Allowance for loan losses to period-end loans (3)	0.81%	0.88%	0.90%	1.24%	1.14%
Net loan charge-offs (recoveries) to average loans	0.07%	0.00%	0.13%	0.02%	0.12%

	At or for the year ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share data)
Capital Ratios:
Total risk-based capital	18.26%	19.26%	11.86%	15.12%	16.01%
Tier 1 risk-based capital	17.52%	18.44%	11.04%	14.03%	15.04%
Common equity Tier 1 Capital	16.46%	17.30%	9.94%	12.48%	12.33%
Leverage ratio	15.84%	15.65%	12.64%	12.99%	13.81%
Tangible equity to assets	14.63%	14.54%	9.05%	11.40%	10.88%
Equity to assets ratio	16.69%	16.66%	11.40%	12.57%	13.68%

Additional Information:
Loans, nonperforming (2)	$12,148	$11,635	$6,978	$9,430	$8,712
Interest income that would be recorded using original terms of nonperforming loans	838	737	251	410	446
Actual interest income recorded on restructured and nonperforming loans	520	451	308	217	164
Other Data:
Number of banking offices	17	18	18	13	14
Number of full time equivalent employees	213	205	202	150	153

(1)	Efficiency ratio is calculated as non-interest expenses divided by the sum of net interest income and non-interest income.

(2)	Nonperforming loans consist of non-accrual loans and restructured loans.

(3)	Allowance for loan losses to period-end loans ratio excludes loans held for sale.

(4)	Fully taxable equivalent basis.

(5)	Tangible book value per share (a non-GAAP financial measure) is equal to total shareholders’ equity less goodwill, preferred stock and core deposit intangibles, divided by the number of outstanding shares of our common stock at the end of the relevant period. Please refer to the table below for a reconciliation of this non-GAAP financial measure.

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

Reconciliation of GAAP to Non-GAAP Measures

($ in thousands, except share and per share data)

(Unaudited)

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Tangible common equity
Total shareholders’ equity	$212,775	$209,611	$136,115	$104,273	$104,702
Adjustments:
Goodwill	24,579	24,579	24,904	6,931	6,931
Core deposit intangibles	1,610	2,085	3,101	810	1,241
Tangible common equity	$186,586	$182,947	$108,110	$96,532	$96,530
Common shares outstanding(1)	18,330,058	19,311,505	14,009,137	11,645,413	11,583,011
Book value per common share(2)	$11.61	$10.85	$9.72	$8.95	$9.04
Tangible book value per common share(3)	$10.18	$9.47	$7.72	$8.29	$8.33

(1)	Excludes the dilutive effect of common stock issuable upon exercise of outstanding stock options. The number of exercisable options outstanding was 121,660 as of December 31, 2019; 113,013 as of December 31, 2018; 63,927 as of December 31, 2017; 44,406 as of December 31, 2016 and 65,011 as of December 31, 2015.

(2)	We calculate book value per common share as shareholders’ equity less preferred stock at the end of the relevant period divided by the outstanding number of shares of our common stock at the end of the relevant period.

(3)	We calculate tangible book value per common share as total shareholders’ equity less goodwill, preferred stock and core deposit intangibles, divided by the number of outstanding shares of our common stock at the end of the relevant period.

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

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small-to-medium sized businesses located in the Bank’s market areas. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking, savings accounts and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts. Readers are directed to “Part I – Item 1 – Business” of this annual report for a description of the Bank’s market areas.

FINANCIAL CONDITION

DECEMBER 31, 2019 AND 2018

Overview

Total assets at December 31, 2019 were $1.3 billion, which represents an increase of $16.6 million or 1.3% from December 31, 2018. Interest earning assets at December 31, 2019 totaled $1.2 billion and consisted of $1.0 billion in net loans, $72.4 million in investment securities, and $60.0 million in overnight investments and interest-bearing deposits in other banks. Total deposits and shareholders’ equity at December 31, 2019 were $992.8 million and $212.8 million, respectively.

On December 15, 2017 the Company acquired Premara Financial, Inc. (which we refer to herein as “Premara”) through the merger of Premara with and into the Company. Immediately following the parent merger, Premara’s wholly owned subsidiary, Carolina Premier Bank, was merged with and into the Bank. As a result of the mergers, the Company acquired a branch in Charlotte, North Carolina and branches in Rock Hill, Blacksburg and Six Mile, South Carolina. The Company also added additional assets of $278.8 million, net loans of $198.4 million and $226.3 million in deposits through the acquisition. On November 15, 2019, the Bank ceased operations at the Six Mile, South Carolina branch upon consummation of a purchase and assumption transaction pursuant to which another depository institution assumed the deposit liabilities and leasehold rights associated with the Six Mile location.

The Company now operates 18 full-service offices in three states, having opened a new Virginia Beach, Virginia branch and Holly Springs, North Carolina branch during the 2019 fiscal year. The Holly Springs branch is located in the Raleigh-Cary, NC Metropolitan Statistical Area, and the Virginia Beach branch is located in the Virginia Beach-Norfolk-Newport News, VA-NC Metropolitan Statistical Area.

Investment Securities

Investment securities increased to $72.4 million at December 31, 2019 from $51.5 million at December 31, 2018. The Company’s investment portfolio at December 31, 2019, which consisted of U.S. government sponsored entities agency securities (GSE’s), mortgage-backed securities, corporate bonds and bank-qualified municipal securities, aggregated $72.4 million with a weighted average taxable equivalent yield of 3.19%. The Company also holds an investment of $3.0 million in Federal Home Loan Bank Stock with a weighted average yield of 6.58%. The investment portfolio increased $20.9 million in 2019 as a result of $38.7 million in purchases which was offset by $3.4 million of maturities and $13.8 million of principal payments, sales of $1.1 million, as well as an increase in unrealized gains and losses of $1.2 million in the market value of securities available for sale and net accretion of investment discounts of $767,000.

The following table summarizes the securities portfolio by major classification as of December 31, 2019:

Securities Portfolio Composition

(dollars in thousands)

			Tax
	Amortized	Fair	Equivalent
	Cost	Value	Yield
U. S. government agency securities - GSE’s:
Due within one year	$122	$123	3.12%
Due after one but within five years	7,517	7,620	3.10%
Due after five but within ten years	1,855	1,909	4.25%
Due after ten years	345	344	3.49%
	9,839	9,996	3.32%
Mortgage-backed securities:
Due within one year	4,455	4,449	2.30%
Due after one but within five years	33,217	33,802	2.68%
Due after five but within ten years	710	719	2.39%
Due after ten years	8,544	8,773	3.24%
	46,926	47,743	2.74%
Corporate bonds:
Due within one year	276	280	8.61%
Due after one but within five years	-	-	-%
Due after five but within ten years	1,256	1,269	6.49%
Due after ten years	750	750	5.38%
	2,282	2,299	6.38%
State and local governments:
Due within one year	4,048	4,062	4.75%
Due after one but within five years	220	220	4.99%
Due after five but within ten years	747	764	3.21%
Due after ten years	7,137	7,283	3.93%
	12,152	12,329	4.19%
Total securities available for sale:
Due within one year	8,901	8,914	3.62%
Due after one but within five years	40,954	41,642	2.77%
Due after five but within ten years	4,568	4,661	4.41%
Due after ten years	16,776	17,150	3.63%

	$71,199	$72,367	3.19%

Loans Receivable

The loan portfolio at December 31, 2019 totaled $1.0 billion, which was a $43.9 million, or 4.5%, increase from December 31, 2018. At December 31, 2019, the portfolio was composed of $946.3 million in real estate loans, $75.7 million in commercial and industrial loans, and $10.0 million in loans to individuals. Also included in loans outstanding at December 31, 2019, was $2.1 million in net deferred loan fees.

The following table describes the Company’s loan portfolio composition by category at the dates indicated:

	At December 31,
	2019		2018		2017		2016		2015
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
					(dollars in thousands)
Real estate loans:
1-to-4 family residential	$151,697	14.7%	$159,597	16.2%	$156,901	16.0%	$97,978	14.5%	$87,955	14.2%
Commercial real estate	459,115	44.6%	457,611	46.4%	403,100	41.0%	281,723	41.6%	259,259	42.0%
Multi-family residential	69,124	6.7%	63,459	6.4%	76,983	7.8%	56,119	8.3%	40,738	6.6%
Construction	221,878	21.6%	170,404	17.3%	177,933	18.1%	100,911	14.9%	107,688	17.4%
Home equity lines of credit	44,514	4.3%	49,713	5.0%	52,606	5.3%	41,158	6.1%	42,002	6.8%
Total real estate loans	946,328	91.9%	900,784	91.3%	867,523	88.2%	577,889	85.4%	537,642	87.0%
Other loans:
Commercial and industrial	75,748	7.4%	74,181	7.6%	106,164	10.8%	90,678	13.4%	73,491	11.9%
Loans to individuals & overdrafts	10,013	0.9%	12,814	1.3%	10,244	1.1%	9,827	1.4%	7,255	1.2%
Total other loans	85,761	8.3%	86,995	8.9%	116,408	11.9%	100,505	14.8%	80,746	13.1%
Less:
Deferred loan origination (fees) cost, net	(2,114)	(0.2)%	(1,739)	(0.2)%	(1,305)	(0.1)%	(1,199)	(0.2)%	(990)	(0.1)%
Total loans	1,029,975	100.0%	986,040	100.0%	982,626	100.0%	677,195	100.0%	617,398	100.0%
Allowance for loan losses	(8,324)		(8,669)		(8,835)		(8,411)		(7,021)
Total loans, net	$1,021,651		$977,371		$973,791		$668,784		$610,377

As demonstrated by the above table, the majority of the Company’s loan portfolio is comprised of real estate loans. This category, which includes both commercial and consumer loan balances, increased from 91.3% of the loan portfolio at December 31, 2018 to 91.9% at December 31, 2019. There was a $1.5 million increase in commercial real estate loans, a $7.9 million decrease in 1-to-4 family residential loans, a $5.2 million decrease in HELOC loans, a $51.5 million increase in construction loans, and a $5.7 million increase in multi-family residential loans. The increase in construction loans was the biggest factor in the year-over-year increase in total loans.

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

Acquisition, Development and Construction Loans As of December 31, 2019 (dollars in thousands)

	Construction	Land and Land Development	Total
Total ADC loans	$186,038	$35,840	$221,878

Average Loan Size	$331	$607

Percentage of total loans	18.06%	3.48%	21.55%

Non-accrual loans	$181	$-	$181

Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market areas.

Included in ADC loans and residential real estate loans as of December 31, 2019 were certain loans that exceeded regulatory loan to value (“LTV”) guidelines. As of that date, the Company had $27.7 million in non-1-to-4 family residential loans that exceeded the regulatory LTV limits and $10.0 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits. The banking regulators recognize that it may be appropriate in individual cases to originate or purchase loans with LTV ratios in excess of regulatory limits based on the support provided by other credit factors. The Bank has established a review and approval procedure for such loans. Under applicable guidance, the total amount of all loans in excess of regulatory LTV limits should not exceed 100% of total capital. The total amount of these loans represented 23.2% of total risk-based capital as of December 31, 2019, which is less than the 100% maximum specified in regulatory guidance. These loans may present more than ordinary risk to the Company if the real estate market softens for both market activity and collateral valuations. Similar information with respect to the Company’s ADC portfolio at December 31, 2018 is set forth below:

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

At December 31, 2019, the Company had three product types exceeded the 40% guideline. The following product types were in excess of the 40% guidelines; apartments, commercial construction and office buildings. All other commercial and residential real estate product types were under the 40% threshold.

At December 31, 2018, the Company did not exceed the 40% guideline in any product types. All commercial and residential real estate product types were under the 40% threshold.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and home equity lines of credit (“HELOC”) loans at December 31, 2019. Except as otherwise noted, the counties identified in the following table are located in North Carolina.

	ADC Loans	Percent	HELOC	Percent
		(dollars in thousands)
Harnett County	$9,637	4.34%	$5,156	11.58%
Alamance County	845	0.38%	1,072	2.41%
Brunswick County	15,456	6.97%	1,629	3.67%
Carteret County	5,352	2.41%	2,190	4.92%
Cherokee County (SC)	-	-%	22	0.05%
Cumberland County	24,601	11.09%	2,285	5.13%
Mecklenburg County	18,142	8.18%	2,689	6.04%
New Hanover County	40,518	18.26%	2,885	6.48%
Pasquotank County	1,997	0.90%	1,693	3.80%
Pitt County	16,098	7.25%	5,442	12.23%
Robeson County	1,165	0.53%	2,939	6.60%
Sampson County	23	0.01%	1,743	3.92%
Virginia Beach County (VA)	142	0.06%	99	0.22%
Wake County	23,407	10.56%	1,640	3.68%
Wayne County	1,572	0.71%	3,183	7.15%
Wilson County	477	0.21%	72	0.16%
York County (SC)	1,931	0.87%	1,123	2.52%
All other locations	60,515	27.27%	8,652	19.44%

Total	$221,878	100.00%	$44,514	100.00%

For comparative purposes, below is a table showing geographic concentrations for ADC and HELOC loans at December 31, 2018.

	ADC Loans	Percent	HELOC	Percent
		(dollars in thousands)
Harnett County	$5,389	3.16%	$5,367	10.80%
Alamance County	740	0.43%	1,350	2.72%
Beaufort County	908	0.53%	1,113	2.24%
Brunswick County	8,440	4.95%	1,492	3.00%
Carteret County	1,544	0.91%	2,676	5.38%
Craven County	1,060	0.62%	319	0.64%
Cherokee County (SC)	-	-%	52	0.11%
Cumberland County	21,019	12.34%	3,116	6.27%
Mecklenburg County	24,853	14.59%	3,635	7.31%
New Hanover County	23,396	13.73%	2,721	5.47%
Pasquotank County	1,145	0.67%	1,915	3.85%
Pickens County (SC)	-	-%	99	0.20%
Pitt County	10,574	6.21%	6,334	12.74%
Robeson County	1,076	0.63%	3,505	7.05%
Sampson County	149	0.09%	1,835	3.69%
Wake County	18,528	10.87%	1,744	3.51%
Wayne County	2,212	1.30%	3,457	6.95%
Wilson County	392	0.23%	73	0.15%
York County (SC)	124	0.07%	1,053	2.12%
All other locations	48,855	28.67%	7,857	15.80%

Total	$170,404	100.00%	$49,713	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At December 31, 2019, the Company had $249.9 million in loans that had terms permitting interest only payments. This represented 24.26% of the total loan portfolio. At December 31, 2018, the Company had $224.6 million in loans that had terms permitting interest only payments. This represented 22.77% of the total loan portfolio. In light of the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio are interest only payments during the acquisition, development, and construction phases of such projects but then convert to amortizing term loans with scheduled payments of principal and interest.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit concentrations totaled $82.0 million or 8.0% of total loans at December 31, 2019 compared to $70.6 million or 7.2% of total loans at December 31, 2018. The Company’s ten largest customer loan relationship concentrations totaled $129.5 million, or 12.6% of total loans, at December 31, 2019 compared to $106.8 million, or 10.8% of total loans at December 31, 2018. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have a material adverse impact on the capital position of the Company and on our results of operations.

Maturities and Sensitivities of Loans to Interest Rates

The following table presents the maturity distribution of the Company’s loans at December 31, 2019. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate:

	At December 31, 2019
		Due after one
	Due within	year but within	Due after
	one year	five years	five years	Total
	(dollars in thousands)
Fixed rate loans:
1-to-4 family residential	$6,928	$101,081	$26,325	$134,334
Commercial real estate	47,883	277,798	85,652	411,333
Multi-family residential	3,897	43,331	12,125	59,353
Construction	10,751	78,633	12,600	101,984
Home equity lines of credit	30	1,628	50	1,708
Commercial and industrial	7,048	34,531	8,905	50,484
Loans to individuals & overdrafts	1,451	4,273	665	6,389
Total at fixed rates	77,988	541,275	146,322	765,585

Variable rate loans:
1-to-4 family residential	1,821	4,242	10,795	16,858
Commercial real estate	12,538	21,875	11,536	45,949
Multi-family residential	2,710	5,234	1,827	9,771
Construction	87,815	19,626	12,272	119,713
Home equity lines of credit	1,812	17,703	22,848	42,363
Commercial and industrial	15,006	4,943	2,492	22,441
Loans to individuals & overdrafts	1,625	1,383	460	3,469
Total at variable rates	123,327	75,006	62,230	260,563

Subtotal	201,315	616,281	208,552	1,026,148

Non-accrual loans	2,855	2,076	1,010	5,941

Gross loans	$204,170	$618,357	$209,562	$1,032,089

Deferred loan origination (fees) costs, net				(2,114)

Total loans				$1,029,975

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may require a principal reduction or modify other terms of the loan at the time of renewal.

Past Due Loans and Nonperforming Assets

At December 31, 2019, the Company had $4.7 million in loans that were 30 days or more past due. This represented 0.34% of gross loans outstanding on that date. This is a decrease from December 31, 2018 when there were $5.1 million in loans that were past due 30 days or more, or 0.51% of gross loans outstanding. Non-accrual loans decreased to $5.9 million at December 31, 2019 from $7.3 million at December 31, 2018. As of December 31, 2019, the Company had forty-two loans totaling $9.4 million that were considered to be troubled debt restructurings, of which twenty-eight loans totaling $6.2 million were still accruing interest. As of December 31, 2018, the Company had thirty-six loans totaling $6.9 million that were considered to be troubled debt restructurings, of which twenty loans totaling $4.4 million were still accruing interest. There were six loans in the aggregate amount of $1.2 million greater than 90 days past due and still accruing interest at December 31, 2019, and there were eleven loans in the amount of $3.2 million greater than 90 days past due and still accruing interest at December 31, 2018. Tables included in Note E of the Notes to Consolidated Financial Statements included under Item 8 of this report present an age analysis of past due loans, including acquired credit-impaired loans, or PCI Loans, segregated by class of loans as of December 31, 2019.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	As December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Non-accrual loans	$5,941	$7,257	$2,115	$5,805	$6,635
Restructured loans	6,207	4,378	4,863	3,625	2,077
Total non-performing loans	12,148	11,635	6,978	9,430	8,712
Foreclosed real estate	3,533	1,088	1,258	599	1,401
Total non-performing assets	$15,681	$12,723	$8,236	$10,029	$10,113

Accruing loans past due 90 days or more	$1,231	$3,167	$1,476	$529	$142
Allowance for loan losses	$8,324	$8,669	$8,835	$8,411	$7,021

Non-performing loans to period end loans	1.18%	1.18%	0.71%	1.39%	1.41%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.30%	1.50%	0.86%	1.47%	1.43%
Allowance for loan losses to period end loans	0.81%	0.88%	0.90%	1.24%	1.14%
Allowance for loan losses to non-performing loans	69%	75%	127%	89%	81%
Allowance for loan losses to non-performing assets	53%	68%	107%	84%	69%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	49%	55%	91%	80%	68%
Non-performing assets to total assets	1.23%	1.01%	0.69%	1.18%	1.24%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.33%	1.26%	0.81%	1.25%	1.26%

In addition to the above, at December 31, 2019 the Company had $6.2 million in loans that were considered to be impaired for reasons other than their past due, accrual or restructured status. In total, there were $11.2 million in loans that were considered to be impaired at December 31, 2019, which is a $500,000 decrease from the $11.7 million that was impaired at December 31, 2018. Impaired loans have been evaluated by management in accordance with Accounting Standards Codification (“ASC”) 310 and $413,000 has been included in the allowance for loan losses as of December 31, 2019 for these loans. All troubled debt restructurings and other non-performing loans are included within impaired loans as of December 31, 2019.

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

	At December 31,
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	2019	loans	2018	loans	2017	loans	2016	loans	2015	loans
	(dollars in thousands)
1-to-4 family residential	$1,493	14.73%	$1,667	16.19%	$1,058	11.98%	$846	10.05%	$605	14.25%
Commercial real estate	2,851	44.58%	3,409	46.41%	3,370	38.15%	3,448	41.12%	3,005	41.99%
Multi-family residential	434	6.71%	471	6.44%	791	8.95%	628	7.48%	393	6.60%
Construction	1,737	21.55%	1,385	17.28%	1,955	22.13%	1,301	15.47%	1,386	17.44%
Home equity lines of credit	329	4.32%	555	5.04%	549	6.21%	623	7.42%	573	6.80%
Commercial and industrial	1,305	7.35%	976	7.52%	807	9.13%	1,248	14.84%	922	11.90%
Loans to individuals & overdrafts	175	0.97%	206	1.30%	305	3.60%	317	3.76%	137	1.18%
Deferred loan origination (fees) cost, net	-	(0.21)%	-	(0.18)%	-	(0.15)%	-	(0.14)%	-	(0.16)%

Total	$8,324		$8,669		$8,835		$8,411		$7,021

The allowance for loan losses as a percentage of gross loans outstanding decreased by 0.07% during 2019 to 0.81% of gross loans at December 31, 2019. The change in the allowance during 2019 resulted from net charge-offs of $783,000 and a provision of $438,000. Loan loss reserves totaled $8.3 million or 0.81% of gross loans outstanding as of December 31, 2019, as compared to year-end 2018 when they totaled $8.7 million or 0.88% of loans outstanding. At December 31, 2019, specific reserves on impaired loans constituted $413,000 or 0.04% of gross loans outstanding compared to $87,000 or 0.03% of loans outstanding as of December 31, 2018. The loans that were acquired in our 2017 acquisition of Premara are included in the gross loan number used in the calculations above. The acquired loans are accounted for under ASC 310-20 and ASC 310-30 which results in initial credit marks for the inherent loss risk for those loans being established as part of the initial fair value mark and is not included in the allowance for loan losses. Total acquired loans represented $190.1 million of the gross loan total at December 31, 2018 of which $19.3 million were purchased credit impaired loans compared to total acquired loans representing $129.6 million of the gross loan total at December 31, 2019 of which $15.4 million were purchased credit impaired loans.

The following table presents information regarding changes in the allowance for loan losses in detail for the years indicated:

	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Allowance for loan losses at beginning of year	$8,669	$8,835	$8,411	$7,021	$6,844
Provision (recovery) for loan losses	438	(156)	1,367	1,516	890
	9,107	8,679	9,778	8,537	7,734

Loans charged off:
Commercial and industrial	(790)	(196)	(73)	(182)	(141)
Construction	-	-	(17)	(2)	(79)
Commercial real estate	(10)	(2)	(914)	(189)	(663)
Multi-family residential	-	-	-	-	(5)
Home equity lines of credit	(150)	(68)	(179)	(205)	(115)
1-to-4 family residential	-	(12)	(22)	(7)	(70)
Loans to individuals& overdrafts	(206)	(191)	(101)	(90)	(54)
Total charge-offs	(1,156)	(469)	(1,306)	(675)	(1,127)

Recoveries of loans previously charged off:
Commercial and industrial	12	239	211	22	48
Construction	18	6	29	22	29
Multi-family residential	-	-	2	-	106
Commercial real estate	194	48	16	151	84
Home equity lines of credit	93	43	25	35	21
1-to-4 family residential	33	32	46	299	102
Loans to individuals& overdrafts	23	91	34	20	24
Total recoveries	373	459	363	549	414

Net recoveries (charge-offs)	(783)	(10)	(943)	(126)	(713)

Allowance for loan losses at end of year	$8,324	$8,669	$8,835	$8,411	$7,021

Ratios:
Net charge-offs (recoveries) as a percent of average loans	0.07%	0.00%	0.13%	0.02%	0.12%
Allowance for loan losses as a percent of loans at end of year	0.81%	0.88%	0.90%	1.24%	1.14%

While the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making determinations regarding the allowance.

The table below presents information detailing the allowance for loan losses for originated and purchased credit impaired acquired loans:

Analysis of Allowance for Credit Losses

(dollars in thousands)

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
Year ended December 31, 2019
Total loans
Commercial and Industrial	$976	$(790)	$12	$1,107	$1,305
Construction	1,385	-	18	334	1,737
Commercial real estate	3,409	(10)	194	(742)	2,851
Multi-family residential	471	-	-	(37)	434
Home Equity Lines of credit	555	(150)	93	(169)	329
1-to-4 family residential	1,667	-	33	(207)	1,493
Loans to individuals & overdrafts	206	(206)	23	152	175
Total	$8,669	$(1,156)	$373	$438	$8,324

PCI loans
Commercial and Industrial	$214	$-	$-	$(36)	$178
Construction	-	-	-	6	6
Commercial real estate	385	-	-	(371)	14
Multi-family residential	-	-	-	15	15
Home Equity Lines of credit	-	-	-	-	-
1-to-4 family residential	4	-	-	52	56
Loans to individuals & overdrafts	-	-	-	-	-
Total	$603	$-	$-	$(334)	$269

Loans – excluding PCI
Commercial and Industrial	$762	$(790)	$12	$1,143	$1,127
Construction	1,385	-	18	328	1,731
Commercial real estate	3,024	(10)	194	(371)	2,837
Multi-family residential	471	-	-	(52)	419
Home Equity Lines of credit	555	(150)	93	(169)	329
1-to-4 family residential	1,663	-	33	(259)	1,437
Loans to individuals & overdrafts	206	(206)	23	152	175
Total	$8,066	$(1,156)	$373	$772	$8,055

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

Management believes the level of the allowance for loan losses as of December 31, 2019 is appropriate in light of the risk inherent within the Company’s loan portfolio.

Other Assets

At December 31, 2019, non-earning assets totaled $78.0 million, an increase of $4.4 million from $73.6 million at December 31, 2018. Non-earning assets at December 31, 2019 consisted of: cash and due from banks of $19.1 million, premises and equipment totaling $17.8 million, foreclosed real estate totaling $3.5 million, accrued interest receivable of $4.2 million, goodwill of $24.6 million and other assets totaling $8.8 million, including net deferred taxes of $2.8 million.

The Company had an investment in bank owned life insurance of $29.8 million at December 31, 2019, as compared to $29.1 million at December 31, 2018. The increase in BOLI in 2019 was from earnings of $672,000. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

Deposits

Total deposits at December 31, 2019 were $992.8 million and consisted of $240.3 million in non-interest-bearing demand deposits, $280.1 million in money market and NOW accounts, $43.1 million in savings accounts, and $429.3 million in time deposits. Total deposits increased by $12.4 million from $980.4 million as of December 31, 2018. Non-interest-bearing demand deposits decreased by $6.7 million from $247.0 million as of December 31, 2018. Money market deposit accounts and NOW accounts increased by $25.7 million from $254.5 million as of December 31, 2018. Savings accounts decreased by $8.7 million from $51.8 million as of December 31, 2018. Time deposits increased by $2.1 million during 2019. The increase in deposits during 2019 was due to the acquisition of the Virginia Beach Branch.

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Period Ended December 31,
	2019		2018		2017		2016		2015
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Savings, NOW and money market deposits	$319,930	0.51%	$315,849	0.42%	$220,249	0.25%	$209,769	0.19%	$205,792	0.19%
Time deposits >$100,000	299,451	2.04%	321,387	1.50%	258,141	1.09%	204,120	0.82%	158,704	0.85%
Other time deposits	115,025	1.70%	115,603	1.28%	94,420	1.03%	91,573	1.08%	104,388	1.19%
Total interest-bearing deposits	734,406	1.32%	752,839	1.01%	572,810	0.76%	505,462	0.60%	468,884	0.64%
Noninterest-bearing deposits	246,726	-	236,999	-	173,608	-	160,302	-	138,330	-
Total deposits	$981,132	0.99%	$989,838	0.77%	$746,418	0.58%	$665,764	0.46%	$607,214	0.49%

The acquisition of Premara in December 2017 was the primary driver in the increase in average deposits in 2018 versus 2017.

Short-Term and Long-Term Debt

As of December 31, 2019, the Company had $57.4 million of debt, of which $45.0 million is long-term debt in the form of FHLB advances, plus $12.4 million in junior subordinated debentures issued to New Century Statutory Trust I in connection with the Company’s 2004 issuance of trust preferred securities.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2019 was $212.8 million, an increase of $3.2 million from $209.6 million as of December 31, 2018. Changes in shareholders’ equity included $13.0 million in net income, $369,000 in stock-based compensation, proceeds of $228,000 from stock option exercises, other comprehensive income of $959,000 related to the increase in the unrealized gain in the Company’s available for sale investment security portfolio offset by $11.4 million of common stock repurchases. During 2018, the Company completed a follow-on public offering which resulted in net proceeds of approximately $59.8 million. Our share repurchase program remains active, and we are able to return capital to shareholders by buying our shares when market conditions warrant. We intend to retain adequate capital for any acquisitions which meet our criteria.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Overview

During 2019, the Company had net income of $13.0 million compared to net income of $13.8 million for 2018. Basic and diluted net income per share for the year ended December 31, 2019 were $0.69 and $0.68, respectively compared with basic and diluted net income per share of $0.87 for 2018.

Embedded in the Company's net income numbers for the year ended December 31, 2019, are net after tax integration expenses of $316,000, related to the acquisition of the Virginia Beach branch, the sale of the Six Mile branch and consolidation of the Washington branch. Embedded in the Company's net income numbers for the year ended December 31, 2018, are net after tax merger expenses of $1.4 million, related to the acquisition of Carolina Premier Bank.

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

Net interest income decreased by $495,000 to $46.9 million for the year ended December 31, 2019. The Company’s total interest income was impacted by an increase in interest earning assets and a reducing interest rate environment in 2019. Average total interest-earning assets were $1.2 billion in 2019 compared with $1.1 billion in 2018. The yield on those assets increased by 1 basis point from 5.02% in 2018 to 5.03% in 2019. Factors impacting yield during 2019 were increasing investment yields of 5 basis points, decreasing loan yields of 1 basis points and increased yield on other interest earning assets of 37 basis points. Meanwhile, average interest-bearing liabilities decreased by $28.4 million from $823.6 million for the year ended December 31, 2018 to $795.2 million for the year ended December 31, 2019. Cost of these funds increased by 30 basis points in 2019 to 1.45% from 1.15% in 2018, which was primarily due to an increase of 42 basis points on larger time deposits which was offset by an increase of 52 basis points on borrowings. In 2019, the Company’s net interest margin was 4.04% and net interest spread was 3.58%. In 2018, net interest margin was 4.19% and net interest spread was 3.88%.

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

The Company recorded a $438,000 provision for loan losses in 2019 compared to a reverse provision of $156,000 recorded in 2018. The increase in provision was due to improving regulatory concentration levels and was offset by loan growth. For more information on changes in the allowance for loan losses, refer to Note E of the notes to the consolidated financial statements in the section titled Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2019 was $5.4 million, an increase of $718,000 from $4.7 million for the comparative 2018 period. Contributing to the increase was an increase in deposit service charges of $37,000 due to a higher number of deposits accounts from the growth of deposit accounts, an increase in fees on sale of mortgages of $256,000 from our mortgage department that was launched in 2018, a $48,000 gain on the sale of securities and an increase in other non-interest income of $377,000 primarily due to an increased number of debit cards.

Non-Interest Expenses

Non-interest expenses increased by $590,000 or 1.7% to $35.1 million for the year ended December 31, 2019, from $34.6 million for the same period in 2018. The following are highlights of the significant changes in non-interest expenses from 2018 to 2019.

•	Personnel expenses increased $2.0 million to $20.3 million, due to net additions in branch staff, employment taxes and benefit costs.

•	Occupancy and equipment expenses increased by $29,000 due to branch acquisition and start-up which is offset by a reduction of repairs and maintenance expenses.

•	Core Deposit Intangible (“CDI”) amortization expense decreased by $191,000 in 2019 due to normal amortization.

•	Deposit insurance expense decreased $441,000 due to receiving a credit from the FDIC as a result of regulatory changes in the premium calculation.

•	Information systems expense increased $120,000 due primarily to additional software and security costs.

•	Merger/integration related expenses decreased by $1.4 million compared to the non-recurring 2018 merger cost associated with the Premara acquisition.

•	Foreclosed real estate expenses increased $25,000 due to increased property taxes and write downs in 2019.

•	Professional fees increased $492,000 due to costs associated with branch closures, branch opening, internal audit fees, repurchase plan and various other consultants.

•	Other non-interest expenses increased by $5,000, due to small increases in several categories of other non-interest expenses.

Provision for Income Taxes

The Company’s effective tax rate in 2019 was 22.1%, compared to 22.1% in 2018. Included in the effective tax rates for 2019 and 2018 is the effect of the tax law legislation change enacted December 22, 2017. For further discussion pertaining to the Company’s tax position, refer to Note L of the consolidated financial statements.

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

Non-Interest Income

Non-interest income for the year ended December 31, 2018 was $4.7 million, an increase of $1.6 million from $3.1 million for the comparative 2017 period partly due to the start-up of a mortgage department. Contributing to the increase was an increase in deposit service charges of $225,000 due to a higher number of deposits accounts from the Premara acquisition, an increase in fees on sale of mortgages of $497,000 and an increase in other non-interest income of $908,000 primarily due to an increased number of debit cards from the acquisition.

Non-Interest Expenses

Non-interest expenses increased by $7.2 million or 26.5% to $34.6 million for the year ended December 31, 2017, from $27.3 million for the same period in 2017. The following are highlights of the significant changes in non-interest expenses from 2017 to 2018.

•	Personnel expenses increased $3.8 million to $18.3 million primarily due to additional staff costs from the acquisition of Carolina Premier Bank, cost of living increases, the expansion of the mortgage department and starting a SBA loan department.

•	Occupancy and equipment expenses increased $1.5 million to $3.7 million primarily due to additional branches from the Carolina Premier Bank acquisition and increases in repairs and maintenance.

•	Information systems increased $1.1 million to $3.4 million from $2.3 million in 2017 due largely to the increase in security related applications and increased number of accounts from the acquisition.

•	Professional fees increased to $1.4 million in 2018 from $1.2 million in 2017, an 18.0% increase due to legal fees and consulting fees.

•	Merger /acquisition related expenses recognized were $1.8 million in 2018 compared to $2.2 million in 2017.

•	Other operating expense increased $586,000 primarily due to additional sundry expenses associated with acquisition of Carolina Premier Bank.

Provision for Income Taxes

The Company’s effective tax rate in 2018 was 22.1%, compared to 64.2% in 2017. Included in the effective tax rate for 2017 is the effect of the tax law legislation change enacted December 22, 2017. The tax law change required a re-measurement of the deferred taxes of the Company that resulted in a corresponding increase in income tax expense of $2.6 million. For further discussion pertaining to the Company’s tax position, refer to Note L of the consolidated financial statements included under Item 8 of this annual report.

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

	For the Years Ended December 31,
	2019			2018			2017
	(dollars in thousands)
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
INTEREST-EARNING ASSETS:
Loans, gross of allowance	$995,699	$54,645	5.49%	$978,499	$53,822	5.50%	$732,289	$37,853	5.17%
Investment securities	76,875	2,110	2.74%	57,505	1,545	2.69%	59,082	1,523	2.58%
Other interest-earning assets	91,575	1,838	2.01%	98,460	1,618	1.64%	44,204	480	1.09%
Total interest-earning assets	1,164,149	58,593	5.03%	1,134,464	56,985	5.02%	835,575	39,856	4.77%
Other assets	104,579			94,112			75,269
Total assets	$1,268,728			$1,228,576			$910,844

INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$319,930	1,616	0.51%	$315,849	1,339	0.42%	$220,249	547	0.25%
Time deposits over $100,000	299,451	6,104	2.04%	321,387	4,811	1.50%	258,141	2,811	1.09%
Other time deposits	115,025	1,957	1.70%	115,603	1,482	1.28%	94,420	968	1.03%
Borrowings	60,799	1,879	3.09%	70,750	1,818	2.57%	49,891	780	1.56%
Total interest-bearing liabilities	795,205	11,556	1.45%	823,589	9,450	1.15%	622,701	5,106	0.82%
Non-interest-bearing deposits	246,726			236,999			173,608
Other liabilities	12,473			6,035			4,712
Shareholders’ equity	214,324			161,953			109,823
Total liabilities and shareholders’ equity	$1,268,728			$1,228,576			$910,844
Net interest income/interest rate spread (taxable-equivalent basis)		$47,037	3.58%		$47,535	3.98%		$34,750	3.95%
Net interest margin (taxable-equivalent basis)			4.04%			4.19%			4.16%
Ratio of interest-earning assets to interest-bearing liabilities	146.40%			135.91%			134.19%
Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$47,037	4.03%		$47,685	4.19%		$34,750	4.00%
Less:
taxable-equivalent adjustment		147			150			239
Net Interest Income		$46,890			$47,535			$34,511

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

	Year Ended			Year Ended			Year Ended
	December 31, 2019 vs. 2018			December 31, 2018 vs. 2017			December 31, 2017 vs. 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income:
Loans	$945	$(122)	$823	$13,135	$2,834	$15,969	$5,227	$(436)	$4,791
Investment securities	526	39	565	(42)	64	22	(318)	208	(110)
Other interest-earning assets	(126)	346	220	740	398	1,138	36	187	223
Total interest income (taxable-equivalent basis)	1,345	263	1,608	13,833	3,296	17,129	4,945	(41)	4,904

Interest expense:
Deposits:
Savings, NOW and money market	19	258	277	321	471	792	23	134	157
Time deposits over $100,000	(388)	1,681	1,293	818	1,182	2,000	516	617	1,133
Other time deposits	(9)	484	475	244	270	514	30	(48)	(18)
Borrowings	(282)	343	61	431	607	1,038	(102)	203	101
Total interest expense	(660)	2,766	2,106	1,814	2,530	4,344	466	906	1,373

Net interest income
Increase/(decrease) (taxable-equivalent basis)	$2,005	$(2,503)	(498)	$12,019	$766	12,785	$4,478	$(947)	3,531

Less:
Taxable-equivalent adjustment			(3)			(88)			(9)
Net interest income Increase/(decrease)			$(495)			$12,873			$3,540

During 2019, we experienced an overall increase in the interest rate component of our net interest income with a small decrease for loan volume and an increase in funding costs which was offset by a reduction in deposit balances. The changes in 2019 caused an overall decrease in net interest income. In 2018 and 2017, increasing loan volume was the major contributor to increased net interest income. In 2018, interest rates increased for both interest income and interest expense. The volume component had a positive variance which also resulted in an overall increase in net interest income.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 11.9% and 15.2% of total assets at December 31, 2019 and 2018, respectively.

The Company has been a net seller of federal funds, maintaining liquidity sufficient to fund new loan demand. When the need arises, the Company has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $241.0 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company may obtain advances of up to 10% of assets, subject to our available collateral. A floating lien of $110.4 million on qualifying loans is pledged to FHLB to secure such borrowings. In addition, the Company may borrow at the Federal Reserve discount window and has pledged $606,000 in securities for that purpose. As another source of short-term borrowings, the Company, from time to time, also utilizes securities sold under agreements to repurchase. At December 31, 2019 and 2018, the Company has no borrowings outstanding under securities sold under agreements to repurchase.

At December 31, 2019, the Company’s outstanding commitments to extend credit totaled $238.6 million, which consisted of loan commitments and undisbursed lines of credit of $236.2 million, and letters of credit of $2.4 million. The Company believes that its combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Total deposits were $992.8 million and $980.4 million at December 31, 2019 and 2018, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 43.2% and 43.6% of total deposits at December 31, 2019 and 2018, respectively. Time deposits of more than $250,000 represented 15.1% and 12.3%, respectively, of the total deposits at December 31, 2019 and 2018. Management believes most other time deposits are relationship-oriented. While competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

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

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity (including qualifying trust preferred securities), and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions and holding companies became subject to the Basel III capital requirements beginning on January 1, 2015. A relatively new part of the capital ratios profile is the Common Equity Tier 1 risk-based ratio, which does not include limited life components such as trust preferred securities. Minimum capital levels are regulated by risk-based capital adequacy guidelines that require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 6.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The new capital rules that took effect in 2015 require banks to hold Common Equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percent to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees. The Company’s equity to assets ratio was 16.7% at December 31, 2019. As the following table indicates, at December 31, 2019, the Company and its bank subsidiary exceeded minimum regulatory capital requirements.

	At December 31, 2019
	Actual	Minimum
	Ratio	Requirement
Select Bancorp, Inc.

Total risk-based capital ratio	18.26%	8.00%
Tier 1 risk-based capital ratio	17.52%	6.00%
Common equity Tier 1 risk-based capital ratio	16.46%	4.50%
Leverage ratio	15.84%	4.00%

Select Bank & Trust

Total risk-based capital ratio	15.69%	8.00%
Tier 1 risk-based capital ratio	14.95%	6.00%
Common equity Tier 1 risk-based capital ratio	14.95%	4.50%
Leverage ratio	13.59%	4.00%

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

The Company’s amended Articles of Incorporation, subject to certain limitations, authorize the Company’s board of directors from time to time by resolution and without further shareholder action, to provide for the issuance of shares of preferred stock, in one or more series, and to fix the preferences, limitations and relative rights of such shares of preferred stock. The Company does not currently have any preferred stock outstanding.

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

The analysis of an institution’s interest rate gap (the difference between the re-pricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2019, of which are projected to re-price or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which re-price or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate re-pricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Re-pricing at December 31, 2019
	1 Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$277,523	$191,618	$280,680	$280,154	$1,029,975
Securities, available for sale	4,753	4,083	2,189	61,342	72,367
Interest-earning deposits in other banks	50,920	-	-	-	50,920
Federal funds sold	9,047	-	-	-	9,047
Stock in the Federal Home Loan Bank of Atlanta	3,045	-	-	-	3,045
Other non-marketable securities	719	-	-	-	719

Total interest-earning assets	$346,007	$195,701	$282,869	$341,496	$1,166,073

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$323,273	$-	$-	$-	$323,273
Time	88,824	21,563	1,482	-	111,869
Time over $100,000	243,430	70,203	3,758	-	317,391
Short-term debt	-	-	-	-	-
Long-term debt	-	20,000	25,000	12,372	57,372

Total interest-bearing liabilities	$655,527	$111,766	$30,240	$12,372	$809,905

Interest sensitivity gap per period	$(309,520)	$83,935	$252,629	$329,124	$356,168

Cumulative interest sensitivity gap	$(309,520)	$(225,585)	$27,044	$356,168	$356,168

Cumulative gap as a percentage of total interest-earning assets	(89.45)%	(41.64)%	3.28%	30.54%	30.54%

Cumulative interest-earning assets as a percentage of interest-bearing liabilities	52.78%	70.60%	103.39%	143.98%	143.98%

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

The allowance for loan losses is maintained at a level considered appropriate in light of the risk inherent within the Company’s loan portfolio, based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Additional information regarding the Company’s allowance for loan losses and loan loss experience is presented below in the discussion of the allowance for loan losses and in Note E to the accompanying notes to consolidated financial statements.

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

For further discussion of the Company's loan accounting and acquisitions, see Note B—Summary of Significant Accounting Policies, Note C— Business Combinations, and Note E—Loans of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

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

The Company’s allowance for loan loss methodology incorporates several quantitative and qualitative risk factors used to establish an appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets, composition of the loan portfolio and the state of certain industries. Specific changes in the risk factors are based on actual loss experience, as well as perceived risk of similar groups of loans classified by collateral type, purpose and term. A three-year loss history is incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values within our market footprint.

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

Deferred Tax Asset

The Company’s net deferred tax asset was $2.8 million at December 31, 2019. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including, among other things, recent earnings trends, projected earnings, and asset quality. As of December 31, 2019, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations, tax law changes or other factors could impact the realization of the deferred tax asset in the future.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2019.

	Payments Due by Period
Contractual Obligations	Total	On Demand Or Within 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Long-term debt	$57,372	$-	$20,000	$25,000	$12,372
Lease obligations	12,392	1,099	2,282	2,120	6,891
Deposits	992,838	895,830	91,768	5,238	2

Total contractual cash obligations	$1,062,602	$896,929	$114,050	$32,358	$19,265

The following table reflects other commitments outstanding as of December 31, 2019.

	Amount of Commitment Expiration Per Period
	(dollars in thousands)
Other Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Undisbursed home equity credit lines	$44,826	$3,331	$9,067	$5,450	$26,978
Other commitments and credit lines	56,011	31,178	6,759	10,683	7,391
Un-disbursed portion of constructions loans	133,354	91,124	7,418	11,595	23,217
Letters of credit	2,367	1,952	298	117	-

Total loan commitments	$236,558	$127,585	$23,542	$27,845	$57,586

In addition, the Company has legally binding delayed equity commitments to private investment funds. These commitments are not currently expected to be called, and therefore, are not reflected in the financial statements. The amount of these commitments at December 31, 2019 and 2018 was $525,000 and $525,000, respectively.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of September 30, 2019.

	September 30, 2019
(Dollars in thousands)	Estimated Effect on NII	Estimated Effect on EVE
Immediate change in interest rates:
+ 4.0%	11.5%	12.8%
+ 3.0%	8.9	10.5
+ 2.0%	5.9	7.6
+ 1.0%	2.8	4.0
No change	-	-
- 1.0%	(1.8)	(4.8)

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

Item 8 – Financial Statements and Supplementary Data

Selected Quarterly Financial Data (Unaudited)

(dollars in thousands, except share and per share data)

	2019
	Quarterly Periods Ended
	December 31	September 30	June 30	March 31
Selected Results of Operations
Total interest income	$14,816	$15,008	$14,572	$14,050
Total interest expense	2,948	3,140	2,875	2,593
Net interest income	11,868	11,868	11,697	11,457
Provision for (recovery of) loan losses	302	231	(207)	112
Net interest income after provision	11,566	11,637	11,904	11,345
Noninterest income	1,446	1,448	1,328	1,197
Merger/acquisition related expenses	171	128	107	-
Noninterest expense	8,923	8,803	8,704	8,304
Income before income taxes	3,918	4,154	4,421	4,238
Provision for income taxes	877	915	973	931
Net income	$3,041	$3,239	$3,448	$3,307

Common Share Data
Basic earnings per share	$0.17	$0.17	$0.18	$0.17
Diluted earnings per share	$0.16	$0.17	$0.18	$0.17
Cash dividends declared per share	$-	$-	$-	$-

Weighted Average Common Shares Outstanding
Basic	18,414,393	19,028,572	19,318,358	19,315,686
Diluted	18,460,118	19,073,235	19,359,492	19,365,354

Market Data
High Sales Price	$12.47	$11.65	$12.28	$12.48
Low Sales Price	11.02	10.61	11.01	10.83
Period-end Closing	12.30	11.60	11.44	11.37
Average Daily Trading Volume	23,168	44,452	18,544	19,479

(dollars in thousands, except share and per share data)

	2018
	Quarterly Periods Ended
	December 31	September 30	June 30	March 31
Selected Results of Operations
Total interest income	$14,544	$14,382	$14,187	$13,722
Total interest expense	2,644	2,530	2,258	2,018
Net interest income	11,900	11,852	11,929	11,704
Provision for (recovery of) loan losses	(395)	(459)	557	141
Net interest income after provision	12,295	12,311	11,372	11,563
Noninterest income	1,244	1,066	1,226	1,165
Merger/acquisition related expenses	-	-	-	1,826
Noninterest expense	7,864	7,800	8,602	8,458
Income before income taxes	5,675	5,577	3,996	2,444
Provision for income taxes	1,221	1,256	886	547
Net income	$4,454	$4,321	$3,110	$1,897

Common Share Data
Basic earnings per share	$0.23	$0.27	$0.22	$0.14
Diluted earnings per share	$0.23	$0.27	$0.22	$0.13
Cash dividends declared per share	$-	$-	$-	$-

Weighted Average Common Shares Outstanding
Basic	19,302,263	15,858,455	14,019,273	14,011,707
Diluted	19,360,050	15,916,734	14,086,671	14,081,776

Market Data
High Sales Price	$12.69	$14.05	$13.47	$13.58
Low Sales Price	11.73	12.21	12.63	12.52
Period-end Closing	12.38	12.40	13.47	13.36
Average Daily Trading Volume	43,449	38,551	34,553	19,365

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Select Bancorp, Inc.

Dunn, North Carolina

Opinion on Internal Control Over Financial Reporting

We have audited Select Bancorp, Inc. (the “Company”)’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Select Bancorp, Inc. for each of the three years in the period ended December 31, 2019, and our report dated March 11, 2020, expressed an unqualified opinion on those consolidated financial statements.

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
March 11, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Select Bancorp, Inc.

Dunn, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Select Bancorp, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Raleigh, North Carolina
March 11, 2020

SELECT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

	2019	2018
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$19,110	$17,059
Interest-earning deposits in other banks	50,920	121,303
Certificates of deposit	-	1,000
Federal funds sold	9,047	-
Investment securities available for sale, at fair value	72,367	51,533
Loans held for sale	928	580
Loans	1,029,975	986,040
Allowance for loan losses	(8,324)	(8,669)
NET LOANS	1,021,651	977,371
Accrued interest receivable	4,189	3,889
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	3,045	3,283
Other non-marketable securities	719	762
Foreclosed real estate	3,533	1,088
Premises and equipment, net	17,791	17,920
Right of use lease asset	8,596	-
Bank owned life insurance	29,789	29,117
Goodwill	24,579	24,579
Core deposit intangible (“CDI”)	1,610	2,085
Assets held for sale	-	668
Other assets	7,202	6,288
TOTAL ASSETS	$1,275,076	$1,258,525
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$240,305	$247,007
Savings	43,128	51,811
Money market and NOW	280,145	254,482
Time	429,260	427,127
TOTAL DEPOSITS	992,838	980,427
Short-term debt	-	7,000
Long-term debt	57,372	57,372
Lease liability	8,813	-
Accrued interest payable	578	667
Accrued expenses and other liabilities	2,700	3,448
TOTAL LIABILITIES	1,062,301	1,048,914
Shareholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized; no preferred shares were issued and outstanding	-	-
Common stock, $1 par value, 50,000,000 shares authorized; 18,330,058 and 19,311,505 shares issued and outstanding at December 31, 2019 and 2018, respectively	18,330	19,312
Additional paid-in capital	140,870	150,718
Retained earnings	52,675	39,640
Common stock issued to deferred compensation trust, at cost; 319,753 and 303,239 shares outstanding at December 31, 2019 and 2018, respectively	(2,815)	(2,615)
Directors’ Deferred Compensation Plan Rabbi Trust	2,815	2,615
Accumulated other comprehensive income (loss)	900	(59)
TOTAL SHAREHOLDERS’ EQUITY	212,775	209,611
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,275,076	$1,258,525

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$54,605	$53,796	$37,849
Federal funds sold and interest-earning deposits in other banks	1,838	1,618	480
Investments	2,003	1,421	1,288
TOTAL INTEREST INCOME	58,446	56,835	39,617

INTEREST EXPENSE
Money market, NOW and savings deposits	1,616	1,339	547
Time deposits	8,061	6,293	3,779
Short-term debt	62	328	357
Long-term debt	1,817	1,490	423
TOTAL INTEREST EXPENSE	11,556	9,450	5,106
NET INTEREST INCOME	46,890	47,385	34,511

PROVISION FOR (RECOVERY OF) LOAN LOSSES	438	(156)	1,367

NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	46,452	47,541	33,144

NON-INTEREST INCOME
Gain on the sale of securities	48	-	1
Service charges on deposit accounts	1,161	1,124	899
Fees from the sale of mortgages	753	497	-
Other fees and income	3,457	3,080	2,172
TOTAL NON-INTEREST INCOME	5,419	4,701	3,072

NON-INTEREST EXPENSE
Personnel	20,278	18,304	14,552
Occupancy and equipment	3,695	3,666	2,192
Deposit insurance	184	628	357
Professional fees	1,886	1,394	1,181
Core deposit intangible amortization	825	1,016	409
Merger/acquisition related expenses	406	1,826	2,166
Information systems	3,492	3,372	2,257
Foreclosure-related expenses	140	115	562
Other	4,234	4,229	3,643
TOTAL NON-INTEREST EXPENSE	35,140	34,550	27,319
INCOME BEFORE INCOME TAX	16,731	17,692	8,897
INCOME TAX	3,696	3,910	5,712
NET INCOME	13,035	13,782	3,185
Basic	$0.69	$0.87	$0.27
Diluted	$0.68	$0.87	$0.27
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	19,016,808	15,812,585	11,763,050
Diluted	19,063,237	15,877,633	11,826,977

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(Amounts in thousands)
Net income	$13,035	$13,782	$3,185

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities-available for sale	1,294	(596)	(41)
Tax effect	(298)	139	82
	996	(457)	41
Reclassification adjustment for (gains) losses included in net income	(48)	-	(1)
Tax effect	11	-	-
	(37)	-	(1)

Total	959	(457)	40

Total comprehensive income	$13,994	$13,325	$3,225

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2019, 2018 and 2017 (Amounts in thousands except share data)

	Preferred Stock		Common Stock		Additional paid-in	Retained	Deferred	Common Stock Issued to Deferred Compensation	Accumulated Other Comprehensive Income	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Comp Plan	Trust	(loss)	Equity
Balance at December 31, 2016	-	-	11,645,413	11,645	69,597	22,673	2,340	(2,340)	358	104,273
Net income	-	-	-	-	-	3,185	-	-	-	3,185
Other comprehensive income	-	-	-	-	-	-	-	-	40	40
Shares issued for Premara merger	-	-	2,334,999	2,335	26,001	-	-	-	-	28,336
Stock option exercises	-	-	28,725	29	137	-	-	-	-	166
Stock based compensation	-	-	-	-	115	-	-	-	-	115
Director equity incentive plan, net	-	-	-	-	-	-	178	(178)	-	-

Balance at December 31, 2017	-	$-	14,009,137	$14,009	$95,850	$25,858	$2,518	$(2,518)	$398	$136,115
Net income	-	-	-	-	-	13,782	-	-	-	13,782
Other comprehensive loss	-	-	-	-	-	-	-	-	(457)	(457)
Shares issued for capital raise, net	-	-	5,270,834	5,271	54,535	-	-	-	-	59,806
Stock option exercises	-	-	31,534	32	155	-	-	-	-	187
Stock based compensation	-	-	-	-	178	-	-	-	-	178
Director equity incentive plan, net	-	-	-	-	-	-	97	(97)	-	-

Balance at December 31, 2018	-	$-	19,311,505	$19,312	$150,718	$39,640	$2,615	$(2,615)	$(59)	$209,611
Net income	-	-	-	-	-	13,035	-	-	-	13,035
Other comprehensive income	-	-	-	-	-	-	-	-	959	959
Stock repurchases	-	-	(1,008,260)	(1,008)	(10,419)	-	-	-	-	(11,427)
Stock option exercises	-	-	26,813	26	202	-	-	-	-	228
Stock based compensation	-	-	-	-	369	-	-	-	-	369
Director equity incentive plan, net	-	-	-	-	-	-	200	(200)	-	-

Balance at December 31, 2019	-	$-	18,330,058	$18,330	$140,870	$52,675	$2,815	$(2,815)	$900	$212,775

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,035	$13,782	$3,185
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	438	(156)	1,367
Depreciation and amortization of premises and equipment	1,790	1,738	1,144
Amortization and accretion of investment securities	767	560	556
Amortization of right of use asset	990	-	-
Amortization of deferred loan fees and costs	(844)	(744)	(602)
Amortization of core deposit intangible	825	1,016	409
Amortization of acquisition premium on time deposits	(14)	(178)	(292)
Amortization of acquisition premium on borrowings	-	(12)	(89)
Deferred income taxes	585	1,061	2,325
Stock-based compensation	369	178	115
Accretion on acquired loans	(904)	(3,051)	(1,061)
Proceeds from loans held for sale	34,578	22,726	-
Originations of loans held for sale	(34,173)	(22,711)	(98)
Gain on loans held for sale	(753)	(497)	-
Gain on the sale of securities	(48)	-	(1)
Increase in cash surrender value of bank owned life insurance	(672)	(686)	(575)
Loss (gain) on sale of premises and equipment	60	62	(5)
Loss on assets held for sale	8	178	-
Net loss on sale and write-downs of foreclosed real estate	49	71	442
Change in assets and liabilities:
Net change in accrued interest receivable	(300)	108	(432)
Net change in other assets	(1,708)	2,578	526
Net change in accrued expenses and other liabilities	(719)	(11,210)	(356)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,359	4,813	6,558

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	238	(793)	1,265
Purchase of investment securities available for sale	(38,698)	-	(1,523)
Maturities of investment securities available for sale	3,383	1,400	4,255
Mortgage-backed securities pay-downs	13,805	9,685	6,015
Proceeds from sale of investment securities available for sale	1,125	-	21,972
Net change in loans outstanding	(45,584)	(247)	(108,814)
Cash received from branch acquisitions	24,093	-	28,513
Net change in other non-marketable securities	43	257	73
Proceeds from sale of foreclosed real estate	120	717	1,442
Proceeds from sale of premises and equipment	68	104	9
Proceeds from sale of assets held for sale	660	-	-
Purchases of premises and equipment	(1,381)	(1,556)	(931)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(42,128)	9,567	(47,724)

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(12,614)	$(14,439)	$89,356
Proceeds from long-term debt	-	38,000	-
Repayments of short-term debt	(7,000)	(21,267)	(26,722)
Repayments of long-term debt	-	-	(14,653)
Repayment of lease liability	(703)	-	-
Proceeds from issuance of common stock	-	63,250	-
Direct expenses related to capital transactions	-	(3,444)	-
Repurchase of common stock	(11,427)	-	-
Proceeds from stock options exercised	228	187	166

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(31,516)	62,287	48,147

NET CHANGE IN CASH AND CASH EQUIVALENTS	(60,285)	76,667	6,981

CASH AND CASH EQUIVALENTS, BEGINNING	139,362	62,695	55,714

CASH AND CASH EQUIVALENTS, ENDING	$79,077	$139,362	$62,695

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$11,645	$9,210	$4,900
Income taxes paid	2,553	2,277	3,471
Non-cash transactions:
Change in fair value of investment securities available for sale, net of tax	959	(457)	(40)
Transfer from loans to foreclosed real estate	2,614	618	2,543

Acquisition:
Assets acquired (excluding goodwill)	26,258	-	279,142
Liabilities assumed	25,776	-	256,422
Purchase price	482	-	40,693
Goodwill recorded	-	-	17,973

See accompanying notes.

SELECT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019, 2018 and 2017

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

The Bank was originally incorporated as New Century Bank on May 19, 2000 and began banking operations on May 24, 2000. On July 25, 2014, the Company acquired Select Bank & Trust Company, Greenville, North Carolina, and changed the Bank’s legal name to Select Bank & Trust Company. On December 15, 2017, the Company acquired Premara Financial, Inc. and its subsidiary Carolina Premier Bank through the merger of Premara with and into the Company, followed immediately by the merger of Carolina Premier with and into the Bank. The Bank continues as the only banking subsidiary of the Company with its headquarters and operations center located in Dunn, NC. The Bank is engaged in general commercial and retail banking in central and eastern North Carolina, as well as now in Charlotte, North Carolina, southeastern Virginia and northwest South Carolina. The Bank is subject to the supervision and regulation of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks.

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
Years Ended December 31, 2019, 2018 and 2017

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
Years Ended December 31, 2019, 2018 and 2017

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
Years Ended December 31, 2019, 2018 and 2017

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are classified as held for sale and are carried at the lower of cost or fair value. Upon closing, these loans are sold to mortgage loan investors under pre-arranged terms. Origination fees are recognized upon the sale and are included in non-interest income. Related to the mortgage business, the Company enters into interest rate lock commitments and commitments to sell mortgages to investors. Interest rate lock commitments are used to manage interest rate risk associated with the fixed rate loan commitments, and forward sale commitments are entered into with investors to manage the interest rate risk associated with the customer interest rate lock commitments, both of which are considered derivative financial instruments. The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 10 to 60 days. Interest rate lock commitments and forward sale commitments are derivative instruments and are carried at fair value. These derivative instruments do not qualify for hedge accounting. The fair value of interest rate lock commitments is based on current secondary market pricing and has been determined to be immaterial. The fair value of the forward sale commitments is based on changes in the value of the commitment, principally because of changes in interest rates, and is included on the consolidated balance sheets in other assets or other liabilities. Changes in fair value for these instruments are reflected in non-interest income on the income statement. Gains and losses from sales of the mortgage loans are recognized when the Company ultimately sells the loans, and such gains and losses are also recorded in non-interest income. The Company does not retain servicing rights of the loans sold and has not included any servicing assets in other assets or recorded any expenses or revenue.

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment was carried at cost at December 31, 2019 and 2018. The Company continually monitors the financial strength of the FHLB and evaluates the investment for potential impairment. There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the Bank’s investment in FHLB stock.

Other Non-Marketable Securities

Other non-marketable securities are equity instruments that are reported at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

Foreclosed Real Estate

Real estate acquired through, or in lieu of, loan foreclosure is recorded at fair value, less the estimated cost to sell, at the date of foreclosure. At foreclosure, any excess of the loan balance over the fair value of the property is charged to the allowance for loan losses. After foreclosure, management periodically performs valuations of the property and adjusts the value down when the carrying value of the property exceeds the estimated net realizable value. Revenue and expenses from operations and changes in the valuation allowance are included in foreclosure-related expense.

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

Bank Owned Life Insurance

Bank Owned Life Insurance ("BOLI") is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefit proceeds received in excess of the policy's cash surrender value are recognized to income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At December 31, 2019 and 2018, the Company held no loans against its BOLI cash surrender values.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For the 2019 assessment, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our single reporting unit is less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount and that it was not necessary to perform the two-step test pursuant to ASC 350-20. Our qualitative assessment considered many factors including, but not limited to, our actual and projected operating performance and profitability, as well as consideration of recent bank merger and acquisition transaction metrics. No impairment was indicated in 2019, 2018 or 2017.

In January 2017, the FASB ASU 2017-04, Intangibles - Goodwill and Other (Topic 350):Simplifying the Test for Goodwill Impairment, was amended to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company will adopt the standard for reporting periods beginning after December 15, 2019 and does not expect these amendments to have a material effect on its financial statements.

Core Deposit Intangible

The Company considers its core deposits to be intangible assets with finite lives. Core deposit intangibles are being amortized using the effective interest method over six years.

Derivative Financial Instruments

The Company utilizes interest rate lock commitments, which are considered derivative instruments, in its mortgage banking operations. As of December 31, 2019, the amount of interest rate lock commitments is considered immaterial.

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
Years Ended December 31, 2019, 2018 and 2017

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

	2019	2018	2017
Weighted average number of common shares used in computing basic net income per share	19,016,808	15,812,585	11,763,050

Effect of dilutive stock options	46,429	65,048	63,927

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	19,063,237	15,877,633	11,826,977

At December 31, 2019, 2018 and 2017, there were 176,600, 122,300 and 121,300 anti-dilutive options, respectively.

Recent Accounting Pronouncements

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.  For public business entities, the amendments in ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.  The Company adopted this standard during the first quarter of 2019. The impact was an increase to the Consolidated Balance Sheet for ROU assets and associated lease liabilities, as well as resulting depreciation expense of the ROU assets and expense of the lease liabilities in the Consolidated Statements of Income. Additionally, adding these assets to the balance sheet impacted total risk-weighted assets used to determine the regulatory capital levels.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

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
Years Ended December 31, 2019, 2018 and 2017

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

Note C – Business Combinations

On July 20, 2017, the Company executed a merger agreement with Premara Financial, Inc. (“Premara”), a bank holding company headquartered in Charlotte, North Carolina, whose wholly owned subsidiary, Carolina Premier Bank, was a North Carolina state-chartered commercial bank. On December 15, 2017, the Company completed its previously announced acquisition of Premara and pursuant to the terms of the merger agreement, Premara was merged with and into the Company, followed immediately by the merger of Carolina Premier Bank with and into the Bank. Carolina Premier had approximately $279.6 million in assets as of the merger date, December 15, 2017. The merger expanded the Bank’s North Carolina presence with a branch in Charlotte and marked the Bank’s initial entry into South Carolina with the acquisition of branches in Rock Hill, Blacksburg and Six Mile, South Carolina. During 2019 the Bank sold the Six Mile location to another financial institution.

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
Years Ended December 31, 2019, 2018 and 2017

The following table provides the carrying value of acquired assets and assumed liabilities, as recorded by the Company, the fair value adjustments calculated at the time of the merger and the resulting fair value recorded by the Company.

	December 15, 2017
	As recorded by Premara	Fair Value adjustments	As recorded by the Company
(Dollars in thousands)
Assets
Cash and cash equivalents	$28,513	$-	$28,513
Investment securities	32,939	(106)	32,833
Loans	203,780	(5,340)	198,440
Less: allowance for loan losses	(2,341)	2,341	-
Premises and equipment	928	(233)	695
Accrued interest receivable	853	(56)	797
Bank owned life insurance	5,673	-	5,673
Goodwill	325	(325)	-
Core deposit intangible	223	2,477	2,700
Other assets	8,701	790	9,491
Total assets acquired	$279,594	$(452)	$279,142

Liabilities
Deposits:
Noninterest-bearing	$55,617	$-	$55,617
Interest-bearing	170,873	171	171,044
Total deposits	226,490	171	226,661
Borrowings	29,000	14	29,014
Other liabilities	747	-	747
Total liabilities assumed	$256,237	$185	$256,422
Fair value of net assets assumed			22,720
Value of common shares of Premara shareholders			40,693
Goodwill recorded for Premara			$17,973

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
Years Ended December 31, 2019, 2018 and 2017

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

Merger-related expense in 2019, 2018 and 2017 totaled 406,000, $ 1.8 million and $2.2 million, respectively which were recorded as noninterest expense as incurred.

NOTE D - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale (“AFS”) investments, with gross unrealized gains and losses, follow:

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
		(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$9,839	$159	$(2)	$9,996
Mortgage-backed securities – GSE’s	46,926	830	(13)	47,743
Corporate bonds	2,282	17	-	2,299
Municipal bonds	12,152	177	-	12,329
	$71,199	$1,183	$(15)	$72,367

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
		(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$9,852	$36	$(51)	$9,837
Mortgage-backed securities – GSE’s	23,150	62	(229)	22,983
Corporate bonds	1,697	25	-	1,722
Municipal bonds	16,910	105	(24)	16,991
	$51,609	$228	$(304)	$51,533

Securities with a carrying value of $18.4 million and $6.4 million at December 31, 2019 and 2018, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2019 and 2018.

	2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
			(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$872	$-	$621	$(2)	$1,493	$(2)
Mortgage-backed securities-GSE’s	2,672	(3)	3,774	(10)	6,446	(13)
Corporate bonds	-	-	-	-	-	-
Municipal bonds	-	-	-	-	-	-
Total temporarily impaired securities	$3,544	$(3)	$4,395	$(12)	$7,939	$(15)

At December 31, 2019, the Company had two AFS mortgage-backed GSE’s and one U.S Government agency – GSE with an unrealized loss for twelve or more consecutive months totaling $12,000. The Company had three AFS securities with a loss for twelve months or less. One U.S. government agency GSE and two mortgage-backed GSE’s had unrealized losses for less than twelve months totaling $3,000 at December 31, 2019. All unrealized losses are attributable to the general trend of interest rates

	2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
			(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$1,224	$(6)	$4,086	$(45)	$5,310	$(51)
Mortgage-backed securities-GSE’s	200	-	16,932	(229)	17,132	(229)
Corporate bonds	-	-	-	-	-	-
Municipal bonds	1,007	(2)	1,740	(22)	2,747	(24)
Total temporarily impaired securities	$2,431	$(8)	$22,758	$(296)	$25,189	$(304)

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

Since none of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended December 31, 2019 and December 31, 2018. In 2019, the Company realized gains of $48,000 on proceeds of $1.1 million related to the disposal of two securities; in 2018, the Company did not sell any securities; and in 2017 the Company realized net gains of $1,000 on proceeds of $22.0 million related to the disposal of fifty one securities.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

The following table sets forth certain information regarding the amortized costs, carrying values and contractual maturities of the Company’s investment portfolio at December 31, 2019.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s
Due within one year	$122	$123
Due after one but within five years	7,517	7,620
Due after five but within ten years	1,855	1,909
Due after ten years	345	344
	9,839	9,996
Mortgage-backed securities – GSE’s
Due within one year	4,455	4,449
Due after one but within five years	33,217	33,802
Due after five but within ten years	710	719
Due after ten years	8,544	8,773
	46,926	47,743
Corporate bonds
Due within one year	276	280
Due after one but within five years	-	-
Due after five but within ten years	1,256	1,269
Due after ten years	750	750
	2,282	2,299
Municipal bonds
Due within one year	4,048	4,062
Due after one but within five years	220	220
Due after five but within ten years	747	764
Due after ten years	7,137	7,283
	12,152	12,329
Total securities available for sale
Due within one year	8,901	8,914
Due after one but within five years	40,954	41,642
Due after five but within ten years	4,568	4,661
Due after ten years	16,776	17,150
	$71,199	$72,367

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

NOTE E - LOANS

The following is a summary of loans at December 31, 2019 and 2018:

	2019		2018
		Percent		Percent
	Amount	of total	Amount	of total
	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$151,697	14.73%	$159,597	16.19%
Commercial real estate	459,115	44.58%	457,611	46.41%
Multi-family residential	69,124	6.71%	63,459	6.44%
Construction	221,878	21.55%	170,404	17.28%
Home equity lines of credit (“HELOC”)	44,514	4.32%	49,713	5.04%

Total real estate loans	946,328	91.89%	900,784	91.36%

Other loans:
Commercial and industrial	75,748	7.35%	74,181	7.52%
Loans to individuals	9,779	0.95%	12,597	1.28%
Overdrafts	234	0.02%	217	0.02%
Total other loans	85,761	8.32%	86,995	8.82%

Gross loans	1,032,089		987,779

Less deferred loan origination fees, net	(2,114)	(.18)%	(1,739)	(.18)%

Total loans	1,029,975	100.00%	986,040	100.00%

Allowance for loan losses	(8,324)		(8,669)

Total loans, net	$1,021,651		$977,371

Loans are primarily made in central and eastern North Carolina, southeast Virginia and northwest South Carolina. Real estate loans can be affected by the condition of the local real estate market and can be affected by the local economic conditions.

At December 31, 2019, the Company had pre-approved but unused lines and letters of credit totaling $234.2 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

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
Years Ended December 31, 2019, 2018 and 2017

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

Non-Accrual and Past Due Loans

The following tables present as of December 31, 2019 and 2018 an age analysis of past due loans, segregated by class of loans:

	December 31, 2019
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
	(dollars in thousands)
Total loans
Commercial and industrial	$1,108	$34	$46	$2,824	$4,012	$71,736	$75,748
Construction	-	-	-	181	181	221,697	221,878
Multi-family residential	-	-	-	-	-	69,124	69,124
Commercial real estate	393	82	321	1,832	2,628	456,487	459,115
Loans to individuals & overdrafts	5	-	-	155	160	9,853	10,013
1-to-4 family residential	859	810	864	505	3,038	148,659	151,697
HELOC	168	-	-	444	612	43,902	44,514
Deferred loan (fees) cost, net	-	-	-	-	-	-	(2,114)

	$2,533	$926	$1,231	$5,941	$10,631	$1,021,458	$1,029,975

Loans- PCI
Commercial and industrial	$-	$-	$46	$-	$46	$1,057	$1,103
Construction	-	-	-	-	-	677	677
Multi-family residential	-	-	-	-	-	897	897
Commercial real estate	-	-	321	-	321	5,449	5,770
Loans to individuals & overdrafts	-	-	-	-	-	-	-
1-to-4 family residential	-	-	864	-	864	6,354	7,218
HELOC	-	-	-	-	-	48	48

	$-	$-	$1,231	$-	$1,231	$14,482	$15,713

Loans- excluding PCI
Commercial and industrial	$1,108	$34	$-	$2,824	$3,966	$70,679	$74,645
Construction	-	-	-	181	181	221,020	221,201
Multi-family residential	-	-	-	-	-	68,227	68,227
Commercial real estate	393	82	-	1,832	2,307	451,038	453,345
Loans to individuals & overdrafts	5	-	-	155	160	9,853	10,013
1-to-4 family residential	859	810	-	505	2,174	142,305	144,479
HELOC	168	-	-	444	612	43,854	44,466
Deferred loan (fees) cost, net	-	-	-	-	-	-	(2,114)

	$2,533	$926	$-	$5,941	$9,400	$1,006,976	$1,014,262

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

Non-Accrual and Past Due Loans

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

There were six loans in the aggregate amount of $1.2 million greater than 90 days past due and still accruing interest at December 31, 2019 and there were seventeen loans in the aggregate amount of $3.2 million greater than 90 days past due and still accruing interest at December 31, 2018. All loans greater than 90 days past due and still accruing are acquired loans that are considered past due rather than non-accrual loans due to the accounting treatment of acquired loans. In accordance with the ASC 310-20 guidance, if the loan pays differently than contractually required, than an adjustment to the discount premium is made in order to maintain the same effective interest rate.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

Impaired Loans

The following tables present information on loans, excluding PCI loans and loans evaluated collectively as a homogenous group, that were considered to be impaired as of December 31, 2019 and December 31, 2018:

				December 31, 2019
		Contractual		Year to Date
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(dollars in thousands)
2019:
With no related allowance recorded:
Commercial and industrial	$2,796	$4,051	$-	$4,186	$122
Construction	440	537	-	500	26
Commercial real estate	5,585	6,750	-	5,632	272
Loans to individuals & overdrafts	284	293	-	193	12
Multi-family residential	197	197	-	206	13
HELOC	543	678	-	793	36
1-to-4 family residential	395	1,816	-	1,204	86

Subtotal:	10,240	14,322	-	12,714	567
With an allowance recorded:
Commercial and industrial	731	1,056	403	572	41
Construction	-	-	-	13	-
Commercial real estate	-	-	-	-	-
Loans to individuals & overdrafts	-	-	-	-	-
Multi-family Residential	-	-	-	-	-
HELOC	160	222	-	212	10
1-to-4 family residential	81	94	10	563	7

Subtotal:	972	1,372	413	1,360	58
Totals:
Commercial	9,749	12,591	403	11,109	474
Consumer	284	293	-	193	12
Residential	1,179	2,810	10	2,772	139

Grand Total:	$11,212	$15,694	$413	$14,074	$625

Impaired loans at December 31, 2019 were approximately $11.2 million and included $5.9 million in non-accrual loans and $6.2 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately $972,000 of the $11.2 million in impaired loans at December 31, 2019 had specific allowances aggregating $413,000 while the remaining $10.2 million had no specific allowances recorded. Of the $10.2 million with no allowance recorded, partial charge-offs through December 31, 2019 amounted to $4.1 million.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

Troubled Debt Restructurings

The following tables present loans that were modified as troubled debt restructurings (“TDRs”) within the previous twelve months with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2019 and 2018:

	Twelve Months Ended December 31, 2019
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	loans	Investments	Investments
	(dollars in thousands)
Extended payment terms:
Commercial and industrial	6	$2,535	$2,380
Commercial real estate	1	752	687
Construction	1	260	259
1-to-4 family residential	3	232	208

Total	11	$3,779	$3,534

As noted in the tables above, there were eleven loans that were considered TDRs during the year ended December 31, 2019, for reasons due to extended terms. These loans were renewed at terms that vary from those that the Company would enter into for new loans of this type.

	Twelve Months Ended December 31, 2018
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	loans	Investments	Investments
	(dollars in thousands)
Extended payment terms:
Commercial and industrial	6	$1,579	$1,517
Commercial real estate	3	1,283	895
1-to-4 family residential	1	409	389

Total	10	$3,271	$2,801

As noted in the tables above, there were ten loans that were considered TDRs during the year ended December 31, 2018, for reasons due to extended terms. These loans were renewed at terms that vary from those that the Company would enter into for new loans of this type.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

The following tables present loans that were modified as TDRs within the previous twelve months for which there was a payment default together with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2019 and 2018:

	Twelve months ended
	December 31, 2019
	Number	Recorded
	of loans	investment
	(dollars in thousands)
Extended payment terms:
Commercial and industrial	2	$1,566
Total	2	$1,566

	Twelve months ended
	December 31, 2018
	Number	Recorded
	of loans	investment
	(dollars in thousands)
Extended payment terms:
Commercial and industrial	4	$1,036
Commercial real estate	1	334
Total	5	$1,370

At December 31, 2019, the Company had forty-two loans with an aggregate balance of $9.4 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-eight loans with a balance totaling $6.2 million were still accruing as of December 31, 2019. The remaining fourteen TDRs with a balance totaling $3.2 million were in non-accrual status. All TDRs are included in non-performing assets and impaired loans.

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
Years Ended December 31, 2019, 2018 and 2017

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of December 31, 2019 and 2018:

Total Loans:

December 31, 2019
Commercial Credit Exposure By Internally Assigned Grade	Commercial and industrial	Construction	Commercial real estate	Multi-family residential
(dollars in thousands)
Superior	$4,014	$-	$337	$-
Very good	349	110	1,245	-
Good	5,976	8,674	62,643	4,839
Acceptable	19,197	16,249	255,751	41,113
Acceptable with care	40,579	196,228	133,190	23,172
Special mention	242	436	1,490	-
Substandard	5,391	181	4,459	-
Doubtful	-	-	-	-
Loss	-	-	-	-
	$75,748	$221,878	$459,115	$69,124

Consumer Credit Exposure By Internally Assigned Grade	1-to-4 family residential	HELOC
Pass	$147,958	$43,585
Special mention	1,246	76
Substandard	2,493	853
	$151,697	$44,514

Consumer Credit Exposure Based On Payment Activity	Loans to individuals & overdrafts
Pass	$9,727
Special mention	286
$10,013

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

Total Loans:

December 31, 2018
Commercial Credit Exposure By Internally Assigned Grade	Commercial and industrial	Construction	Commercial real estate	Multi-family residential
(dollars in thousands)
Superior	$1,662	$-	$21	$-
Very good	2,266	246	1,120	-
Good	5,773	12,106	47,959	5,116
Acceptable	22,332	30,897	263,017	37,832
Acceptable with care	34,626	125,788	139,484	20,296
Special mention	879	711	1,789	-
Substandard	6,643	656	4,221	215
Doubtful	-	-	-	-
Loss	-	-	-	-
	$74,181	$170,404	$457,611	$63,459

Consumer Credit Exposure By Internally Assigned Grade	1-to-4 family residential	HELOC
Pass	$155,117	$48,143
Special mention	900	88
Substandard	3,580	1,482
	$159,597	$49,713

Consumer Credit Exposure Based On Payment Activity	Loans to individuals & overdrafts
Pass	$10,891
Special mention	1,923
$12,814

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

Management believes the allowance for loan losses of $8.3 million at December 31, 2019 is adequate to provide for inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

For PCI loans acquired from Legacy Select and Premara, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the merger and December 31, 2019 and 2018 were:

	December 31,	December 31,
	2019	2018
	(dollars in thousands)
Contractually required payments	$20,598	$24,823
Nonaccretable difference	1,694	1,962
Cash flows expected to be collected	18,904	22,861
Accretable yield	3,191	3,593
Fair value	$15,713	$19,268

The following table documents changes to the amount of the PCI accretable yield as of December 31, 2019 and 2018:

	2019	2018
	(dollars in thousands)
Accretable yield, beginning of period	$3,593	$3,307
Additions	-	-
Accretion	(904)	(1,541)
Reclassification from nonaccretable difference	360	576
Other changes, net	142	1,251
Accretable yield, end of period	$3,191	$3,593

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

The following tables present a roll forward of the Company’s allowance for loan losses by loan segment for the twelve-month periods ended
December 31, 2019, 2018 and 2017, respectively (in thousands):

2019	Commercial and industrial	Construction	Commercial real estate	1 to 4 family residential	HELOC	Loans to individuals & overdrafts	Multi- family residential	Total
Allowance for loan losses
Loans – excluding PCI
Balance, beginning of period 01/01/2019	$762	$1,385	$3,024	$1,663	$555	$206	$471	$8,066
Provision for loan losses	1,143	328	(371)	(259)	(169)	152	(52)	772
Loans charged-off	(790)	-	(10)	-	(150)	(206)	-	(1,156)
Recoveries	12	18	194	33	93	23	-	373
Balance, end of period 12/31/2019	$1,127	$1,731	$2,837	$1,437	$329	$175	$419	$8,055

PCI Loans
Balance, beginning of period 01/01/2019	$214	$-	$385	$4	$-	$-	$-	$603
Provision for loan losses	(36)	6	(371)	52	-	-	15	(334)
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period 12/31/2019	$178	$6	$14	$56	$-	$-	$15	$269

Total Loans
Balance, beginning of period 01/01/2019	$976	$1,385	$3,409	$1,667	$555	$206	$471	$8,669
Provision for loan losses	1,107	334	(742)	(207)	(169)	152	(37)	438
Loans charged-off	(790)	-	(10)	-	(150)	(206)	-	(1,156)
Recoveries	12	18	194	33	93	23	-	373
Balance, end of period 12/31/2019	$1,305	$1,737	$2,851	$1,493	$329	$175	$434	$8,324

Ending Balance: individually evaluated for impairment	$403	$-	$-	$10	$-	$-	$-	$413
Ending Balance: collectively evaluated for impairment	$902	$1,737	$2,851	$1,483	$329	$175	$434	$7,911

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$71,118	$220,761	$447,760	$144,003	$43,763	$9,729	$68,030	$1,005,164
Ending Balance: collectively evaluated for impairment PCI loans	$1,103	$677	$5,770	$7,218	$48	$-	$897	$15,713
Ending Balance: individually evaluated for impairment	$3,527	$440	$5,585	$476	$703	$284	$197	$11,212
Ending Balance	$75,748	$221,878	$459,115	$151,697	$44,514	$10,013	$69,124	$1,032,089

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

	Commercial			1 to 4		Loans to	Multi-
2018	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Loans – excluding PCI
Balance, beginning of period 01/01/2018	$742	$1,955	$3,304	$1,058	$549	$305	$791	$8,704
Provision for loan losses	(23)	(576)	(326)	585	31	1	(320)	(628)
Loans charged-off	(196)	-	(2)	(12)	(68)	(191)	-	(469)
Recoveries	239	6	48	32	43	91	-	459
Balance, end of period 12/31/2018	$762	$1,385	$3,024	$1,663	$555	$206	$471	$8,066

PCI Loans
Balance, beginning of period 01/01/2018	$65	$-	$66	$-	$-	$-	$-	$131
Provision for loan losses	149	-	319	4	-	-	-	472
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period 12/31/2018	$214	$-	$385	$4	$-	$-	$-	$603

Total Loans
Balance, beginning of period 01/01/2018	$807	$1,955	$3,370	$1,058	$549	$305	$791	$8,835
Provision for loan losses	126	(576)	(7)	589	31	1	(320)	(156)
Loans charged-off	(196)	-	(2)	(12)	(68)	(191)	-	(469)
Recoveries	239	6	48	32	43	91	-	459
Balance, end of period 12/31/2018	$976	$1,385	$3,409	$1,667	$555	$206	$471	$8,669

Ending Balance: individually evaluated for impairment	$51	$14	$-	$22	$-	$-	$-	$87
Ending Balance: collectively evaluated for impairment	$925	$1,371	$3,409	$1,645	$555	$206	$471	$8,582

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$68,891	$169,065	$444,354	$150,700	$48,747	$12,713	$62,307	$956,777
Ending Balance: collectively evaluated for impairment PCI loans	$1,764	$751	$7,579	$8,188	$49	$-	$937	$19,268
Ending Balance: individually evaluated for impairment	$3,526	$588	$5,678	$709	$917	$101	$215	$11,734
Ending Balance	$74,181	$170,404	$457,611	$159,597	$49,713	$12,814	$63,459	$987,779

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

	Commercial			1 to 4		Loans to	Multi-
2017	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Loans – excluding PCI
Balance, beginning of period 01/01/2017	$1,211	$1,301	$3,448	$846	$611	$317	$628	$8,362
Provision for loan losses	(607)	642	754	188	92	55	161	1,285
Loans charged-off	(73)	(17)	(914)	(22)	(179)	(101)	-	(1,306)
Recoveries	211	29	16	46	25	34	2	363
Balance, end of period 12/31/2017	$742	$1,955	$3,304	$1,058	$549	$305	$791	$8,704

PCI Loans
Balance, beginning of period 01/01/2017	$37	$-	$-	$-	$12	$-	$-	$49
Provision for loan losses	28	-	66	-	(12)	-	-	82
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period 12/31/2017	$65	$-	$66	$-	$-	$-	$-	$131

Total Loans
Balance, beginning of period 01/01/2017	$1,248	$1,301	$3,448	$846	$623	$317	$628	$8,411
Provision for loan losses	(579)	642	820	188	80	55	161	1,367
Loans charged-off	(73)	(17)	(914)	(22)	(179)	(101)	-	(1,306)
Recoveries	211	29	16	46	25	34	2	363
Balance, end of period 12/31/2017	$807	$1,955	$3,370	$1,058	$549	$305	$791	$8,835

Ending Balance: individually evaluated for impairment	$50	$-	$-	$11	$-	$-	$-	$61
Ending Balance: collectively evaluated for impairment	$757	$1,955	$3,370	$1,047	$549	$305	$791	$8,774

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$102,148	$176,479	$389,617	$146,504	$51,958	$10,176	$75,777	$952,659
Ending Balance: collectively evaluated for impairment PCI loans	$2,933	$1,069	$9,056	$9,119	$46	$67	$971	$23,261
Ending Balance: individually evaluated for impairment	$1,083	$385	$4,427	$1,278	$602	$1	$235	$8,011
Ending Balance	$106,164	$177,933	$403,100	$156,901	$52,606	$10,244	$76,983	$983,931

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019, 2018 and 2017

NOTE F – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned (“OREO”) during the years ended December 31, 2019 and 2018 (dollars in thousands):

	December 31,	December 31,
	2019	2018
	(Dollars in thousands)
Beginning balance January 1	$1,088	$1,258
Sales	(120)	(717)
Write-downs and loss on sales	(49)	(71)
Transfers	2,614	618
Ending balance	$3,533	$1,088

At December 31, 2019 and December 31, 2018, the Company had $3.5 million and $1.1 million, respectively, of foreclosed residential real estate property in OREO. The Company had 3 loans with recorded investment in the amount of $114,000 in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure at December 31, 2019 compared to 4 loans with recorded investment in the amount of $500,000 in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure at December 31, 2018.

NOTE G - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2019 and 2018:

	2019	2018
	(dollars in thousands)
Land	$4,846	$4,913
Buildings	15,692	14,878
Furniture and equipment	8,077	7,455
Leasehold improvements	498	562
Construction in progress	-	136
	29,113	27,944
Less accumulated depreciation	11,322	10,024
Total	$17,791	$17,920

Depreciation amounting to approximately $2.8 million, $1.7 million, and $1.1 million for the years ended December 31, 2019, 2018, and 2017, respectively, is included in occupancy and equipment expenses.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

NOTE H – GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes the changes in carrying amounts of goodwill and other intangibles (core deposit intangibles) for the periods presented.

		Core Deposit Intangible
			Accumulated
	Goodwill	Gross	Amortization	Net
	(dollars in thousands)
Balance at January 1, 2017	$6,931	$3,219	$(2,409)	$810
Goodwill and core deposit intangible resulting from Premara merger	17,973	2,700	-	2,700
Amortization expense	-	-	(409)	(409)
Balance at December 31, 2017	24,904	5,919	(2,818)	3,101
Adjustment of goodwill	(325)	-	-	-
Amortization expense	-	-	(1,016)	(1,016)
Balance at December 31, 2018	24,579	5,919	(3,834)	2,085
Core deposit intangible resulting from branch acquisition	-	350	-	350
Amortization expense	-	-	(825)	(825)
Balance at December 31, 2019	$24,579	$6,269	$(4,659)	$1,610

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting. An adjustment to goodwill was made during 2018 as a result of a revision to the purchase accounting entry during the measurement period.

The value of acquired core deposit relationships was determined using the present value of the difference between a market participant’s cost of obtaining alternative funds and the cost to maintain the acquired deposit base.

The table below summarizes the remaining core deposit intangible amortization (dollars in thousands):

2020	$628
2021	435
2022	288
2023	147
2024	41
Thereafter	71
$1,610

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

NOTE I – DEPOSITS

The scheduled maturities of time deposits at December 31, 2019 are as follows:

Total Time Deposits
(dollars in thousands)
2020	$332,254
2021	81,002
2022	10,764
2023	4,599
2024	641
Thereafter	-
$429,260

Time deposits with balances of more than $250,000 were $150.4 million and $120.8 million at December 31, 2019 and 2018, respectively.

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
Years Ended December 31, 2019, 2018 and 2017

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the year ended December 31, 2019, 2018 and 2017.

	December 31,	December 31,	December 31,
	2019	2018	2017
	(dollars in thousands)
Service Charges on Deposit Accounts	$1,161	$1,124	$899
Other	2,050	1,657	960
Noninterest Income (in-scope of Topic 606)	3,211	2,781	1,859
Noninterest Income (out-of-scope of Topic 606)	2,208	1,920	1,213

Total Non-interest Income	$5,419	$4,701	$3,072

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition costs.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

NOTE K – SHORT-TERM AND LONG-TERM DEBT

At December 31, 2019, the Company had no short-term debt and $57.4 million in long-term debt. Long-term debt consisted of $12.4 million in junior subordinated debentures and $45.0 million in Federal Home Loan Bank advances. The Federal Home Loan Bank advances are collateralized by $108.3 million of loans as of December 31, 2019.

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

At December 31, 2019, the Company had $45.0 million in advances from the Federal Home Loan Bank of Atlanta and no borrowings from the Federal Reserve Bank discount window. Advances consisted of the following at December 31, 2019:

	Amount	Rate	Maturity
	(dollars in thousands)
Advance type:
Fixed rate hybrid	20,000	2.53%	2/2/2021
Fixed rate hybrid	10,000	2.89%	4/12/2023
Fixed rate hybrid	5,000	2.94%	5/30/2023
Fixed rate hybrid	10,000	2.97%	6/28/2023

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

The Company pays interest on the junior subordinated debentures at an annual rate, reset quarterly, equal to 3 month LIBOR plus 2.15%. The debentures are redeemable on September 20, 2009 or afterwards in whole or in part, on any March 20, June 20, September 20 or December 20. Redemption is mandatory at September 20, 2034. The Company has fully and unconditionally guaranteed repayment of the trust-preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2019.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

Lines of credit amounted to $238.9 million with various correspondent banks with $45.0 million outstanding and $173.9 million available as of December 31, 2019. Some of the lines of credit are secured and others unsecured with a variety of rates and terms.

NOTE L - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
	(dollars in thousands)
Current tax provision:
Federal	$2,699	$2,366	$3,059
State	412	483	328
Total current tax provision	3,111	2,849	3,387
Deferred tax provision:
Federal	575	943	2,328
State	10	118	(3)
Total deferred tax provision	585	1,061	2,325

Net income tax provision	$3,696	$3,910	$5,712

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 21% for 2019 and 2018 and 34% for 2017 to income before income taxes is summarized below:

	2019	2018	2017
	(dollars in thousands)
Income tax at federal statutory rate	$3,513	$3,715	$3,025
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	333	475	214
Tax-exempt interest income	(95)	(99)	(128)
Income from life insurance	(141)	(144)	(195)
Incentive stock option expense	41	(2)	39
Merger expenses	-	20	209
Impact of changes in tax rates	-	-	2,591
Other permanent differences	45	(55)	(43)

Provision for income taxes	$3,696	$3,910	$5,712

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2019 and 2018 are as follows:

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

	2019	2019
	(dollars in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$1,913	$1,992
Deferred compensation	116	132
Unrealized losses on available-for-sale securities	-	(17)
Net operating loss carryforwards	541	999
Acquisition accounting	1,024	1,107
Write-downs on foreclosed real estate	120	108
Other	229	269
Total deferred tax assets	3,943	4,590
Deferred tax liabilities relating to:
Premises and equipment	(796)	(721)
Deferred loan fees/costs	(73)	(67)
Unrealized gains on available-for-sale securities	(268)	-
Core deposit intangible	(8)	(140)
Total deferred tax liabilities	(1,145)	(928)

Net recorded deferred tax asset, included in other assets	$2,798	$3,662

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

The Company had $2.6 million of net operating losses which can be carried forward and applied against future taxable income. If unused, these net operating losses will expire in 2027 through 2036. The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014. As of December 31, 2019 and 2018, the Company has no uncertain tax positions.

The Company’s net deferred tax asset was $2.8 million and $3.7 million at December 31, 2019 and 2018. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, both positive and negative evidence are considered, including among other things recent earnings trends, projected earnings, and asset quality. As of December 31, 2019, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations or other factors could impact the realization of the deferred tax asset in the future.

NOTE M - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2019, that the Company meets all capital adequacy requirements to which it is subject. The Company’s significant assets are its investments in Select Bank & Trust Company and New Century Statutory Trust I.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

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

As the following tables indicate, at December 31, 2019 and 2018, the Company and its Bank subsidiary both exceeded minimum regulatory capital requirements as specified below.

			Minimum for capital
	Actual		adequacy purposes
The Company:	Amount	Ratio	Amount	Ratio
		(dollars in thousands)
December 31, 2019:
Total Capital (to Risk-Weighted Assets)	$205,462	18.26%	$90,003	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	197,138	17.52%	67,502	6.00%
Common Equity Tier 1 (to Risk-Weighted Assets)	185,138	16.46%	50,627	4.50%
Tier 1 Capital (to Average Assets)	197,138	15.84%	49,777	4.00%

			Minimum for capital
	Actual		adequacy purposes
The Company:	Amount	Ratio	Amount	Ratio
		(dollars in thousands)
December 31, 2018:
Total Capital (to Risk-Weighted Assets)	$202,675	19.26%	$84,179	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	194,006	18.44%	63,135	6.00%
Common Equity Tier 1 (to Risk-Weighted Assets)	182,006	17.30%	47,351	4.50%
Tier 1 Capital (to Average Assets)	194,006	15.65%	49,576	4.00%

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

Select Bank & Trust Company’s actual capital amounts and ratios are presented in the table below as of December 31, 2019 and 2018:

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
December 31, 2019:
Total Capital (to Risk-Weighted Assets)	$177,223	15.69%	$90,366	8.00%	112,958	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	168,899	14.95%	67,775	6.00%	90,366	8.00%
Common equity Tier 1 (to Risk-Weight Assets)	168,899	14.95%	50,831	4.50%	73,422	6.50%
Tier 1 Capital (to Average Assets)	168,899	13.59%	49,730	4.00%	62,162	5.00%

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
December 31, 2018:
Total Capital (to Risk-Weighted Assets)	$162,507	15.45%	$84,124	8.00%	105,156	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	153,838	14.63%	63,093	6.00%	84,124	8.00%
Common equity Tier 1 (to Risk-Weight Assets)	153,838	14.63%	47,320	4.50%	68,351	6.50%
Tier 1 Capital (to Average Assets)	153,838	12.42%	49,557	4.00%	61,947	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of December 31, 2019.

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2019 is as follows:

(In thousands)
Financial instruments whose contract amounts represent credit risk:
Undisbursed commitments	$234,191
Letters of credit	2,367

The Company has legally binding delayed equity commitments to private investment funds. These commitments are not expected to be called, and therefore, are not reflected in the financial statements. The amount of these commitments at December 31, 2019 and 2018 was $425,000 and $425,000, respectively.

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
Years Ended December 31, 2019, 2018 and 2017

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

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of December 31, 2019 and December 31, 2018 (dollars in thousands):

Investment securities available for sale December 31, 2019	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies – GSE's	$9,996	$-	$9,996	$-
Mortgage-backed securities –GSE’s	47,743	-	47,743	-
Corporate Bonds	2,299	-	2,299	-
Municipal bonds	12,329	-	12,329	-

Total investment available for sale	$72,367	$-	$72,367	$-

Investment securities available for sale December 31, 2018	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies – GSE's	$9,837	$-	$9,837	$-
Mortgage-backed securities –GSE’s	22,983	-	22,983	-
Corporate Bonds	1,722		1,722	-
Municipal bonds	16,991	-	16,991	-

Total investment available for sale	$51,533	$-	$51,533	$-

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

The following are descriptions of valuation methodologies used for assets and liabilities recorded at fair value on a non-recurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve in the allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2019, and 2018, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. There were no transfers between levels from prior reporting periods. Valuation techniques are consistent with prior periods.

The significant unobservable inputs used in the fair value measurement of the Company’s impaired loans range between 1 – 50% and 5 – 50% discount from appraisals for expected liquidation and sales costs at December 31, 2019 and 2018.

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

The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate range between 6% – 10% discount from appraisals for expected liquidation and sales costs at both December 31, 2019 and 2018, respectively.

Assets held for sale

During 2015, a branch facility was taken out of service as part of the Company’s branch restructuring plan and reclassified as held for sale. The property is recorded at the remaining book balance of the asset or an estimated fair value less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. The significant unobservable input used is the discount applied to appraised values to account for expected liquidation and selling costs ranged between 1% and 25 % at December 31, 2018. The branch was sold in 2019.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of December 31, 2019 and December 31, 2018 (dollars in thousands):

Asset Category December 31, 2019	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,941	$-	$-	$5,941
Foreclosed real estate	3,533	-	-	3,533
Total	$9,474	$-	$-	$9,474

Asset Category December 31, 2018	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,257	$-	$-	$7,257
Assets held for sale	668	-	-	668
Foreclosed real estate	1,088	-	-	1,088
Total	$9,013	$-	$-	$9,013

As of December 31, 2019, the Bank identified $11.2 million in impaired loans, of which $5.9 million were carried at fair value on a non-recurring basis which included $972,000 in loans that required a specific reserve of $413,000, and an additional $438,000 in other loans without specific reserves that had partial charge-offs. As of December 31, 2018, the Bank identified $11.7 million in impaired loans, of which $7.3 million were carried at fair value on a non-recurring basis which included $291,000 in loans that required a specific reserve of $87,000, and an additional $595,000 in other loans without specific reserves that had partial charge-offs.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 2019 and 2018:

	December 31, 2019
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
Financial assets:
Cash and due from banks	$19,110	$19,110	$19,110	$-	$-
Interest-earning deposits in
other banks	50,920	50,920	50,920	-	-
Federal funds sold	9,047	9,047	9,047	-	-
Investment securities available
for sale	72,367	72,367	-	72,367	-
Loans held for sale	928	928	-	928	-
Loans, net	1,021,651	1,016,239	-	-	1,016,239
Accrued interest receivable	4,189	4,189	-	4,189	-
Stock in the FHLB	3,045	3,045	-	-	3,045
Other non-marketable securities	719	719	-	-	719

Financial liabilities:
Deposits	$992,838	$995,056	$-	$995,056	$-
Long-term debt	57,372	55,429	-	55,429	-
Accrued interest payable	578	578	-	578	-

	December 31, 2018
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
Financial assets:
Cash and due from banks	$17,059	$17,059	$17,059	$-	$-
Certificates of deposits	1,000	1,000	1,000	-	-
Interest-earning deposits in
other banks	121,303	121,303	121,303	-	-
Investment securities available
for sale	51,533	51,533	-	51,533	-
Loans held for sale	580	580	-	580	-
Loans, net	977,371	970,330	-	-	970,330
Accrued interest receivable	3,889	3,889	-	3,889	-
Stock in the FHLB	3,283	3,283	-	-	3,283
Other non-marketable securities	762	762	-	-	762
Assets held for sale	668	668	-	-	668

Financial liabilities:
Deposits	$980,427	$979,570	$-	$979,570	$-
Short-term debt	7,000	7,000	-	7,000	-
Long-term debt	57,372	55,504	-	55,504	-
Accrued interest payable	667	667	-	667	-

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Plan

The Company has a 401(k) Plan and substantially all employees participate in the plan. The Company matches 100% of the first 6% of an employee’s compensation contributed to the plan. Expenses attributable to the plan amounted to $698,000, $639,000, and $465,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Supplemental Executive Retirement Plans

The Company implemented a nonqualified supplemental executive retirement plan for the former Chief Executive Officer during 2003. Benefits accrue and vest during the period of employment, and will be paid in monthly benefit payments over the officer’s life after retirement. Provisions of $81,000, $36,000, and $53,000 were expensed for future benefits to be provided under this plan during 2019, 2018 and 2017, respectively. In conjunction with the implementation of this plan, the Company has purchased life insurance on certain key officers to help offset plan accruals. The life insurance policies provide the payment of a death benefit in the event an insured officer dies prior to attainment of retirement age. The total liability under this plan at December 31, 2019 and 2018 was $24,000 and $85,000, respectively.

As part of the acquisition of Progressive State Bank (“Progressive”), the Company assumed a liability for the supplemental early retirement plan for Progressive’s Chief Executive Officer. Provisions of $81,000, $(35,000), and $36,000 and were expensed in 2019, 2018 and 2017, resulting in a total liability of $265,000 and $286,000 as of December 31, 2019 and 2018, respectively. Due to the plan having a tax gross up feature that was impacted by lower tax rates under the Tax Act, the Company recorded a negative provision for 2018. Corresponding to this liability, Progressive had purchased a life insurance policy on a key officer to help offset the expense associated with future benefit payments. This policy was acquired by the Company upon its acquisition of Progressive.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

The Company approved a supplemental executive retirement plan for two of its executives in 2019. Provisions of $64,000 were expensed during 2019 resulting in a total liability of $64,000. Proceeds from purchased life insurance on certain key officers were used to offset plan accruals.

Directors Deferred Compensation

The Company has instituted a Directors’ Deferral Plan (“Deferral Plan”) whereby individual directors may elect annually to defer receipt of all or a designated portion of their directors’ fees for the coming year. Amounts so deferred are used to purchase shares of the Company’s common stock on the open market by the administrator of the Deferral Plan or to issue shares from the Company’s authorized but unissued shares, with such deferred compensation disbursed in the future as specified by the director at the time of his or her deferral election. All deferral amounts and matching contributions, if any, are paid into a rabbi trust with a separate account for each participant under the plan. Net compensation and other expenses attributable to this plan for the years ended December 31, 2019, 2018 and 2017 were $200,000, $97,000, and $178,000, respectively. The Directors’ Deferral Plan was amended and restated on September 22, 2015 to ensure compliance with applicable regulations and to provide that the eventual payment of compensation deferred under the plan may be made only in the form of the Registrant’s common stock. A liability of $2.8 million and $2.6 million related to this plan is included in shareholders’ equity for December 31, 2019 and 2018, respectively.

Equity-Based Compensation Plans

The Company utilizes equity-based awards as a component of its compensation of employees and directors. These equity-based awards may be in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, or restricted stock unit awards. Awards are granted pursuant to the Company’s equity-based compensation plans. The Company’s shareholders approved all equity-based compensation plans. At December 31, 2019, the Company had awards outstanding under its 2004 Incentive Stock Option Plan, 2008 Omnibus Stock Ownership and Long Term Incentive Plan (the “2008 Omnibus Plan”), 2010 Omnibus Stock Ownership and Long Term Incentive Plan (the “2010 Omnibus Plan”), and 2018 Omnibus Stock Incentive Plan (the “2018 Omnibus Plan”).

As of December 31, 2019, the Company had awards covering 13,000 shares outstanding under the 2004 Incentive Stock Option Plan, awards covering 33,200 shares outstanding under the 2008 Omnibus Plan, awards covering 163,700 shares outstanding under the 2010 Omnibus Plan, and awards covering 58,500 shares outstanding under the 2018 Omnibus Plan.

The 2018 Omnibus Plan became effective upon the approval of shareholders on May 22, 2018. As of December 31, 2019, the 2018 Omnibus Plan was the only plan that had shares available for future grants, and there were 568,900 shares remaining available for grant. All other plans have been frozen as to new grants.

In 2019, the Company awarded fully vested stock grants under the 2018 Omnibus Plan of 10,569 common shares to its independent directors. The value of the stock grant totaled $130,000 with each director receiving 813 shares.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

For years when stock options were granted the estimated weighted average fair market value of each option awarded, using the Black-Scholes option pricing model, together with the assumptions used in estimating those weighted average fair values, are displayed below:

	2019	2018	2017
Estimated fair value of options granted	$5.99	$6.07	$5.47

Assumptions in estimating average option values:
Risk-free interest rate	2.59%	2.94%	2.07%
Dividend yield	-%	-%	-%
Volatility	42.18%	36.67%	42.42%
Expected life (in years)	8.00	8.00	8.00

A summary of the Company’s option plans as of and for the year ended December 31, 2019 is as follows:

	Outstanding Options			Exercisable Options
	Shares		Weighted		Weighted
	Available		Average		Average
	for Future	Number	Exercise	Number	Exercise
	Grants	Outstanding	Price	Outstanding	Price
At December 31, 2018	597,500	239,955	$8.63	113,013	$6.71

Options granted/vested	(58,500)	58,500	-	35,660	-
Stock grants	(10,569)	-	12.30	-	-
Options exercised	26,813	(26,813)	8.50	(26,813)	8.50
Options expired	-	-	-	-	-
Options forfeited	3,100	(3,100)	10.92	(200)	$5.25

At December 31, 2019	568,913	268,542	$9.55	121,660	$7.80

The aggregate intrinsic value of options outstanding as of December 31, 2019 and 2018 was $740,000 and $900,000, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2019 and 2018 was $548,000 and $641,000, respectively. The unrecognized compensation expense for outstanding options at December 31, 2019, 2018, and 2017 was $460,000, $642,000, and $768,000, respectively. As of December 31, 2019, this cost is expected to be recognized over a weighted average period of 1.62 years.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

The weighted average remaining life of options outstanding and options exercisable as of December 31, 2019 was 6.57 years and 4.85 years, respectively. The weighted average remaining life of options outstanding and options exercisable as of December 31, 2018 was 6.57 years and 4.75 years, respectively. Information regarding the stock options outstanding at December 31, 2019 is summarized below:

	Number	Number
	of options	of options
Range of Exercise Prices	outstanding	exercisable
$2.25 - $7.07	67,922	62,920
$7.08 - $10.69	41,620	18,040
$10.70 - $12.99	159,000	40,700

Outstanding at end of year	268,542	121,660

A summary of the status of the Company’s non-vested options as of December 31, 2019 and changes during the year ended December 31, 2019, is presented below:

		Weighted-Average Grant Date
Non-vested Options	Options	Fair Value
Non-vested at December 31, 2018	126,942	$5.16
Granted	58,500	5.99
Vested	(35,660)	5.02
Expired	-	-
Forfeited	(3,100)	5.55
Non-vested at December 31, 2019	146,882	5.51

For the years ended December 31, 2019, 2018 and 2017, the intrinsic value of options exercised was $148,000, $213,000 and $197,000, respectively. For the years ended December 31, 2019, 2018 and 2017, the grant-date fair value of options vested was $179,000, $181,000, and $66,000, respectively. In addition, there were no stock options acquired in the Premara merger. For the years ended December 31, 2019 and 2018, respectively, $68,000 and $79,000 in tax benefits were recognized from non-qualified stock option exercises.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

NOTE Q - PARENT COMPANY FINANCIAL DATA

Following are the condensed balance sheets of Select Bancorp as of and for the years ended December 31, 2019 and 2018 and the related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2019:

Condensed Balance Sheets

December 31, 2019 and 2018

(dollars in thousands)

	2019	2018
Assets
Cash balances with Select Bank & Trust	$22,556	$34,949
Investment in Select Bank & Trust	196,536	181,442
Investment in New Century Statutory Trust I	598	580
Other assets	5,711	5,255
Total Assets	$225,401	$222,226

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Accrued interest and other liabilities	254	243
Total Liabilities	12,626	12,615
Shareholders’ equity:
Preferred stock	-	-
Common stock	18,330	19,312
Additional paid-in capital	140,870	150,718
Retained earnings	52,675	39,640
Common stock issued to deferred compensation trust	(2,815)	(2,615)
Directors’ Deferred Compensation Plan Rabbi Trust	2,815	2,615
Accumulated other comprehensive income (loss)	900	(59)
Total Shareholders’ Equity	212,775	209,611

Total Liabilities and Shareholders’ Equity	$225,401	$222,226

Condensed Statements of Operations

Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands)

	2019	2018	2017
Equity in earnings of subsidiaries	$14,153	$39,153	$(9,236)
Dividends received for subsidiary	-	(25,000)	-
Dividends in excess of earnings	434	642	13,291
Operating expense	(1,862)	(1,275)	(1,175)
Income tax benefit	310	262	305

Net income	$13,035	$13,782	$3,185

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

Condensed Statements of Cash Flows

Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,035	$13,782	$3,185
Equity in undistributed income of subsidiaries	(14,153)	(39,153)	9,236
Stock based compensation	369	178	115
Net change in other assets	(456)	(283)	(315)
Net change in other liabilities	11	(12,185)	12,066
Net cash provided by (used in) operating activities	(1,194)	(37,661)	24,287

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from acquisition	-	-	257
Investment in subsidiary	-	-	(12,407)
Net cash used in investing activities	-	-	(12,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	228	187	166
Repurchase of common stock	(11,427)	-	-
Proceeds from the issuance of common stock	-	63,250	-
Direct expenses related to capital transaction	-	(3,444)	-

Net cash provided by (used in) financing activities	(11,199)	59,993	166

Net (decrease) increase in cash and cash equivalents	(12,393)	22,332	12,303

Cash and cash equivalents at beginning of year	34,949	12,617	314

Cash and cash equivalents, end of year	$22,556	$34,949	$12,617

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

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

The Bank has loan transactions with its directors and executive officers in the regular course of business. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features. The following table represents loan transactions for directors and executive officers who held that position as of December 31, 2019 and 2018. A summary of related party loan transactions, is as follows:

	2019	2018
	(dollars in thousands)
Balance at January 1	$12,658	$13,520
Exposure of directors/executive officers added	-	-
Borrowings	5,110	1,312
Directors/executive officers resigned or retired from board	(647)	-
Loan repayments	(9,894)	(2,174)

Balance at December 31	$7,227	$12,658

At December 31, 2019, there was $2.8 million of unused lines of credit outstanding to directors and executive officers of the Company and its subsidiaries. Directors and executive officers had $35.5 million deposited with the Company at December 31, 2019.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

In August of 2016 the Board of Directors approved a common stock repurchase plan in which 581,518 shares were authorized for repurchase at management’s discretion. During the second quarter of 2019 the Company began repurchasing shares and by September 10, 2019 had repurchased all authorized shares. On September 17, 2019 the Board of Directors approved Plan 2 which authorized the repurchase of 937,248 shares of common stock. In the third and fourth quarters of 2019 the Company repurchased 426,742 shares and has 510,506 shares remaining in Plan 2.

NOTE T – LEASES

The Company has operating leases for branches and certain equipment. The Company’s leases have remaining lease terms of 1 year to 15 years which may include options to extend the leases for up to 5 years per option period. The Company has some leases that are month to month or expire within 1 year that are not included below.

At December 31, 2019, the Company did not have any leases that had not yet commenced for which the Company had created a ROU asset and a lease liability. For the operating leases the Company has elected the practical expedient of not separating lease components from non-lease components and instead to account for each separate lease component and the non-lease components associated with that lease as a single lease component. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the lease agreements include periodic rate adjustments for inflation.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 25 years. The exercise of lease renewal options is at our sole discretion. When it is reasonably certain that the Company will exercise the option to renew or extend the lease term, that option is included in determining the value of the ROU asset and lease liability.

The Company has operating leases for its corporate offices and branches that expire at various times through 2034. Future minimum lease payments under the leases for years subsequent to December 31, 2019 are as follows:

Total Lease Payments
(dollars in thousands)
2020	$1,071
2021	1,097
2022	1,128
2023	1,063
2024	996
Years thereafter	6,400
$11,755

During 2019, 2018, and 2017, payments under operating leases were approximately $1.1 million, $1.2 million, and $408,000, respectively. Lease expense was accounted for on a straight line basis. Rental income earned on office space leased to third parties was $449,000, $426,000 and $148,000 for 2019, 2018 and 2017, respectively.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

The components of lease expense were as follows (dollars in thousands):

December 31,
2019
Operating lease cost	$1,054

Supplemental cash flow information related to leases was as follows:

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,054

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,596

The following table presents the remaining weighted average lease terms and discount rates as of December 31, 2019:
Weighted Average Remaining Lease Term
Operating leases	6.8 years

Weighted Average Discount Rate
Operating leases	6.0%

Maturities of lease liabilities were as follows:

(In thousands)

Operating
Leases
Year Ending December 31,
2020	$580
2021	642
2022	714
2023	693
2024	665
Thereafter	5,150
Lease payments	8,444
Amounts representing interest	(269)
Present Value of Net Future Minimum Lease Payments	8,175

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

Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting as of December 31, 2019, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−Integrated Framework (2013) (the “2013 Framework”).

Based on this assessment, Management has concluded that that the Company’s internal control over financial reporting as of December 31, 2019 was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of Part II of this annual report.

Date: March 11, 2020	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: March 11, 2020	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the fourth quarter of 2019. Management has concluded that there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2019 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

Part III

Item 10 – Directors, Executive Officers AND CORPORATE GOVERNANCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

The Registrant has adopted a code of ethics for its directors as well as a code of ethics specifically for its senior financial officers. Each of these policies is posted in the “Investor Overview - Governance Documents” section of the “Investor Relations” page of the Registrant’s website: www.selectbank.com.

Item 11 - Executive Compensation

Incorporated by reference to the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated by reference to the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

Equity Compensation Plan Information. At December 31, 2019, the Registrant had awards outstanding under the following equity compensation plans:

•	2004 Incentive Stock Option Plan;

•	2008 Omnibus Stock Ownership and Long Term Incentive Plan, which plan was assumed in connection with Registrant’s 2014 acquisition of Select Bancorp, Inc., Greenville, NC;

•	2010 Omnibus Stock Ownership and Long Term Incentive Plan; and

•	2018 Omnibus Stock Incentive Plan (the “2018 Omnibus Plan”).

The Registrant’s shareholders have approved all equity-based compensation plans. As of December 31, 2019, the 2018 Omnibus Plan was the only plan that had shares of the Registrant’s common stock available for future grants. All other plans have been frozen as to new grants.

The following table contains aggregated plan information as of December 31, 2019, with respect to the Registrant’s equity compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	268,542	$9.55	568,913
Equity compensation plans not approved by security holders	none	n/a	none
Total	268,542	$9.55	568,913

Item 13 – Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

PART IV

Item 15 – Exhibits, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial statements required to be filed by Item 8 of this Form:

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits: See below exhibit index.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.

2.1	Agreement and Plan of Merger and Reorganization by and among Registrant, Select Bank & Trust Company, Premara Financial, Inc., and Carolina Premier Bank dated as of July 20, 2017	8-K	2.1	07/26/17	000-50400

2.2	Branch Purchase and Assumption Agreement by and between Select Bank & Trust Company and Entegra Bank dated as of December 20, 2019	8-K	2.1	12/27/19	000-50400

3.1	Articles of Incorporation	10-KSB	3.1	03/30/04	000-50400

3.2	Articles of Amendment	8-K	3.1	08/26/11	000-50400

3.3	Articles of Amendment	8-K	3.1	07/29/14	000-50400

3.4	Amendment to Articles (contained within plan of merger)	8-K	3.2	07/29/14	000-50400

3.5	Articles of Amendment	10-Q	3.1	08/09/19	000-50400

3.6	Bylaws	8-K	3.1	05/24/19	000-50400

4.1	Form of Stock Certificate	S-8	4.1	10/01/14	333-199090

4.2	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	-	-	Filed herewith	-

10.1	2004 Incentive Stock Option Plan (compensatory plan)	S-8	99.1	07/19/04	333-117476

10.2	2010 Omnibus Stock Ownership and Long-Term Incentive Plan (compensatory plan)	8-K	99.1	08/02/10	000-50400

10.3	2018 Omnibus Stock Incentive Plan (compensatory plan)	8-K	10.1	05/24/18	000-50400

10.4	Directors’ Deferral Plan, as amended and restated (compensatory plan)	10-K	10.10	03/16/18	000-50400

10.5	Employment Agreement with William L. Hedgepeth II (management contract)	10-K	10.7	03/31/08	000-50400

10.6	Employment Agreement of W. Keith Betts (management contract)	8-K	10.1	01/12/17	000-50400

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.
10.7	First Amendment to Employment Agreement of W. Keith Betts (management contract)	8-K	10.2	01/28/19	000-50400

10.7	Employment Agreement of Mark A. Jeffries (management contract)	10-K	10.12	03/31/15	000-50400

10.8	First Amendment to Employment Agreement of Mark A. Jeffries (management contract)	8-K	10.1	01/28/19	000-50400

10.9	Employment Agreement of Lynn H. Johnson (management contract)	10-K	10.11	03/31/15	000-50400

10.10	First Amendment to Employment Agreement of Lynn H. Johnson (management contract)	8-K	10.1	02/26/18	000-50400

10.11	Employment Agreement of D. Richard Tobin, Jr. (management contract)	10-K	10.8	03/28/13	000-50400

10.12	2019 Supplemental Executive Retirement Plan Agreement with William L. Hedgepeth II (compensatory plan)	8-K	10.1	09/24/19	000-50400

10.13	2019 Supplemental Executive Retirement Plan Agreement with Lynn H. Johnson (compensatory plan)	8-K	10.2	09/24/19	000-50400

21.1	Subsidiaries	-	-	Filed herewith	-

23.1	Consent of Dixon Hughes Goodman LLP	-	-	Filed herewith	-

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	-	-	Filed herewith	-

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	-	-	Filed herewith	-

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	-	-	Furnished herewith	-

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	-	-	Furnished herewith	-

101	The following financial information formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text	-	-	Filed herewith	-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.
Registrant

	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth, II
Date: March 11, 2020		President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William L. Hedgepeth, II	March 11, 2020
William L. Hedgepeth, II., President,
Chief Executive Officer and Director

/s/ Mark A. Jeffries	March 11, 2020
Mark A. Jeffries, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ J. Gary Ciccone	March 11, 2020
J. Gary Ciccone, Director

/s/ James H. Glen, Jr.	March 11, 2020
James H. Glen, Jr. Director

/s/ Alicia S. Hawk	March 11, 2020
Alicia S. Hawk, Director

/s/ Gerald W. Hayes, Jr.	March 11, 2020
Gerald W. Hayes, Jr., Director

/s/ Ronald V. Jackson	March 11, 2020
Ronald V. Jackson, Director

/s/ John W. McCauley	March 11, 2020
John W. McCauley, Director

/s/ Carlie C. McLamb, Jr.	March 11, 2020
Carlie C. McLamb Jr., Director

/s/ V. Parker Overton	March 11, 2020
V. Parker Overton, Director

/s/ Anthony E. Rand	March 11, 2020
Anthony E. Rand, Director

/s/ Sharon L. Raynor	March 11, 2020
Sharon L. Raynor, Director

/s/ K. Clark Stallings	March 11, 2020
K. Clark Stallings, Director

/s/ W. Lyndo Tippett	March 11, 2020
W. Lyndo Tippett, Director