Form 10-Q
period 2020-03-31
SELECT BANCORP, INC.
filed 2020-05-11
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020
or

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period ended from                to

Commission File Number 000-50400

Select Bancorp, Inc.

(Exact name of Registrant as specified in its charter)

North Carolina	20-0218264
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

700 W. Cumberland Street
Dunn, North Carolina	28334
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (910) 892-7080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading	Name of each exchange on which registered
Symbol(s)
Common stock, par value $1.00 per share	SLCT	The NASDAQ Stock Market LLC

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

As of May 4, 2020, the registrant had outstanding 18,055,692 shares of Common Stock, $1.00 par value per share.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SELECT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31,
	(Unaudited)	2019*
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$20,030	$19,110
Interest-earning deposits in other banks	35,544	50,920
Federal funds sold	11,673	9,047
Investment securities available for sale, at fair value	64,738	72,367
Loans held for sale	1,606	928
Loans	1,039,514	1,029,975
Allowance for loan losses	(10,586)	(8,324)
NET LOANS	1,028,928	1,021,651
Accrued interest receivable	3,839	4,189
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	3,059	3,045
Other non-marketable securities	718	719
Foreclosed real estate	3,737	3,533
Premises and equipment, net	17,868	17,791
Right of use lease asset	8,414	8,596
Bank-owned life insurance	29,950	29,789
Goodwill	24,579	24,579
Core deposit intangible (“CDI”)	1,431	1,610
Other assets	7,380	7,202
TOTAL ASSETS	$1,263,494	$1,275,076
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$250,031	$240,305
Savings	41,815	43,128
Money market and NOW	306,051	280,145
Time	384,754	429,260
TOTAL DEPOSITS	982,651	992,838
Short-term debt	20,000	-
Long-term debt	37,372	57,372
Lease liability	8,669	8,813
Accrued interest payable	536	578
Accrued expenses and other liabilities	2,181	2,700
TOTAL LIABILITIES	1,051,409	1,062,301
Shareholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized; 18,055,692 and 18,330,058 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	18,056	18,330
Additional paid-in capital	138,788	140,870
Retained earnings	53,779	52,675
Common stock issued to deferred compensation trust, at cost; 317,756 and 319,753 shares outstanding at March 31, 2020 and December 31, 2019, respectively	(2,791)	(2,815)
Directors’ Deferred Compensation Plan Rabbi Trust	2,791	2,815
Accumulated other comprehensive income	1,462	900
TOTAL SHAREHOLDERS’ EQUITY	212,085	212,775
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,263,494	$1,275,076

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$13,589	$13,042
Federal funds sold and interest-earning deposits in other banks	168	543
Investments	421	465
TOTAL INTEREST INCOME	14,178	14,050
INTEREST EXPENSE
Money market, NOW and savings deposits	348	356
Time deposits	1,931	1,753
Short-term debt	87	26
Long-term debt	352	458
TOTAL INTEREST EXPENSE	2,718	2,593
NET INTEREST INCOME	11,460	11,457
PROVISION FOR LOAN LOSSES	2,273	112
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,187	11,345
NON-INTEREST INCOME
Fees on the sale of mortgages	293	157
Service charges on deposit accounts	338	266
Other fees and income	813	774
TOTAL NON-INTEREST INCOME	1,444	1,197
NON-INTEREST EXPENSE
Personnel	5,632	4,971
Occupancy and equipment	931	727
Deposit insurance	(12)	105
Professional fees	372	382
CDI amortization	179	219
Merger/acquisition related expenses	39	-
Information systems	1,038	789
Foreclosure-related expenses	5	30
Other	1,063	1,081
TOTAL NON-INTEREST EXPENSE	9,247	8,304
INCOME BEFORE INCOME TAX	1,384	4,238
INCOME TAXES	280	931
NET INCOME	$1,104	$3,307
NET INCOME PER COMMON SHARE
Basic	$0.06	$0.17
Diluted	$0.06	$0.17
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	18,255,351	19,315,686
Diluted	18,287,064	19,365,354

See accompanying notes.

4

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Net income	$1,104	$3,307
Other comprehensive income:
Unrealized gain on investment securities available for sale	731	467
Tax effect	(169)	(107)
	562	360

Total comprehensive income	$1,666	$3,667

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Additional paid-in Capital	Retained Earnings	Common Stock Issued to Deferred Compensation Trust	Deferred Comp Plan	Accumulated Other Comprehensive Income	Total Shareholders Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2018	-	$-	19,311,505	$19,312	$150,718	$39,640	$(2,615)	$2,615	$(59)	$209,611
Net income	-	-	-	-	-	3,307	-	-	-	3,307
Other comprehensive income	-	-	-	-	-	-	-	-	360	360
Stock option exercises	-	-	14,980	14	100	-	-	-	-	114
Stock-based compensation	-	-	-	-	59	-	-	-	-	59
Directors’ equity incentive plan, net	-	-	-	-	-	-	37	(37)	-	-
Balance at March 31, 2019	-	$-	19,326,485	$19,326	$150,877	$42,947	$(2,652)	$2,652	$301	$213,451

Balance at December 31, 2019	-	$-	18,330,058	$18,330	$140,870	$52,675	$(2,815)	$2,815	$900	$212,775
Net income	-	-	-	-	-	1,104	-	-	-	1,104
Other comprehensive income	-	-	-	-	-	-	-	-	562	562
Stock repurchases	-	-	(275,366)	(275)	(2,193)	-	-	-	-	(2,468)
Stock option exercises	-	-	1,000	1	6	-	-	-	-	7
Stock-based compensation	-	-	-	-	105	-	-	-	-	105
Directors’ equity incentive plan, net	-	-	-	-	-	-	24	(24)	-	-
Balance at March 31, 2020	-	$-	18,055,692	$18,056	$138,788	$53,779	$(2,791)	$2,791	$1,462	$212,085

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,104	$3,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,273	112
Depreciation and amortization of premises and equipment	422	622
Amortization and accretion of investment securities	171	142
Amortization of right of use lease asset	308	-
Amortization of deferred loan fees and costs	(243)	(217)
Amortization of core deposit intangible	179	219
Stock-based compensation	105	59
Accretion on acquired loans	(105)	(200)
Increase in cash surrender value of bank-owned life insurance	(161)	(165)
Proceeds from loans held for sale	10,865	6,667
Originations of loans held for sale	(11,250)	(6,284)
Gain on sales of loans held for sale	(293)	(157)
Net loss on sale and write-downs of foreclosed real estate	-	3
Amortization of deposit premium	(7)	-
Change in assets and liabilities:
Net change in accrued interest receivable	350	(231)
Net change in other assets	(346)	(2,016)
Net change in accrued expenses and other liabilities	(561)	481

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,811	2,342

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of FHLB stock	(14)	(59)
Redemption of non-marketable security	1	24
Purchase of investment securities available for sale	-	(37,948)
Maturities of investment securities available for sale	3,500	-
Mortgage-backed securities pay-downs	4,688	3,079
Net change in loans outstanding	(9,406)	(5,641)
Proceeds from sale of foreclosed real estate	-	65
Net purchases of premises and equipment	(499)	(417)

NET CASH (USED IN) INVESTING ACTIVITIES	(1,730)	(40,897)

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(10,180)	$(29,461)
Repurchase of stock	(2,468)	-
Repayments of lease liability	(270)	(171)
Proceeds from stock option exercises	7	114

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(12,911)	(29,518)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,830)	(68,073)

CASH AND CASH EQUIVALENTS, BEGINNING	79,077	139,362

CASH AND CASH EQUIVALENTS, ENDING	$67,247	$71,289

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,760	$2,741
Taxes	-	-

Non-cash transactions:
Unrealized gains (losses) on investment securities available for sale, net of tax	562	360
Transfers from loans to foreclosed real estate	204	26

See accompanying notes.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE A - BASIS OF PRESENTATION

Select Bancorp, Inc. (the “Company”) is a bank holding company whose principal business activity consists of ownership of Select Bank & Trust Company (referred to as the “Bank”). In 2004, the Company formed New Century Statutory Trust I, which issued trust preferred securities to provide additional capital for general corporate purposes, including the current and future expansion of the Company. New Century Statutory Trust I is not a consolidated subsidiary of the Company. On July 25, 2014, the Company changed its name from New Century Bancorp, Inc. to Select Bancorp, Inc. following its acquisition by merger of Select Bancorp, Inc., Greenville, North Carolina (which we refer to herein as “Legacy Select”). The Company is subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the North Carolina Commissioner of Banks.

The Bank was originally incorporated as New Century Bank on May 19, 2000 and began banking operations on May 24, 2000. On July 25, 2014, the Company acquired Select Bank & Trust Company, Greenville, North Carolina, and changed the Bank’s legal name to Select Bank & Trust Company. On December 15, 2017, the Company acquired Premara Financial, Inc. (“Premara”) and its subsidiary Carolina Premier Bank (“Carolina Premier”) through the merger of Premara with and into the Company, followed immediately by the merger of Carolina Premier with and into the Bank. The Bank continues as the only banking subsidiary of the Company with its headquarters and operations center located in Dunn, North Carolina. The Bank is engaged in general commercial and retail banking in central and eastern North Carolina, as well as in Charlotte, North Carolina, northwest South Carolina, and the Virginia Beach-Norfolk-Newport News, VA-NC, metropolitan statistical area. The Bank is subject to the supervision and regulation of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks.

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2020. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the March 31, 2020 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

COVID-19. The Company has evaluated for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. On March 11, 2020, the World Health Organization declared the outbreak of the disease caused by a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. Several programs are available to businesses impacted by COVID-19 such as loans available through the Payroll Protection Program, deferrals on loan payments on existing loans and a reduced interest rate program available to financial institutions through the Federal Reserve Bank. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact net interest income and noninterest income. Other financial impact could occur though such potential impact is unknown at this time.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At March 31, 2020 and 2019 there were 219,120 and 168,120 anti-dilutive stock options outstanding, respectively.

	Three Months Ended
	March 31,
	2020	2019
Weighted average shares used for basic net income per share	18,255,351	19,315,686
Effect of dilutive stock options	31,713	49,668
Weighted average shares used for diluted net income per share	18,287,064	19,365,354

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, including loans and available-for-sale debt securities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.   On October 16, 2019, the FASB voted to delay implementation of CECL until January 2023 for certain companies, including smaller reporting companies (as defined by the SEC). The Company currently qualifies as a smaller reporting company and is still assessing the impact that this new guidance will have on its consolidated financial statements.

In August 2018, the FASB amended ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement topic of the Accounting Standards Codification. The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The adoption of these amendments did not have a material effect on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative test. The Company adopted this ASU during the first quarter of 2020 with no impact to the consolidated financial position as a result of the adoption.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 – Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides for temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The provisions of this ASU are elective and applicable to all entities that have contracts, hedging relationships and other transactions, subject to certain criteria, that reference LIBOR or another reference rate to be discontinued because of reference rate reform. There are practical expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedge accounting relationships affected by reference rate reform in order to facilitate a smoother transition to new reference rates. For contracts meeting certain criteria, a change in the contract’s reference interest rate would be accounted for as a continuation of that contract rather than the creation of a new contract. This provision applies to loans, debt, leases, and other arrangements. An entity will also be permitted to preserve its hedge accounting when updating its hedging strategies in response to reference rate reform. The guidance will only apply to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three months ended March 31, 2020. Valuation techniques are consistent with techniques used in prior periods.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
March 31, 2020	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
U.S. government agencies- GSE’s	$9,272	$-	$9,272	$-
Mortgage-backed securities-GSE’s	44,482	-	44,482	-
Corporate bonds	2,214	-	2,214	-
Municipal bonds	8,770	-	8,770	-
Total investment for sale	$64,738	$-	$64,738	$-

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
December 31, 2019	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
U.S. government agencies- GSE’s	$9,996	$-	$9,996	$-
Mortgage-backed securities-GSE’s	47,743	-	47,743	-
Corporate bonds	2,299	-	2,299	-
Municipal bonds	12,329	-	12,329	-
Total investment for sale	$72,367	$-	$72,367	$-

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve in the allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2020 and December 31, 2019, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At March 31, 2020, the discounts used are weighted between 3% and 50%. There were no transfers between levels from the prior reporting periods, and there have been no changes in valuation techniques for the three months ended March 31, 2020.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value of the real estate collateral less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate is the discount applied to appraised values to account for expected liquidation and selling costs. At March 31, 2020, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three months ended March 31, 2020.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Loans held for sale

The Company originates fixed and variable rate residential mortgage loans on a service-release basis in the secondary market. Loans closed but not yet settled with an investor are carried in our loans held for sale portfolio. Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with our customers. Therefore, these loans present very little market risk. The Company usually delivers to, and receives funding from, the investor within 30 to 60 days. Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts” basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. Because of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is materially the same as the value of the loan amount at its origination.

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

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
Asset Category		for Identical	Observable	Unobservable
March 31, 2020	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Impaired loans	$7,201	$-	$-	$7,201
Foreclosed real estate	3,737	-	-	3,727

Total	$10,938	$-	$-	$10,938

		Quoted Prices in	Significant
		Active Markets	Other	Significant
Asset Category		for Identical	Observable	Unobservable
December 31, 2019	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Impaired loans	$5,941	$-	$-	$5,941
Foreclosed real estate	3,533	-	-	3,533
Total	$9,474	$-	$-	$9,474

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the carrying values and estimated fair values of the Company's financial instruments at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets:
Cash and due from banks	$20,030	$20,030	$20,030	$-	$-
Interest-earning deposits in other banks	35,544	35,544	35,544	-	-
Federal funds sold	11,673	11,673	11,673	-	-
Investment securities available for sale	64,738	64,738	-	64,738	-
Loans held for sale	1,606	1,606		1,606	-
Loans, net	1,028,928	1,009,919	-	-	1,009,919
Accrued interest receivable	3,839	3,839	-	3,839	-
Stock in FHLB	3,059	3,059	-	-	3,059
Other non-marketable securities	718	718	-	-	718

Financial liabilities:
Deposits	$982,651	$985,248	$-	$985,248	$-
Short-term debt	20,000	20,000	-	20,000	-
Long-term debt	37,372	35,291	-	35,291	-
Accrued interest payable	536	536	-	536	-

	December 31, 2019
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets:
Cash and due from banks	$19,110	$19,110	$19,110	$-	$-
Interest-earning deposits in other banks	50,920	50,920	50,920	-	-
Federal funds sold	9,047	9,047	9,047	-	-
Investment securities available for sale	72,367	72,367	-	72,367	-
Loans held for sale	928	928	-	928	-
Loans, net	1,021,651	1,016,239	-	-	1,016,239
Accrued interest receivable	4,189	4,189	-	4,189	-
Stock in the FHLB	3,045	3,045	-	-	3,045
Other non-marketable securities	719	719	-	-	719

Financial liabilities:
Deposits	$992,838	$995,056	$-	$995,056	$-
Long-term debt	57,372	55,429	-	55,429	-
Accrued interest payable	578	578	-	578	-

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale (“AFS”) investments, with gross unrealized gains and losses, follow:

	March 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
		(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$9,038	$236	$(2)	$9,272
Mortgage-backed securities – GSE’s	42,987	1,506	(11)	44,482
Corporate bonds	2,193	21	-	2,214
Municipal bonds	8,621	149	-	8,770
	$62,839	$1,912	$(13)	$64,738

As of March 31, 2020, accumulated other comprehensive income included net unrealized gains totaling $1.9 million. Deferred tax assets resulting from these net unrealized losses totaled $437,000.

The amortized cost and fair value of “AFS” investments, with gross unrealized gains and losses, follow:

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$9,839	$159	$(2)	$9,996
Mortgage-backed securities – GSE’s	46,926	830	(13)	47,743
Corporate bonds	2,282	17	-	2,299
Municipal bonds	12,152	177	-	12,329
	$71,199	$1,183	$(15)	$72,367

As of December 31, 2019, accumulated other comprehensive income included net unrealized gains totaling $1.2 million. Deferred tax liabilities resulting from these net unrealized gains totaled $269,000.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	March 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
Within 1 year	$9,208	$13	$(6)	$9,215
After 1 year but within 5 years	34,108	1,299	(6)	35,401
After 5 years but within 10 years	6,457	129	(1)	6,585
After 10 years	13,066	471	-	13,537
	$62,839	$1,912	$(13)	$64,738

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(dollars in thousands)
Securities available for sale:
Within 1 year	$8,901	$19	$(6)	$8,914
After 1 year but within 5 years	40,954	695	(7)	41,642
After 5 years but within 10 years	4,568	94	(1)	4,661
After 10 years	16,776	375	(1)	17,150
	$71,199	$1,183	$(15)	$72,367

Securities with a carrying value of $21.6 million and $18.4 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

None of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations. The Company has the intent and ability to hold these securities to recovery. No other than temporary impairments were identified for these investments having unrealized losses for the periods ended March 31, 2020 and December 31, 2019. The Company has not incurred any losses related to securities sales in the first three months of 2020 or during the year ended December 31, 2019.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show the gross unrealized losses and fair value of the Company’s investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019.

	March 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
			(dollars in thousands)
Securities available for sale:
U.S. government agencies- GSEs	$-	$-	$565	$(2)	$565	$(2)
Mortgage-backed securities- GSEs	1,591	(6)	1,997	(5)	3,588	(11)
Municipal bonds	-	-	-	-	-	-
Total temporarily impaired securities	$1,591	$(6)	$2,562	$(7)	$4,153	$(13)

At March 31, 2020, the Company had three securities with an unrealized loss for more than twelve months of $7,000 which consisted of two U.S. government agencies-GSEs and one mortgage-backed GSE bond. Two mortgage-backed GSEs had unrealized losses for less than twelve months totaling $6,000 at March 31, 2020. All unrealized losses are attributable to the general trend of interest rates.

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Securities available for sale:
U.S. government agencies- GSE’s	$872	$-	$621	$(2)	$1,493	$(2)
Mortgage-backed securities- GSE’s	2,672	(3)	3,774	(10)	6,446	(13)
Corporate bonds	-	-	-	-	-	-
Municipal bonds	-	-	-	-	-	-
Total temporarily impaired securities	$3,544	$(3)	$4,395	$(12)	$7,939	$(15)

At December 31, 2019, the Company had two mortgage-backed GSE’s and one U.S Government agency – GSE with an unrealized loss for twelve or more consecutive months totaling $12,000. The Company had three securities with a loss for twelve months or less at December 31, 2019. One U.S. government agency GSE and two mortgage-backed GSE’s had unrealized losses for less than twelve months totaling $3,000 at December 31, 2019. All unrealized losses are attributable to the general trend of interest rates.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS

Following is a summary of the composition of the Company’s loan portfolio at March 31, 2020 and December 31, 2019:

	March 31,		December 31,
Total Loans:	2020		2019
		Percent		Percent
	Amount	of total	Amount	of total
	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$153,923	14.81%	$151,697	14.73%
Commercial real estate	464,326	44.67%	459,115	44.58%
Multi-family residential	70,731	6.80%	69,124	6.71%
Construction	228,646	21.99%	221,878	21.55%
Home equity lines of credit (“HELOC”)	43,816	4.22%	44,514	4.32%
Total real estate loans	961,442	92.49%	946,328	91.89%

Other loans:
Commercial and industrial	72,227	6.95%	75,748	7.35%
Loans to individuals	7,767	0.75%	9,779	0.95%
Overdrafts	242	0.02%	234	0.02%
Total other loans	80,236	7.72%	85,761	8.32%

Gross loans	1,041,678		1,032,089
Less deferred loan origination fees, net	(2,164)	(0.21)%	(2,114)	(0.21)%
Total loans	1,039,514	100.00%	1,029,975	100.00%
Allowance for loan losses	(10,586)		(8,324)
Total loans, net	$1,028,928		$1,021,651

For Purchased Credit Impaired, or PCI loans, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of March 31, 2020 and December 31, 2019 were:

(dollars in thousands)	March 31, 2020	December 31, 2019
Contractually required payments	$18,983	$20,598
Nonaccretable difference	1,574	1,694
Cash flows expected to be collected	17,409	18,904
Accretable yield	2,986	3,191
Carrying value	$14,423	$15,713

Loans are primarily secured by real estate located in eastern and central North Carolina and northwestern South Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2020, the Company had pre-approved but unused lines of credit for customers totaling $174.2 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

A floating lien of $108.6 million of loans was pledged to the FHLB to secure borrowings at March 31, 2020.

The following tables present an age analysis of past due loans, segregated by class of loans as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
			(dollars in thousands)
Commercial and industrial	$58	$977	$46	$3,746	$4,827	$67,400	$72,227
Construction	-	-	-	177	177	228,469	228,646
Multi-family residential	-	-	-	-	-	70,731	70,731
Commercial real estate	2,321	5	323	1,766	4,415	459,911	464,326
Loans to individuals & overdrafts	4	-	-	148	152	7,857	8,009
1-to-4 family residential	883	34	813	922	2,652	151,271	153,923
HELOC	170	-	-	442	612	43,204	43,816
Deferred loan (fees) cost, net	-	-	-	-	-	-	(2,164)
	$3,436	$1,016	$1,182	$7,201	$12,835	$1,028,843	$1,039,514

	December 31, 2019
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
	(dollars in thousands)
Total loans
Commercial and industrial	$1,108	$34	$46	$2,824	$4,012	$71,736	$75,748
Construction	-	-	-	181	181	221,697	221,878
Multi-family residential	-	-	-	-	-	69,124	69,124
Commercial real estate	393	82	321	1,832	2,628	456,487	459,115
Loans to individuals & overdrafts	5	-	-	155	160	9,853	10,013
1-to-4 family residential	859	810	864	505	3,038	148,659	151,697
HELOC	168	-	-	444	612	43,902	44,514
Deferred loan (fees) cost, net	-	-	-	-	-	-	(2,114)
	$2,533	$926	$1,231	$5,941	$10,631	$1,021,458	$1,029,975

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of March 31, 2020 and December 31, 2019:

				Three months ended
	As of March 31, 2020			March 31, 2020
		Contractual
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$2,688	$4,181	$-	$3,684	$44
Construction	436	535	-	438	5
Commercial real estate	4,925	5,744	-	5,504	65
Multi-family residential	-	-	-	269	11
Loans to individuals	255	270	-	99	-
HELOC	750	953	-	734	12
1-to-4 family residential	360	1,792	-	1,735	12
Subtotal:	9,414	13,475	-	12,463	149
With an allowance recorded:
Commercial and industrial	1,128	1,133	601	1,037	-
Commercial real estate	140	140	96	70	-
HELOC	-	-	-	-	-
1-to-4 family residential	71	70	5	71	10
Subtotal:	1,339	1,343	702	1,178	10
Totals:
Commercial	9,317	11,733	697	10,832	114
Consumer	255	270	-	269	11
Residential	1,181	2,815	5	2,540	34
Grand Total:	$10,753	$14,818	$702	$13,641	$159

Impaired loans at March 31, 2020 were approximately $10.8 million and were composed of $7.2 million in non-accrual loans and $3.6 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $1.3 million in impaired loans had specific allowances provided for them while the remaining $9.4 million had no specific allowances recorded at March 31, 2020. Of the $9.4 million with no allowance recorded, $373,000 of those loans have had partial charge-offs recorded.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

				Three months ended
	As of December 31, 2019			March 31, 2019
		Contractual
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans
	(dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$2,796	$4,051	$-	$3,853	$4
Construction	440	537	-	552	5
Commercial real estate	5,585	6,750	-	5,843	66
Multi-family residential	197	197	-	213	3
Loans to individuals & overdrafts	284	293	-	109	-
HELOC	543	678	-	957	15
1-to-4 family residential	395	1,816	-	990	16
Subtotal:	10,240	14,322	-	12,517	109
With an allowance recorded:
Commercial and industrial	731	1,056	403	232	6
Construction	-	-	-	-	-
HELOC	160	222	-	-	-
1-to-4 family residential	81	94	10	134	7
Subtotal:	972	1,307	413	366	13
Totals:
Commercial	9,749	12,591	403	10,693	84
Consumer	284	293	-	109	-
Residential	1,179	2,810	10	2,081	38
Grand Total:	$11,212	$15,694	$413	$12,883	$122

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the first quarter of 2020 and 2019:

	Three months ended March 31, 2020			Three months ended March 31, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
			(dollars in thousands)
Extended payment terms:
Commercial and industrial	5	$2,455	$2,360	4	$1,365	$1,275
Commercial real estate	-	-	-	3	1,283	1,015
1-to-4 family residential	2	209	184	2	432	409
Construction	1	259	259	-	-	-
HELOC	1	50	50	-	-	-
Loans to individuals	-	-	-	1	1	1
Total	9	$2,973	$2,853	10	$3,081	$2,700

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default during that period together with concessions made by loan class during the twelve month periods ended March 31, 2020 and 2019:

	Twelve months ended		Twelve months ended
	March 31, 2020		March 31, 2019
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
	(dollars in thousands)
Extended payment terms:
Commercial and industrial	3	$2,209	8	$1,591
Construction	-	-	1	34
Commercial real estate	-	-	3	697
Loans to Individuals	-	-	1	1
1-to-4 family residential	-	-	4	128
Total	3	$2,209	17	$2,451

At March 31, 2020, the Bank had forty-three loans with an aggregate balance of $9.3 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-eight loans with a balance totaling $3.6 million were still accruing as of March 31, 2020. The remaining TDRs with balances totaling $5.7 million as of March 31, 2020 were in non-accrual status. In response to the impact of COVID – 19 payment deferrals were granted on 290 loans totaling $167.3 million through May 5, 2020.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of March 31, 2020 and December 31, 2019, respectively:

Total loans:

March 31, 2020
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
	(dollars in thousands)
Superior	$2,517	$-	$534	$-
Very good	244	107	1,566	-
Good	5,554	8,445	59,285	6,422
Acceptable	19,928	17,821	257,167	37,544
Acceptable with care	37,540	201,837	139,746	26,765
Special mention	742	259	1,479	-
Substandard	5,702	177	4,549	-
Doubtful	-	-	-	-
Loss	-	-	-	-
	$72,227	$228,646	$464,326	$70,731

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC
Pass	$150,325	$42,703
Special mention	1,133	292
Substandard	2,465	821
	$153,923	$43,816

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts
Pass	$7,735
Special mention	274
$8,009

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Total Loans:

December 31, 2019
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
	(dollars in thousands)
Superior	$4,014	$-	$337	$-
Very good	349	110	1,245	-
Good	5,976	8,674	62,643	4,839
Acceptable	19,197	16,249	255,751	41,113
Acceptable with care	40,579	196,228	133,190	23,172
Special mention	242	436	1,490	-
Substandard	5,391	181	4,459	-
Doubtful	-	-	-	-
Loss	-	-	-	-
	$75,748	$221,878	$459,115	$69,124

Consumer Credit
Exposure By
Internally	1-to-4 family
Assigned Grade	residential	HELOC
Pass	$147,958	$43,585
Special mention	1,246	76
Substandard	2,493	853
	$151,697	$44,514

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts
Pass	$9,727
Special mention	286
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

The following table documents changes to the amount of the accretable yield on PCI loans for the three months ended March 31, 2020 and 2019:

	2020	2019
	(dollars in thousands)
Accretable yield, beginning of period	$3,191	$3,593
Accretion	(280)	(288)
Reclassification from (to) nonaccretable difference	32	117
Other changes, net	43	299
Accretable yield, end of period	$2,986	$3,721

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three month periods ended March 31, 2020 and March 31, 2019, respectively (dollars in thousands):

	Three months ended March 31, 2020
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Loans – excluding PCI
Balance, beginning of period	$1,127	$1,731	$2,837	$1,437	$329	$175	$419	$8,055
Provision for (recovery of) loan losses	717	394	720	267	69	(20)	127	2,274
Loans charged-off	(11)	-	-	-	-	(16)	-	(27)
Recoveries	1	-	1	10	-	4	-	16
Balance, end of period	$1,834	$2,125	$3,558	$1,714	$398	$143	$546	$10,318
PCI Loans
Balance, beginning of period	$178	$6	$14	$56	$-	$-	$15	$269
Provision for (recovery of) loan losses	21	1	-	(13)	-	-	(10)	(1)
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$199	$7	$14	$43	$-	$-	$5	$268
Total Loans
Balance, beginning of period	$1,305	$1,737	$2,851	$1,493	$329	$175	$434	$8,324
Provision for (recovery of) loan losses	738	395	720	254	69	(20)	117	2,273
Loans charged-off	(11)	-	-	-	-	(16)	-	(27)
Recoveries	1	-	1	10	-	4	-	16
Balance, end of period	$2,033	$2,132	$3,572	$1,757	$398	$143	$551	$10,586
Ending Balance: individually evaluated for impairment	$601	$-	$96	$5	$-	$-	$-	$702
Ending Balance: collectively evaluated for impairment	$1,432	$2,132	$3,476	$1,752	$398	$143	$551	$9,884
Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$67,312	$227,538	$453,592	$147,444	$43,017	$7,754	$69,845	$1,016,502
Ending Balance: collectively evaluated for impairment PCI loans	$1,099	$672	$5,669	$6,048	$49	$-	$886	$14,423
Ending Balance: individually evaluated for impairment	$3,816	$436	$5,065	$431	$750	$255	$-	$10,753
Ending Balance	$72,227	$228,646	$464,326	$153,923	$43,816	$8,009	$70,731	$1,041,678

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2019
	Commercial			1-to-4		Loans to	Multi-
	and		Commercial	family		individuals &	family
Allowance for loan losses	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Loans – excluding PCI
Balance, beginning of period	$762	$1,385	$3,024	$1,663	$555	$206	$471	$8,066
Provision for (recovery of) loan losses	214	186	356	(461)	(80)	(15)	(63)	137
Loans charged-off	(251)	-	-	-	(49)	(19)	-	(319)
Recoveries	5	1	15	9	13	5	-	48
Balance, end of period	$730	$1,572	$3,395	$1,211	$439	$177	$408	$7,932
PCI Loans
Balance, beginning of period	$214	$-	$385	$4	$-	$-	$-	$603
Provision for (recovery of) loan losses	(168)	23	(152)	242	2	-	28	(25)
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance, end of period	$46	$23	$233	$246	$2	$-	$28	$578
Total Loans
Balance, beginning of period	$976	$1,385	$3,409	$1,667	$555	$206	$471	$8,669
Provision for (recovery of) loan losses	46	209	204	(219)	(78)	(15)	(35)	112
Loans charged-off	(251)	-	-	-	(49)	(19)	-	(319)
Recoveries	5	1	15	9	13	5	-	48
Balance, end of period	$776	$1,595	$3,628	$1,457	$441	$177	$436	$8,510
Ending Balance: individually evaluated for impairment	$75	$-	$-	$7	$-	$-	$-	$82
Ending Balance: collectively evaluated for impairment	$701	$1,595	$3,628	$1,450	$441	$177	$436	$8,428
Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$75,481	$179,872	$444,893	$148,073	$47,853	$11,313	$56,092	$963,577
Ending Balance: collectively evaluated for impairment PCI loans	$1,481	$747	$7,587	$8,011	$50	$-	$927	$18,803
Ending Balance: individually evaluated for impairment	$2,767	$543	$6,008	$648	$857	$117	$211	$11,151
Ending Balance	$79,729	$181,162	$458,488	$156,732	$48,760	$11,430	$57,230	$993,531

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE H – REVENUE RECOGNITION

The table below presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2020 and 2019.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
	(dollars in thousands)
Service Charges on Deposit Accounts	$338	$266
Other	507	502
Noninterest Income (in-scope of Topic 606)	845	768
Noninterest Income (out-of-scope of Topic 606)	599	429
Total Non-interest Income	$1,444	$1,197

The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2020 and December 31, 2019, the Company did not have any significant contract balances.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE I – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned, or OREO, during the three months ended March 31, 2020 and the year ended December 31, 2019:

	Three Months	Twelve Months
	Ended	Ended
	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Beginning balance January 1	$3,533	$1,088
Sales	-	(120)
Write-downs	-	(49)
Transfers	204	2,614
Ending balance	$3,737	$3,533

At March 31, 2020 and December 31, 2019, the Company had $3.7 million and $3.5 million, respectively, of foreclosed residential real estate property in OREO. The Company had two loans with a recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure in the aggregate amount of $428,000 at March 31, 2020. At December 31, 2019, the Company had 3 loans with recorded investment in the amount of $114,000 in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure.

NOTE J – LEASES

The Company has operating leases for branches and certain equipment. The Company’s leases have remaining lease terms of 1 year to 15 years which may include options to extend the leases for up to 5 years per option period. The Company has some leases that are month to month or expire within 1 year that are not included below.

At March 31, 2020, the Company did not have any leases that had not yet commenced for which we had created a right-of-use asset and a lease liability. For the operating leases the Company has elected the practical expedient of not separating lease components from non-lease components and instead to account for each separate lease component and the non-lease components associated with that lease as a single lease component. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the lease agreements include periodic rate adjustments for inflation.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 25 years. The exercise of lease renewal options is at our sole discretion. When it is reasonably certain that the Company will exercise the option to renew or extend the lease term, that option is included in determining the value of the ROU and lease liability.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The components of lease expense were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
	(dollars in thousands)
Operating lease cost	$308	$261

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$308	$261

Right-of-use assets obtained in exchange for lease obligations:

Operating leases	8,414	9,013

The following table presents the remaining weighted average lease terms and discount rates as of March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Weighted Average Remaining Lease Term Operating Leases	6.7 years	7.3 years

Weighted Average Discount Rate Operating Leases	6.0%	6.0%

Maturities of lease liabilities were as follows:

(In thousands)

Operating
Year Ending December 31,	Leases
2020 (excluding the three months ended March 31, 2020)	$442
2021	649
2022	722
2023	702
2024	675
Thereafter	5,479
Total lease payments	$8,669

NOTE K – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events through the date and time the financial statements were issued and has determined there are two reportable subsequent events. On April 17, 2020 the Company’s wholly owned subsidiary Select Bank & Trust acquired three branches located in western North Carolina from First Citizens Bank with carrying values of approximately $107 million in loans, $2 million in fixed assets and $185 million in deposits. In addition, approximately 1,100 of Select Bank & Trust’s customers participated in the Paycheck Protection Program (PPP) under the CARES Act in which approximately $91 million of PPP loans were approved by the Small Business Administration which is intended to provide economic relief to small businesses adversely impacted by COVID – 19 as of May 5, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Select Bancorp, Inc. (the “Company”). This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by, and information currently available to us. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results, performance or achievements may differ materially from the results expressed or implied by our forward-looking statements. Factors that could influence actual results, performance or achievements include, among other things: the impact of the novel coronavirus and the associated COVID-19 disease pandemic on the business, financial condition and results of operations of the Company and its customers, changes in national, regional and local market conditions; changes in legislative and regulatory conditions, changes in the interest rate environment, breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats; and adverse changes in credit quality trends.

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

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small- to medium-sized businesses located in Harnett, Brunswick, New Hanover, Carteret, Cumberland, Johnston, Mecklenburg, Pitt, Robeson, Sampson, Wake, Pasquotank, Martin, Alamance, and Wayne counties in North Carolina, York and Cherokee counties in South Carolina, and Virginia Beach, Virginia. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking accounts, savings accounts, and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

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

Comparison of Financial Condition at

March 31, 2020 and December 31, 2019

During the first three months of 2020, total assets decreased by $11.6 million to $1.3 billion as of March 31, 2020. The decrease in assets was due primarily to cash used to pay down wholesale deposits. Earning assets at March 31, 2020 totaled $1.1 billion and consisted of $1.0 billion in net loans, $64.7 million in investment securities, $35.5 million in cash, overnight investments and interest-bearing deposits in other banks, $11.7 million in federal funds sold and $3.8 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the first quarter of 2020 were $982.7 million and $212.1 million, respectively.

Since the end of 2019, gross loans have increased by $9.5 million to $1.0 billion as of March 31, 2020. The increase in gross loans was due primarily to normal customer demand. At March 31, 2020, gross loans consisted of $72.2 million in commercial and industrial loans, $464.3 million in commercial real estate loans, $70.7 million in multi-family residential loans, $8.0 million in consumer loans, $153.9 million in residential real estate loans, $43.8 million in HELOCs, and $228.6 million in construction loans. Deferred loan fees, net of costs, on these loans were $2.2 million at March 31, 2020.

At March 31, 2020 the Company held $11.7 million in federal funds sold compared to $9.0 million in federal funds sold at December 31, 2019. Interest-earning deposits in other banks were $35.5 million at March 31, 2020, a $15.4 million decrease from December 31, 2019. The Company’s investment securities at March 31, 2020 were $64.7 million, a decrease of $7.6 million from December 31, 2019. The investment portfolio as of March 31, 2020 consisted of $9.3 million in government agency debt securities, $44.5 million in mortgage-backed securities, $2.2 million in corporate bonds and $8.8 million in municipal securities. The net unrealized gain on these securities was $1.9 million as of March 31, 2020.

At March 31, 2020, the Company had an investment of $3.1 million in Federal Home Loan Bank (“FHLB”) stock, which increased by $14,000 from December 31, 2019. Also, the Company had $718,000 in other non-marketable securities at March 31, 2020 compared to $719,000 at December 31, 2019.

At March 31, 2020, non-earning assets were $87.3 million, a decrease of $669,000 from $86.6 million as of December 31, 2019. Non-earning assets included $20.0 million in cash and due from banks, bank premises and equipment of $17.9 million, goodwill of $24.6 million, core deposit intangible of $1.4 million, accrued interest receivable of $3.8 million, right of use lease asset of $8.4 million, foreclosed real estate of $3.7 million, and other assets totaling $7.4 million, including net deferred taxes of $2.6 million. Since the income on bank-owned life insurance is included in non-interest income, this asset is not included in the Company’s calculation of earning assets. The decrease in non-earning assets was due primarily to the reduction in cash and due from banks.

Total deposits at March 31, 2020 were $982.7 million and consisted of $250.0 million in non-interest-bearing demand deposits, $306.1 million in money market and negotiable order of withdrawal, or NOW, accounts, $41.8 million in savings accounts, and $384.8 million in time deposits. Total deposits decreased by $10.2 million from $992.8 million as of December 31, 2019, due primarily to the decrease in brokered time deposits. The Bank had $0 in brokered demand deposits and $19.5 million in brokered time deposits as of March 31, 2020. The Bank had $0 in brokered demand deposits and $45.0 million in brokered time deposits as of December 31, 2019.

As of March 31, 2020, the Company had $45.0 million (of which $20.0 million is identified as short-term borrowings and $25.0 million is identified as long-term debt) in FHLB borrowings, and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at March 31, 2020 was $212.1 million, a decrease of $690,000 from $212.8 million as of December 31, 2019. Accumulated other comprehensive income relating to available for sale securities increased $562,000 during the three months ended March 31, 2020. Other changes in shareholders’ equity included net income of $1.1 million, stock repurchase of $2.5 million and $7,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At March 31, 2020, the Company had $3.4 million in loans that were 30 to 59 days past due and $1.0 million in loans that were 30 to 89 days past due. This represented 0.43% of gross loans outstanding on that date. This is an increase from December 31, 2019 when there were $3.4 million in loans that were 30-89 days past due or 0.34% of gross loans outstanding. Non-accrual loans increased from $5.9 million at December 31, 2019 to $7.2 million at March 31, 2020.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans increased from 1.18% at December 31, 2019 to 1.23% at March 31, 2020. The Company had an increase of $1.3 million in non-accruals from $5.9 million at December 31, 2019 and a decrease in accruing troubled debt restructurings or TDRs, from $6.2 million at December 31, 2019 to $5.6 million as of March 31, 2020. Of the non-accrual loans as of March 31, 2020, four commercial real estate loans totaled $1.3 million, two construction loans totaled $177,000, sixteen commercial loans totaled $4.2 million, five HELOC loans totaled $442,000, ten 1-to-4 family residential loans totaled $922,000 and consumer made up the remaining balance.

At March 31, 2020, the Bank had forty-three loans totaling $9.3 million that were considered to be troubled debt restructurings. Twenty-eight of these loans totaling $5.6 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Non-accrual loans	$7,201	$5,941
Accruing TDRs	5,619	6,207
Total non-performing loans	12,820	12,148
Foreclosed real estate	3,737	3,533
Total non-performing assets	$16,557	$15,681
Accruing loans past due 90 days or more	$1,182	$1,231
Allowance for loan losses	$10,586	$8,324
Non-performing loans to period end loans	1.23%	1.18%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.35%	1.30%
Allowance for loan losses to period end loans	1.02%	0.81%
Allowance for loan losses to non-performing loans	83%	69%
Allowance for loan losses to non-performing assets	64%	53%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	60%	49%
Non-performing assets to total assets	1.31%	1.23%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.40%	1.33%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at March 31, 2020 and December 31, 2019 were $16.6 million and $15.7 million, respectively. The allowance for loan losses at March 31, 2020 represented 64% of non-performing assets compared to 53% at December 31, 2019.

Total impaired loans at March 31, 2020 were $10.7 million. This included $7.2 million in loans that were classified as impaired because they were in non-accrual status and $3.5 million in accruing TDRs. Of these loans, $1.3 million required a specific reserve of $702,000 at March 31, 2020.

Total impaired loans at December 31, 2019 were $11.2 million. This included $5.9 million in loans that were classified as impaired because they were in non-accrual status and $6.2 million in accruing TDRs. Of these loans, $1.0 million required a specific reserve of $413,000 at December 31, 2019.

The allowance for loan losses was $10.6 million at March 31, 2020 or 1.02% of gross loans outstanding as compared to 0.81% reported as a percentage of gross loans at December 31, 2019. This increase resulted primarily from changes in loans requiring a specific reserve plus qualitative factors related to interest rates and economic performance indicators. The Legacy Select loans and Carolina Premier loans were recorded at estimated fair value as of the acquisition date and the related credit risk is reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of the allowance for loan losses to gross loans. The allowance for loan losses at March 31, 2020 represented 83% of non-performing loans compared to 69% at December 31, 2019. It is management’s assessment that the allowance for loan losses as of March 31, 2020 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future. The current economic and business disruptions in the Bank’s markets, and in the national and global markets more generally, are unprecedented, as state, local, and national governing bodies attempt to address the public health emergency caused by COVID-19. Management expects the Company’s customers, including its borrowers, will continue to experience the financial impacts of COVID-19 over the balance of the 2020 fiscal year. Depending on the length of financial impact and the effectiveness of the various governmental programs put in place to stabilize economic conditions, Company management would expect to see increased volatility in the Company’s allowance for loan losses and related provision expense during subsequent quarters in 2020. See Item 1A (Risk Factors) later in this report for additional discussion of COVID-19.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	March 31, 2020
				More
	1 Year	Over 1 to	Over 3 to	Than
(dollars in thousands)	or Less	3 Years	5 Years	5 Years	Total
Time deposits	$288,269	$90,258	$6,227	$-	$384,754
Short-term borrowings	20,000	-	-	-	20,000
Long-term debt	-	-	25,000	12,372	37,372
Operating leases	599	1,408	1,365	5,297	8,669
Total contractual obligations	$308,868	$91,666	$32,592	$17,669	$450,795

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

At March 31, 2020 and December 31, 2019, the Company had $27.8 million and $27.7 million in non-1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At March 31, 2020 and December 31, 2019, the Company had $10.4 million and $10.0 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 21.0% and 23.2% of total risk-based capital as of March 31, 2020 and December 31, 2019, which is less than the 100% maximum allowed. These loans may represent more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At March 31, 2020, the Company had four product type groups which exceeded this guideline; Office Building, which represented 44% of risk-based capital or $79.7 million; Commercial Construction, which represented 56% of risk-based capital or $102.0 million; 1-to-4 Family Rental property, which represented 42% of risk-based capital or $76.5 million and Apartment Complex/Multi-Family, which represented 42% of risk-based capital or $76.5 million. All other commercial real estate groups were at or below the 40% threshold. The internal guideline levels heighten the level of Company monitoring of such loans in underwriting and ongoing servicing activities.

At December 31, 2019, the Company had three product types that exceeded the 40% guideline. The following product types were in excess of the 40% guidelines; apartments, commercial construction and office buildings. All other commercial and residential real estate product types were under the 40% threshold as of such date.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of March 31, 2020 and December 31, 2019.

Acquisition, Development and Construction Loans

(dollars in thousands)

	March 31, 2020			December 31, 2019
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total
Total ADC loans	$194,070	$34,576	$228,646	$186,038	$35,840	$221,878
Average Loan Size	$322	$576		$331	$607
Percentage of total loans	18.67%	3.33%	22.00%	18.06%	3.48%	21.55%
Non-accrual loans	$177	$-	$177	$181	$-	$181

Management monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at March 31, 2020 and December 31, 2019.

	March 31, 2020				December 31, 2019
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent
	(dollars in thousands)
Harnett County	$5,793	2.53%	$4,761	10.87%	$9,637	4.34%	$5,156	11.58%
Alamance County	674	0.30%	1,200	2.74%	845	0.38%	1,072	2.41%
Beaufort County	-	-%		-%	-	-%	-	-%
Brunswick County	15,432	6.75%	1,599	3.65%	15,456	6.97%	1,629	3.67%
Carteret County	5,550	2.43%	2,308	5.27%	5,352	2.41%	2,190	4.92%
Cherokee County	-	-%	21	0.05%	-	-%	22	0.05%
Craven County	-	-%	-	-%	-	-%	-	-%
Cumberland County	25,449	11.13%	2,271	5.18%	24,601	11.09%	2,285	5.13%
Durham County	-	-%	61	0.14%	-	-%	-	-%
Mecklenburg County	15,224	6.66%	3,724	8.50%	18,142	8.18%	2,689	6.04%
New Hanover County	41,781	18.27%	2,454	5.60%	40,518	18.26%	2,885	6.48%
Pasquotank County	2,401	1.05%	1,607	3.67%	1,997	0.90%	1,693	3.80%
Pitt County	18,703	8.18%	5,507	12.57%	16,098	7.25%	5,442	12.23%
Robeson County	672	0.29%	3,332	7.60%	1,165	0.53%	2,939	6.60%
Sampson County	101	0.04%	1,761	4.02%	23	0.01%	1,743	3.92%
Virginia Beach	1,398	0.61%	96	0.22%	142	0.06%	99	0.22%
Wake County	22,377	9.79%	1,628	3.71%	23,407	10.56%	1,640	3.68%
Wayne County	2,278	1.00%	3,120	7.12%	1,572	0.71%	3,183	7.15%
Wilson County	473	0.21%	84	0.19%	477	0.21%	72	0.16%
York County	2,019	0.88%	880	2.01%	1,931	0.87%	1,123	2.52%
All other locations	68,321	29.88%	7,402	16.89%	60,515	27.27%	8,652	19.44%
Total	$228,646	100.00%	$43,816	100.00%	$221,878	100.00%	$44,514	100.00%

Interest-Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest-only payment terms. At March 31, 2020, the Company had $266.2 million in loans that had terms permitting interest-only payments. This represented 25.6% of the total loan portfolio. At December 31, 2019, the Company had $249.9 million in loans that had terms permitting interest only payments. This represented 24.3% of the total loan portfolio. Recognizing the risk inherent with interest-only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest-only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $81.3 million, or 7.8% of total loans, at March 31, 2020 compared to $82.0 million, or 8.0% of total loans, at December 31, 2019. The Company’s ten largest customer relationships totaled $128.2 million, or 12.3% of total loans, at March 31, 2020 compared to $129.5 million, or 12.6% of total loans, at December 31, 2019. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended March 31, 2020 and 2019

General. During the first quarter of 2020, the Company had net income of $1.1 million as compared with net income of $3.3 million for the first quarter of 2019. Net income per common share for the first quarter of 2020 was $0.06 basic and diluted, compared with net income per common share of $0.17 basic and diluted, for the first quarter of 2019. Results of operations for the first quarter of 2020 were primarily impacted by an increase of $3,000 in net interest income and an increase in non-interest expense of $943,000, which was primarily related to increases in occupancy expenses of $204,000, and information systems expenses of $249,000, personnel expense of $661,000 which were offset by a decrease in deposit insurance expense of $117,000 and foreclosed real estate expense of $25,000. The Company recorded a provision for loan losses of $2.3 million for the first quarter of 2020 compared to a provision of $112,000 in the first quarter of 2019, which increased provision expense had a significant impact on the reduced net income reported for the 2020 first quarter as compared to the comparative period in 2019.

Net Interest Income. Net interest income remained basically unchanged for the first quarter of 2020 from the first quarter of 2019. The Company’s total interest income was affected by an increase in earning loans, which was offset by a reduction in earning balances of federal funds sold and investments in addition to the interest rate reductions. Average total interest-earning assets were $1.1 billion in the first quarter of 2020 compared with $1.1 billion during the same period in 2019, while the average yield on those assets decreased 4 basis points from 5.02% to 4.98%, which was primarily due to the reduction of interest rates on federal funds purchased and reduced investment securities.

The Company’s average interest-bearing liabilities increased by $16.8 million to $788.4 million for the quarter ended March 31, 2020 from $771.6 million for the same period one year earlier and the cost of those funds increased from 1.36% to 1.39%, or 3 basis points. The increase in interest-bearing liabilities was a primary result of increased savings, money market and time deposits offset by reduced advances. During the first quarter of 2020, the Company’s net interest margin was 4.03% and net interest spread was 3.59%. In the same quarter ended one year earlier, net interest margin was 4.09% and net interest spread was 3.65%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company uses loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the first quarter of 2020, the Company recorded a provision for loan losses of $2.3 million, as compared to the provision of $112,000 that was recorded in the first quarter of 2019.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2020 was $1.4 million, an increase of $247,000 from the first quarter of 2019. Service charges on deposit accounts increased $72,000 to $338,000 for the quarter ended March 31, 2020 from $266,000 for the same period in 2019. Other non-deposit fees and income increased $39,000 from the first quarter of 2019 to the first quarter of 2020 due to increases in various items. Fees from the sale of mortgages increased from $157,000 for the quarter ended March 31, 2019 to $293,000 for the first quarter of 2020. The Company did not have sales of securities during the three months ended March 31, 2020 or 2019, respectively.

Non-Interest Expenses. Non-interest expenses increased by $943,000 to $9.2 million for the quarter ended March 31, 2020, from $8.3 million for the same period in 2019. In general, most categories of non-interest expenses increased primarily due to changes in the Company’s branch network. The following are highlights of the significant categories of non-interest expenses during the first quarter of 2020 versus the same period in 2019:

•	Personnel expenses increased $661,000 to $5.6 million, due to additional personnel and cost of living increases.

•	Occupancy expenses increased $204,000, primarily due to additional branches, repairs and maintenance and increased rent expense due to normal rent escalation.
•	Integration related expenses increased $39,000.
•	CDI expense decreased $40,000 due to the amortization.

•	Information systems expense increased by $249,000 due to increased expenses related to the new mobile banking platform and security cost for the core processing system.

•	Professional fees decreased by $10,000 to $372,000.
•	Deposit insurance expenses decreased by $117,000 due to increased premium credit earned.

Provision for Income Taxes. The Company’s effective tax rate was 20.2% and 22.0% for the quarters ended March 31, 2020 and 2019, respectively.

As of March 31, 2020 and December, 31, 2019, the Company had a net deferred tax asset in the amount of $2.6 million and $2.8 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of March 31, 2020 and December 31, 2019, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

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

	March 31, 2020			March 31, 2019
	(dollars in thousands)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans, gross of allowance	$1,020,630	$13,600	5.36%	$976,420	$13,050	5.42%
Investment securities	68,174	439	2.59%	66,576	496	3.02%
Other interest-earning assets	58,827	168	1.15%	95,705	543	2.30%
Total interest-earning assets	1,147,631	14,207	4.98%	1,138,701	14,089	5.02%

Other assets	108,312			100,146

Total assets	$1,255,943			$1,238,847
Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$323,049	348	0.43%	$303,781	356	0.48%
Time deposits over $100,000	303,087	1,499	1.99%	285,980	1,304	1.85%
Other time deposits	104,895	432	1.66%	117,463	449	1.55%
Borrowings	57,372	439	3.08%	64,372	484	3.05%

Total interest-bearing liabilities	788,403	2,718	1.39%	771,596	2,593	1.36%

Non-interest-bearing deposits	241,131			242,547
Other liabilities	11,907			12,574
Shareholders' equity	214,502			212,130

Total liabilities and shareholders' equity	$1,255,943			$1,238,847

Net interest income/interest rate spread (taxable-equivalent basis)		$11,489	3.59%		$11,496	3.65%

Net interest margin (taxable-equivalent basis)			4.03%			4.09%

Ratio of interest-earning assets to interest-bearing liabilities	145.56%			147.58%

Reported net interest income Net interest income/net interest margin (taxable-equivalent basis)		$11,489	4.02%		$11,496	4.08%

Less:
taxable-equivalent adjustment		29			39

Net Interest Income		$11,460			$11,457

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 10.4% of total assets at March 31, 2020 as compared to 11.9% as of December 31, 2019.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of March 31, 2020, the Company had existing credit lines with other financial institutions to purchase up to $239.2 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $108.6 million of qualifying loans is pledged to the FHLB to secure borrowings. At March 31, 2020, the Company had $45.0 million in FHLB advances outstanding. Another source of short-term borrowings available to the Bank is securities sold under agreements to repurchase. At March 31, 2020, in addition to FHLB advances, total borrowings consisted of junior subordinated debentures of $12.4 million.

Total deposits were $982.7 million at March 31, 2020. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 39.2% of total deposits at March 31, 2020. Time deposits of $250,000 or more represented 14.3% of the Company’s total deposits at March 31, 2020. At quarter-end, the Company had $19.5 million in brokered time deposits and $0 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. The Common Equity Tier 1 risk-based ratio does not include limited life components such as trust preferred securities in this calculation. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 16.79% at March 31, 2020.

As the following table indicates, at March 31, 2020, the Company and the Bank both exceeded minimum regulatory capital requirements as specified below.

	Actual	Minimum
Select Bancorp, Inc.	Ratio	Requirement
Total risk-based capital ratio	18.16%	8.00%
Tier 1 risk-based capital ratio	17.23%	6.00%
Leverage ratio	15.98%	4.00%
Common Equity Tier 1 risk-based capital ratio	16.18%	4.50%

		Regulatory
	Actual	Minimum	Well-Capitalized
Select Bank & Trust	Ratio	Requirement	Requirement
Total risk-based capital ratio	15.92%	8.00%	10.00%
Tier 1 risk-based capital ratio	14.99%	6.00%	8.00%
Leverage ratio	13.90%	4.00%	5.00%
Common Equity Tier 1 risk-based capital ratio	14.99%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of March 31, 2020.

Management expects that the Bank will remain “well-capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company intends to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Company’s most significant market risk exposure is interest rate risk. The Company’s primary goal in managing interest rate risk is to minimize the effect that changes in market interest rates have on earnings and capital. This goal is accomplished through the active management of the balance sheet. The goal of these activities is to structure the maturity and repricing of assets and liabilities to produce stable net interest income despite changing interest rates. The Company’s overall interest rate risk position is governed by policies approved by the Board of Directors and guidelines established and monitored by the Bank’s Asset/Liability Committee (“ALCO”).

To measure, monitor, and report on interest rate risk, the Company begins with two models: (1) net interest income (“NII”) at risk, which measures the impact on NII over the next twelve and twenty-four months to immediate changes in interest rates and (2) net economic value of equity (“EVE”), which measures the impact on the present value of net assets to immediate changes in interest rates. NII at risk is designed to measure the potential short-term impact of changes in interest rates on NII. EVE is a long-term measure of interest rate risk to the Company’s balance sheet, or equity. Gap analysis, which is the difference between the amount of balance sheet assets and liabilities repricing within a specified time period, is used as a secondary measure of the Company’s interest rate risk position. All of these models are subject to ALCO guidelines and are monitored regularly.

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

Key assumptions used in the models described above include the timing of cash flows, the maturity and repricing of assets and liabilities, changes in market conditions, and interest-rate sensitivities of the Company’s non-maturity deposits with respect to interest rates paid and the level of balances. These assumptions are inherently uncertain and, as a result, the models cannot precisely calculate future NII or predict the impact of changes in interest rates on NII and EVE. Actual results could differ from simulated results due to the timing, magnitude and frequency of changes in interest rates and market conditions, changes in spreads and management strategies, among other factors. Projections of NII are assessed as part of the Company’s forecasting process.

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of December 31, 2019.

	December 31, 2019
	Estimated	Estimated
	Change to	Change to
(Dollars in thousands)	NII	EVE
Immediate change in interest rates:
+ 4.0%	8.9%	9.7%
+ 3.0%	6.8	8.0
+ 2.0%	4.4	5.9
+ 1.0%	1.9	3.1
No change	-	-
- 1.0%	(1.3)	(4.0)

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the first quarter of 2020. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter of 2020 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently engaged in, nor are any of its properties subject to, any material legal proceedings. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it attempts to collect loans, enforce its security interest in loans, or other matters of similar nature.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the following:

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of factors impacting us or our borrowers, customers or business partners, including but not limited to:

•	demand for our products and services may decline, making it difficult to grow assets and income;

•	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•	as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;

•	we rely on third-party vendors for certain services and the unavailability of a critical service (such as information technology network and data processing services) due to the COVID-19 outbreak could have an adverse effect on us;

•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs;

•	operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions; and

•	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity.

Additionally, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of these factors could negatively impact our business, financial condition, and results of operations and prospects. These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel and developing work-from-home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.

The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 17, 2019, the Company announced that its Board of Directors approved a new stock repurchase plan (the “2019 Repurchase Plan”). Under the 2019 Repurchase Plan, the Company is authorized to repurchase up to 937,248 outstanding shares of its common stock in the open market or through privately negotiated transactions.

Share repurchase activity for the 2019 Repurchase Plan during the three months ended March 31, 2020 was as follows:

Issuer Purchases of Equity Securities
Period	Total number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Shares approved	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1-31, 2020 (Plan 2)	11,972	11.66	11,972		498,534
February 1-29, 2020 (Plan 2)	58,872	11.58	70,844		439,662
March 1-31, 2020 (Plan 2)	204,522	8.05	275,366		235,140

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, in XBRL (eXtensible Business Reporting Language)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: May 11, 2020	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: May 11, 2020	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer

