Form 10-Q
period 2020-06-30
SELECT BANCORP, INC.
filed 2020-08-10
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 5, 2020, the registrant had outstanding 17,862,554 shares of Common Stock, $1.00 par value per share.

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SELECT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31,
	(unaudited)	2019*

	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$24,037	$19,110
Interest-earning deposits in other banks	157,521	50,920
Federal funds sold	9,726	9,047
Investment securities available for sale, at fair value	62,958	72,367
Loans held for sale	3,455	928
Loans	1,249,999	1,029,975
Allowance for loan losses	(12,054)	(8,324)
NET LOANS	1,237,945	1,021,651
Accrued interest receivable	4,400	4,189
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	3,059	3,045
Other non-marketable securities	718	719
Foreclosed real estate	3,561	3,533
Premises and equipment, net	20,893	17,791
Right of use lease asset	8,953	8,596
Bank owned life insurance	30,110	29,789
Goodwill	41,914	24,579
Core deposit intangible (“CDI”)	1,856	1,610
Other assets	7,854	7,202
TOTAL ASSETS	$1,618,960	$1,275,076
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$400,098	$240,305
Savings	52,597	43,128
Money market and NOW	495,609	280,145
Time	390,449	429,260
TOTAL DEPOSITS	1,338,753	992,838
Short-term debt	20,000	—
Long-term debt	37,372	57,372
Lease liability	9,243	8,813
Accrued interest payable	457	578
Accrued expenses and other liabilities	1,597	2,700
TOTAL LIABILITIES	1,407,422	1,062,301
Shareholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized; no preferred shares were issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 17,862,554 and 18,330,058 shares issued and outstanding at June 30, 2020 and December 31, 2019 , respectively	17,863	18,330
Additional paid-in capital	137,559	140,870
Retained earnings	54,460	52,675
Common stock issued to deferred compensation trust, at cost; 289,611 and 319,753 shares outstanding at June 30, 2020 and December 31, 2019, respectively	(2,553)	(2,815)
Directors’ Deferred Compensation Plan Rabbi Trust	2,553	2,815
Accumulated other comprehensive income	1,656	900
TOTAL SHAREHOLDERS’ EQUITY	211,538	212,775
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,618,960	$1,275,076

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands, except share and per share data)		(In thousands, except share and per share data)
INTEREST INCOME
Loans	$14,086	$13,515	$27,675	$26,557
Federal funds sold and interest-earning deposits in other banks	33	456	201	999
Investments	381	601	802	1,066
TOTAL INTEREST INCOME	14,500	14,572	28,678	28,622

INTEREST EXPENSE
Money market, NOW and savings deposits	648	407	996	763
Time deposits	1,576	1,985	3,507	3,738
Short-term debt	141	26	228	52
Long-term debt	281	457	633	915
TOTAL INTEREST EXPENSE	2,646	2,875	5,364	5,468
NET INTEREST INCOME	11,854	11,697	23,314	23,154
PROVISION FOR (RECOVERY OF) LOAN LOSSES	1,933	(207)	4,206	(95)
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	9,921	11,904	19,108	23,249

NON-INTEREST INCOME
Service charges on deposit accounts	206	284	544	550
Fees from the sale of mortgages	355	230	648	387
Other fees and income	850	814	1,663	1,588
TOTAL NON-INTEREST INCOME	1,411	1,328	2,855	2,525
NON-INTEREST EXPENSE
Personnel	5,786	5,031	11,418	10,002
Occupancy and equipment	986	922	1,917	1,649
Deposit insurance	76	90	64	195
Professional fees	451	483	823	865
Core deposit intangible amortization	195	205	374	424
Merger/acquisition related expenses	709	107	748	107
Information systems	972	877	2,010	1,666
Foreclosure-related expenses	187	10	192	40
Other	1,140	1,086	2,203	2,167
TOTAL NON-INTEREST EXPENSE	10,502	8,811	19,749	17,115
INCOME BEFORE INCOME TAX	830	4,421	2,214	8,659
INCOME TAX	149	973	429	1,904
NET INCOME	681	3,448	1,785	6,755
Basic	$0.04	$0.18	$0.10	$0.35
Diluted	$0.04	$0.18	$0.10	$0.35
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	18,013,863	19,318,358	18,134,607	19,317,029
Diluted	18,030,136	19,359,492	18,157,992	19,360,039

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)

Net income	$681	$3,448	$1,785	$6,755

Other comprehensive income:
Unrealized gains on investment securities-available for sale	252	790	983	1,258
Tax effect	(58)	(178)	(227)	(286)
Total	194	612	756	972

Total comprehensive income	$875	$4,060	$2,541	$7,727

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

								Common Stock	Accumulated
								Issued	Other
					Additional			to Deferred	Comprehensive	Total
	Preferred Stock		Common Stock		paid-in	Retained	Deferred	Compensation	Income	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Comp Plan	Trust	(loss)	Equity
Balance at December 31, 2018	—	$—	19,311,505	$19,312	$150,718	$39,640	$(2,615)	$2,615	$(59)	$209,611
Net income	—	—	—	—	—	3,307	—	—	—	3,307
Other comprehensive income	—	—	—	—	—	—	—	—	360	360
Stock option exercises	—	—	14,980	14	100	—	—	—	—	114
Stock-based compensation	—	—	—	—	59	—	—	—	—	59
Directors’ equity incentive plan, net	—	—	—	—	—	—	37	(37)	—	—
Balance at March 31, 2019	—	$—	19,326,485	$19,326	$150,877	$42,947	$(2,652)	$2,652	$301	$213,451
Net income	—	—	—	—	—	3,448	—	—	—	3,448
Other comprehensive income	—	—	—	—	—	—	—	—	612	612
Stock repurchases	—	—	(64,496)	(64)	(662)	—	—	—	—	(726)
Stock option exercises	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	60	—	—	—	—	60
Balance at June 30, 2019	—	$—	19,261,989	$19,262	$150,275	$46,395	$(2,652)	$2,652	$913	$216,845

								Common Stock
								Issued	Accumulated
					Additional			to Deferred	Other	Total
	Preferred Stock		Common Stock		paid-in	Retained	Deferred	Compensation	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Comp Plan	Trust	Income	Equity
Balance at December 31, 2019	—	$—	18,330,058	$18,330	$140,870	$52,675	$(2,815)	$2,815	$900	$212,775
Net income	—	—	—	—	—	1,104	—	—	—	1,104
Other comprehensive income	—	—	—	—	—	—	—	—	562	562
Stock repurchases	—	—	(275,366)	(275)	(2,193)	—	—	—	—	(2,468)
Stock option exercises	—	—	1,000	1	6	—	—	—	—	7
Stock-based compensation	—	—	—	—	105	—	—	—	—	105
Directors’ equity incentive plan, net	—	—	—	—	—	—	24	(24)	—	—
Balance at March 31, 2020	—	$—	18,055,692	$18,056	$138,788	$53,779	$(2,791)	$2,791	$1,462	$212,085
Net income	—	—	—	—	—	681	—	—	—	681
Other comprehensive income	—	—	—	—	—	—	—	—	194	194
Stock repurchases	—	—	(193,138)	(193)	(1,328)	—	—	—	—	(1,521)
Stock option exercises	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	99	—	—	—	—	99
Directors’ equity incentive plan, net	—	—	—	—	—	—	238	(238)	—	—
Balance at June 30, 2020	—	$—	17,862,554	$17,863	$137,559	$54,460	$(2,553)	$2,553	$1,656	$211,538

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2020	2019

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,785	$6,755
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	4,206	(95)
Depreciation and amortization of premises and equipment	869	862
Amortization and accretion of investment securities	307	324
Amortization of right of use asset	623	503
Amortization of deferred loan fees and costs	(458)	(400)
Amortization of core deposit intangible	374	424
Amortization of acquisition premium on time deposits	(109)	—
Stock-based compensation	204	119
Accretion on acquired loans	(620)	(468)
Increase in cash surrender value of bank owned life insurance	(321)	(334)
Proceeds from loans held for sale	26,583	15,707
Originations of loans held for sale	(28,462)	(15,566)
Gain on sales of loans held for sale	(648)	(387)
Net loss on sale and write-downs of foreclosed real estate	176	12
Write-down loss on assets held for sale	—	8
Change in assets and liabilities:
Net change in accrued interest receivable	127	(139)
Net change in other assets	95	(2,063)
Net change in accrued expenses and other liabilities	(1,397)	(753)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,334	4,509

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	(14)	238
Redemption of non-marketable security	1	44
Purchase of investment securities available for sale	(4,563)	(37,948)
Maturities of investment securities available for sale	4,775	1,805
Cash received from branch acquisition	60,234	24,093
Mortgage-backed securities pay-downs	9,873	5,432
Net change in loans outstanding	(116,367)	(10,894)
Proceeds from sale of foreclosed real estate	—	77
Proceeds from sale of premises and equipment	—	660
Purchases of premises and equipment	(1,075)	(808)

NET CASH USED IN INVESTING ACTIVITIES	(47,136)	(17,301)

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended
	June 30,
	2020	2019

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$160,541	$24,784
Repayments of short-term debt	—	(7,000)
Repayment of lease liability	(550)	(300)
Repurchase of common stock	(3,989)	(726)
Proceeds from stock options exercised	7	114

NET CASH PROVIDED BY FINANCING ACTIVITIES	156,009	16,872

NET CHANGE IN CASH AND CASH EQUIVALENTS	112,207	4,080

CASH AND CASH EQUIVALENTS, BEGINNING	79,077	139,362

CASH AND CASH EQUIVALENTS, ENDING	$191,284	$143,442

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$5,484	$5,498
Income taxes paid	1,361	1,580

Non-cash transactions:
Change in fair value of investment securities available for sale, net of tax	756	972
Transfer from loans to foreclosed real estate	204	469

Acquisition:
Assets acquired (excluding goodwill)	170,914	—
Liabilities assumed	186,416	—
Goodwill recorded	17,335	—

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

The Bank was originally incorporated as New Century Bank on May 19, 2000 and began banking operations on May 24, 2000. On July 25, 2014, the Company acquired Select Bank & Trust Company, Greenville, North Carolina, and changed the Bank’s legal name to Select Bank & Trust Company. On December 15, 2017, the Company acquired Premara Financial, Inc. (“Premara”) and its subsidiary Carolina Premier Bank (“Carolina Premier”) through the merger of Premara with and into the Company, followed immediately by the merger of Carolina Premier with and into the Bank. The Bank continues as the only banking subsidiary of the Company with its headquarters and operations center located in Dunn, North Carolina. The Bank is engaged in general commercial and retail banking in the State of North Carolina, northwest South Carolina, and the Virginia Beach-Norfolk-Newport News, VA-NC, metropolitan statistical area. The Bank is subject to the supervision and regulation of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks.

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2020. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the June 30, 2020 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

COVID-19. The Company has evaluated for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. On March 11, 2020, the World Health Organization declared the outbreak of the disease caused by a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. Several programs are available to businesses impacted by COVID-19 such as loans available through the Paycheck Protection Program, deferrals on loan payments on existing loans and a reduced interest rate program available

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

to financial institutions through the Federal Reserve Bank. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact net interest income and noninterest income. Other financial impact could occur though such potential impact is unknown at this time.

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At June 30, 2020 and 2019 there were 219,120 and 172,120 anti-dilutive stock options outstanding, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Weighted average number of common shares used in computing basic net income per share	18,013,863	19,318,358	18,134,607	19,317,029

Effect of dilutive stock options	16,273	41,134	23,385	43,010

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	18,030,136	19,359,492	18,157,992	19,360,039

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The adoption of these amendments did not have a material effect on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative test. The Company adopted this ASU during the first quarter of 2020 with no impact to the consolidated financial position as a result of the adoption.

In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04 - Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides for temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The provisions of this ASU are elective and applicable to all entities that have contracts, hedging relationships and other transactions, subject to certain criteria, that reference LIBOR or another reference rate to be discontinued because of reference rate reform. There are practical expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedge accounting relationships affected by reference rate reform in order to facilitate a smoother transition to new reference rates. For contracts meeting certain criteria, a change in the contract's reference interest rate would be accounted for as a continuation of that contract rather than the creation of a new contract. This provision applies to loans, debt, leases, and other arrangements. An entity will also be permitted to preserve its hedge accounting when updating its hedging strategies in response to reference rate reform. The guidance will only apply to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. This ASU is effective for March 12, 2020 through December 31, 2022.  The Company is still assessing this ASU but is not expecting it to have an impact to the consolidated financial position.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.
●	Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.
●	Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three and six months ended June 30, 2020. Valuation techniques are consistent with techniques used in prior periods.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
June 30, 2020	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
U.S. government agencies – GSE’s	$9,086	$—	$9,086	$—

Mortgage-backed securities – GSE’s	39,533	—	39,533	—

Corporate Bonds	2,206	—	2,206	—

Municipal bonds	12,133	—	12,133	—

Total investment available for sale	$62,958	$—	$62,958	$—

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
December 31, 2019	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
U.S. government agencies – GSE’s	$9,996	$—	$9,996	$—

Mortgage-backed securities – GSE’s	47,743	—	47,743	—

Corporate Bonds	2,299	—	2,299	—

Municipal bonds	12,329	—	12,329	—

Total investment available for sale	$72,367	$—	$72,367	$—

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve in the allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2020 and December 31, 2019, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At June 30, 2020, the discounts

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

used are weighted between 3% and 50%. There were no transfers between levels from the prior reporting periods, and there have been no changes in valuation techniques for the three and six months ended June 30, 2020.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value of the real estate collateral less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate is the discount applied to appraised values to account for expected liquidation and selling costs. At June 30, 2020, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three and six months ended June 30, 2020.

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

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Asset Category June 30, 2020	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Impaired loans	$7,979	$—	$—	$7,979
Foreclosed real estate	3,561	—	—	3,561
Total	$11,540	$—	$—	$11,540

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Asset Category December 31, 2019	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Impaired loans	$5,941	$—	$—	$5,941
Foreclosed real estate	3,533	—	—	3,533
Total	$9,474	$—	$—	$9,474

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Financial assets:
Cash and due from banks	$24,037	$24,037	$24,037	$—	$—
Interest-earning deposits in other banks	157,521	157,521	157,521	—	—
Federal funds sold	9,726	9,726	9,726	—	—
Investment securities available for sale	62,958	62,958	—	62,958	—
Loans held for sale	3,455	3,455	—	3,455	—
Loans, net	1,237,945	1,239,667	—	—	1,239,667
Accrued interest receivable	4,400	4,400	—	4,400	—
Stock in the FHLB	3,059	3,059	—	—	3,059
Other non-marketable securities	718	718	—	—	718

Financial liabilities:
Deposits	$1,338,753	$1,342,114	$—	$1,342,114	$—
Short-term debt	20,000	20,000	—	20,000	—
Long-term debt	37,372	33,932	—	33,932	—
Accrued interest payable	457	457	—	457	—

	December 31, 2019
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Financial assets:
Cash and due from banks	$19,110	$19,110	$19,110	$—	$—
Interest-earning deposits in other banks	50,920	50,920	50,920	—	—
Federal funds sold	9,047	9,047	9,047	—	—
Investment securities available for sale	72,367	72,367	—	72,367	—
Loans held for sale	928	928	—	928	—
Loans, net	1,021,651	1,016,239	—	—	1,016,239
Accrued interest receivable	4,189	4,189	—	4,189	—
Stock in the FHLB	3,045	3,045	—	—	3,045
Other non-marketable securities	719	719	—	—	719

Financial liabilities:
Deposits	$992,838	$995,056	$—	$995,056	$—
Long-term debt	57,372	55,729	—	55,729	—
Accrued interest payable	578	578	—	578	—

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale (“AFS”) investments, with gross unrealized gains and losses, follow:

	June 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$8,811	$278	$(3)	$9,086
Mortgage-backed securities – GSE’s	37,916	1,620	(3)	39,533
Corporate bonds	2,193	13	—	2,206
Municipal bonds	11,887	271	(25)	12,133

	$60,807	$2,182	$(31)	$62,958

As of June 30, 2020, accumulated other comprehensive income included net unrealized gains totaling $2.2 million. Deferred tax assets resulting from these net unrealized losses totaled $495,000.

The amortized cost and fair value of “AFS” investments, with gross unrealized gains and losses, follow:

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$9,839	$159	$(2)	$9,996
Mortgage-backed securities – GSE’s	46,926	830	(13)	47,743
Corporate bonds	2,282	17	—	2,299
Municipal bonds	12,152	177	—	12,329

	$71,199	$1,183	$(15)	$72,367

As of December 31, 2019, accumulated other comprehensive income included net unrealized gains totaling $1.2 million. Deferred tax liabilities resulting from these net unrealized gains totaled $269,000.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of  securities available for sale, with gross unrealized gains and losses, follow:

	June 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	(dollars in thousands)
Securities available for sale:
Due within one year	$6,289	$11	$(3)	$6,297
Due after one but within five years	12,209	360	(1)	12,568
Due after five but within ten years	25,383	1,047	(2)	26,428
Due after ten years	16,926	764	(25)	17,665
	$60,807	$2,182	$(31)	$62,958

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	(dollars in thousands)
Securities available for sale:
Due within one year	$8,901	$19	$(6)	$8,914
Due after one but within five years	40,954	695	(7)	41,642
Due after five but within ten years	4,568	94	(1)	4,661
Due after ten years	16,776	375	(1)	17,150
	$71,199	$1,183	$(15)	$72,367

Securities with a carrying value of $37.8 million and $18.4 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

None of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations.  The Company has the intent and ability to hold these securities to recovery.  No other than temporary impairments were identified for these investments having unrealized losses for the periods ended June 30, 2020 and December 31, 2019. The Company has not incurred any losses related to securities sales in the first six months of 2020 or during the year ended December 31, 2019.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show the gross unrealized losses and fair value of the Company’s investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019.

	June 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$—	$—	$524	$(3)	$524	$(3)
Mortgage-backed securities–GSE’s	1,703	(1)	1,999	(2)	3,702	(3)
Corporate bonds	758	—	—	—	758	—
Municipal bonds	3,029	(25)	—	—	3,029	(25)
Total temporarily impaired securities	$5,490	$(26)	$2,523	$(5)	$8,013	$(31)

At June 30, 2020, the Company had three securities with an unrealized loss for more than twelve months of $5,000 which consisted of two U.S. government agencies-GSEs and one mortgage-backed GSE bond.  Four securities had unrealized losses for less than twelve months totaling $26,000 at June 30, 2020, which consisted of two Municipal bonds, one corporate bond and one mortgage-backed GSE bond . All unrealized losses are attributable to the general trend of interest rates.

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$872	$—	$621	$(2)	$1,493	$(2)
Mortgage-backed securities–GSE’s	2,672	(3)	3,774	(10)	6,446	(13)
Corporate bonds	—	—	—	—	—	—
Municipal bonds	—	—	—	—	—	—
Total temporarily impaired securities	$3,544	$(3)	$4,395	$(12)	$7,939	$(15)

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS

Following is a summary of the composition of the Company’s loan portfolio at June 30, 2020 and December 31, 2019:

	June 30,		December 31,
	2020		2019
		Percent		Percent
	Amount	of total	Amount	of total

	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$197,395	14.81%	$151,697	14.73%
Commercial real estate	516,112	44.67%	459,115	44.58%
Multi-family residential	77,877	6.80%	69,124	6.71%
Construction	245,937	21.99%	221,878	21.55%
Home equity lines of credit (“HELOC”)	49,271	4.22%	44,514	4.32%

Total real estate loans	1,086,592	92.49%	946,328	91.89%

Other loans:
Commercial and industrial	161,643	6.95%	75,748	7.35%
Loans to individuals	7,469	0.75%	9,779	0.95%
Overdrafts	71	0.02%	234	0.02%
Total other loans	169,183	7.72%	85,761	8.32%

Gross loans	1,255,775		1,032,089
Less deferred loan origination fees, net	(5,776)	(0.21)%	(2,114)	(0.21)%
Total loans	1,249,999	100.00%	1,029,975	100.00%
Allowance for loan losses	(12,054)		(8,324)
Total loans, net	$1,237,945		$1,021,651

For Purchased Credit Impaired, or PCI loans, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of June 30, 2020 and December 31, 2019 were:

	June 30, 2020	December 31, 2019
Contractually required payments	$40,025	$20,598
Nonaccretable difference	3,421	1,694
Cash flows expected to be collected	36,604	18,904
Accretable yield	5,661	3,191
Carrying value	$30,943	$15,713

Loans are primarily secured by real estate located in the State of North Carolina, southeastern Virginia and northwestern South Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

At June 30, 2020, the Company had pre-approved but unused lines of credit for customers totaling $290.6 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Bank had originated 1,230 loans amounting to $96.5 million under the Paycheck Protection Program (“PPP”) which are classified as Commercial and industrial loans in the loan portfolio.  The PPP loan program is sponsored by the Small Business Administration (SBA) to primarily facilitate the continuation of paychecks to employees of businesses impacted by the COVID-19 pandemic.  These loans are guaranteed by the SBA and can be forgiven and paid off by the SBA if all conditions of the program are met.  Loans that do not meet the conditions of the PPP loan program could result in the Bank incurring a charge-off.  The extent of this potential loss to the Bank is not known since the conditions of the program have changed and are subject to future changes.

A floating lien of $105.6 million of loans was pledged to the FHLB to secure borrowings at June 30, 2020.

The following tables present an age analysis of past due loans, segregated by class of loans as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past	Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

	(dollars in thousands)
Commercial and industrial	$586	$—	$—	$3,126	$3,712	$157,931	$161,643
Construction	146	—	—	169	315	245,622	245,937
Multi-family residential	—	—	—	—	—	77,877	77,877
Commercial real estate	371	—	332	3,110	3,813	512,299	516,112
Loans to individuals & overdrafts	11	9	—	145	165	7,375	7,540
1‑to‑4 family residential	97	55	994	971	2,117	195,278	197,395
HELOC	94	—	—	458	552	48,719	49,271
Deferred loan (fees) cost, net	—	—	—	—	—	—	(5,776)

	$1,305	$64	$1,326	$7,979	$10,674	$1,245,101	$1,249,999

	December 31, 2019
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

	(dollars in thousands)
Total loans
Commercial and industrial	$1,108	$34	$46	$2,824	$4,012	$71,736	$75,748
Construction	—	—	—	181	181	221,697	221,878
Multi-family residential	—	—	—	—	—	69,124	69,124
Commercial real estate	393	82	321	1,832	2,628	456,487	459,115
Loans to individuals & overdrafts	5	—	—	155	160	9,853	10,013
1‑to‑4 family residential	859	810	864	505	3,038	148,659	151,697
HELOC	168	—	—	444	612	43,902	44,514
Deferred loan (fees) cost, net	—	—	—	—	—	—	(2,114)

	$2,533	$926	$1,231	$5,941	$10,631	$1,021,458	$1,029,975

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020			Three Months Ended		Six Months Ended
		Contractual		June 30, 2020		June 30, 2020
		Unpaid	Related	Average	Interest Income	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans	Investment	Impaired Loans

	(dollars in thousands)
2020 :
With no related allowance recorded:
Commercial and industrial	$3,394	$3,893	$—	$3,667	$71	$2,951	$108
Construction	428	529	—	432	6	434	11
Commercial real estate	5,794	6,104	—	5,679	38	5,690	88
Loans to individuals & overdrafts	262	280	—	259	3	273	13
Multi-family residential	—	—	—	—	—	99	21
HELOC	546	677	—	671	10	610	20
1‑to‑4 family residential	90	186	—	109	18	86	—

Subtotal:	10,514	11,669	—	10,817	146	10,143	261
With an allowance recorded:
Commercial and industrial	649	649	344	649	11	649	19
Construction	—	—	—	—	—	—	—
Commercial real estate	556	572	392	278	16	278	31
Loans to individuals & overdrafts	—	—	—	—	—	—	—
Multi-family Residential	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—
1‑to‑4 family residential	241	255	4	246	14	283	22
Subtotal:	1,446	1,476	740	1,173	41	1,210	72
Totals:
Commercial	10,821	11,747	736	10,705	142	10,101	257
Consumer	262	280	—	259	3	273	13
Residential	877	1,118	4	1,026	42	979	63

Grand Total:	$11,960	$13,145	$740	$11,990	$187	$11,353	$333

Impaired loans at June 30, 2020 were approximately $12.0 million and were composed of $8.0 million in non-accrual loans and $4.0 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $1.5 million in impaired loans had specific allowances provided for them while the

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

remaining $10.5 million had no specific allowances recorded at June 30, 2020. Of the $10.5 million with no allowance recorded, $373,000 of those loans have had partial charge-offs recorded.

	As of December 31, 2019			Three Months Ended		Six Months Ended
		Contractual		June 30, 2019		June 30, 2019
		Unpaid	Related	Average	Interest Income	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans	Investment	Impaired Loans

	(dollars in thousands)
2019 :
With no related allowance recorded:
Commercial and industrial	$2,796	$4,051	$—	$3,298	$54	$4,189	$64
Construction	440	537	—	1,419	3	1,428	8
Commercial real estate	5,585	6,750	—	7,988	82	6,823	148
Loans to individuals & overdrafts	197	197	—	99	5	92	6
Multi-family residential	284	293	—	209	4	211	7
HELOC	543	678	—	625	23	658	39
1‑to‑4 family residential	395	1,816	—	874	11	952	26
Subtotal:	10,240	14,322	—	14,512	182	14,353	298
With an allowance recorded:
Commercial and industrial	731	1,056	403	964	37	635	43
Construction	—	—	—	—	—	13	—
Commercial real estate	—	—	—	—	—	—	—
Loans to individuals & overdrafts	—	—	—	10	—	77	—
Multi-family Residential	—	—	—	—	—	—	—
HELOC	160	222	—	517	9	91	7
1‑to‑4 family residential	81	94	10	262	1	213	10
Subtotal:	972	1,372	413	1,753	47	1,029	60
Totals:
Commercial	9,749	12,591	403	13,878	180	13,299	270
Consumer	284	293	—	109	5	169	6
Residential	1,179	2,810	10	2,278	44	1,914	82
Grand Total:	$11,212	$15,694	$413	$16,265	$229	$15,382	$358

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	loans	Investments	Investments	loans	Investments	Investments

	(dollars in thousands)			(dollars in thousands)
Extended payment terms:
1-to-4 family residential	2	$139	$92	5	$632	$384
Commercial real estate	—	—	—	—	—	—
Construction	1	157	138	2	417	396
HELOC	1	190	185	2	240	235
Commercial & industrial	—	—	—	6	2,665	2,539

Total	4	$486	$415	15	$3,954	$3,554

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	loans	Investments	Investments	loans	Investments	Investments

	(dollars in thousands)			(dollars in thousands)
Extended payment terms:
Commercial and industrial	1	$35	$18	2	$59	$40
Commercial real estate	—	—	—	1	752	752
1‑to‑4 family residential	2	747	747	3	828	827

Total	3	$782	$765	6	$1,639	$1,619

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default during that period together with concessions made by loan class during the twelve month periods ended June 30, 2020 and 2019:

	Twelve months ended		Twelve months ended
	June 30, 2020		June 30, 2019
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment

	(dollars in thousands)		(dollars in thousands)
Extended payment terms:
Commercial and industrial	2	$1,510	3	$827
Commercial real estate	—	—	2	1,058
Construction	1	138	—	—
HELOC	1	186	—	—
1-to-4 family residential	2	92	2	40
Total	6	$1,926	7	$1,925

At June 30, 2020, the Bank had forty-nine loans with an aggregate balance of $10.3 million that were considered to be troubled debt restructurings. Of those TDRs, thirty-two loans with a balance totaling $6.4 million were still accruing as of June 30, 2020. The remaining TDRs with balances totaling $3.9 million as of June 30, 2020 were in non-accrual status. In

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

response to the impact of COVID-19 payment deferrals were granted on 491 loans totaling $240.2 million through June 30, 2020.  The Bank has chosen to apply the CARES Act election for the accounting of TDRs. As permitted by applicable regulatory guidance, these 491 loans were not classified as TDRs at June 30, 2020.

At June 30, 2019, the Bank had thirty-nine loans with an aggregate balance of $7.8 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-four loans with a balance totaling $5.3 million were still accruing as of June 30, 2019. The remaining TDRs with balances totaling $1.8 million as of June 30, 2019 were in non-accrual status.

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of June 30, 2020 and December 31, 2019, respectively:

Total loans:

June 30, 2020
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
	(dollars in thousands)

Superior	$96,774	$—	$212	$—
Very good	163	193	1,624	—
Good	4,463	3,299	71,967	6,632
Acceptable	18,612	26,854	276,479	43,569
Acceptable with care	35,426	214,840	156,928	27,676
Special mention	394	582	2,089	—
Substandard	5,811	169	6,813	—
Doubtful	—	—	—	—
Loss	—	—	—	—
	$161,643	$245,937	$516,112	$77,877

Consumer Credit
Exposure By
Internally	1‑to‑4 family
Assigned Grade	residential	HELOC

Pass	$194,067	$48,173
Special mention	1,165	222
Substandard	2,163	876
	$197,395	$49,271

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$7,268
Special mention	272
$7,540

Total Loans:

December 31, 2019
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
	(dollars in thousands)

Superior	$4,014	$—	$337	$—
Very good	349	110	1,245	—
Good	5,976	8,674	62,643	4,839
Acceptable	19,197	16,249	255,751	41,113
Acceptable with care	40,579	196,228	133,190	23,172
Special mention	242	436	1,490	—
Substandard	5,391	181	4,459	—
Doubtful	—	—	—	—
Loss	—	—	—	—
	$75,748	$221,878	$459,115	$69,124

Consumer Credit
Exposure By
Internally	1‑to‑4 family
Assigned Grade	residential	HELOC

Pass	$147,958	$43,585
Special mention	1,246	76
Substandard	2,493	853
	$151,697	$44,514

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$9,727
Special mention	286
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

The following table documents changes to the amount of the accretable yield on PCI loans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)

Accretable yield, beginning of period	$2,986	$3,721	$3,191	$3,593
Additions	2,949	—	2,949	—
Accretion	(442)	(290)	(722)	(578)
Reclassification from nonaccretable difference	11	131	43	248
Other changes, net	157	(81)	200	218
Accretable yield, end of period	$5,661	$3,481	$5,661	$3,481

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and six month periods ended June 30, 2020 and June 30, 2019, respectively (dollars in thousands):

	Three Months Ended June 30, 2020
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
2020	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Allowance for loan losses
Loans – excluding PCI
Balance, beginning of period 04/01/2020	$1,834	$2,125	$3,558	$1,714	$398	$143	$546	$10,318
Provision for (recovery of) loan losses	1,306	159	625	(49)	(51)	(39)	75	2,026
Loans charged-off	(519)	—	—	—	—	(3)	—	(522)
Recoveries	2	—	1	6	41	7	—	57
Balance, end of period 6/30/2020	$2,623	$2,284	$4,184	$1,671	$388	$108	$621	$11,879
								—
PCI Loans								—
Balance, beginning of period 04/01/2020	$199	$7	$14	$43	$—	$—	$5	$268
Provision for (recovery of) loan losses	(176)	4	30	32	9	4	4	(93)
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period 6/30/2020	$23	$11	$44	$75	$9	$4	$9	$175
								—
Total Loans								—
Balance, beginning of period 04/01/2020	$2,033	$2,132	$3,572	$1,757	$398	$143	$551	$10,586
Provision for (recovery of) loan losses	1,130	163	655	(17)	(42)	(35)	79	1,933
Loans charged-off	(519)	—	—	—	—	(3)	—	(522)
Recoveries	2	—	1	6	41	7	—	57
Balance, end of period 6/30/2020	$2,646	$2,295	$4,228	$1,746	$397	$112	$630	$12,054
								—
Ending Balance: individually evaluated for impairment	$344	$—	$392	$4	$—	$—	$—	$740
Ending Balance: collectively evaluated for impairment	$2,302	$2,295	$3,836	$1,742	$397	$112	$630	$11,314
								—
Loans:								—
Ending Balance: collectively evaluated for impairment non PCI loans	$155,443	$243,887	$497,112	$184,805	$48,034	$7,128	$76,463	$1,212,872
Ending Balance: collectively evaluated for impairment PCI loans	$1,659	$1,622	$13,148	$12,259	$691	$150	$1,414	$30,943
Ending Balance: individually evaluated for impairment	$4,541	$428	$5,852	$331	$546	$262	$—	$11,960
Ending Balance	$161,643	$245,937	$516,112	$197,395	$49,271	$7,540	$77,877	$1,255,775

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2020

	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
2020	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Allowance for loan losses
Loans – excluding PCI
Balance, beginning of period 01/01/2020	$1,127	$1,731	$2,837	$1,437	$329	$175	$419	$8,055
Provision for (recovery of) loan losses	2,023	553	1,345	218	18	(59)	202	4,300
Loans charged-off	(530)	—	—	—	—	(19)	—	(549)
Recoveries	3	—	2	16	41	11	—	73
Balance, end of period 6/30/2020	$2,623	$2,284	$4,184	$1,671	$388	$108	$621	$11,879

PCI Loans								—
Balance, beginning of period 01/01/2020	$178	$6	$14	$56	$—	$—	$15	$269
Provision for (recovery of) loan losses	(155)	5	30	19	9	4	(6)	(94)
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period 6/30/2020	$23	$11	$44	$75	$9	$4	$9	$175

Total Loans								—
Balance, beginning of period 01/01/2020	$1,305	$1,737	$2,851	$1,493	$329	$175	$434	$8,324
Provision for (recovery of) loan losses	1,868	558	1,375	237	27	(55)	196	4,206
Loans charged-off	(530)	—	—	—	—	(19)	—	(549)
Recoveries	3	—	2	16	41	11	—	73
Balance, end of period 6/30/2020	$2,646	$2,295	$4,228	$1,746	$397	$112	$630	$12,054

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2019
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
2019	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Allowance for loan losses
Loans – excluding PCI
Balance, beginning of period 04/01/2019	$730	$1,572	$3,395	$1,211	$439	$177	$408	$7,932
Provision for (recovery of) loan losses	85	(102)	(601)	324	44	129	(25)	(146)
Loans charged-off	(6)	—	(10)	—	(51)	(5)	—	(72)
Recoveries	5	17	34	8	—	8	—	72
Balance, end of period 6/30/2019	$814	$1,487	$2,818	$1,543	$432	$309	$383	$7,786

PCI Loans
Balance, beginning of period 04/01/2019	$46	$23	$233	$246	$2	$—	$28	$578
Provision for (recovery of) loan losses	252	(17)	(91)	(184)	(1)	—	(20)	(61)
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period 6/30/2019	$298	$6	$142	$62	$1	$—	$8	$517

Total Loans
Balance, beginning of period 04/01/2019	$776	$1,595	$3,628	$1,457	$441	$177	$436	$8,510
Provision for (recovery of) loan losses	337	(119)	(692)	140	43	129	(45)	(207)
Loans charged-off	(6)	—	(10)	—	(51)	(5)	—	(72)
Recoveries	5	17	34	8	—	8	—	72
Balance, end of period 6/30/2019	$1,112	$1,493	$2,960	$1,605	$433	$309	$391	$8,303

Ending Balance: individually evaluated for impairment	$254	$—	$—	$6	$52	$12	$—	$324
Ending Balance: collectively evaluated for impairment	$858	$1,493	$2,960	$1,599	$381	$297	$391	$7,979

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$73,377	$187,906	$434,939	$153,461	$46,725	$10,200	$59,541	$966,149
Ending Balance: collectively evaluated for impairment PCI loans	$1,426	$687	$6,302	$7,556	$47	$—	$918	$16,936
Ending Balance: individually evaluated for impairment	$3,557	$2,295	$7,968	$653	$1,014	$95	$206	$15,788

Ending Balance	$78,360	$190,888	$449,209	$161,670	$47,786	$10,295	$60,665	$998,873

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2019

	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
2020	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Allowance for loan losses
Loans – excluding PCI
Balance, beginning of period 01/01/2019	$762	$1,385	$3,024	$1,663	$555	$206	$471	$8,066
Provision for (recovery of) loan losses	299	84	(245)	(137)	(36)	114	(88)	(9)
Loans charged-off	(257)	—	(10)	—	(100)	(24)	—	(391)
Recoveries	10	18	49	17	13	13	—	120
Balance, end of period 6/30/2019	$814	$1,487	$2,818	$1,543	$432	$309	$383	$7,786

PCI Loans
Balance, beginning of period 01/01/2019	$214	$—	$385	$4	$—	$—	$—	$603
Provision for (recovery of) loan losses	84	6	(243)	58	1	—	8	(86)
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period 6/30/2019	$298	$6	$142	$62	$1	$—	$8	$517

Total Loans								—
Balance, beginning of period 01/01/2019	$976	$1,385	$3,409	$1,667	$555	$206	$471	$8,669
Provision for (recovery of) loan losses	383	90	(488)	(79)	(35)	114	(80)	(95)
Loans charged-off	(257)	—	(10)	—	(100)	(24)	—	(391)
Recoveries	10	18	49	17	13	13	—	120
Balance, end of period 6/30/2019	$1,112	$1,493	$2,960	$1,605	$433	$309	$391	$8,303

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

NOTE H –BUSINESS COMBINATIONS

On December 20, 2019, Select Bank & Trust Company (“Select Bank”), a wholly owned subsidiary of Select Bancorp, Inc. (the “Company”), entered into a Branch Purchase and Assumption Agreement (the “Purchase Agreement”) with Entegra Bank (“Entegra”), whereby Select Bank will assume the deposits and acquire the majority of the loans, property,

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

equipment and other selected assets associated with three existing Entegra branch offices (the “Acquired Branches”). The Acquired Branches are being divested as required under agreements with the U.S. Department of Justice, Antitrust Division, and the Federal Reserve in connection with the proposed merger of Entegra Financial Corp. and its wholly owned subsidiary Entegra with First-Citizens Bank & Trust Company, Raleigh, North Carolina (“First-Citizens”). The transaction is contingent upon the completion of Entegra Financial Corp.’s and Entegra’s merger with First-Citizens.

On April 17, 2020, Select completed its previously announced acquisition of three branches located in western North Carolina and pursuant to the terms of the purchase agreement. The branches had approximately $170.9 million in assets and $186.4 million in liabilities as of the acquisition date, April 17, 2020.  The purchase expanded the Bank’s North Carolina presence with branches in Sylva, Franklin and Highlands, North Carolina.

The purchase of the branches was accounted for under the acquisition method.  The assets and liabilities of the branches, as of the effective date of the acquisition, are recorded at their respective fair values.  For the acquisition of the branches, estimated fair values of assets acquired and liabilities assumed are based on the information that is available, and the Company believes this information provides a reasonable basis for determining fair values.

The following table provides the carrying value of acquired assets and assumed liabilities, as recorded by the Company, the fair value adjustments calculated at the time of the merger and the resulting fair value recorded by the Company.

	April 17, 2020
	As recorded by	Fair Value	As recorded by
	First Citizens	adjustments	the Company
(Dollars in thousands)
Assets
Cash and cash equivalents	$60,234	$—	$60,234
Loans	108,236	(4,977)	103,259
Premises and equipment	2,106	790	2,896
Accrued interest receivable	338	—	338
Core deposit intangible	—	620	620
Other assets	—	974	974
Total assets acquired	$170,914	$(2,593)	$168,321

Liabilities
Deposits:
Noninterest-bearing	$41,398	$—	$41,398
Interest-bearing	144,845	(760)	144,085
Total deposits	186,243	(760)	185,483
Other liabilities	173	—	173
Total liabilities assumed	$186,416	$(760)	$185,656
Goodwill recorded for branches acquisition			$17,335

Goodwill recorded for the branches represents future revenues to be derived from the existing customer base, including efficiencies that will result from combining operations.  The fair value adjustments remain subject to adjustment within

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

the one year measurement period if there happens to be notable changes in the factors determining the fair value of the assets or liabilities.

In determining the acquisition date fair value of purchased credit-impaired (“PCI”) loans, and in subsequent accounting, the Company generally aggregates loans into pools of loans with common risk characteristics.  Expected cash flows at the acquisition date in excess of the fair value of loans are referred to as the “accretable yield” and recorded as interest income prospectively.

PCI loans acquired totaled $17.0 million at estimated fair value and acquired performing loans totaling $86.2 million at estimated fair value. For PCI loans acquired from First Citizens, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the merger were:

(Dollars in thousands)	April 17, 2020

Contractually required payments	$26,718
Nonaccretable difference	6,745
Cash flow expected to be collected	19,973
Accretable yield	2,949
Fair value at acquisition date	$17,024

Merger-related expense in 2020 totaled $748,000 which were recorded as noninterest expense as incurred.

The following tables reflect the pro forma total net interest income, noninterest income and net income for the six months ended June 30, 2020 and 2019 as though the acquisition of the branches had taken place on January 1, 2019.  The pro forma results have not been adjusted to remove non-recurring acquisition-related expenses, and are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on January 1, 2019, nor of future results of operations.

	Six Months Ended June 30
	2020	2019

	(Dollars in thousands, except per share)
Net interest income	$24,235	$24,697
Non-interest income	2,929	2,650
Net income available to common shareholders	2,105	7,291

Earnings per share, basic	$0.12	$0.38
Earnings per share, diluted	$0.12	$0.38

Weighted average common shares outstanding, basic	18,134,607	19,317,029
Weighted average common shares outstanding, diluted	18,157,992	19,360,039

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE I – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned, or OREO, during the six months ended June 30, 2020 and the year ended December 31, 2019:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2020	2019

	(Dollars in thousands)

Beginning balance January 1	$3,533	$1,088
Sales	—	(77)
Write-downs and loss on sales	(176)	(12)
Transfers	204	469
Ending balance	$3,561	$1,468

At June 30, 2020 and December 31, 2019, the Company had $3.6 million and $3.5 million, respectively, of foreclosed residential real estate property in OREO. The Company had two loans with a recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure in the aggregate amount of $428,000 at June 30, 2020. At December 31, 2019, the Company had 3 loans with recorded investment in the amount of $114,000 in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure.

NOTE J – SUBSEQUENT EVENTS

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

The Bank’s lending activities are oriented to the consumer/retail customer as well as to the small- to medium-sized businesses located in Harnett, Brunswick, New Hanover, Carteret, Cumberland, Jackson, Johnston, Macon, Mecklenburg, Pitt, Robeson, Sampson, Wake, Pasquotank, Alamance, and Wayne counties in North Carolina, York and Cherokee counties in South Carolina, and Virginia Beach, Virginia. The Bank offers the standard complement of commercial, consumer, and mortgage lending products, as well as the ability to structure products to fit specialized needs. The deposit services offered by the Bank include small business and personal checking accounts, savings accounts, and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts.

The Company was formerly known as New Century Bancorp, Inc. On July 25, 2014, New Century Bancorp, Inc. acquired Select Bancorp, Inc. (“Legacy Select”) by merger. The combined company is now known as Select Bancorp, Inc., which we refer to in this report as the Company. Legacy Select was a bank holding company headquartered in Greenville, North Carolina, whose wholly owned subsidiary, Select Bank & Trust Company, was a state-chartered commercial bank with approximately $276.9 million in assets. The merger expanded the Company’s North Carolina presence with the addition of six branches located in Greenville (two), Elizabeth City, Washington, Gibsonville, and Burlington. During 2015, the Gibsonville and Burlington branches were combined into a new location in Burlington. On December 15, 2017, the Company acquired Premara Financial, Inc. (“Premara”) and its banking subsidiary Carolina Premier Bank (“Carolina Premier”) headquartered in Charlotte, North Carolina.  At the time of the acquisition, Carolina Premier had approximately $279 million in assets and four-full service offices, including a presence in upstate South Carolina. The Bank acquired three branches located in the cities of Sylva, Franklin and Highlands, North Carolina on April 17, 2020.  The acquisition of these branches, which were acquired from First-Citizens Bank & Trust Company, Raleigh, North Carolina, added approximately $103 million in loans and $185 million in deposits as of the acquisition date.

Comparison of Financial Condition at

June 30, 2020 and December 31, 2019

During the first six months of 2020, total assets increased by $343.9 million to $1.6 billion as of June 30, 2020. The increase in assets was due primarily to the acquisition of three branches located in western North Carolina and loans originated by the Bank in connection with its participation in the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”). Earning assets at June 30, 2020 totaled $1.4 billion and consisted of $1.2 billion in net loans, $63.0 million in investment securities, $181.6 million in cash, overnight investments and interest-bearing deposits in other banks, $9.7 million in federal funds sold and $3.8 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the second quarter of 2020 were $1.3 billion and $211.5 million, respectively.

Since the end of 2019, gross loans have increased by $220.0 million to $1.2 billion as of June 30, 2020. The increase in gross loans was due primarily to normal customer demand, the PPP loan program and the aforementioned acquisition of  branches. At June 30, 2020, gross loans consisted of $161.6 million in commercial and industrial loans (which includes 1,230 PPP loans in the amount of $96.5 million), $516.1 million in commercial real estate loans, $77.9 million in multi-family residential loans, $7.5 million in consumer loans, $197.4 million in residential real estate loans, $49.3 million in HELOCs, and $245.9 million in construction loans. Deferred loan fees, net of costs, on these loans were $5.8 million (which includes $3.5 million in net fees related to PPP loans) at June 30, 2020.

At June 30, 2020 the Company held $9.7 million in federal funds sold compared to $9.0 million in federal funds sold at December 31, 2019. Interest-earning deposits in other banks were $181.6 million at June 30, 2020, a $111.5 million increase from December 31, 2019. The Company’s investment securities at June 30, 2020 were $63.0 million, a decrease of $9.4 million from December 31, 2019. The investment portfolio as of June 30, 2020 consisted of $9.1 million in government agency debt securities, $39.5 million in mortgage-backed securities, $2.2 million in corporate bonds and $12.1 million in municipal securities. The net unrealized gain on these securities was $2.2 million as of June 30, 2020.

At June 30, 2020, the Company had an investment of $3.1 million in Federal Home Loan Bank (“FHLB”) stock, which increased by $15,000 from December 31, 2019. Also, the Company had $718,000 in other non-marketable securities at June 30, 2020 compared to $719,000 at December 31, 2019.

At June 30, 2020, non-earning assets were $113.5 million, an increase of $26.9 milllion from $86.6 million as of December 31, 2019. Non-earning assets included $24.0 million in cash and due from banks, bank premises and equipment of $20.9 million, goodwill of $41.9 million, core deposit intangible of $1.9 million, accrued interest receivable of $4.4 million, right of use lease asset of $9.0 million, foreclosed real estate of $3.6 million, and other assets totaling $7.8 million, including net deferred taxes of $3.6 million. Since the income on bank-owned life insurance is included in non-interest income, this asset is not included in the Company’s calculation of earning assets. The increase in non-earning assets was due primarily to the increase in cash and due from banks.

Total deposits at June 30, 2020 were $1.3 billion and consisted of $400.1 million in non-interest-bearing demand deposits, $495.6 million in money market and negotiable order of withdrawal, or NOW, accounts, $52.6 million in savings accounts, and $390.4 million in time deposits. Total deposits increased by $345.9 million from $992.8 million as of December 31, 2019, due primarily to the acquisition of the three branches in western North Carolina and deposits related to the PPP loan program. The Bank had $1.6 million in brokered demand deposits and $5.6 million in brokered time deposits as of June 30, 2020. The Bank had $0 million in brokered demand deposits and $45.0 million in brokered time deposits as of December 31, 2019.

As of June 30, 2020, the Company had $45.0 million (of which $20.0 million is identified as short-term borrowings and $25.0 million is identified as long-term debt) in FHLB borrowings, and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at June 30, 2020 was $211.5 million, a decrease of $1.2 million from $212.8 million as of December 31, 2019. Accumulated other comprehensive income relating to available for sale securities increased $756,000 during the six months ended June 30, 2020. Contributing to the reduction in shareholders’ equity were stock repurchases totaling $3.9 million, which were partially offset by net income of $1.8 million and $7,000 from the exercise of stock options.

Past Due Loans, Non-performing Assets, and Asset Quality

At June 30, 2020, the Company had $1.3 million in loans that were 30 to 59 days past due and $64,000 in loans that were 30 to 89 days past due. This represented 0.11% of gross loans outstanding on that date. This is a decrease from December 31, 2019 when there were $1.4 million in loans that were 30-89 days past due or 0.11% of gross loans outstanding. Non-accrual loans increased from $5.9 million at December 31, 2019 to $8.0 million at June 30, 2020.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased from 1.18% at December 31, 2019 to 1.15% at June 30, 2020. The Company had an increase of $2.0 million in non-accruals from $5.9 million at December 31, 2019 and an increase in accruing troubled debt restructurings or TDRs, from $6.2 million at December 31, 2019 to $6.4 million as of June 30, 2020. Of the non-accrual loans as of June 30, 2020, four commercial real estate loans totaled $2.6 million, two construction loans totaled $169,000, fourteen commercial loans totaled $3.8 million, six HELOC loans totaled $458,000, twelve 1-to-4 family residential loans totaled $971,000 and consumer made up the remaining balance.

At June 30, 2020, the Bank had forty-nine loans totaling $10.3 million that were considered to be troubled debt restructurings, or TDRs. Thirty-two of these loans totaling $6.4 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	June 30,	December 31,
	2020	2019

Non-accrual loans	$7,979	$5,941
Accruing TDRs	6,420	6,207
Total non-performing loans	14,399	12,148
Foreclosed real estate	3,561	3,533
Total non-performing assets	$17,960	$15,681
Accruing loans past due 90 days or more	$1,326	$1,231
Allowance for loan losses	$12,054	$8,324
Non-performing loans to period end loans	1.15%	1.18%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.26%	1.30%
Allowance for loan losses to period end loans	0.96%	0.81%
Allowance for loan losses to non-performing loans	84%	69%
Allowance for loan losses to non-performing assets	67%	53%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	63%	49%
Non-performing assets to total assets	1.11%	1.23%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.19%	1.33%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at June 30, 2020 and December 31, 2019 were $18.0 million and $15.7 million, respectively. The allowance for loan losses at June 30, 2020 represented 67% of non-performing assets compared to 53% at December 31, 2019.

Total impaired loans at June 30, 2020 were $12.0 million. This included $8.0 million in loans that were classified as impaired because they were in non-accrual status and $6.4 million in accruing TDRs. Of these loans, $1.4 million required a specific reserve of $740,000 at June 30, 2020.

Total impaired loans at December 31, 2019 were $11.2 million. This included $5.9 million in loans that were classified as impaired because they were in non-accrual status and $6.2 million in accruing TDRs. Of these loans, $1.0 million required a specific reserve of $413,000 at December 31, 2019.

The allowance for loan losses was $12.1 million at June 30, 2020 or 0.96% of gross loans outstanding as compared to 0.81% reported as a percentage of gross loans at December 31, 2019. This increase resulted primarily from changes in loans requiring a specific reserve plus qualitative factors related to COVID-19 and economic performance indicators. The Legacy Select loans, Carolina Premier and First Citizens Bank loans were recorded at estimated fair value as of the acquisition date and the related credit risk is reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of the allowance for loan losses to gross loans. The allowance for loan losses at June 30, 2020 represented 84% of non-performing loans compared to 69% at December 31, 2019. It is management’s assessment that the allowance for loan losses as of June 30, 2020 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future. The current economic and business disruptions in the Bank’s markets, and in the national and global markets more generally, are unprecedented, as state, local, and national governing bodies attempt to address the public health emergency caused by COVID-19. Management expects the Company’s customers, including its borrowers, will continue to experience the financial impacts of COVID-19 over the balance of the 2020 fiscal year. Depending on the length of financial impact and the effectiveness of the various governmental programs put in place to stabilize economic conditions, the Company’s management would expect to see increased volatility in the Company’s allowance for loan losses and related provision expense during subsequent quarters in 2020. The CARES Act provided an opportunity for loan customers to request a temporary modification of the payment terms on their loans granting the customer time to address cashflow issues.  The Bank entered into modifications on 491 loans amounting to $240.2 million during the quarter of which 137 loans totaling $83.1 million remained on modification as of June 30, 2020.  See Item 1A (Risk Factors) later in this report for additional discussion of COVID-19.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
				More
	1 Year	Over 1 to	Over 3 to	Than
	or Less	3 Years	5 Years	5 years	Total

(dollars in thousands)	(dollars in thousands)
Time deposits	$272,403	$108,291	$9,274	$481	$390,449
Short-term debt	20,000	—	—	—	20,000
Long-term debt	—	—	25,000	12,372	37,372
Operating leases	645	1,513	1,429	5,656	9,243
Total contractual obligations	$293,048	$109,804	$35,703	$18,509	$457,064

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

At June 30, 2020 and December 31, 2019, the Company had $42.7 million and $27.7 million in non-1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At June 30, 2020 and December 31, 2019, the Company had $11.1 million and $10.0 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 32.5% and 23.2% of total risk-based capital as of June 30, 2020 and December 31, 2019, which is less than the 100% maximum allowed. These loans may represent more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At June 30, 2020, the Company had five product type groups which exceeded this guideline; Office Building, which represented 53% of risk-based capital or $88.5 million; Commercial Construction, which represented 74% of risk-based capital or $123.5 million; 1-to-4 Family Rental property, which represented 58% of risk-based capital or $96.9 million, Retail property, which represented 50.0% of risk-based capital or $82.3 million, and Apartment Complex/Multi-Family, which represented 46% of risk-based capital or $75.7 million. All other commercial real estate groups were at or below the 40% threshold. The internal guideline levels heighten the level of Company monitoring of such loans in underwriting and ongoing servicing activities.

At December 31, 2019, the Company had three product types that exceeded the 40% guideline. The following product types were in excess of the 40% guidelines; apartments, commercial construction and office buildings. All other commercial and residential real estate product types were under the 40% threshold as of such date.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of June 30, 2020 and December 31, 2019.

Acquisition, Development and Construction Loans

(dollars in thousands)

	June 30, 2020			December 31, 2019
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total
Total ADC loans	$211,014	$34,923	$245,937	$186,038	$35,840	$221,878
Average Loan Size	$313	$592		$331	$607
Percentage of total loans	16.88%	2.79%	19.67%	18.06%	3.48%	21.55%
Non-accrual loans	$169	$—	$169	$181	$—	$181

Management monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at June 30, 2020 and December 31, 2019.

	June 30, 2020				December 31, 2019
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent

	(dollars in thousands)
Harnett County	$7,129	2.90%	$4,629	9.40%	$9,637	4.34%	$5,156	11.58%
Alamance County	546	0.22%	987	2.00%	845	0.38%	1,072	2.41%
Brunswick County	15,979	6.50%	1,547	3.14%	15,456	6.97%	1,629	3.67%
Carteret County	4,780	1.94%	1,716	3.48%	5,352	2.41%	2,190	4.92%
Cherokee County (SC)	—	—%	37	0.08%	—	—%	22	0.05%
Cumberland County	25,060	10.19%	2,127	4.32%	24,601	11.09%	2,285	5.13%
Durham County	6,271	2.55%	71	0.14%	—	—%	—	—%
Forsyth County	1,302	0.53%	—	—%	—	—%	—	—%
Jackson County	4,651	1.89%	2,047	4.15%	—	—%	—	—%
Macon County	9,412	3.83%	5,100	10.35%	—	—%	—	—%
Mecklenburg County	16,675	6.78%	3,633	7.37%	18,142	8.18%	2,689	6.04%
New Hanover County	36,992	15.04%	2,911	5.91%	40,518	18.26%	2,885	6.48%
Pasquotank County	3,186	1.30%	1,621	3.29%	1,997	0.90%	1,693	3.80%
Pitt County	17,920	7.29%	4,727	9.59%	16,098	7.25%	5,442	12.23%
Robeson County	342	0.14%	3,068	6.23%	1,165	0.53%	2,939	6.60%
Sampson County	373	0.15%	1,624	3.30%	23	0.01%	1,743	3.92%
Virginia Beach County (VA)	2,348	0.95%	150	0.30%	142	0.06%	99	0.22%
Wake County	18,028	7.33%	1,605	3.26%	23,407	10.56%	1,640	3.68%
Wayne County	3,176	1.29%	3,038	6.17%	1,572	0.71%	3,183	7.15%
Wilson County	470	0.19%	49	0.10%	477	0.21%	72	0.16%
York County (SC)	2,102	0.86%	1,021	2.07%	1,931	0.87%	1,123	2.52%
All other locations	69,195	28.13%	7,563	15.35%	60,515	27.27%	8,652	19.44%
		—
Total	$245,937	100.00%	$49,271	100.00%	$221,878	100.00%	$44,514	100.00%

Interest-Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest-only payment terms. At June 30, 2020, the Company had $266.2 million in loans that had terms permitting interest-only payments. This represented 21.3% of the total loan portfolio. At December 31, 2019, the Company had $249.9 million in loans that had terms permitting interest only payments. This represented 24.3% of the total loan portfolio. Recognizing the risk inherent with interest-only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest-only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $85.8 million, or 6.9% of total loans, at June 30, 2020 compared to $82.0 million, or 8.0% of total loans, at December 31, 2019. The Company’s ten largest customer relationships totaled $147.6 million, or 11.8% of total loans, at June 30, 2020 compared to $129.5 million, or 12.6% of total loans, at December 31, 2019. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended June 30, 2020 and 2019

General. During the second quarter of 2020, the Company reported net income of $681,000 as compared with net income of $3.5 million for the second quarter of 2019. Net income per common share for the second quarter of 2020 was $0.04 basic and diluted, compared with net income per common share of $0.18 basic and diluted, for the second quarter of 2019. Results of operations for the second quarter of 2020 were primarily impacted by an increase of $157,000 in net interest income and an increase in non-interest expense of $1.7 million, which was primarily related to increases in occupancy expenses of $64,000, and information systems expenses of $95,000, merger related expenses of $602,000, foreclosed real estate expense of $177,000, personnel expense of $755,000 which were offset by a decrease in deposit insurance expense of $14,000, and professional fees of $32,000. The Company recorded a provision for loan losses of $1.9 million for the second quarter of 2020 compared to a recovery of provision of $207,000 in the second quarter of 2019, which increased provision expense had a significant impact on the reduced net income reported for the 2020 second quarter as compared to the comparative period in 2019.

Net Interest Income. Net interest income remained basically unchanged for the second quarter of 2020 from the second quarter of 2019. The Company’s total interest income was affected by an increase in earning loans, which was offset by a reduction in earning balances of federal funds sold and investments in addition to the interest rate reductions. Average total interest-earning assets were $1.4 billion in the second quarter of 2020 compared with $1.2 billion during the same period in 2019, while the average yield on those assets decreased 76 basis points from 4.98% to 4.22%, which was primarily due to the reduction of interest rates on loans due to modifications related to COVID-19, reduced rates on overnight interest earning assets and reduced investment securities.

The Company’s average interest-bearing liabilities increased by $147.4 million to $935.8 million for the quarter ended June 30, 2020 from $788.1 million for the same period one year earlier and the cost of those funds decreased from 1.39% to 1.14%, or 25 basis points. The increase in interest-bearing liabilities was a primary result of increased savings, money market and time deposits from the acquisition of three branches offset by a reduction in wholesale deposits. During the second quarter of 2020, the Company’s net interest margin was 3.45% and net interest spread was 3.08%. In the same quarter ended one year earlier, net interest margin was 4.06% and net interest spread was 3.59%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company uses loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the second quarter of 2020, the Company recorded a provision for loan losses of $1.9 million, as compared to the recovery of $207,000 that was recorded in the second quarter of 2019.

Non-Interest Income. Non-interest income for the quarter ended June 30, 2020 was $1.4 million, an increase of $83,000 from the second quarter of 2019. Service charges on deposit accounts decreased $78,000 to $206,000 for the quarter ended June 30, 2020 from $284,000 for the same period in 2019. Other non-deposit fees and income increased $36,000 from the second quarter of 2019 to the second quarter of 2020 due to increases in various items. Fees from the sale of mortgages increased from $125,000 for the quarter ended June 30, 2019 to $850,000 for the second quarter of 2020. The Company did not have sales of securities during the three months ended June 30, 2020 or 2019, respectively.

Non-Interest Expenses. Non-interest expenses increased by $1.7 million to $10.5 million for the quarter ended June 30, 2020, from $8.8 million for the same period in 2019. In general, most categories of non-interest expenses increased primarily due to changes in the Company’s branch network. The following are highlights of the significant categories of non-interest expenses during the second quarter of 2020 versus the same period in 2019:

●	Personnel expenses increased $755,000 to $5.8 million, due to additional personnel and cost of living increases.
●	Occupancy expenses increased $64,000, primarily due to additional branches, repairs and maintenance and increased rent expense due to normal rent escalation.
●	Integration related expenses increased $602,000 due to the acquisition of the three branches in western North Carolina.

●	CDI expense decreased $10,000 due to the amortization.
●	Information systems expense increased by $95,000 due to increased expenses related to the new mobile banking platform and security cost for the core processing system.
●	Professional fees decreased by $32,000 to $451,000.
●	Deposit insurance expenses decreased by $14,000 due to increased premium credit earned.

Provision for Income Taxes. The Company’s effective tax rate was 22.0% and 22.0% for the quarters ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and December, 31, 2019, the Company had a net deferred tax asset in the amount of $3.6 million and $2.8 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of June 30, 2020 and December 31, 2019, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

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

	For the quarter ended			For the quarter ended
	June 30, 2020			June 30, 2019
	(dollars in thousands)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate

INTEREST-EARNING ASSETS:
Loans, gross of allowance	$1,193,985	$14,097	4.75%	$982,876	$13,529	5.52%
Investment securities	63,113	399	2.54%	85,781	630	2.95%
Other interest-earning assets	127,288	33	0.10%	91,730	456	1.99%
Total interest-earning assets	1,384,386	14,529	4.22%	1,160,387	14,615	5.05%
Other assets	135,892			101,585
Total assets	$1,520,278			$1,261,972

INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$478,422	648	0.54%	$314,099	407	0.52%
Time deposits over $100,000	295,014	1,177	1.60%	293,635	1,491	2.04%
Other time deposits	104,895	399	1.53%	116,167	494	1.71%
Borrowings	57,438	422	2.95%	64,196	483	3.02%
Total interest-bearing liabilities	935,769	2,646	1.14%	788,097	2,875	1.15%
Non-interest-bearing deposits	359,012			246,117
Other liabilities	11,701			12,036
Shareholders’ equity	213,796			215,722
Total liabilities and shareholders’ equity	$1,520,278			$1,261,972
Net interest income/interest rate spread (taxable-equivalent basis)		$11,883	3.08%		$11,740	3.59%
Net interest margin (taxable-equivalent basis)			3.45%			4.06%
Ratio of interest-earning assets to interest-bearing liabilities	147.94%			147.24%
Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$11,883	3.44%		$11,740	4.19%
Less:
taxable-equivalent adjustment		(29)			(39)
Net Interest Income		$11,854			$11,701

Comparison of Results of Operations for the

Six months ended June 30, 2020 and 2019

General. During the first six months of 2020, the Company reported net income of $1.8 million as compared with net income of $6.8 million for the first six months of 2019. Net income per common share for the first six months of 2020 was $0.10 basic and diluted, compared with net income per common share of $0.35 basic and diluted, for the first six months of 2019. Results of operations for the second quarter of 2020 were primarily impacted by an increase of $160,000 in net interest income and an increase in non-interest expense of $2.6 million, which was primarily related to increases in occupancy expenses of $268,000, foreclosed real estate expense of $152,000, merger related expenses of $641,000, information systems expenses of $344,000, and personnel expense of $1.4 million, which were offset by a decrease in deposit insurance expense of $131,000 and professional fees of $42,000. The Company recorded a provision for loan losses of $4.2 million for the first six months of 2020 compared to a recovery of $95,000 in the first six months of 2019, which the increased provision expense had a significant impact on the reduced net income reported for the 2020 first six months of 2020 as compared to the comparative period in 2019.

Net Interest Income. Net interest income remained basically unchanged for the first six months of 2020 from the first six months of 2019. The Company’s total interest income was affected by an increase in earning loans, which was offset by a reduction in earning balances of federal funds sold and investments in addition to the interest rate reductions. Average total interest-earning assets were $1.3 billion in the first six months of 2020 compared with $1.1 billion during the same period in 2019, while the average yield on those assets decreased 49 basis points from 5.03% to 4.54%, which was primarily due to the reduction of interest rates on loans, federal funds purchased and reduced investment securities.

The Company’s average interest-bearing liabilities increased by $85.0 million to $865.1 million for the six months ended June 30, 2020 from $780.1 million for the same period one year earlier and the cost of those funds decreased from 1.41% to 1.25%, or 16 basis points. The increase in interest-bearing liabilities was a primary result of increased savings, money market and time deposits acquired in the acquisition of branches offset by reduced wholesale deposits. During the first six months of 2020, the Company’s net interest margin was 3.69% and net interest spread was 3.29%. In the same quarter ended one year earlier, net interest margin was 4.07% and net interest spread was 3.59%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company uses loss history based on the weighted average net charge off history for the most recent fourteen consecutive quarters, based on the risk-graded pool to which the loss was assigned. Historical loss rates are now calculated by using a loss migration analysis associating losses to the risk-graded pool to which they relate for each of the previous twelve quarters. Then, using a twelve quarter look back period, loss factors are calculated for each risk-graded pool. During the first half of 2020, the Company recorded a provision for loan losses of $4.2 million, as compared to the recovery of $95,000 that was recorded in the first half of 2019.

Non-Interest Income. Non-interest income for the six months ended June 30, 2020 was $2.9 million, an increase of $330,000 from the first six months of 2019. Service charges on deposit accounts increased $6,000 to $544,000 for the six months ended June 30, 2020 from $550,000 for the same period in 2019. Other non-deposit fees and income increased $75,000 from the first six months of 2019 to the first six months of 2020 due to increases in various items. Fees from the sale of mortgages increased from $550,000 for the six months ended June 30, 2019 to $648,000 for the first six months of 2020. The Company did not have sales of securities during the first six months of June 30, 2020 or 2019, respectively.

Non-Interest Expenses. Non-interest expenses increased by $2.6 million to $19.7 million for the six months ended June 30, 2020, from $17.1 million for the same period in 2019. In general, most categories of non-interest expenses increased primarily due to changes in the Company’s branch network. The following are highlights of the significant categories of non-interest expenses during the first six months of 2020 versus the same period in 2019:

●	Personnel expenses increased $1.4 million to $11.4 million, due to additional personnel and cost of living increases and acquisition of three branches.

●	Occupancy expenses increased $268,000, primarily due to additional branches, repairs and maintenance and increased rent expense due to normal rent escalation.
●	Integration related expenses increased $641,000.
●	CDI expense decreased $50,000 due to the amortization.
●	Information systems expense increased by $344,000 due to increased expenses related to the new mobile banking platform and security cost for the core processing system.
●	Professional fees decreased by $42,000 to $823,000.
●	Deposit insurance expenses decreased by $131,000 due to increased premium credit earned.

Provision for Income Taxes. The Company’s effective tax rate was 19.4% and 22.0% for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and December, 31, 2019, the Company had a net deferred tax asset in the amount of $3.6 million and $2.8 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of June 30, 2020 and December 31, 2019, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

NET INTEREST INCOME

The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Non-accrual loans have been included in determining average loans

	For the six month ended			For the six month ended
	June 30, 2020			June 30, 2019
	(dollars in thousands)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate

INTEREST-EARNING ASSETS:
Loans, gross of allowance	$1,107,307	$27,697	5.03%	$979,669	$26,579	5.74%
Investment securities	65,643	838	2.57%	76,236	1,126	2.98%
Other interest-earning assets	99,518	201	0.41%	93,981	999	2.14%
Total interest-earning assets	1,272,468	28,736	4.54%	1,149,886	28,704	5.03%
Other assets	115,642			100,889
Total assets	$1,388,110			$1,250,775

INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$400,735	996	0.50%	$309,053	763	0.50%
Time deposits over $100,000	298,622	2,676	1.80%	289,829	2,797	1.95%
Other time deposits	108,324	831	1.54%	116,975	941	1.62%
Borrowings	57,405	861	3.02%	64,284	967	3.03%
Total interest-bearing liabilities	865,086	5,364	1.25%	780,141	5,468	1.41%
Non-interest-bearing deposits	300,071			244,378
Other liabilities	8,804			12,317
Shareholders’ equity	214,149			213,939
Total liabilities and shareholders’ equity	$1,388,110			$1,250,775
Net interest income/interest rate spread (taxable-equivalent basis)		$23,372	3.29%		$23,236	3.62%
Net interest margin (taxable-equivalent basis)			3.69%			4.07%
Ratio of interest-earning assets to interest-bearing liabilities	147.09%			147.39%
Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$23,372	3.68%		$23,236	4.06%
Less:
taxable-equivalent adjustment		(59)			(78)
Net Interest Income		$23,313			$23,158

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 15.7% of total assets at June 30, 2020 as compared to 11.9% as of December 31, 2019.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of June 30, 2020, the Company had existing credit lines with other financial institutions to purchase up to $261.2 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $105.6 million of qualifying loans is pledged to the FHLB to secure borrowings. At June 30, 2020, the Company had $45.0 million in FHLB advances outstanding. Another source of short-term borrowings available to the Bank is securities sold under agreements to repurchase. At June 30, 2020, in addition to FHLB advances, total borrowings consisted of junior subordinated debentures of $12.4 million.

Total deposits were $1.3 billion at June 30, 2020. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 29.2% of total deposits at June 30, 2020. Time deposits of $250,000 or more represented 29.2% of the Company’s total deposits at June 30, 2020. At quarter-end, the Company had $5.6 million in brokered time deposits and $1.6 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. The Common Equity Tier 1 risk-based ratio does not include limited life components such as trust preferred securities in this calculation. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 13.06% at June 30, 2020.

As the following table indicates, at June 30, 2020, the Company and the Bank both exceeded minimum regulatory capital requirements as specified below.

	Actual	Minimum
	Ratio	Requirement

Select Bancorp, Inc.
Total risk-based capital ratio	14.84%	8.00%
Tier 1 risk-based capital ratio	13.89%	6.00%
Leverage ratio	12.06%	4.00%
Common equity Tier 1 risk-based capital ratio	12.96%	4.50%

	Actual	Minimum	Well_Capitalized
	Ratio	Requirement	Requirement

Select Bank & Trust
Total risk-based capital ratio	12.97%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.02%	6.00%	8.00%
Leverage ratio	10.44%	4.00%	5.00%
Common equity Tier 1 risk-based capital ratio	12.02%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of June 30, 2020.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of March 31, 2020.

	March 31, 2020
(Dollars in thousands)	Estimated Effect on NII	Estimated Effect on EVE
Immediate change in interest rates:
+ 4.0%	7.3%	15.1%
+ 3.0%	4.6	11.9
+ 2.0%	1.8	8.2
+ 1.0%	0.5	4.3
No change	—	—
- 1.0%	0.2	(3.6)

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the second quarter of 2020. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter of 2020 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently engaged in, nor are any of its properties subject to, any material legal proceedings. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it attempts to collect loans, enforce its security interest in loans, or other matters of similar nature.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.

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

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of factors impacting us or our borrowers, customers or business partners, including but not limited to:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;
●	we rely on third-party vendors for certain services and the unavailability of a critical service (such as information technology network and data processing services) due to the COVID-19 outbreak could have an adverse effect on us;
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs;

●	operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions; and
●	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity.

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

Share repurchase activity for the 2019 Repurchase Plan during the three months ended June 30, 2020 was as follows:

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet be
	of shares	price paid	publicly announced	purchased under the
Period	purchased	per share	plans or programs(2)	plans or programs(2)
April 2020	—	$—	275,366	235,140
Beginning Date: 4/1
Ending Date: 4/30

May 2020	38,395	7.21	313,761	196,745
Beginning Date: 5/1
Ending Date: 5/31

June 2020	154,743	8.04	468,504	42,002
Beginning Date: 6/1
Ending Date: 6/30

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2020 and 2019 and the Three Months Ended June 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: August 7, 2020	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: August 7, 2020	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer