Form 10-Q
period 2020-09-30
SELECT BANCORP, INC.
filed 2020-11-06
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of  October 30, 2020, the registrant had outstanding 17,786,552 shares of Common Stock, $1.00 par value per share.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets September 30, 2020 and December 31, 2019	3

	Consolidated Statements of Operations Three Months and Nine Months Ended September 30, 2020 and 2019	4

	Consolidated Statements of Comprehensive Income Three Months and Nine Months Ended September 30, 2020 and 2019	5

	Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended March 31, 2020 and 2019, Three Months Ended June 30, 2020 and 2019 and Three Months Ended September 30, 2020 and 2019	6

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2020 and 2019	7

	Notes to Consolidated Financial Statements	9

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	50

Item 4 -	Controls and Procedures	52

Part II.	OTHER INFORMATION

Item 1 -	Legal Proceedings	52

Item 1A -	Risk Factors	52

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3 -	Defaults Upon Senior Securities	55

Item 4 -	Mine Safety Disclosures	55

Item 5 -	Other Information	55

Item 6 -	Exhibits	56

	Signatures	57

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SELECT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31,
	(unaudited)	2019*

	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$25,068	$19,110
Interest-earning deposits in other banks	249,541	50,920
Federal funds sold	8,046	9,047
Investment securities available for sale, at fair value	87,434	72,367
Loans held for sale	2,945	928
Loans	1,283,457	1,029,975
Allowance for loan losses	(13,561)	(8,324)
NET LOANS	1,269,896	1,021,651
Accrued interest receivable	4,486	4,189
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	3,059	3,045
Other non-marketable securities	718	719
Foreclosed real estate	3,237	3,533
Premises and equipment, net	20,883	17,791
Right of use lease asset	8,756	8,596
Bank owned life insurance	30,271	29,789
Goodwill	41,914	24,579
Core deposit intangible (“CDI”)	1,677	1,610
Other assets	14,015	7,202
TOTAL ASSETS	$1,771,946	$1,275,076
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$408,209	$240,305
Savings	51,629	43,128
Money market and NOW	610,275	280,145
Time	402,667	429,260
TOTAL DEPOSITS	1,472,780	992,838
Short-term debt	20,000	—
Long-term debt	37,372	57,372
Lease liability	9,089	8,813
Accrued interest payable	449	578
Accrued expenses and other liabilities	18,889	2,700
TOTAL LIABILITIES	1,558,579	1,062,301
Shareholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized; no preferred shares were issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 17,786,552 and 18,330,058 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	17,787	18,330
Additional paid-in capital	137,130	140,870
Retained earnings	56,917	52,675
Common stock issued to deferred compensation trust, at cost; 263,377 and 319,753 shares outstanding at September 30, 2020 and December 31, 2019, respectively	(2,352)	(2,815)
Directors’ Deferred Compensation Plan Rabbi Trust	2,352	2,815
Accumulated other comprehensive income	1,533	900
TOTAL SHAREHOLDERS’ EQUITY	213,367	212,775
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,771,946	$1,275,076

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands, except share and per share data)		(In thousands, except share and per share data)
INTEREST INCOME
Loans	$15,404	$13,924	$43,079	$40,481
Federal funds sold and interest-earning deposits in other banks	54	581	255	1,580
Investments	367	503	1,169	1,569
TOTAL INTEREST INCOME	15,825	15,008	44,503	43,630

INTEREST EXPENSE
Money market, NOW and savings deposits	891	433	1,887	1,196
Time deposits	1,415	2,248	4,922	5,986
Short-term debt	145	4	373	56
Long-term debt	263	455	896	1,370
TOTAL INTEREST EXPENSE	2,714	3,140	8,078	8,608
NET INTEREST INCOME	13,111	11,868	36,425	35,022
PROVISION FOR LOAN LOSSES	1,638	231	5,844	136
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,473	11,637	30,581	34,886

NON-INTEREST INCOME
Gain on the sale of securities	—	48	—	48
Service charges on deposit accounts	257	308	801	858
Fees from the sale of mortgages	517	218	1,165	605
Other fees and income	950	874	2,613	2,462
TOTAL NON-INTEREST INCOME	1,724	1,448	4,579	3,973
NON-INTEREST EXPENSE
Personnel	5,742	5,124	17,160	15,126
Occupancy and equipment	1,008	1,073	2,925	2,722
Deposit insurance	370	(30)	434	165
Professional fees	399	518	1,222	1,383
Core deposit intangible amortization	179	208	553	632
Merger/acquisition related expenses	7	128	755	235
Information systems	1,043	852	3,053	2,518
Foreclosure-related expenses	228	(9)	420	31
Other	1,091	1,067	3,294	3,234
TOTAL NON-INTEREST EXPENSE	10,067	8,931	29,816	26,046
INCOME BEFORE INCOME TAX	3,130	4,154	5,344	12,813
INCOME TAX	673	915	1,102	2,819
NET INCOME	2,457	3,239	4,242	9,994
Basic	$0.14	$0.17	$0.24	$0.52
Diluted	$0.14	$0.17	$0.23	$0.52
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,847,913	19,028,572	18,038,345	19,219,820
Diluted	17,866,822	19,073,235	18,062,170	19,266,480

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)

Net income	$2,457	$3,239	$4,242	$9,994

Other comprehensive income (loss):
Unrealized gains (loss) on investment securities-available for sale	(161)	196	822	1,454
Tax effect	38	(48)	(189)	(334)
Total	(123)	148	633	1,120
Reclassification adjustment for (gains) included in net income	—	(48)	—	(48)
Tax effect	—	11	—	11
	—	(37)	—	(37)

Total	(123)	111	633	1,083

Total comprehensive income	$2,334	$3,350	$4,875	$11,077

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

								Common Stock
								Issued	Accumulated
					Additional			to Deferred	Other	Total
	Preferred Stock		Common Stock		paid-in	Retained	Deferred	Compensation	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Comp Plan	Trust	Income	Equity
Balance at December 31, 2019	—	$—	18,330,058	$18,330	$140,870	$52,675	$(2,815)	$2,815	$900	$212,775
Net income	—	—	—	—	—	1,104	—	—	—	1,104
Other comprehensive income	—	—	—	—	—	—	—	—	562	562
Stock repurchases	—	—	(275,366)	(275)	(2,193)	—	—	—	—	(2,468)
Stock option exercises	—	—	1,000	1	6	—	—	—	—	7
Directors’ equity incentive plan, net	—	—	—	—	—	—	24	(24)	—	—
Stock-based compensation	—	—	—	—	105	—	—	—	—	105
Balance at March 31, 2020	—	$—	18,055,692	$18,056	$138,788	$53,779	$(2,791)	$2,791	$1,462	$212,085
Net income	—	—	—	—	—	681	—	—	—	681
Other comprehensive income	—	—	—	—	—	—	—	—	194	194
Stock repurchases	—	—	(193,138)	(193)	(1,328)	—	—	—	—	(1,521)
Stock option exercises	—	—	—	—	—	—	—	—	—	—
Directors’ equity incentive plan, net	—	—	—	—	—	—	238	(238)	—	—
Stock-based compensation	—	—	—	—	99	—	—	—	—	99
Balance at June 30, 2020	—	$—	17,862,554	$17,863	$137,559	$54,460	$(2,553)	$2,553	$1,656	$211,538
Net income	—	—	—	—	—	2,457	—	—	—	2,457
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(123)	(123)
Stock repurchases	—	—	(76,002)	(76)	(490)	—	—	—	—	(566)
Directors’ equity incentive plan, net	—	—	—	—	—	—	201	(201)	—	—
Stock based compensation	—	—	—	—	61	—	—	—	—	61

Balance at September 30, 2020	—	$—	17,786,552	$17,787	$137,130	$56,917	$(2,352)	$2,352	$1,533	$213,367

Balance at December 31, 2018	—	—	19,311,505	19,312	150,718	39,640	(2,615)	2,615	(59)	209,611
Net income	—	—	—	—	—	3,307	—	—	—	3,307
Other comprehensive income	—	—	—	—	—	—	—	—	360	360
Stock option exercises	—	—	14,980	14	100	—	—	—	—	114
Directors’ equity incentive plan, net	—	—	—	—	—	—	(37)	37	—	—
Stock based compensation	—	—	—	—	59	—	—	—	—	59
Balance at March 31, 2019	—	—	19,326,485	19,326	150,877	42,947	(2,652)	2,652	301	213,451
Net income	—	—	—	—	—	3,448	—	—	—	3,448
Other comprehensive income	—	—	—	—	—	—	—	—	612	612
Stock repurchases	—	—	(64,496)	(64)	(662)	—	—	—	—	(726)
Stock option exercises	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	60	—	—	—	—	60
Balance at June 30, 2019	—	—	19,261,989	19,262	150,275	46,395	(2,652)	2,652	913	216,845
Net income	—	—	—	—	—	3,239	—	—	—	3,239
Other comprehensive income	—	—	—	—	—	—	—	—	111	111
Stock repurchases	—	—	(748,911)	(749)	(7,456)	—	—	—	—	(8,205)
Stock option exercises		—	—	—	—	—	—	—	—	—
Directors’ equity incentive plan, net	—	—	—	—	—	—	(78)	78	—	—
Stock based compensation	—	—	—	—	59	—	—	—	—	59
Balance at September 30, 2019	—	$—	18,513,078	$18,513	$142,878	$49,634	$(2,730)	$2,730	$1,024	$212,049

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,242	$9,994
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,844	136
Depreciation and amortization of premises and equipment	1,335	1,337
Amortization and accretion of investment securities	436	543
Amortization of right of use asset	941	810
Accretion of deferred loan fees and costs	(688)	(590)
Amortization of core deposit intangible	553	632
Accretion of acquisition premium on time deposits	(206)	(7)
Deferred income taxes	283	—
Stock-based compensation	265	178
Accretion on acquired loans	(1,075)	(679)
Increase in cash surrender value of bank owned life insurance	(482)	(504)
Proceeds from loans held for sale	43,904	25,388
Originations of loans held for sale	(44,756)	(25,917)
Gain on sales of loans held for sale	(1,165)	—
Net loss on sale and write-downs of foreclosed real estate	390	12
Fees on sale of mortgages	—	(605)
Gain on the sale of securities	—	(48)
Loss (gain) on sale of premises and equipment	—	8
Loss on assets held for sale	—	8
Change in assets and liabilities:
Net change in accrued interest receivable	41	(13)
Net change in other assets	(6,312)	(1,656)
Net change in accrued expenses and other liabilities	15,887	(408)
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,437	8,619

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	(14)	238
Redemption of non-marketable security	1	43
Purchase of investment securities available for sale	(39,794)	(37,948)
Maturities of investment securities available for sale	10,511	2,883
Cash received from branch acquisition	60,234	24,093
Mortgage-backed securities pay-downs	14,602	9,367
Proceeds from sale of investment securities available for sale	—	1,125
Net change in loans outstanding	(149,341)	(28,837)
Proceeds from sale of foreclosed real estate	180	103
Proceeds from sale of premises and equipment	—	660
Purchases of premises and equipment	(1,531)	(1,167)

NET CASH USED IN INVESTING ACTIVITIES	(105,152)	(29,440)

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$294,665	$(17,786)
Repayments of short-term debt	—	(7,000)
Repayment of lease liability	(825)	(565)
Repurchase of common stock	(4,556)	(8,931)
Proceeds from stock options exercised	7	114

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	289,291	(34,168)

NET CHANGE IN CASH AND CASH EQUIVALENTS	203,578	(54,989)

CASH AND CASH EQUIVALENTS, BEGINNING	79,077	139,362

CASH AND CASH EQUIVALENTS, ENDING	$282,655	$84,373

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$8,207	$8,679
Income taxes paid	3,202	2,496

Non-cash transactions:
Change in fair value of investment securities available for sale, net of tax	633	1,120
Transfer from loans to foreclosed real estate	274	469

Acquisition:
Assets acquired (excluding goodwill)	170,914	—
Liabilities assumed	186,416	—
Goodwill recorded	17,335	—

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2020. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the September 30, 2020 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

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

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At September 30, 2020 and 2019 there were 243,120 and 172,120 anti-dilutive stock options outstanding, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Weighted average number of common shares used in computing basic net income per share	17,847,913	19,028,572	18,038,345	19,219,820

Effect of dilutive stock options	18,909	44,663	23,825	46,660

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	17,866,822	19,073,235	18,062,170	19,266,480

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

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three and nine months ended September 30, 2020. Valuation techniques are consistent with techniques used in prior periods.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
September 30, 2020	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
U.S. government agencies – GSE’s	$11,760	$—	$11,760	$—

Mortgage-backed securities – GSE’s	41,670	—	41,670	—

Corporate Bonds	2,103	—	2,103	—

Municipal bonds	31,901	—	31,901	—

Total investment available for sale	$87,434	$—	$87,434	$—

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
December 31, 2019	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
U.S. government agencies – GSE’s	$9,996	$—	$9,996	$—

Mortgage-backed securities – GSE’s	47,743	—	47,743	—

Corporate Bonds	2,299	—	2,299	—

Municipal bonds	12,329	—	12,329	—

Total investment available for sale	$72,367	$—	$72,367	$—

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve in the allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2020 and December 31, 2019, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At September 30, 2020, the

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

discounts used are weighted between 3% and 50%. There were no transfers between levels from the prior reporting periods, and there have been no changes in valuation techniques for the three and nine months ended September 30, 2020.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value of the real estate collateral less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate is the discount applied to appraised values to account for expected liquidation and selling costs. At September 30, 2020, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three and nine months ended September 30, 2020.

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

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Asset Category September 30, 2020	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Impaired loans	$7,695	$—	$—	$7,695
Foreclosed real estate	3,237	—	—	3,237
Total	$10,932	$—	$—	$10,932

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Asset Category December 31, 2019	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Impaired loans	$5,941	$—	$—	$5,941
Foreclosed real estate	3,533	—	—	3,533
Total	$9,474	$—	$—	$9,474

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Financial assets:
Cash and due from banks	$25,068	$25,068	$25,068	$—	$—
Interest-earning deposits in other banks	249,541	249,541	249,541	—	—
Federal funds sold	8,046	8,046	8,046	—	—
Investment securities available for sale	87,434	87,434	—	87,434	—
Loans held for sale	2,945	2,945	—	2,945	—
Loans, net	1,269,896	1,279,096	—	—	1,279,096
Accrued interest receivable	4,486	4,486	—	4,486	—
Stock in the FHLB	3,059	3,059	—	—	3,059
Other non-marketable securities	718	718	—	—	718

Financial liabilities:
Deposits	$1,472,780	$1,476,441	$—	$—	$1,476,441
Short-term debt	20,000	20,000	—	20,000	—
Long-term debt	37,372	34,163	—	34,163	—
Accrued interest payable	449	449	—	449	—

	December 31, 2019
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Financial assets:
Cash and due from banks	$19,110	$19,110	$19,110	$—	$—
Interest-earning deposits in other banks	50,920	50,920	50,920	—	—
Federal funds sold	9,047	9,047	9,047	—	—
Investment securities available for sale	72,367	72,367	—	72,367	—
Loans held for sale	928	928	—	928	—
Loans, net	1,021,651	1,016,239	—	—	1,016,239
Accrued interest receivable	4,189	4,189	—	4,189	—
Stock in the FHLB	3,045	3,045	—	—	3,045
Other non-marketable securities	719	719	—	—	719

Financial liabilities:
Deposits	$992,838	$995,056	$—	$995,056	$—
Long-term debt	57,372	55,729	—	55,729	—
Accrued interest payable	578	578	—	578	—

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE E - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale (“AFS”) investments, with gross unrealized gains and losses, follow:

	September 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$11,508	$276	$(24)	$11,760
Mortgage-backed securities – GSE’s	40,195	1,528	(53)	41,670
Corporate bonds	2,101	7	(5)	2,103
Municipal bonds	31,639	333	(71)	31,901

	$85,443	$2,144	$(153)	$87,434

As of September 30, 2020, accumulated other comprehensive income included net unrealized gains totaling $2.0 million. Deferred tax assets resulting from these net unrealized losses totaled $458,000.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of  securities available for sale, with gross unrealized gains and losses, follow:

	September 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	(dollars in thousands)
Securities available for sale:
Due within one year	$2,757	$8	$(1)	$2,764
Due after one but within five years	26,947	1,268	(1)	28,214
Due after five but within ten years	5,565	81	(7)	5,639
Due after ten years	50,174	787	(144)	50,817
	$85,443	$2,144	$(153)	$87,434

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	(dollars in thousands)
Securities available for sale:
Due within one year	$8,901	$19	$(6)	$8,914
Due after one but within five years	40,954	695	(7)	41,642
Due after five but within ten years	4,568	94	(1)	4,661
Due after ten years	16,776	375	(1)	17,150
	$71,199	$1,183	$(15)	$72,367

Securities with a carrying value of $48.1 million and $18.4 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

None of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations.  The Company has the intent and ability to hold these securities to recovery.  No other than temporary impairments were identified for these investments having unrealized losses for the periods ended September 30, 2020 and December 31, 2019. The Company has not incurred any losses related to securities sales in the first nine months of 2020 or during the year ended December 31, 2019.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show the gross unrealized losses and fair value of the Company’s investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019.

	September 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$3,478	$(22)	$479	$(2)	$3,957	$(24)
Mortgage-backed securities–GSE’s	8,044	(51)	1,999	(2)	10,043	(53)
Corporate bonds	753	(5)	—	—	753	(5)
Municipal bonds	10,578	(71)	—	—	10,578	(71)
Total temporarily impaired securities	$22,853	$(149)	$2,478	$(4)	$25,331	$(153)

At September 30, 2020, the Company had three securities with an unrealized loss for more than twelve months of $4,000 which consisted of two U.S. government agencies-GSEs and one mortgage-backed - GSE bond.  Fifteen securities had unrealized losses for less than twelve months totaling $149,000 at September 30, 2020, which consisted of nine Municipal bonds, one corporate bond, one U.S. government agencies - GSEs and four mortgage-backed - GSE bonds. All unrealized losses are attributable to the general trend of interest rates.

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

At December 31, 2019, the Company had one mortgage-backed GSE and one U.S Government agency – GSE with an unrealized loss for twelve or more consecutive months totaling $12,000. The Company had three securities with a loss for twelve months or less at December 31, 2019. One U.S. government agency GSE and two mortgage-backed GSE’s had unrealized losses for less than twelve months totaling $3,000 at December 31, 2019. All unrealized losses are attributable to the general trend of interest rates.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS

Following is a summary of the composition of the Company’s loan portfolio at September 30, 2020 and December 31, 2019:

	September 30,		December 31,
	2020		2019
		Percent		Percent
	Amount	of total	Amount	of total

	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$195,174	15.21%	$151,697	14.73%
Commercial real estate	537,087	41.85%	459,115	44.58%
Multi-family residential	79,697	6.21%	69,124	6.71%
Construction	255,718	19.92%	221,878	21.55%
Home equity lines of credit (“HELOC”)	48,395	3.77%	44,514	4.32%

Total real estate loans	1,116,071	86.96%	946,328	91.89%

Other loans:
Commercial and industrial	165,766	12.91%	75,748	7.35%
Loans to individuals	7,017	0.55%	9,779	0.95%
Overdrafts	80	0.01%	234	0.02%
Total other loans	172,863	13.47%	85,761	8.32%

Gross loans	1,288,934		1,032,089
Less deferred loan origination fees, net	(5,477)	(0.43)%	(2,114)	(0.21)%
Total loans	1,283,457	100.00%	1,029,975	100.00%
Allowance for loan losses	(13,561)		(8,324)
Total loans, net	$1,269,896		$1,021,651

For Purchased Credit Impaired, or PCI loans, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of September 30, 2020 and December 31, 2019 were:

	September 30, 2020	December 31, 2019
Contractually required payments	$38,279	$20,598
Nonaccretable difference	3,401	1,694
Cash flows expected to be collected	34,878	18,904
Accretable yield	4,891	3,191
Carrying value	$29,987	$15,713

Loans are primarily secured by real estate located in the State of North Carolina, southeastern Virginia and northwestern South Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

At September 30, 2020, the Company had pre-approved but unused lines of credit for customers totaling $230.2 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Bank has originated 1,249 loans amounting to $97.0 million during 2020 under the Paycheck Protection Program (“PPP”) which are classified as Commercial and industrial loans in the loan portfolio. As of September 30, 2020 the Bank has 1,242 PPP loans amounting to $95.3 million.  The PPP loan program is sponsored by the Small Business Administration (SBA) to primarily facilitate the continuation of paychecks to employees of businesses impacted by the COVID-19 pandemic.  These loans are guaranteed by the SBA and can be forgiven and paid off by the SBA if all conditions of the program are met.  Loans that do not meet the conditions of the PPP loan program could result in the Bank incurring a charge-off.  The extent of this potential loss to the Bank is not known since the conditions of the program have changed and are subject to future changes.

A floating lien of $112.6 million of loans was pledged to the FHLB to secure borrowings at September 30, 2020.

The following tables present an age analysis of past due loans, segregated by class of loans as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past	Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

	(dollars in thousands)
Commercial and industrial	$2	$105	$543	$3,687	$4,337	$161,429	$165,766
Construction	—	—	—	161	161	255,557	255,718
Multi-family residential	—	—	—	—	—	79,697	79,697
Commercial real estate	210	—	336	2,489	3,035	534,052	537,087
Loans to individuals & overdrafts	9	—	—	145	154	6,943	7,097
1‑to‑4 family residential	200	13	669	950	1,832	193,342	195,174
HELOC	95	31	—	263	389	48,006	48,395
Deferred loan (fees) cost, net	—	—	—	—	—	—	(5,477)

	$516	$149	$1,548	$7,695	$9,908	$1,279,026	$1,283,457

	December 31, 2019
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

	(dollars in thousands)

Commercial and industrial	$1,108	$34	$46	$2,824	$4,012	$71,736	$75,748
Construction	—	—	—	181	181	221,697	221,878
Multi-family residential	—	—	—	—	—	69,124	69,124
Commercial real estate	393	82	321	1,832	2,628	456,487	459,115
Loans to individuals & overdrafts	5	—	—	155	160	9,853	10,013
1‑to‑4 family residential	859	810	864	505	3,038	148,659	151,697
HELOC	168	—	—	444	612	43,902	44,514
Deferred loan (fees) cost, net	—	—	—	—	—	—	(2,114)

	$2,533	$926	$1,231	$5,941	$10,631	$1,021,458	$1,029,975

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020			Three Months Ended		Nine Months Ended
		Contractual		September 30, 2020		September 30, 2020
		Unpaid	Related	Average	Interest Income	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans	Investment	Impaired Loans

	(dollars in thousands)
2020 :
With no related allowance recorded:
Commercial and industrial	$3,635	$5,466	$—	$4,818	$25	$4,475	$152
Construction	262	366	—	345	6	291	17
Commercial real estate	5,175	5,448	—	5,265	38	5,661	127
Loans to individuals & overdrafts	261	279	—	271	—	273	14
Multi-family residential	—	—	—	—	—	99	—
HELOC	411	553	—	453	2	575	22
1‑to‑4 family residential	197	207	—	202	22	292	—

Subtotal:	9,941	12,319	—	11,354	93	11,666	332
With an allowance recorded:
Commercial and industrial	502	521	162	576	19	576	18
Construction	—	—	—	—	—	—	—
Commercial real estate	977	1,032	325	986	15	208	46
Loans to individuals & overdrafts	—	—	—	—	—	—	—
Multi-family Residential	—	—	—	—	—	—	—
HELOC	119	150	9	122	5	264	6
1‑to‑4 family residential	39	107	10	103	—	64	6
Subtotal:	1,637	1,810	506	1,787	39	1,112	76
Totals:
Commercial	10,551	12,833	487	11,990	103	11,310	360
Consumer	261	279	—	271	—	273	14
Residential	766	1,017	19	880	29	1,195	34

Grand Total:	$11,578	$14,129	$506	$13,141	$132	$12,778	$408

Impaired loans at September 30, 2020 were approximately $11.6 million and were composed of $7.7 million in non-accrual loans and $3.9 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $1.6 million in impaired loans had specific allowances provided for them while the

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

remaining $9.9 million had no specific allowances recorded at September 30, 2020. Of the $9.9 million with no allowance recorded, $307,000 of those loans have had partial charge-offs recorded.

	As of December 31, 2019			Three Months Ended		Nine Months Ended
		Contractual		September 30, 2019		September 30, 2019
		Unpaid	Related	Average	Interest Income	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans	Investment	Impaired Loans

	(dollars in thousands)
2019 :
With no related allowance recorded:
Commercial and industrial	$2,796	$4,051	$—	$4,010	$32	$4,397	$100
Construction	440	537	—	2,413	12	1,546	20
Commercial real estate	5,585	6,750	—	7,167	70	6,022	218
Loans to individuals & overdrafts	197	197	—	84	6	93	6
Multi-family residential	284	293	—	205	3	209	10
HELOC	543	678	—	1,205	21	1,202	61
1‑to‑4 family residential	395	1,816	—	861	11	944	36
Subtotal:	10,240	14,322	—	15,945	155	14,413	451
With an allowance recorded:
Commercial and industrial	731	1,056	403	882	1	572	41
Construction	—	—	—	—	—	13	—
Commercial real estate	—	—	—	—	—	—	—
Loans to individuals & overdrafts	—	—	—	—	—	—	—
Multi-family Residential	—	—	—	—	—	—	—
HELOC	160	222	—	546	14	563	7
1‑to‑4 family residential	81	94	10	162	4	212	10
Subtotal:	972	1,372	413	1,590	19	1,360	58
Totals:
Commercial	9,749	12,591	403	14,677	118	12,759	389
Consumer	284	293	—	84	6	93	6
Residential	1,179	2,810	10	2,774	50	2,921	114
Grand Total:	$11,212	$15,694	$413	$17,535	$174	$15,773	$509

Impaired loans at December 31, 2019 were approximately $11.2 million and included $5.9 million in non-accrual loans and $6.2 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately $972,000 of the $11.2 million in impaired loans at December 31, 2019 had specific allowances aggregating $413,000 while the remaining $10.2 million had no specific allowances recorded. Of the $10.2 million with no allowance recorded, partial charge-offs through December 31, 2019 amounted to $438,000.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	loans	Investments	Investments	loans	Investments	Investments

	(dollars in thousands)			(dollars in thousands)
Extended payment terms:
1-to-4 family residential	2	$339	$325	6	$797	$537
Construction	—	—	—	1	157	13
HELOC	—	—	—	2	240	232
Commercial & industrial	2	146	139	4	1,091	1,083
Loans to individuals	—	—	—	1	14	9

Total	4	$485	$464	14	$2,299	$1,874

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	loans	Investments	Investments	loans	Investments	Investments

	(dollars in thousands)			(dollars in thousands)
Extended payment terms:
Commercial and industrial	1	$103	$71	4	$931	$899
Commercial real estate	—	—	—	1	752	702
Construction	1	259	259	1	259	259
1‑to‑4 family residential	1	174	173	3	233	211

Total	3	$536	$503	9	$2,175	$2,071

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default during that period together with concessions made by loan class during the twelve month periods ended September 30, 2020 and 2019:

	Twelve months ended		Twelve months ended
	September 30, 2020		September 30, 2019
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment

	(dollars in thousands)		(dollars in thousands)
Extended payment terms:
Commercial and industrial	4	$2,203	—	$—
Construction	2	208	—	—
1-to-4 family residential	1	10	1	16
Total	7	$2,421	1	$16

At September 30, 2020, the Bank had forty-nine loans with an aggregate balance of $10.3 million that were considered to be troubled debt restructurings. Of those TDRs, thirty-two loans with a balance totaling $3.9 million were still accruing as of September 30, 2020. The remaining TDRs with balances totaling $6.4 million as of September 30, 2020 were in non-accrual status. In response to the impact of COVID-19, payment deferrals were granted on 497 loans totaling $252.3

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

million through September 30, 2020 of which 114 loans amounting to $65.6 million remained on deferral at quarter end.  The Bank has chosen to apply the CARES Act election for the accounting of TDRs. As permitted by applicable regulatory guidance, these loans were not classified as TDRs at September 30, 2020.

At September 30, 2019, the Bank had forty-one loans with an aggregate balance of $8.2 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-eight loans with a balance totaling $6.5 million were still accruing as of September 30, 2019. The remaining TDRs with balances totaling $1.7 million as of September 30, 2019 were in non-accrual status.

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of September 30, 2020 and December 31, 2019, respectively:

Total loans:

September 30, 2020
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
	(dollars in thousands)

Superior	$96,415	$—	$76	$—
Very good	368	162	7,812	—
Good	5,538	2,196	67,996	4,866
Acceptable	22,173	24,718	270,857	50,771
Acceptable with care	35,331	228,132	181,384	24,060
Special mention	390	349	2,363	—
Substandard	5,551	161	6,599	—
Doubtful	—	—	—	—
Loss	—	—	—	—
	$165,766	$255,718	$537,087	$79,697

Consumer Credit
Exposure By
Internally	1‑to‑4 family
Assigned Grade	residential	HELOC

Pass	$191,984	$47,300
Special mention	445	205
Substandard	2,745	890
	$195,174	$48,395

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$6,806
Special mention	291
$7,097

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

The following table documents changes to the amount of the accretable yield on PCI loans for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)

Accretable yield, beginning of period	$5,661	$3,481	$3,191	$3,593
Additions	—	—	2,949	—
Accretion	(487)	(277)	(1,209)	(855)
Reclassification from nonaccretable difference	24	45	67	293
Other changes, net	(307)	56	(107)	274
Accretable yield, end of period	$4,891	$3,305	$4,891	$3,305

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three and nine month periods ended September 30, 2020 and September 30, 2019, respectively (dollars in thousands):

	Three Months Ended September 30, 2020
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
2020	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Allowance for loan losses
Loans – excluding PCI
Balance, beginning of period 07/01/2020	$2,623	$2,284	$4,184	$1,671	$388	$108	$621	$11,879
Provision for (recovery of) loan losses	1,568	212	325	(570)	(49)	4	84	1,574
Loans charged-off	(98)	—	(70)	—	—	(23)	—	(191)
Recoveries	40	—	1	7	1	7	4	60
Balance, end of period 9/30/2020	$4,133	$2,496	$4,440	$1,108	$340	$96	$709	$13,322

PCI Loans
Balance, beginning of period 07/01/2020	$23	$11	$44	$75	$9	$4	$9	$175
Provision for (recovery of) loan losses	(23)	(11)	(44)	164	(9)	(4)	(9)	64
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period 9/30/2020	$—	$—	$—	$239	$—	$—	$—	$239

Total Loans
Balance, beginning of period 07/01/2020	$2,646	$2,295	$4,228	$1,746	$397	$112	$630	$12,054
Provision for (recovery of) loan losses	1,545	201	281	(406)	(58)	—	75	1,638
Loans charged-off	(98)	—	(70)	—	—	(23)	—	(191)
Recoveries	40	—	1	7	1	7	4	60
Balance, end of period 9/30/2020	$4,133	$2,496	$4,440	$1,347	$340	$96	$709	$13,561

Ending Balance: individually evaluated for impairment	$162	$—	$325	$10	$9	$—	$—	$506
Ending Balance: collectively evaluated for impairment	$3,971	$2,496	$4,115	$1,337	$331	$96	$709	$13,055

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$159,585	$253,851	$518,462	$182,926	$47,190	$6,709	$78,646	$1,247,369
Ending Balance: collectively evaluated for impairment PCI loans	$1,557	$1,605	$12,959	$12,013	$675	$127	$1,051	$29,987
Ending Balance: individually evaluated for impairment	$4,624	$262	$5,666	$235	$530	$261	$—	$11,578
Ending Balance	$165,766	$255,718	$537,087	$195,174	$48,395	$7,097	$79,697	$1,288,934

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2020

	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
2020	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Allowance for loan losses
Loans – excluding PCI
Balance, beginning of period 01/01/2020	$1,127	$1,731	$2,837	$1,437	$329	$175	$419	$8,055
Provision for (recovery of) loan losses	3,591	765	1,670	(352)	(31)	(55)	286	5,874
Loans charged-off	(628)	—	(70)	—	—	(42)	—	(740)
Recoveries	43	—	3	23	42	18	4	133
Balance, end of period 9/30/2020	$4,133	$2,496	$4,440	$1,108	$340	$96	$709	$13,322

PCI Loans
Balance, beginning of period 01/01/2020	$178	$6	$14	$56	$—	$—	$15	$269
Provision for (recovery of) loan losses	(178)	(6)	(14)	183	—	—	(15)	(30)
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period 9/30/2020	$—	$—	$—	$239	$—	$—	$—	$239

Total Loans
Balance, beginning of period 01/01/2020	$1,305	$1,737	$2,851	$1,493	$329	$175	$434	$8,324
Provision for (recovery of) loan losses	3,413	759	1,656	(169)	(31)	(55)	271	5,844
Loans charged-off	(628)	—	(70)	—	—	(42)	—	(740)
Recoveries	43	—	3	23	42	18	4	133
Balance, end of period 9/30/2020	$4,133	$2,496	$4,440	$1,347	$340	$96	$709	$13,561

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2019
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
2019	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Allowance for loan losses
Loans – excluding PCI
Balance, beginning of period 07/01/2019	$814	$1,487	$2,818	$1,543	$432	$309	$383	$7,786
Provision for (recovery of) loan losses	123	212	(44)	(111)	18	9	11	218
Loans charged-off	(48)	—	—	—	(50)	(155)	—	(253)
Recoveries	2	—	1	8	21	5	—	37
Balance, end of period 9/30/2019	$891	$1,699	$2,775	$1,440	$421	$168	$394	$7,788

PCI Loans
Balance, beginning of period 07/01/2019	$298	$6	$142	$62	$1	$—	$8	$517
Provision for (recovery of) loan losses	10	—	—	(10)	—	13	—	13
Loans charged-off	(249)	—	—	—	—	(13)	—	(262)
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period 9/30/2019	$59	$6	$142	$52	$1	$—	$8	$268

Total Loans
Balance, beginning of period 07/01/2019	$1,112	$1,493	$2,960	$1,605	$433	$309	$391	$8,303
Provision for (recovery of) loan losses	133	212	(44)	(121)	18	22	11	231
Loans charged-off	(297)	—	—	—	(50)	(168)	—	(515)
Recoveries	2	—	1	8	21	5	—	37
Balance, end of period 9/30/2019	$950	$1,705	$2,917	$1,492	$422	$168	$402	$8,056

Ending Balance: individually evaluated for impairment	$230	$—	$—	$6	$48	$—	$—	$284
Ending Balance: collectively evaluated for impairment	$720	$1,705	$2,917	$1,486	$374	$168	$402	$7,772

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$74,658	$209,464	$440,244	$145,645	$45,170	$9,634	$60,970	$985,785
Ending Balance: collectively evaluated for impairment PCI loans	$1,154	$682	$6,033	$7,479	$47	$—	$908	$16,303
Ending Balance: individually evaluated for impairment	$3,874	$2,531	$6,367	$738	$1,004	$85	$202	$14,801

Ending Balance	$79,686	$212,677	$452,644	$153,862	$46,221	$9,719	$62,080	$1,016,889

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2019

	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
2019	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Allowance for loan losses
Loans – excluding PCI
Balance, beginning of period 01/01/2019	$762	$1,385	$3,024	$1,663	$555	$206	$471	$8,066
Provision for (recovery of) loan losses	422	296	(289)	(248)	(18)	123	(77)	209
Loans charged-off	(305)	—	(10)	—	(150)	(179)	—	(644)
Recoveries	12	18	50	25	34	18	—	157
Balance, end of period 9/30/2019	$891	$1,699	$2,775	$1,440	$421	$168	$394	$7,788

PCI Loans
Balance, beginning of period 01/01/2019	$214	$—	$385	$4	$—	$—	$—	$603
Provision for (recovery of) loan losses	94	6	(243)	48	1	13	8	(73)
Loans charged-off	(249)	—	—	—	—	(13)	—	(262)
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period 9/30/2019	$59	$6	$142	$52	$1	$—	$8	$268

Total Loans								—
Balance, beginning of period 01/01/2019	$976	$1,385	$3,409	$1,667	$555	$206	$471	$8,669
Provision for (recovery of) loan losses	516	302	(532)	(200)	(17)	136	(69)	136
Loans charged-off	(554)	—	(10)	—	(150)	(192)	—	(906)
Recoveries	12	18	50	25	34	18	—	157
Balance, end of period 9/30/2019	$950	$1,705	$2,917	$1,492	$422	$168	$402	$8,056

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

NOTE H –BUSINESS COMBINATIONS

On December 20, 2019, the Bank entered into a Branch Purchase and Assumption Agreement (the “Purchase Agreement”) with Entegra Bank (“Entegra”), by which the Bank assumed the deposits and acquired the majority of the loans, property, equipment and other selected assets associated with three existing Entegra branch offices. Entegra was merged with and

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

into First-Citizens Bank & Trust Company (“First-Citizens Bank”) on December 31, 2019, and First-Citizens Bank assumed the rights and obligations of Entegra under the Purchase Agreement with the Bank.

On April 17, 2020, the Bank completed the acquisition of the three branches located in western North Carolina and pursuant to the terms of the Purchase Agreement. The branches had approximately $170.9 million in assets and $186.4 million in liabilities as of the acquisition date, April 17, 2020.  The purchase expanded the Bank’s North Carolina presence with branches in Sylva, Franklin and Highlands, North Carolina.

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

Goodwill recorded for the branches represents future revenues to be derived from the existing customer base, including efficiencies that will result from combining operations.  The fair value adjustments remain subject to adjustment within the one year measurement period if there happens to be notable changes in the factors determining the fair value of the assets or liabilities.

In determining the acquisition date fair value of purchased credit-impaired (“PCI”) loans, and in subsequent accounting, the Company generally aggregates loans into pools of loans with common risk characteristics.  Expected cash flows at the

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

acquisition date in excess of the fair value of loans are referred to as the “accretable yield” and recorded as interest income prospectively.

PCI loans acquired totaled $17.0 million at estimated fair value and acquired performing loans totaling $86.2 million at estimated fair value. For PCI loans acquired from First-Citizens Bank, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the merger were:

(Dollars in thousands)	April 17, 2020

Contractually required payments	$22,046
Nonaccretable difference	2,073
Cash flow expected to be collected	19,973
Accretable yield	2,949
Fair value at acquisition date	$17,024

Merger-related expense in 2020 totaled $755,000 which were recorded as noninterest expense as incurred.

The following tables reflect the pro forma total net interest income, noninterest income and net income for the nine months ended September 30, 2020 and 2019 as though the acquisition of the branches had taken place on January 1, 2019.  The pro forma results have not been adjusted to remove non-recurring acquisition-related expenses, and are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on January 1, 2019, nor of future results of operations.

	Nine Months Ended September 30
	2020	2019

	(Dollars in thousands, except per share)
Net interest income	$38,130	$37,350
Non-interest income	4,717	4,161
Net income available to common shareholders	4,834	10,802

Earnings per share, basic	$0.27	$0.56
Earnings per share, diluted	$0.27	$0.56

Weighted average common shares outstanding, basic	18,038,345	19,219,820
Weighted average common shares outstanding, diluted	18,062,170	19,266,480

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE I – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned, or OREO, during the nine months ended September 30, 2020 and 2019:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2020	2019

	(Dollars in thousands)

Beginning balance January 1	$3,533	$1,088
Sales	(180)	(103)
Write-downs and loss on sales	(390)	(12)
Transfers	274	469
Ending balance	$3,237	$1,442

At September 30, 2020 and December 31, 2019, the Company had $3.2 million and $3.5 million, respectively, of which $379,000 is foreclosed residential real estate property in OREO. The Company had two loans with a recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure in the aggregate amount of $428,000 at September 30, 2020. At December 31, 2019, the Company had 3 loans with recorded investment in the amount of $114,000 in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure.

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

Comparison of Financial Condition at

September 30, 2020 and December 31, 2019

During the first nine months of 2020, total assets increased by $496.9 million to $1.8 billion as of September 30, 2020. The increase in assets was due primarily to the acquisition of three branches located in western North Carolina and loans originated by the Bank in connection with its participation in the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”). Earning assets at September 30, 2020 totaled $1.6 billion and consisted of $1.3 billion in net loans, $87.4 million in investment securities, $274.6 million in cash, overnight investments and interest-bearing deposits in other banks, $8.0 million in federal funds sold and $3.8 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the third quarter of 2020 were $1.5 billion and $213.4 million, respectively.

Since the end of 2019, gross loans have increased by $253.5 million to $1.3 billion as of September 30, 2020. The increase in gross loans was due primarily to normal customer demand, the PPP loan program and the aforementioned acquisition of  branches. At September 30, 2020, gross loans consisted of $165.8 million in commercial and industrial loans (which includes 1,249 PPP loans in the amount of $97.0 million), $537.1 million in commercial real estate loans, $79.7 million in multi-family residential loans, $7.1 million in consumer loans, $195.2 million in residential real estate loans, $48.4 million in HELOCs, and $255.7 million in construction loans. Deferred loan fees, net of costs, on these loans were $5.5 million (which includes $3.1 million in net fees related to PPP loans) at September 30, 2020.

At September 30, 2020 the Company held $8.0 million in federal funds sold compared to $9.0 million in federal funds sold at December 31, 2019. Interest-earning deposits in other banks were $249.5 million at September 30, 2020, a $198.6 million increase from December 31, 2019. The Company’s investment securities at September 30, 2020 were $87.4 million, an increase of $15.1 million from December 31, 2019. The investment portfolio as of September 30, 2020 consisted of $11.8 million in government agency debt securities, $41.7 million in mortgage-backed securities, $2.1 million in corporate bonds and $31.9 million in municipal securities. The net unrealized gain on these securities was $2.0 million as of September 30, 2020.

At September 30, 2020, the Company had an investment of $3.1 million in Federal Home Loan Bank (“FHLB”) stock, which increased by $14,000 from December 31, 2019. Also, the Company had $718,000 in other non-marketable securities at September 30, 2020 compared to $719,000 at December 31, 2019.

At September 30, 2020, non-earning assets were $120.0 million, an increase of $33.4 milllion from $86.6 million as of December 31, 2019. Non-earning assets included $25.1 million in cash and due from banks, bank premises and equipment of $20.9 million, goodwill of $41.9 million, core deposit intangible of $1.7 million, accrued interest receivable of $4.5 million, right of use lease asset of $8.8 million, foreclosed real estate of $3.2 million, and other assets totaling $14.0 million, including net deferred taxes of $3.6 million. Since the income on bank-owned life insurance is included in non-interest income, this asset is not included in the Company’s calculation of earning assets. The increase in non-earning assets was due primarily to the increase in goodwill, cash and due from banks.

Total deposits at September 30, 2020 were $1.5 billion and consisted of $408.2 million in non-interest-bearing demand deposits, $610.3 million in money market and negotiable order of withdrawal, or NOW, accounts, $51.6 million in savings accounts, and $402.7 million in time deposits. Total deposits increased by $479.9 million from $992.8 million as of December 31, 2019, due primarily to the acquisition of the three branches in western North Carolina and deposits related to the PPP loan program. The Bank had $1.5 million in brokered demand deposits and $3.1 million in brokered time deposits as of September 30, 2020. The Bank had $0 million in brokered demand deposits and $45.0 million in brokered time deposits as of December 31, 2019.

As of September 30, 2020, the Company had $45.0 million (of which $20.0 million is identified as short-term borrowings and $25.0 million is identified as long-term debt) in FHLB borrowings, and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at September 30, 2020 was $213.4 million, an increase of $592,000 from $212.8 million as of December 31, 2019. Accumulated other comprehensive income relating to available for sale securities increased $633,000 during the nine months ended September 30, 2020. Also contributing to the increase in shareholders’ equity were net income of $4.2 million and $7,000 from the exercise of stock options, which were offset by stock repurchases totaling $4.4 million.

Past Due Loans, Non-performing Assets, and Asset Quality

At September 30, 2020, the Company had $516,000 in loans that were 30 to 59 days past due and $149,000 in loans that were 30 to 89 days past due. This represented 0.12% of gross loans outstanding on that date. This is a decrease from December 31, 2019 when there were $3.5 million in loans that were 30-89 days past due or 0.34% of gross loans outstanding. Non-accrual loans increased from $5.9 million at December 31, 2019 to $7.7 million at September 30, 2020.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased from 1.18% at December 31, 2019 to 1.07% at September 30, 2020. The Company had an increase of $1.8 million in non-accruals from $5.9 million at December 31, 2019 and a decrease in accruing troubled debt restructurings or TDRs, from $6.2 million at December 31, 2019 to $6.0 million as of September 30, 2020. Of the non-accrual loans as of September 30, 2020, two commercial real estate loans totaled $2.0 million, two construction loans totaled $161,000, twelve commercial loans totaled $4.3 million, five HELOC loans totaled $263,000, eleven 1-to-4 family residential loans totaled $950,000 and consumer made up the remaining balance.

At September 30, 2020, the Bank had forty-nine loans totaling $10.3 million that were considered to be troubled debt restructurings, or TDRs. Thirty-two of these loans totaling $6.4 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	September 30,	December 31,
	2020	2019

Non-accrual loans	$7,695	$5,941
Accruing TDRs	6,044	6,207
Total non-performing loans	13,739	12,148
Foreclosed real estate	3,237	3,533
Total non-performing assets	$16,976	$15,681
Accruing loans past due 90 days or more	$1,548	$1,231
Allowance for loan losses	$13,561	$8,324
Non-performing loans to period end loans	1.07%	1.18%
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.19%	1.30%
Allowance for loan losses to period end loans	1.06%	0.81%
Allowance for loan losses to non-performing loans	99%	69%
Allowance for loan losses to non-performing assets	80%	53%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	73%	49%
Non-performing assets to total assets	0.96%	1.23%
Non-performing assets and accruing loans past due 90 days or more to total assets	1.05%	1.33%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at September 30, 2020 and December 31, 2019 were $17.0 million and $15.7 million, respectively. The allowance for loan losses at September 30, 2020 represented 80% of non-performing assets compared to 53% at December 31, 2019.

Total impaired loans at September 30, 2020 were $11.6 million. This included $7.7 million in loans that were classified as impaired because they were in non-accrual status and $3.9 million in accruing loans. Of these loans, $1.6 million required a specific reserve of $506,000 at September 30, 2020.

Total impaired loans at December 31, 2019 were $11.2 million. This included $5.9 million in loans that were classified as impaired because they were in non-accrual status and $6.2 million in accruing TDRs. Of these loans, $1.0 million required a specific reserve of $413,000 at December 31, 2019.

The allowance for loan losses was $13.6 million at September 30, 2020 or 1.06% of gross loans outstanding as compared to 0.81% reported as a percentage of gross loans at December 31, 2019. This increase resulted primarily from changes in loans requiring a specific reserve plus qualitative factors related to COVID-19 and economic performance indicators. The Legacy Select loans, Carolina Premier and First Citizens Bank loans were recorded at estimated fair value as of the acquisition date and the related credit risk is reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of the allowance for loan losses to gross loans. The allowance for loan losses at September 30, 2020 represented 99% of non-performing loans compared to 69% at December 31, 2019. It is management’s assessment that the allowance for loan losses as of September 30, 2020 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future. The current economic and business disruptions in the Bank’s markets, and in the national and global markets more generally, are unprecedented, as state, local, and national governing bodies attempt to address the public health emergency caused by COVID-19. Management expects the Company’s customers, including its borrowers, will continue to experience the financial impacts of COVID-19 over the balance of the 2020 fiscal year. Depending on the length of financial impact and the effectiveness of the various governmental programs put in place to stabilize economic conditions, the Company’s management would expect to see continued volatility in the Company’s allowance for loan losses and related provision expense during the remainder of 2020. The CARES Act provided an opportunity for loan customers to request a temporary modification of the payment terms on their loans granting the customer time to address cashflow issues.  The Bank entered into modifications on 497 loans amounting to $252.3 million during 2020 of which 114 loans totaling $65.6 million remained on modification as of September 30, 2020.  See Item 1A (Risk Factors) later in this report for additional discussion of COVID-19.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
				More
	1 Year	Over 1 to	Over 3 to	Than
	or Less	3 Years	5 Years	5 years	Total

(dollars in thousands)	(dollars in thousands)
Time deposits	$310,379	$82,598	$9,612	$78	$402,667
Short-term debt	20,000	—	—	—	20,000
Long-term debt	—	—	25,000	12,372	37,372
Operating leases	663	1,503	1,466	5,457	9,089
Total contractual obligations	$331,042	$84,101	$36,078	$17,907	$469,128

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

At September 30, 2020 and December 31, 2019, the Company had $40.4 million and $27.7 million in non-1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At September 30, 2020 and December 31, 2019, the Company had $7.8 million and $10.0 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 28.3% and 23.2% of total risk-based capital as of September 30, 2020 and December 31, 2019, which is less than the 100% maximum allowed. These loans may represent more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At September 30, 2020, the Company had five product type groups which exceeded this guideline: Office Building, which represented 59% of risk-based capital or $100.8 million; Commercial Construction, which represented 79% of risk-based capital or $134.4 million; 1-to-4 Family Rental property, which represented 62% of risk-based capital or $105.7 million; Retail property, which represented 47% of risk-based capital or $80.6 million; and Apartment Complex/Multi-Family, which represented 46% of risk-based capital or $78.3 million. All other commercial real estate groups were at or below the 40% threshold. The internal guideline levels heighten the level of Company monitoring of such loans in underwriting and ongoing servicing activities.

At December 31, 2019, the Company had three product types that exceeded the 40% guideline. The following product types were in excess of the 40% guidelines at such date: apartments, commercial construction and office buildings. All other commercial and residential real estate product types were under the 40% threshold as of such date.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of September 30, 2020 and December 31, 2019.

Acquisition, Development and Construction Loans

(dollars in thousands)

	September 30, 2020			December 31, 2019
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total
Total ADC loans	$219,576	$36,142	$255,718	$186,038	$35,840	$221,878
Average Loan Size	$315	$592		$331	$607
Percentage of total loans	17.11%	2.82%	19.93%	18.06%	3.48%	21.55%
Non-accrual loans	$169	$—	$169	$181	$—	$181

Management monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at September 30, 2020 and December 31, 2019.

	September 30, 2020				December 31, 2019
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent

	(dollars in thousands)
Harnett County	$8,683	3.40%	$4,528	9.36%	$9,637	4.34%	$5,156	11.58%
Alamance County	511	0.20%	1,062	2.20%	845	0.38%	1,072	2.41%
Brunswick County	15,188	5.94%	1,642	3.39%	15,456	6.97%	1,629	3.67%
Carteret County	4,483	1.75%	2,242	4.63%	5,352	2.41%	2,190	4.92%
Cherokee County (SC)	—	—%	34	0.07%	—	—%	22	0.05%
Cumberland County	25,098	9.83%	1,975	4.08%	24,601	11.09%	2,285	5.13%
Durham County	6,621	2.59%	159	0.33%	—	—%	—	—%
Forsyth County	2,225	0.87%	—	—%	—	—%	—	—%
Jackson County	4,770	1.87%	2,106	4.35%	—	—%	—	—%
Macon County	10,507	4.11%	4,779	9.87%	—	—%	—	—%
Mecklenburg County	23,011	9.00%	4,171	8.62%	18,142	8.18%	2,689	6.04%
New Hanover County	34,737	13.58%	2,564	5.30%	40,518	18.26%	2,885	6.48%
Pasquotank County	2,978	1.16%	1,636	3.38%	1,997	0.90%	1,693	3.80%
Pitt County	17,655	6.90%	3,343	6.91%	16,098	7.25%	5,442	12.23%
Robeson County	35	0.01%	2,568	5.31%	1,165	0.53%	2,939	6.60%
Sampson County	236	0.09%	1,841	3.80%	23	0.01%	1,743	3.92%
Virginia Beach County (VA)	3,361	1.31%	395	0.82%	142	0.06%	99	0.22%
Wake County	21,871	8.55%	1,541	3.18%	23,407	10.56%	1,640	3.68%
Wayne County	3,207	1.25%	2,904	6.00%	1,572	0.71%	3,183	7.15%
Wilson County	759	0.30%	57	0.12%	477	0.21%	72	0.16%
York County (SC)	3,197	1.25%	1,028	2.12%	1,931	0.87%	1,123	2.52%
All other locations	66,585	26.04%	7,820	16.16%	60,515	27.27%	8,652	19.44%
		—
Total	$255,718	100.00%	$48,395	100.00%	$221,878	100.00%	$44,514	100.00%

Interest-Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest-only payment terms. At September 30, 2020, the Company had $300.0 million in loans that had terms permitting interest-only payments. This represented 23.4% of the total loan portfolio. At December 31, 2019, the Company had $249.9 million in loans that had terms permitting interest-only payments. This represented 24.3% of the total loan portfolio. Recognizing the risk inherent with interest-only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest-only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $85.1 million, or 6.6% of total loans, at September 30, 2020 compared to $82.0 million, or 8.0% of total loans, at December 31, 2019. The Company’s ten largest customer relationships totaled $149.8 million, or 11.7% of total loans, at September 30, 2020 compared to $129.5 million, or 12.6% of total loans, at December 31, 2019. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended September 30, 2020 and 2019

General. During the third quarter of 2020, the Company reported net income of $2.5 million as compared with net income of $3.2 million for the third quarter of 2019. Net income per common share for the third quarter of 2020 was $0.14 basic and diluted, compared with net income per common share of $0.17 basic and diluted, for the third quarter of 2019. Results of operations for the third quarter of 2020 were primarily impacted by an increase of $1.2 million in net interest income and an increase in non-interest expense of $1.1 million. The increase in non-interest expense was primarily related to increases in information systems expenses of $191,000, deposit insurance expense of $400,000, foreclosed real estate expense of $237,000, and personnel expense of $618,000, which were offset by a decrease in merger-related expenses of $121,000, occupancy expenses of $65,000 and professional fees of $119,000. The Company recorded a provision for loan losses of $1.6 million for the third quarter of 2020 compared to a provision of $231,000 in the third quarter of 2019, which increased provision expense had a significant impact on the reduced net income reported for the 2020 third quarter as compared to the comparative period in 2019.

Net Interest Income. Net interest income increased by $1.2 million for the third quarter of 2020 from the third quarter of 2019. The Company’s total interest income was affected by an increase in earning loans, which was offset by a reduction in earning balances of federal funds sold and investments in addition to the interest rate reductions. Average total interest-earning assets were $1.4 billion in the third quarter of 2020 compared with $1.2 billion during the same period in 2019, while the average yield on those assets decreased 48 basis points from 5.05% to 4.50%, which was primarily due to the reduction of interest rates on loans due to modifications related to COVID-19, reduced rates on overnight interest earning assets and reduced yield on investment securities.

The Company’s average interest-bearing liabilities increased by $234.2 million to $1.1 billion for the quarter ended September 30, 2020 from $818.6 million for the same period one year earlier and the cost of those funds decreased from 1.52% to 1.03%, or 49 basis points. The increase in interest-bearing liabilities was a primary result of increased savings, money market and time deposits from the acquisition of three branches offset by a reduction in wholesale deposits. During the third quarter of 2020, the Company’s net interest margin was 3.73% and net interest spread was 3.47%. In the same quarter ended one year earlier, net interest margin was 3.94% and net interest spread was 3.46%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company uses loss history based on the weighted average net charge off history for the most recent twelve consecutive quarters, based on the risk-graded pool to which the loss was assigned. Then, using the look back period, loss factors are calculated for each risk-graded pool. During the third quarter of 2020, the Company recorded a provision for loan losses of $1.6 million, as compared to a provision of $231,000 that was recorded in the third quarter of 2019.

Non-Interest Income. Non-interest income for the quarter ended September 30, 2020 was $1.7 million, an increase of $276,000 from the third quarter of 2019. Service charges on deposit accounts decreased $51,000 to $257,000 for the quarter ended September 30, 2020 from $308,000 for the same period in 2019. Other non-deposit fees and income increased $76,000 from the third quarter of 2019 to the third quarter of 2020. Fees from the sale of mortgages increased from $218,000 for the quarter ended September 30, 2019 to $517,000 for the third quarter of 2020 due to increased volume. The Company did not have sales of securities during the three months ended September 30, 2020 and in 2019 sold securities for a gain of $48,000.

Non-Interest Expenses. Non-interest expenses increased by $1.1 million to $10.1 million for the quarter ended September 30, 2020, from $8.9 million for the same period in 2019. In general, most categories of non-interest expenses increased primarily due to changes in the Company’s branch network and the acquisition of the branches in western North Carolina. The following are highlights of the significant categories of non-interest expenses during the third quarter of 2020 versus the same period in 2019:

●	Personnel expenses increased $618,000 to $5.7 million, due to additional personnel and cost of living increases.
●	Occupancy expenses decreased $65,000, primarily due to the reduction in repairs and maintenance which was offset by increased rent expense due to normal rent escalation.
●	Integration-related expenses decreased $121,000.
●	CDI expense reduced $29,000 due to amortization.

●	Information systems expense increased by $191,000 due to increased expenses related to the new mobile banking platform, increase in customer accounts and security cost for the core processing system.
●	Professional fees decreased by $119,000 to $399,000.
●	Deposit insurance expenses increased by $400,000 due to increased asset base.

Provision for Income Taxes. The Company’s effective tax rate was 21.5% and 22.0% for the quarters ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December, 31, 2019, the Company had a net deferred tax asset in the amount of $3.6 million and $2.8 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including, among other things, recent earnings trends, projected earnings, and asset quality. As of September 30, 2020 and December 31, 2019, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

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

	For the quarter ended			For the quarter ended
	September 30, 2020			September 30, 2019
	(dollars in thousands)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate

INTEREST-EARNING ASSETS:
Loans, gross of allowance	$1,255,027	$15,415	4.89%	$982,876	$13,529	5.52%
Investment securities	64,685	386	2.37%	85,781	630	2.95%
Other interest-earning assets	83,394	54	0.26%	91,730	456	1.99%
Total interest-earning assets	1,403,106	15,855	4.50%	1,160,387	14,615	5.05%
Other assets	280,068			101,585
Total assets	$1,683,174			$1,261,972

INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$602,943	891	0.59%	$314,099	407	0.52%
Time deposits over $100,000	277,435	1,033	1.48%	293,635	1,491	2.04%
Other time deposits	115,042	382	1.32%	116,167	494	1.71%
Borrowings	57,372	408	2.83%	64,196	483	3.02%
Total interest-bearing liabilities	1,052,792	2,714	1.03%	788,097	2,875	1.15%
Non-interest-bearing deposits	404,420			246,117
Other liabilities	11,685			12,036
Shareholders’ equity	214,277			215,722
Total liabilities and shareholders’ equity	$1,683,174			$1,261,972
Net interest income/interest rate spread (taxable-equivalent basis)		$13,141	3.47%		$11,740	3.59%
Net interest margin (taxable-equivalent basis)			3.73%			4.06%
Ratio of interest-earning assets to interest-bearing liabilities	133.27%			147.24%
Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$13,141	3.72%		$11,740	4.19%
Less:
taxable-equivalent adjustment		(30)			(39)
Net Interest Income		$13,111			$11,701

Comparison of Results of Operations for the

Nine months ended September 30, 2020 and 2019

General. During the first nine months of 2020, the Company reported net income of $4.2 million as compared with net income of $10.0 million for the first nine months of 2019. Net income per common share for the first nine months of 2020 was $0.24 basic and $0.23 diluted, compared with net income per common share of $0.52 basic and diluted, for the first nine months of 2019. Results of operations for the nine months ended September 30, 2020 were primarily impacted by an increase of $1.4 million in net interest income and an increase in non-interest expense of $3.8 million.  The increase in non-interest expense was primarily related to increases in occupancy expenses of $203,000, foreclosed real estate expense of $389,000, deposit insurance expense of $131,000, merger-related expenses of $520,000, information systems expenses of $535,000, and personnel expense of $2.0 million, which were offset by a decrease in professional fees of $161,000 and CDI amortization of $79,000. The Company recorded a provision for loan losses of $5.8 million for the first nine months of 2020 compared to $136,000 in the first nine months of 2019, which increased provision expense had a significant impact on the reduced net income reported for the first nine months of 2020 as compared to the comparative period in 2019.

Net Interest Income. Net interest income increased by $1.4 million for the first nine months of 2020 from the first nine months of 2019. The Company’s total interest income was affected by an increase in earning loans, which was offset by a reduction in earning balances of federal funds sold and investments in addition to the interest rate reductions. Average total interest-earning assets were $1.3 billion in the first nine months of 2020 compared with $1.2 billion during the same period in 2019, while the average yield on those assets decreased 38 basis points from 5.02% to 4.64%, which was primarily due to the reduction of interest rates on loans, federal funds purchased and reduced investment securities.

The Company’s average interest-bearing liabilities increased by $136.0 million to $926.1 million for the nine months ended September 30, 2020 from $793.1 million for the same period one year earlier and the cost of those funds decreased from 1.45% to 1.17%, or 28 basis points. The increase in interest-bearing liabilities was a primary result of increased savings, money market and time deposits acquired in the acquisition of branches offset by reduced wholesale deposits. During the first nine months of 2020, the Company’s net interest margin was 3.80% and net interest spread was 3.47%. In the same quarter ended one year earlier, net interest margin was 4.03% and net interest spread was 3.57%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company uses loss history based on the weighted average net charge off history for the most recent twelve consecutive quarters, based on the risk-graded pool to which the loss was assigned. Then, using the back period, loss factors are calculated for each risk-graded pool. During the first nine months of 2020, the Company recorded a provision for loan losses of $5.8 million, as compared to a provision of $136,000 that was recorded in the first nine months of 2019.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2020 was $4.6 million, an increase of $606,000 from the first nine months of 2019. Service charges on deposit accounts decreased $57,000 to $801,000 for the nine months ended September 30, 2020 from $858,000 for the same period in 2019. Other non-deposit fees and income increased $151,000 from the first nine months of 2019 to the first nine months of 2020 due to increases in various items. Fees from the sale of mortgages increased from $605,000 for the nine months ended September 30, 2019 to $1.2 million for the first nine months of 2020. The Company did not have sales of securities during the first nine months of September 30, 2020 and in 2019 sold securities reflecting a gain of $48,000, respectively.

Non-Interest Expenses. Non-interest expenses increased by $3.8 million to $29.8 million for the nine months ended September 30, 2020, from $26.0 million for the same period in 2019. In general, most categories of non-interest expenses increased primarily due to changes in the Company’s branch network. The following are highlights of the significant categories of non-interest expenses during the first nine months of 2020 versus the same period in 2019:

●	Personnel expenses increased $2.0 million to $17.1 million, due to additional personnel and cost of living increases and acquisition of three branches.
●	Occupancy expenses increased $203,000, primarily due to additional branches, repairs and maintenance and increased rent expense due to normal rent escalation.
●	Integration-related expenses increased $520,000.
●	CDI expense decreased $79,000 due to the amortization.
●	Information systems expense increased by $535,000 due to increased expenses related to the new mobile banking platform and security cost for the core processing system.
●	Professional fees decreased by $161,000 to $1.2 million.
●	Deposit insurance expenses increased by $269,000 due to increased asset base.

Provision for Income Taxes. The Company’s effective tax rate was 20.6% and 22.0% for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December, 31, 2019, the Company had a net deferred tax asset in the amount of $3.6 million and $2.8 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of September 30, 2020 and December 31, 2019, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

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

	For the nine months ended			For the nine months ended
	September 30, 2020			September 30, 2019
	(dollars in thousands)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate

INTEREST-EARNING ASSETS:
Loans, gross of allowance	$1,156,906	$43,113	4.98%	$988,268	$40,510	5.48%
Investment securities	65,322	1,224	2.50%	77,674	1,653	2.85%
Other interest-earning assets	60,857	255	0.56%	99,966	1,580	2.11%
Total interest-earning assets	1,283,085	44,592	4.64%	1,165,908	43,743	5.02%
Other assets	204,098			101,558
Total assets	$1,487,183			$1,267,466

INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$468,630	1,887	0.54%	$315,349	1,196	0.51%
Time deposits over $100,000	289,516	3,709	1.71%	299,092	4,516	2.02%
Other time deposits	110,579	1,213	1.47%	116,710	1,470	1.68%
Borrowings	57,394	1,269	2.95%	61,954	1,426	3.08%
Total interest-bearing liabilities	926,119	8,078	1.17%	793,105	8,608	1.45%
Non-interest-bearing deposits	335,108			247,087
Other liabilities	11,764			12,452
Shareholders’ equity	214,192			214,822
Total liabilities and shareholders’ equity	$1,487,183			$1,267,466
Net interest income/interest rate spread (taxable-equivalent basis)		$36,514	3.47%		$35,135	3.57%
Net interest margin (taxable-equivalent basis)			3.80%			4.03%
Ratio of interest-earning assets to interest-bearing liabilities	138.54%			147.01%
Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$36,514	3.79%		$35,135	4.02%
Less:
taxable-equivalent adjustment		(89)			(113)
Net Interest Income		$36,425			$35,022

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 20.9% of total assets at September 30, 2020 as compared to 11.9% as of December 31, 2019.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of September 30, 2020, the Company had existing credit lines with other financial institutions to purchase up to $243.0 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $87.6 million of qualifying loans is pledged to the FHLB to secure borrowings. At September 30, 2020, the Company had $45.0 million in FHLB advances outstanding. Another source of short-term borrowings available to the Bank is securities sold under agreements to repurchase. At September 30, 2020, in addition to FHLB advances, total borrowings consisted of junior subordinated debentures of $12.4 million.

Total deposits were $1.5 billion at September 30, 2020. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 27.3% of total deposits at September 30, 2020. Time deposits of $250,000 or more represented 9.6% of the Company’s total deposits at September 30, 2020. At quarter-end, the Company had $3.1 million in brokered time deposits and $1.5 in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. The Common Equity Tier 1 risk-based ratio does not include limited life components such as trust preferred securities in this calculation. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 12.04% at September 30, 2020.

As the following table indicates, at September 30, 2020, the Company and the Bank both exceeded minimum regulatory capital requirements as specified below.

	Actual	Minimum
	Ratio	Requirement

Select Bancorp, Inc.
Total risk-based capital ratio	14.71%	8.00%
Tier 1 risk-based capital ratio	13.68%	6.00%
Leverage ratio	11.00%	4.00%
Common equity Tier 1 risk-based capital ratio	12.77%	4.50%

	Actual	Minimum	Well-Capitalized
	Ratio	Requirement	Requirement

Select Bank & Trust
Total risk-based capital ratio	13.00%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.97%	6.00%	8.00%
Leverage ratio	9.58%	4.00%	5.00%
Common equity Tier 1 risk-based capital ratio	11.97%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of September 30, 2020.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of June 30, 2020.

	June 30, 2020
(Dollars in thousands)	Estimated Effect on NII	Estimated Effect on EVE
Immediate change in interest rates:
+ 4.0%	13.1%	30.1%
+ 3.0%	9.0	23.4
+ 2.0%	4.9	16.0
+ 1.0%	2.0	8.3
No change	—	—
- 1.0%	1.5	(2.4)

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the third quarter of 2020. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the third quarter of 2020 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently engaged in, nor are any of its properties subject to, any material legal proceedings. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it attempts to collect loans, enforce its security interest in loans, or other matters of similar nature.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as set forth in our Quarterly Report on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to elevated unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Set forth in the table below is the Company’s repurchase activity during the three month period ended September 30, 2020:

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet be
	of shares	price paid	publicly announced	purchased under the
Period	purchased	per share	plans or programs(2)	plans or programs(2)
July 2020	—	$—	468,504	42,002
Beginning Date: 7/1
Ending Date: 7/31

August 2020	14,616	7.72	14,616	27,386
Beginning Date: 8/1
Ending Date: 8/31

September 2020	61,386	7.37	61,386	841,000
Beginning Date: 9/1
Ending Date: 9/30

(1)	Reflects the number of shares of the Company’s common stock repurchased during the referenced period under both publicly announced repurchase plans or programs and those made not pursuant to publicly announced plans or programs. All repurchases made during the quarterly period were made pursuant to publicly announced repurchased plans.
(2)	Reflects aggregate shares repurchased during the referenced period under publicly announced repurchase plans. The Company’s 2019 repurchase plan, which was announced on September 17, 2019 and authorized the repurchase of up to 937,438 shares of common stock, terminated during the period covered b the report, as all repurchases had been completed. On September 22, 2020, the Company publicly announced a new repurchase plan, which authorizes the repurchase of up to 875,000 shares of Company common stock.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the Three Months and Nine Months ended September 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2020 and 2019, Three Months Ended June 30, 2020 and 2019 and the Three Months Ended September 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: November 6, 2020	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: November 6, 2020	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer