Form 10-K
period 2020-12-31
SELECT BANCORP, INC.
filed 2021-03-11
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $127,847,573.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 17,513,903 shares outstanding as of March 4, 2021.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Primary Market Area

The Registrant’s market area consists of portions of central, eastern, and western North Carolina which includes Alamance, Brunswick, Carteret, Cumberland, Harnett, Jackson, Macon, Mecklenburg, New Hanover, Pasquotank, Pitt, Robeson, Sampson, Wake and Wayne counties, portions of northwestern South Carolina in Cherokee and York counties and the City of Virginia Beach, Virginia. The Bank’s main office is in Dunn, North Carolina, and it has branch offices in Burlington, Charlotte, Clinton, Cornelius, Elizabeth City, Fayetteville, Franklin, Goldsboro, Greenville, Highlands, Holly Springs, Leland, Lillington, Lumberton, Morehead City, Raleigh, Sylva, and Wilmington, North Carolina.  The Bank’s South Carolina branch offices are located in Rock Hill and Blacksburg, South Carolina.  The Bank’s Virginia branch office is located in Virginia Beach, Virginia. The Bank also has loan production offices in Wilson, Durham, and Winston-Salem, North Carolina.The Registrant’s market area has a population of over 4.7 million with an average household income of over $53,000.

Total deposits in the Registrant’s market area exceeded $395 billion at June 30, 2020, which is the latest date for which FDIC Summary of Deposit survey data is available.  The leading economic components of Alamance County, North Carolina, are healthcare and education with the largest employers being LabCorp, the public school system, the Alamance Regional Medical Center and Elon University. Brunswick County North Carolina’s leading industries are education, public administration and energy, with the County of Brunswick Education Board and Government, and Duke Energy as the top employers. In Carteret County, North Carolina, public services are the leading economic factors such as education, health services and public administration (the leading employers) followed by major retailers including Lowes Home Improvement, Walmart, and Food Lion. Cumberland County, North Carolina’s leading sector is the Department of Defense with extensions of the Army, Navy and Air Force located there, followed by Cumberland County School System, Cape Fear Valley Health Systems, and a Goodyear tire manufacturer. Additionally, the U.S. Department of Veterans Affairs and Fayetteville Technical Community College also employ over 1,000 each in Cumberland County. In Harnett County, North Carolina, a top economic sector is education including top employers Harnett County Schools and Campbell University, while other large employers include Food Lion distribution center, public administration, Betsy Johnson Memorial Hospital, Walmart and a Carlie C’s Operation center. Jackson County, North Carolina houses prominent employers in education and healthcare, including Western Carolina University, Jackson County Schools, DLP Partner Medwest, and

Vaya Health. Major employers in Macon County are within the industries of professional/technical services, education, and retail trade including Drake Enterprises, Macon County Schools, Ingles Market and Walmart. In Mecklenburg County, education, financial services, transportation and health services are leading industries. Atrium Healthcare, Novant Medical Group, American Airlines, Amazon and the school system are top employers along with Wells Fargo and Bank of America. In New Hanover County, North Carolina, education, technical services, health services and government offices are leaders in the economy. New Hanover Regional Medical Center, the school system and the University of North Carolina at Wilmington are the largest employers along with PPD, Inc., a pharmaceutical research contract organization. In Pasquotank County, North Carolina, education (including the local school system and Elizabeth City State University), health services (specifically top employer Sentara Internal Medicine) and the U.S. Department of Homeland Security through the U.S. Coast Guard base in Elizabeth City are top employers. Pitt County, North Carolina, has a mix of education and health services employers, including top employers East Carolina University, Pitt County Board of Education and Vidant Medical Center. The county still relies heavily on manufacturing with over 2,000 jobs attributable to NACCO Materials Handling Group and Patheon Manufacturing Services. In Robeson County, North Carolina, leading sectors include education, health services, and manufacturing with Mountaire Farms of N.C. employing over 1,000.  Robeson County is also home to UNC Pembroke and the Campbell Soup Supply Company.  In Sampson County, North Carolina, leading sectors include education, manufacturing, agriculture and natural resources with top employers including Smithfield Foods, Prestage Farms and Hog Slat.  In Wake County, North Carolina, leading sectors include government, education, healthcare, and technology with the top employers being Wake County Public Schools, NC State University, and several teaching hospitals in the area, including Wake Med, and UNC Health.  Public Administration holds positions 7 through 10 of the top employers also. Wayne County North Carolina’s leading areas are education, healthcare and retail trade including top employers Wayne County Public Schools and Wayne Memorial Hospital, additionally manufacturing holds several of the top 10 employers, including Mount Olive Pickle Company, Case Farms Processing and Georgia-Pacific. In South Carolina’s Cherokee County healthcare, education, and manufacturing are leading industries. Murphy Medical Center, the local school system, and Moog Components are among the largest employers. In York County, South Carolina, the financial industry, retail and healthcare are leading economic components including Lash Group, LPL Financial, Ross Stores distribution and Wells Fargo Mortgage. Virginia Beach, Virginia contains large employers from the healthcare, government/military, and travel/leisure sectors.  These include Naval Air Station Oceana, Joint Expeditionary Base Little Creek, Sentara Healthcare, Lynnhaven Mall and Gold Key/PHR Hotel & Resorts.

Competition

Commercial banking in the North Carolina, South Carolina and Virginia markets in which the Bank operates is extremely competitive. The Registrant competes in its market areas with some of the largest banking organizations in the state and country as well as other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions. It also competes against consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the Registrant’s competitors have broader geographic markets and higher lending limits than the Registrant and are also able to provide more services and make greater use of advertising.  As of June 30, 2020, data provided by the FDIC Deposit Market Share Report indicated that, within the Registrant’s market area, there were 981 offices of insured depository institutions (37 in Alamance County, 37 in Brunswick County, 21 in Carteret County, 54 in Cumberland County, 23 in Harnett County, 12 in Jackson County, 10 in Macon County, 232 in Mecklenburg County, 63 in New Hanover, 12 in Pasquotank County, 39 in Pitt County, 27 in Robeson County, 14 in Sampson County, 247 in Wake County and 25 in Wayne County, all in North Carolina, 9 in Cherokee County, and 44 in York County, South Carolina, and 75 in Virginia Beach, Virginia, including offices of the Bank).

Many out-of-state commercial banks have recently acquired a number of North Carolina, South Carolina and Virginia banks and further heightened the competition among banks in the markets served.

Despite the competition in its market areas, the Registrant believes that it has certain competitive advantages that distinguish it from its competition. The Registrant believes that its primary competitive advantages are its strong local identity and affiliation within the communities it serves and its emphasis on providing specialized services to small and medium-sized business enterprises as well as professional and upper-income individuals. The Registrant offers customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. The Registrant offers many personalized services and intends to attract customers by being responsive and sensitive to their individualized needs. The Registrant also relies on goodwill and referrals from shareholders and satisfied customers as well as traditional marketing media to attract new customers. To enhance a positive image in the community, the Registrant supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Employees

As of December 31, 2020, the Registrant employed 246 full time equivalent employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes relations with its employees to be good.

Where to Find Additional Information About the Company

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission, or SEC. Our SEC filings are also available at the SEC’s website at http://www.sec.gov and through the “Investor Relations” section of our website (www.selectbank.com).

REGULATION

General

Both the Company and the Bank are subject to extensive regulation in connection with their respective activities and operations. The framework under which both the Company and the Bank are supervised and examined is complex. This framework includes federal and state laws, regulations, policy statements, guidance, and other interpretative materials that define the obligations and requirements for financial institutions.

Regulations of banks and their holding companies is subject to continual revision, through legislative changes, regulatory revisions, and the evolving supervisory objectives of federal and state banking agency examiners and supervisory staff. It is not possible to predict the content or timing of changes to the laws and regulations that may impact the business of the Company or the Bank. Any changes to the regulatory framework applicable to the Company or the Bank could have a material adverse impact on the conditions and operations of each entity.

The following discussion is not intended to be a complete description of all the activities regulated by U.S. banking laws and regulations or of the impact of such laws and regulations on the Company and the Bank. Rather, it is intended to briefly summarize the legal and regulatory framework in which the Company and the bank operate and describe legal requirements that impact their businesses and operations. The information set forth below is subject to change.

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

As a federally insured depository institution, the Bank is subject to various regulations promulgated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”or “FRB”), including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Insiders), Regulation W (Transactions with Affiliates), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

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

State Law. The Bank is subject to extensive supervision and regulation by the Commissioner. The Commissioner oversees state laws that set specific requirements for bank capital and deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail its resources, assets, liabilities and financial condition. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment, relocation, and closure of branches. The primary state banking laws to which the Bank is subject are set forth in Chapters 53C and 53 of the North Carolina General Statutes. Certain provisions of the North Carolina Business Corporation Act are also applicable to the Bank, as a North Carolina banking corporation.

The Coronavirus Aid, Relief, and Economic Security Act. In response to the coronavirus disease 2019, or COVID-19, pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. The CARES Act amended the U.S. Small Business Administration’s (“SBA”) loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program, or PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, additional legislation was enacted authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020. On December 27, 2020, omnibus federal spending and economic stimulus legislation titled the “Consolidated Appropriations Act, 2021” was signed into law that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”).  The Economic Aid Act extended the authority to make PPP loans through March 31, 2021, allocating $284 billion for both new first time PPP loans and second draw PPP loans for a certain segment of PPP borrowers that had already received a PPP loan.  The Economic Aid Act also modified certain provisions of the PPP related to eligible expenses and forgiveness.  As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto and is participating in the new round of funding from the Act passed in December 2020.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits banks to suspend requirements under U.S. generally accepted accounting principles, or GAAP, for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as troubled debt restructurings and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and December 31, 2020 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. The Company is applying this guidance to qualifying loan modifications.

Temporary Community Bank Leverage Ratio Relief. Pursuant to the CARES Act, the federal banking agencies adopted an interim rule, effective until December 31, 2020, to (i) reduce the minimum Community Bank Leverage Ratio from 9% to 8% percent and (ii) give community banks two-quarter grace period to satisfy such ratio if such ratio falls out of compliance by no more than 1%.

Temporary Regulatory Capital Relief related to Impact of CECL. Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of the current expected credit loss model, or CECL, for determining credit loss estimates. The interim final rule provides banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The federal banking agencies have since issued a final rule that makes certain technical changes to the interim final rule. The changes in the final rule apply only to those banking organizations that elect the CECL transition relief provided under the rule.

Dodd-Frank Wall Street Reform and Consumer Protection Act. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of rules and regulations, and to prepare numerous studies and reports for Congress. The Dodd-Frank Act included, among other things:

●	the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies;
●	the creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which affects both banks and non-bank financial companies;
●	the establishment of strengthened capital and prudential standards for banks and bank holding companies;
●	enhanced regulation of financial markets, including derivatives and securitization markets;
●	the elimination of certain trading activities by banks;
●	a permanent increase of FDIC deposit insurance to $250,000 per depository category and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments be based on assets as opposed to deposits;
●	amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and
●	disclosure and other requirements relating to executive compensation and corporate governance.

Economic Growth, Regulatory Relief, and Consumer Protection Act.  In 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law, which amended provisions of the Dodd-Frank Act and was intended to ease, and better tailor, regulation, particularly with respect to smaller-sized institutions such as the Registrant. EGRRCPA’s highlights included, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (iv) raises eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (v) simplifies capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well capitalized status. In 2019, the FDIC passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule went into effect in 2020. In addition, the Federal Reserve Board was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities and not having a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the Securities and Exchange Commission. Consistent with EGRRCPA, the Federal Reserve passed an interim final rule that became effective in 2018, to increase the asset threshold to $3 billion for qualifying for such policy statement.

Deposit Insurance. The Bank’s deposits are insured up to limits set by the DIF of the FDIC. The standard FDIC insurance coverage amount is $250,000 per depositor. The DIF was formed in 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The primary purposes of the DIF are: (1) to insure the deposits and protect the depositors of insured banks and (2) to resolve failed banks. The DIF is funded mainly through quarterly assessments on insured banks, but also receives interest income on its securities. The DIF is reduced by loss provisions associated with failed banks and by FDIC operating expenses. The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio” or “DRR”). The DRR is expressed as a percentage of insured deposits. The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%.  The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the DRR at 2.0%, which acts as a floor rather than a ceiling on the DRR.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Common Equity Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Common Equity Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Additional Tier 1 Capital” includes noncumulative perpetual preferred stock, tier 1 minority interests, grandfathered Trust preferred securities, and Troubled Asset Relief Program instruments less applicable regulatory adjustments and deductions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 5% and a ratio of total capital to risk-weighted assets of at least 10% to meet well capitalized thresholds. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s interest rate risk management include a measurement of board of directors and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

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

In 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework. The FDIC has adopted a substantially similar interim final rule. The capital rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.

The major provisions of the rule applicable to us are:

●	The rule implemented higher minimum capital requirements, including a new common equity Tier1 capital requirement, and established criteria that instruments must meet in order to be considered Common Equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. The minimum capital to risk-weighted assets (“RWA”) requirements under the rule are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The rule maintains the general structure of the current prompt corrective action, or PCA, framework while incorporating these increased minimum requirements.
●	The rule implemented changes to the definition of capital, including stricter eligibility criteria for regulatory capital instruments that disallows the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward (subject to certain exceptions discussed below), and new constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions.
●	Under the rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer

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
●	The rule also increased the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and made selected other changes in risk weights and credit conversion factors.

The Bank was required to comply with the new rule beginning in 2015. Compliance by the Registrant and the Bank with these capital requirements affects their respective operations by increasing the amount of capital required to conduct operations.

In 2019, the federal banking agencies released a final rule amending the U.S. Basel III capital rules to simplify the capital treatment of capital deductions and recognition of minority interests for banking organizations such as the Registrant that are not subject to the advanced approaches capital rule. The final rule:

●	simplifies the framework of regulatory capital deductions and heightened risk weights for mortgage servicing assets, deferred tax assets arising from temporary differences that an institution could not realize through net operating loss carrybacks, and investments in the capital of unconsolidated financial institutions, resulting in potentially fewer deductions for these items;
●	simplifies the recognition and calculation of minority interests that are includable in regulatory capital, resulting in potentially greater recognition of minority interests; and
●	makes certain technical amendments to the capital rules.

Community Bank Leverage Ratio. As discussed above, in 2018, EGRRCPA became law, which directed the federal banking agencies (which includes the FDIC, Federal Reserve Board, and Office of the Comptroller of the Currency, or OCC) to develop a community bank leverage ratio (“CBLR”) of not less than 8 percent and not more than 10 percent for qualifying community banking organizations. EGRRCPA defines a qualifying community banking organization as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion, which would include the Registrant and its banking subsidiary. A qualifying community banking organization that exceeds the CBLR level established by the agencies is considered to have met: (i) the generally applicable leverage and risk-based capital requirements under the agencies’ capital rule (see discussion above under “Regulation of the Bank – Capital Requirements”); (ii) the capital ratio requirements in order to be considered well capitalized under the agencies’ PCA framework (in the case of insured depository institutions) (see discussion below under subheading, “Prompt Corrective Action”); and (iii) any other applicable capital or leverage requirements. Section 201 of EGRRCPA defines the CBLR as the ratio of a banking organization’s CBLR tangible equity to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filing.

In 2019, the FDIC passed a final rule on the CBLR, setting the required minimum required CBLR at 9%. The rule went into effect on January 1, 2020. Under the proposal, a qualifying community banking organization may elect to use the CBLR framework if its CBLR is greater than 9 percent. A qualifying community banking organization that has chosen the proposed framework is not required to calculate the existing risk-based and leverage capital requirements. A bank is also considered to have met the capital ratio requirements to be well capitalized for the agencies’ prompt corrective action rules provided it has a CBLR greater than 9 percent. We have not elected to use the CBLR framework.

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

As discussed above, in 2013, the Federal Reserve Board, and the FDIC, adopted final rules that implemented the Basel III changes to the international regulatory capital framework, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and (subject to certain exceptions not applicable to the Registrant) their holding companies.

The Basel III Rules include risk-based and leverage capital ratio requirements which defines what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Registrant and the Bank under the Basel III Rules are: (i) a common equity Tier 1 risk-based capital ratio of 4.5 percent; (ii) a Tier 1 risk-based capital ratio of 6 percent (increased from 4 percent); (iii) a total risk-based capital ratio of 8 percent (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4 percent for all institutions. Common equity Tier 1 capital consists of retained earnings and common stock instruments, subject to certain adjustments.

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

The Basel III Rules also revised the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions became effective in 2015. The prompt corrective action rules were modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, under the prompt corrective action rules, insured depository institutions are required to meet the following capital levels in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5 percent; (ii) a Tier 1 risk-based capital ratio of 8 percent (increased from 6 percent); (iii) a total risk-based capital ratio of 10 percent (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 5 percent (unchanged from prior rules).

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

Under the implementing regulations, the federal banking regulators, including the FDIC, generally measure an institution’s capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets).  As of December 31, 2020 the Bank’s capital conservation buffer was 4.43% which allows the institution to avoid limitations on distributions and discretionary bonus payments.

The following table shows the Bank’s actual capital ratios and the required capital ratios for the various prompt corrective action categories as of December 31, 2020.

								Regulatory
			Adequately				Significantly	Minimum
	Actual	Well Capitalized	Capitalized		Undercapitalized		Undercapitalized	Requirement
Total risk-based capital ratio	12.43%	10.0% or more	8.0% or more		Less than 8.0%		Less than 6.0%	11.50% or more
Tier 1 risk-based capital ratio	11.42%	8.0% or more	6.0% or more		Less than 6.0%		Less than 4.0%	8.00% or more
Common equity Tier 1 risk-based capital ratio	11.42%	6.5% or more	4.5% or more		Less than 4.50%		Less than 3.0%	8.00% or more
Leverage ratio	9.25%	5.0% or more	4.0% or more	*	Less than 4.0	% *	Less than 3.0%	8.00% or more

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. In 2001, the USA PATRIOT Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions. The Bank’s loan and deposit operations are both subject to the Bank Secrecy Act, which governs how banks and other financial institutions report certain currency transactions and maintain appropriate safeguards against “money laundering” activities, including customer due diligence processes.

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

Privacy. Financial institutions are required by the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 to disclose their policies for collecting and protecting confidential customer information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers. The Bank has established a privacy policy that it believes promotes compliance with these federal requirements.  In addition, certain state laws could potentially impact that Bank’s operations, including those related to applicable notification requirements when unauthorized access to customers’ nonpublic personal information has occurred.

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

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $1.1 million at December 31, 2020. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Reserves. Pursuant to regulations of the Federal Reserve Board, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $15.2 million up to $110.2 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2020, the Bank met its reserve requirements.

The Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the Bank. The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 12.93% of total deposits and short-term borrowings at December 31, 2020, which management believes is adequate.

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

Limits on Loans to One Borrower. The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the Bank. In addition, the Bank has an internal policy that loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank. Under the internal policy, the Bank’s loans to one borrower were limited to $20.0 million at December 31, 2020.

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

The Volcker Rule. Under provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” certain limitations are placed on the ability of bank holding companies and their affiliates to engage in sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. The Volcker Rule, which became fully effective in 2015, has not had a material impact on the Bank or the Registrant. Further, pursuant to EGRRCPA enacted in 2018, community banks are excluded from the restrictions of the Volcker Rule if (i) the community bank, and every entity that controls it, has total consolidated assets equal to or less than $10 billion and (ii) trading assets and liabilities of the community bank, and every entity that controls it, are equal to or less than five percent of its total consolidated assets. The Company and the Bank are currently below these thresholds and thus exempt from the Volcker Rule.

Restrictions on Certain Activities. State chartered nonmember banks with deposits insured by the FDIC are generally prohibited from engaging in equity investments that are not permissible for a national bank. The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity investment in a subsidiary in which the bank is a majority owner. State chartered banks are also prohibited from engaging as a principal in any type of activity that is not permissible for a national bank and, subject to certain exceptions, subsidiaries of state chartered FDIC-

insured banks may not engage as a principal in any type of activity that is not permissible for a subsidiary of a national bank, unless in either case, the FDIC determines that the activity would pose no significant risk to the DIF and the bank is, and continues to be, in compliance with applicable capital standards.

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

Incentive Compensation Policies and Restrictions. In 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies. Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. While the Dodd-Frank Act contemplated additional regulatory action to be taken related to incentive compensation, the administrative agencies have not yet adopted the contemplated regulations.

Tax Cuts and Jobs Act of 2017. In 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act included a number of provisions that impacted the Registrant, including the following:

●	Tax Rate. The Tax Act replaced the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate.
●	Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminated certain exceptions to the $1 million limit applicable under prior to law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals.
●	Business Asset Expensing. The Tax Act allowed taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).
●	Interest Expense. The Tax Act limited a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion.

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

Summary of Risk Factors

The following is a summary of the most significant risks and uncertainties that we believe could adversely affect our business, financial condition or results of operations. In addition to the following summary, you should consider the other information set forth in this “Risk Factors” section and the other information contained in this report before investing in our securities.

Risks Related to Our Business

●	The COVID-19 pandemic and responsive measures could have a material adverse effect on our business, results of operations, and financial condition; such effects will depend on future developments, which are uncertain and difficult to predict.
●	Unexpected credit losses could have a material adverse effect on our capital, financial condition, and results of operations.
●	We must maintain an appropriate allowance for loan losses.
●	Our business is concentrated in parts of North Carolina, South Carolina, and Virginia, which makes us vulnerable to local economic downturns.
●	A significant portion of our loans are commercial real estate and construction loans, which involve a high degree of credit risk.
●	We are subject to environmental liability risk associated with our lending activities.
●	We must effectively manage our counterparty risk.
●	Our expansion strategy may expose us to risks related to our acquisition of other financial institutions, including litigation risk.
●	We must effectively manage our interest rate risks.
●	We are subject to extensive government regulation and supervision.
●	We must maintain adequate regulatory capital to support our business.
●	We must effectively manage our liquidity risk.
●	We must effectively manage risks in connection with our information systems, which may experience disruption, failure, or security breaches.
●	We may be required to record a significant charge to earnings if our goodwill becomes impaired.
●	We compete with larger financial institutions and other financial service providers.

Risks Related to an Investment in Our Common Stock

●	The trading volume in our common stock is less than that of larger financial institutions.
●	We do not currently pay dividends on our common stock.
●	Our stock repurchase plan may not enhance shareholder value and could increase price volatility in our common stock.
●	Federal laws and regulations impose restrictions on the ownership of our common stock.
●	Anti-takeover provisions in our articles of incorporation and bylaws could adversely affect our shareholders.

●	An investment in our common stock is not an insured deposit.

General Risk Factors

●	Hurricanes or other adverse weather events could disrupt our operations.
●	Our failure to maintain an effective system of internal control over financial reporting could harm our business.
●	We may be adversely affected by changes in accounting standards.
●	We may not be able to obtain additional capital if needed.e
●	We must attract, retain, and develop key personnel.
●	We must keep pace with technological change.
●	Our stock price can be volatile.
●	We may issue additional equity or debt securities in the future, which could dilute existing shareholders and affect the market price of our common stock.

Risks Related to Our Business

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

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in this “Risk Factors” section.

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

In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulators, the FDIC and the Commissioner, as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of either of these regulators after a review of the information available at the time of their examination. Our allowance for loan losses amounted to $14.1 million and $8.3 million, or 1.08% and 0.81% of total loans outstanding and 99% and 69% of nonperforming loans, at December 31, 2020 and 2019, respectively. See Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note E to our consolidated financial statements presented under Item 8 of Part II of this Form 10-K, for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.

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

Nearly all of our loans are secured by real estate or made to businesses in our market area, which includes portions of central, eastern, and western North Carolina, southeastern Virginia and northwestern South Carolina. As a result of this geographic concentration, our results may correlate to the economic conditions in these areas. Declines in these markets’ economic conditions may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, our results of operations. Adverse conditions in the local economy such as inflation, unemployment, recession or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our financial condition and results of operations.

A decline in local economic conditions could adversely affect the values of real property used as collateral for our loans. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. At December 31, 2020, approximately 90.1% of the Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If the value of real estate in our market area were to decline materially, a significant portion of our loan portfolio could become under-collateralized and/or cause us to realize a loss in the event of a foreclosure. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

We originate commercial real estate loans and commercial and industrial loans, most often secured by commercial properties and construction loans primarily within our market area. These loans tend to involve larger loan balances to a single borrower or groups of related borrowers, more complex underlying collateral, and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than residential real estate loans for the following reasons:

●	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2020, commercial real estate loans were approximately 46.6% of the Bank’s total loan portfolio.
●	Construction Loans. Repayment is dependent on completion of the project and the subsequent financing of the completed project as a commercial real estate or residential real estate loan, and in some instances on the rent or sale of the underlying project. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.

During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2020, construction loans were approximately 18.2% of the Bank’s total loan portfolio.
●	Commercial and Industrial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be more difficult to liquidate than residential real estate, or fluctuate in value based on the success of the business. As of December 31, 2020, commercial and industrial loans were approximately 9.7% of the Bank’s total loan portfolio.

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

We originate fixed and adjustable rate loans secured by one-to-four family residential real estate. As of December 31, 2020, we had $194.0 million in residential mortgage loans, which represented 14.9% of our total loan portfolio. The residential loans in our loan portfolio are sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Residential loans with high combined loan-to-value ratios generally are more sensitive and may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which could in turn adversely affect our financial condition and results of operations.

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

●	general or local economic conditions;
●	environmental cleanup liability;
●	neighborhood values;
●	interest rates;
●	real estate tax rates;
●	operating expenses of the mortgaged properties;
●	supply of and demand for rental units or properties;
●	ability to obtain and maintain adequate occupancy of the properties;
●	zoning laws;
●	governmental rules, regulations and fiscal policies; and
●	natural or other disasters.

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

Our acquisition of other financial institutions, or parts of other institutions, such as with branch acquisitions, involves a number of risks, including the risk that:

●	we may incur substantial costs in identifying and evaluating potential acquisitions and merger partners, or in evaluating new markets, hiring experienced, local managers, and opening new offices;
●	our estimates and judgments used to evaluate credit, operations, management and market risks relating to target institutions may not be accurate;
●	the institutions we acquire may have distressed assets and there can be no assurance that we will be able to realize the value we predict from those assets or that we will make sufficient provisions or have sufficient capital for future losses;
●	we may be required to take write-downs or write-offs, restructuring and impairment, or other charges related to the institutions we acquire that could have a significant negative effect on our financial condition and results of operations;

●	there may be substantial lag-time between completing an acquisition and generating sufficient assets and deposits to support costs of the expansion;
●	our management’s attention in negotiating a transaction and integrating the operations and personnel of the combining businesses may be diverted from our existing business and we may not be able to successfully integrate such operations and personnel;
●	we may enter new markets where we lack local experience or that introduce new risks to our operations, or that otherwise result in adverse effects on our results of operations;
●	we may introduce new products and services we are not equipped to manage or that introduce new risks to our operations, or that otherwise result in adverse effects on our results of operations;
●	we may incur intangible assets in connection with an acquisition, or the intangible assets we incur may become impaired, which could result in adverse short-term effects on our results of operations;
●	we may assume liabilities in connection with an acquisition, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our results of operations, financial condition and stock price; or
●	we may lose key employees and customers that were part of the reason we pursued an acquisition.

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

Changes in banking laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations.

Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in 2010, instituted major changes to the banking and financial institutions regulatory regimes and is one example of how legislative changes can greatly impact our business. Changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways, including, among other things, subjecting us to increased capital requirements, liquidity and risk management requirements, creating additional costs, limiting the types of financial services and products we may offer and/or increasing the ability of non-banks to offer competing financial services and products. While we cannot predict the extent to which additional legislation will be enacted or the extent we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations, and other institutions.

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

In 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected over the contractual life of the financial instrument. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us on January 1, 2023 based on our qualifying metrics on December 31, 2022. The new effective date remains in place even if our qualifying metrics change to those applicable for institutions required to adopt CECL as of December 31, 2020. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. Since the magnitude of the anticipated change in the allowance for loan losses will be impacted by economic conditions and trends in the loan portfolio at the time of adoption, we cannot yet reasonably determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

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

The economic recession of 2008-9 caused a high level of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the DIF. As a result, the FDIC significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. We are generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are bank or financial institution failures that exceed the FDIC’s expectations, the Bank may be required to pay higher FDIC premiums than those currently in force. Any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings and financial condition.

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

As of December 31, 2020 and 2019, we had a net deferred tax asset of $3.2 million and $2.8 million, respectively. A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of the total deferred tax asset will not be realized. In assessing the future ability of the Company to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company will continue to monitor its deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations, or other factors could impact the realization of the deferred tax asset in the future. If we are unable to realize the full benefit of the deferred tax assets, it could negatively impact our results of operations.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have goodwill recorded on our balance sheet as an asset with a carrying value as of December 31, 2020 of $42.9 million. Under GAAP, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values. The Bank is our only reporting unit. The price of our common stock is one of several factors available for estimating the fair value of our reporting units. Although the price of our common stock is currently trading below book value, it has traded below book value in the past and may do so again in the future. Subject to the results of other valuation techniques, if this situation were to return and persist, it could indicate that a portion of our goodwill is impaired. Accordingly, for this reason or other reasons that indicate that the goodwill at any of our reporting units is impaired, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.

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

The market price of our common stock may be volatile and subject to fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

●	actual or anticipated fluctuation in our operating results;
●	changes in interest rates;
●	changes in the legal or regulatory environment in which we operate;
●	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;
●	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;
●	future sales of our common stock;
●	changes in economic conditions in our market, general conditions in the U.S. economy, financial markets or the banking industry; and
●	other developments affecting our competitors or us.

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

In September 2020, our Board of Directors authorized a stock repurchase plan pursuant to which the Company may purchase up to 875,000 shares of its issued and outstanding common stock. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, available cash, and other market conditions. The plan may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase plan could affect our stock price and increase its volatility. The existence of a stock repurchase plan could also cause our stock price to be higher than it would be in the absence of such a plan and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase plan will diminish our cash reserves, which impacts our ability to pursue possible future strategic opportunities and acquisitions, support our operations, invest in securities and pay dividends and could result in lower overall returns on our cash balances. Stock repurchases may not enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock, and short-term stock price fluctuations could reduce the program’s effectiveness. In some cases, stock repurchases may be subject to regulatory approval. If required, we cannot guarantee that any such approval will be obtained in a timely manner, or at all.

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

General Risk Factors

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

We are subject to the accounting rules and regulations of the Securities and Exchange Commission (the “SEC”) and FASB. From time to time, the SEC and the FASB update accounting principles generally accepted in the United States that govern the preparation of our financial statements. These updates may require extraordinary efforts or additional costs to implement. Any of these rules or regulations may be modified or changed from time to time, and there can be no assurance that such modifications or changes will not adversely affect us. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates are incorrect, we may experience unexpected material adverse consequences that could negatively affect our business, results of operations and financial condition.

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

From January 1, 2018 to December 31, 2020, the price of our common stock, as reported by NASDAQ Global Market, has ranged from a low closing sale price of $6.39 on May 13, 2020, to a high closing sale price of $14.05 on July 9, 2018. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our results of operations. Factors that impact the market for our stock include:

●	our operating performance and the operating performance of similar companies;
●	the overall performance of the equity markets;
●	prevailing interest rates;
●	economic, financial, geopolitical, regulatory or judicial events affecting us or the financial markets generally;
●	the market for similar securities;
●	announcements by us or our competitors of acquisitions, business plans, or commercial relationships;
●	threatened or actual litigation;
●	changes in the composition of our board of directors or management;
●	publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	whether we declare dividends on our common stock from time to time;
●	our creditworthiness;
●	the ratings given to our securities by credit rating agencies, if any;
●	large volumes of sales of our shares of common stock by existing shareholders; and
●	general political and economic conditions.

In addition, the stock market in general, and the market for banks and financial services companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. During the financial crisis of 2008–2009 and the pandemic of 2020, financial institution stocks saw significant loss of value, with some stocks losing all their value due to the failure or bankruptcy of the issuer. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results, and financial condition.

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

	Year	Approximate
Office Location	Opened	Square Footage	Owned or Leased
Select Bank & Trust Main Office	2001	12,600	Owned
700 West Cumberland Street
Dunn, NC 28334

Blacksburg Office	2017	2,898	Owned
203 W Cherokee Street
Blacksburg, SC 29702

Burlington Office	2015	5,056	Owned
3158 South Church Street
Burlington, NC 27217

Charlotte Office	2017	15,191	Leased
13024 Ballantyne Corporate Place
Charlotte, NC 28277

Clinton Office	2008	3,100	Owned
111 Northeast Boulevard
Clinton, NC 28328

Elizabeth City Office	2014	3,229	Owned
416 Hughes Boulevard
Elizabeth City, NC 27909

Fayetteville Office	2004	10,000	Owned
2818 Raeford Road
Fayetteville, NC 28303

Franklin Office	2020	4,373	Owned
30 Hyatt Road
Franklin, NC 28734

Goldsboro Office	2005	6,300	Building Owned,
431 North Spence Avenue			Land Leased
Goldsboro, NC 27534

Greenville Charles Blvd Office	2014	6,860	Owned
3600 Charles Blvd.
Greenville, NC 27858

Highlands Office	2020	3,636	Owned
473 Carolina Way
Highlands , NC 28741

Holly Springs Office	2019	4,160	Leased
5070 Kentworth Drive
Holly Springs, NC 27540

Lake Norman Office	2020	3,409	Leased
18825 West Catawba Avenue
Cornelius , NC 28031

Leland Office	2015	3,731	Owned
1101 New Pointe Boulevard
Leland, NC 28451

Lillington Office	2007	4,500	Owned
818 McKinney Parkway
Lillington, NC 27546

Lumberton Office	2006	3,500	Owned
4400 Fayetteville Road
Lumberton, NC 28358

Morehead City Office	2015	3,731	Leased

168 N.C. 24
Morehead City, NC 28577

Raleigh Office	2016	6,538	Leased
4505 Falls of Neuse Road, Suite #100
Raleigh, NC 27609

Rock Hill Office	2017	2,030	Leased
201 Oakland Avenue
Rock Hill, SC 29730

Sylva Office	2020	2,842	Owned
498 East Main Street
Sylva, NC 28779

Virginia Beach Office	2019	13,000	Building Owned,
651 Nevan Road			Land Leased
Virginia Beach, VA 23451

Wilmington Office	2017	8,500	Leased
1001 Military Cutoff Road, Suite 100
Wilmington, NC 28405

Operations Center	2010	7,500	Owned
861 Tilghman Drive
Dunn, NC 28335

Operations Center - Annex	2010	5,000	Owned
863 Tilghman Drive
Dunn, NC 28335

ITEM 3 – LEGAL PROCEEDINGS

In the ordinary course of operations, the Registrant and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2020, there were no material pending legal proceedings to which the Registrant, or any of its subsidiaries, was a party, or of which any of their property was the subject.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s common stock is quoted on the NASDAQ Global Market under the trading symbol “SLCT.” At February 5, 2021, there were 17,502,591 shares of common stock issued and outstanding, which were held by 1,031 shareholders of record.

The Registrant did not declare or pay common stock cash dividends during 2020 and 2019, and it is not currently anticipated that cash dividends will be declared and paid to common shareholders at any time in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

Select Bancorp, Inc.

Total Return Performance
Select Bancorp, Inc.
Russell 2000 Index
SNL Southeast Bank Index
Index Value
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Select Bancorp, Inc.	100.00	121.76	156.24	153.03	152.04	117.06
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
SNL Southeast Bank Index	100.00	132.75	164.21	135.67	191.06	172.07

Source: S&P Global Market Intelligence ©2021

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Registrant’s repurchases of its common stock. There were 290,102 shares repurchased during the fourth quarter of the fiscal year covered by this annual report.

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet be
	of shares	price paid	publicly announced	purchased under the
Period	purchased	per share	plans or programs(1)	plans or programs(1)
October 2020	—	$—	—	841,000
Beginning Date: 10/1
Ending Date: 10/31

November 2020	252,302	8.46	252,302	588,698
Beginning Date: 11/1
Ending Date: 11/31

December 2020	37,800	9.49	37,800	550,898
Beginning Date: 12/1
Ending Date: 12/31
(1)	On September 22, 2020, the Registrant announced that its board of directors had authorized a repurchase plan under which the Registrant may repurchase up 875,000 shares of its common stock through open market purchases or privately negotiated transactions. The Registrant’s purchase plan has no time limit.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the Year ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands, except per share data)
Operating Data:
Total interest income	$63,208	$58,446	$56,835	$39,617	$34,709
Total interest expense	10,759	11,556	9,450	5,106	3,733
Net interest income	52,449	46,890	47,385	34,511	30,976
Provision (recovery) for loan losses	6,244	438	(156)	1,367	1,516
Net interest income after provision (recovery) for loan losses	46,205	46,452	47,541	33,144	29,460
Total non-interest income	6,120	5,419	4,701	3,072	3,222
Merger related expenses	755	406	1,826	2,166	—
Other non-interest expense	41,192	34,734	32,724	25,153	22,281
Income before income taxes	10,378	16,731	17,692	8,897	10,401
Provision for income taxes	2,215	3,696	3,910	5,712	3,647
Net Income	8,163	13,035	13,782	3,185	6,754
Dividends on Preferred Stock	—	—	—	—	4
Net income available to common Shareholders	$8,163	$13,035	$13,782	$3,185	$6,750

Per Share Data:
Earnings per share - basic	$0.46	$0.69	$0.87	$0.27	$0.58
Earnings per share - diluted	0.45	0.68	0.87	0.27	0.58
Market Price
High	12.34	12.48	14.05	12.70	10.48
Low	6.39	11.61	11.73	9.71	7.70
Close	9.47	12.30	12.38	12.64	9.85
Book value	12.30	11.61	10.85	9.72	8.95
Tangible book value (5)	9.76	10.18	9.47	7.72	8.29

Selected Year-End Balance Sheet Data:
Loans, gross of allowance	$1,304,384	$1,029,975	$986,040	$982,626	$677,195
Allowance for loan losses	14,108	8,324	8,669	8,835	8,411
Other interest-earning assets	289,319	137,882	133,304	89,531	93,093
Goodwill	42,907	24,579	24,579	24,904	6,931
Core deposit intangible	1,513	1,610	2,085	3,101	810
Total assets	1,730,045	1,275,076	1,258,525	1,194,135	846,640
Deposits	1,485,817	992,838	980,427	995,044	679,661
Borrowings	12,372	57,372	64,372	47,651	60,129
Shareholders’ equity	215,368	212,775	209,611	136,115	104,273

Selected Average Balances:
Total assets	$1,561,865	$1,268,728	$1,228,576	$898,943	$829,315
Loans, gross of allowance	1,189,894	1,004,051	987,634	732,089	639,412
Total interest-earning assets	1,386,187	1,164,149	1,119,344	813,773	744,024
Goodwill	34,718	24,579	24,656	7,719	9,931
Core deposit intangible	1,588	1,812	2,547	640	1,020
Deposits	1,278,068	981,132	989,838	738,310	665,764
Total interest-bearing liabilities	1,334,104	1,041,918	1,060,588	787,073	723,111
Shareholders’ equity	214,360	214,324	161,953	108,709	102,110

Selected Performance Ratios:
Return on average assets	0.52%	1.03%	1.12%	0.35%	0.81%
Return on average equity	3.81%	6.08%	8.51%	2.93%	6.61%
Net interest margin (4)	3.79%	4.04%	4.19%	4.14%	4.06%
Net interest spread (4)	3.47%	3.58%	3.98%	4.09%	4.04%
Efficiency ratio(1)	70.32%	66.40%	62.83%	72.69%	65.15%

Asset Quality Ratios:
Nonperforming loans to period-end loans (2)	1.10%	1.18%	1.18%	0.71%	1.39%
Allowance for loan losses to period-end loans (3)	1.08%	0.81%	0.88%	0.90%	1.24%
Net loan charge-offs (recoveries) to average loans	0.04%	0.07%	—%	0.13%	0.02%

	At or for the Year ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands, except per share data)
Capital Ratios:
Total risk-based capital	13.84%	18.26%	19.26%	11.86%	15.12%
Tier 1 risk-based capital	12.84%	17.52%	18.44%	11.04%	14.03%
Common equity Tier 1 Capital	11.99%	16.46%	17.30%	9.94%	12.48%
Leverage ratio	10.41%	15.84%	15.65%	12.64%	12.99%
Tangible equity to assets	9.88%	14.63%	14.54%	9.05%	11.40%
Equity to assets ratio	12.45%	16.69%	16.66%	11.40%	12.57%

Additional Information:
Loans, nonperforming (2)	$14,296	$12,148	$11,635	$6,978	$9,430
Interest income that would be recorded using original terms of nonperforming loans	685	838	737	251	410
Actual interest income recorded on restructured and nonperforming loans	356	520	451	308	217
Other Data:
Number of banking offices	22	17	18	18	13
Number of full time equivalent employees	246	213	205	202	150
(1)	Efficiency ratio is calculated as non-interest expenses divided by the sum of net interest income and non-interest income.
(2)	Nonperforming loans consist of non-accrual loans and restructured loans.
(3)	Allowance for loan losses to period-end loans ratio excludes loans held for sale.
(4)	Fully taxable equivalent basis.
(5)	Tangible book value per share (a non-GAAP financial measure) is equal to total shareholders’ equity less goodwill, preferred stock and core deposit intangibles, divided by the number of outstanding shares of our common stock at the end of the relevant period. Please refer to the table below for a reconciliation of this non-GAAP financial measure.

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

Reconciliation of GAAP to Non-GAAP Measures

($ in thousands, except share and per share data)

(Unaudited)

	December	December	December	December	December
	31,	31,	31,	31,	31,
	2020	2019	2018	2017	2016
Tangible common equity
Total shareholders’ equity	$215,368	$212,775	$209,611	$136,115	$104,273
Adjustments:
Goodwill	42,907	24,579	24,579	24,904	6,931
Core deposit intangibles	1,513	1,610	2,085	3,101	810
Tangible common equity	$170,948	$186,586	$182,947	$108,110	$96,532
Common shares outstanding(1)	17,507,103	18,330,058	19,311,505	14,009,137	11,645,413
Book value per common share(2)	$12.30	$11.61	$10.85	$9.72	$8.95
Tangible book value per common share(3)	$9.76	$10.18	$9.47	$7.72	$8.29
(1)	Excludes the dilutive effect of common stock issuable upon exercise of outstanding stock options. The number of exercisable options outstanding was 162,567 as of December 31, 2020; 121,660 as of December 31, 2019; 113,013 as of December 31, 2018; 63,927 as of December 31, 2017 and 44,406 as of December 31, 2016.
(2)	We calculate book value per common share as shareholders’ equity less preferred stock at the end of the relevant period divided by the outstanding number of shares of our common stock at the end of the relevant period. We had no preferred stock outstanding at the end of any of the fiscal years reflected in the above table.
(3)	We calculate tangible book value per common share as total shareholders’ equity less goodwill, preferred stock and core deposit intangibles, divided by the number of outstanding shares of our common stock at the end of the relevant period.

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

FINANCIAL CONDITION

DECEMBER 31, 2020 AND 2019

Overview

Total assets at December 31, 2020 were $1.7 billion, which represents an increase of $455.0 million or 35.7% from December 31, 2019. Interest earning assets at December 31, 2020 totaled $1.6 billion and consisted of $1.3 billion in net loans, $194.5 million in investment securities, and $92.8 million in overnight investments and interest-bearing deposits in other banks. Total deposits and shareholders’ equity at December 31, 2020 were $1.5 billion and $215.4 million, respectively.

On April 17, 2020 the Company acquired three branches from First-Citizens Bank & Trust Company located in Highlands, Franklin and Sylva, North Carolina (western North Carolina). The Company added additional assets of $167.3 million, net loans of $103.3 million and $185.5 million in deposits through the acquisition.

Additionally, in February 2020 the Company opened a new branch in Cornelius, North Carolina, which is part of the Lake Norman area North of Charlotte.  With the addition of these branches, the Company now operates 22 full-service offices in three states.

Investment Securities

Investment securities increased to $194.5 million at December 31, 2020 from $72.4 million at December 31, 2019. The Company’s investment portfolio at December 31, 2020, which consisted of U.S. government sponsored entities agency securities (GSE’s), mortgage-backed securities, corporate bonds and bank-qualified municipal securities, aggregated $194.5 million with a weighted average taxable equivalent yield of 2.16%. The Company also holds an investment of $1.1 million in Federal Home Loan Bank Stock with a weighted average yield of 4.48%. The investment portfolio increased $122.1 million in 2020 as a result of $152.1 million in purchases, which was offset by $11.9 million of maturities and $18.9 million of principal payments, as well as an increase in unrealized gains and losses of $1.4 million in the market value of securities available for sale and net accretion of investment discounts of $587,000.

The following table summarizes the securities portfolio by major classification as of December 31, 2020:

Securities Portfolio Composition

(dollars in thousands)

			Tax
	Amortized	Fair	Equivalent
	Cost	Value	Yield
U. S. government agency securities - GSE’s:
Due within one year	$480	$492	2.36%
Due after one but within five years	4,383	4,529	2.39%
Due after five but within ten years	16,781	16,782	1.49%
Due after ten years	28,660	28,429	1.82%
	50,304	50,232	1.74%
Mortgage-backed securities:
Due within one year	2,000	1,999	2.27%
Due after one but within five years	19,258	20,234	2.84%
Due after five but within ten years	126	131	3.51%
Due after ten years	26,274	26,567	1.98%
	47,658	48,931	2.36%
Corporate bonds:
Due within one year	96	96	8.56%
Due after one but within five years	497	500	6.90%
Due after five but within ten years	1,750	1,754	4.66%
Due after ten years	—	—	—%
	2,343	2,350	5.30%
State and local governments:
Due within one year	577	578	3.43%
Due after one but within five years	377	390	4.03%
Due after five but within ten years	3,958	3,956	1.98%
Due after ten years	86,723	88,055	2.20%
	91,635	92,979	2.21%
Total securities available for sale:
Due within one year	3,153	3,165	2.69%
Due after one but within five years	24,515	25,653	2.86%
Due after five but within ten years	22,615	22,623	1.83%
Due after ten years	141,657	143,051	2.07%

	$191,940	$194,492	2.16%

Loans Receivable

The loan portfolio at December 31, 2020 totaled $1.3 billion, which was a $274.4 million, or 26.6%, increase from December 31, 2019. At December 31, 2020, the portfolio was composed of $1.2 billion in real estate loans, $125.7 million in commercial and industrial loans, and $7.1 million in loans to individuals and overdrafts. Also included in loans outstanding at December 31, 2020, was $4.0 million in net deferred loan fees.

The following table describes the Company’s loan portfolio composition by category at the dates indicated:

	At December 31,
	2020		2019		2018		2017		2016
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

					(dollars in thousands)
Real estate loans:
1-to-4 family residential	$194,031	14.9%	$151,697	14.7%	$159,597	16.2%	$156,901	16.0%	$97,978	14.5%
Commercial real estate	608,482	46.6%	459,115	44.6%	457,611	46.4%	403,100	41.0%	281,723	41.6%
Multi-family residential	82,508	6.3%	69,124	6.7%	63,459	6.4%	76,983	7.8%	56,119	8.3%
Construction	236,735	18.2%	221,878	21.6%	170,404	17.3%	177,933	18.1%	100,911	14.9%
Home equity lines of credit	53,806	4.1%	44,514	4.3%	49,713	5.0%	52,606	5.3%	41,158	6.1%
Total real estate loans	1,175,562	90.1%	946,328	91.9%	900,784	91.3%	867,523	88.2%	577,889	85.4%
Other loans:
Commercial and industrial	125,700	9.7%	75,748	7.4%	74,181	7.6%	106,164	10.8%	90,678	13.4%
Loans to individuals & overdrafts	7,122	0.5%	10,013	0.9%	12,814	1.3%	10,244	1.1%	9,827	1.4%
Total other loans	132,822	10.2%	85,761	8.3%	86,995	8.9%	116,408	11.9%	100,505	14.8%
Less:
Deferred loan origination (fees) cost, net	(4,000)	(0.3)%	(2,114)	(0.2)%	(1,739)	(0.2)%	(1,305)	(0.1)%	(1,199)	(0.2)%
Total loans	1,304,384	100.0%	1,029,975	100.0%	986,040	100.0%	982,626	100.0%	677,195	100.0%
Allowance for loan losses	(14,108)		(8,324)		(8,669)		(8,835)		(8,411)
Total loans, net	$1,290,276		$1,021,651		$977,371		$973,791		$668,784

As demonstrated by the above table, the majority of the Company’s loan portfolio is comprised of real estate loans. This category, which includes both commercial and consumer loan balances, decreased from 91.9% of the loan portfolio at December 31, 2019 to 90.1% at December 31, 2020. There was a $149.4 million increase in commercial real estate loans, a $42.3 million increase in 1-to-4 family residential loans, a $9.3 million increase in HELOC loans, a $14.9 million increase in construction loans, and a $13.4 million increase in multi-family residential loans. The increase in commercial real estate loans was the biggest factor in the year-over-year increase in total loans.

During 2020 the Bank participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) which are guaranteed by the SBA.  As a result of the SBA guarantee the need for an Allowance for Loan Loss is significantly reduced but not fully eliminated due to certain factors which may cause the guarantee to be reduced or eliminated.  Since it is possible that the PPP loans may not be fully guaranteed a reduced loan loss allowance was calculated for those loans.  The PPP loans are classified as Commercial & Industrial loans.  At December 31, 2020 there were $125.7 million in Commercial & Industrial loans of which $55.5 million were PPP loans.  The total loan loss allowance for Commercial & industrial loans at December 31, 2020 was $3.5 million of which $249,000 was attributable to PPP loans.  The PPP loan loss allowance percentage to gross PPP loans was 0.45%.  There have not been any charge-offs to date related to PPP loans.  Deferred fees recognized during 2020 related to the PPP loans amounted to $2.6 million.

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

Acquisition, Development and Construction Loans

As of December 31, 2020

(dollars in thousands)

		Land and Land
	Construction	Development	Total
Total ADC loans	$195,649	$41,086	$236,735

Average Loan Size	$288	$595

Percentage of total loans	15.00%	3.15%	18.15%

Non-accrual loans	$154	$—	$154

Management closely monitors the ADC portfolio as to collateral value, funding based on project completeness, and the performance of similar loans in the Company’s market areas.

Included in ADC loans and residential real estate loans as of December 31, 2020 were certain loans that exceeded regulatory loan to value (“LTV”) guidelines. As of that date, the Company had $27.7 million in non-1-to-4 family residential loans that exceeded the regulatory LTV limits and $10.0 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits. The banking regulators recognize that it may be appropriate in individual cases to originate or purchase loans with LTV ratios in excess of regulatory limits based on the support provided by other credit factors. The Bank has established a review and approval procedure for such loans. Under applicable guidance, the total amount of all loans in excess of regulatory LTV limits should not exceed 100% of total capital. The total amount of these loans represented 23.2% of total risk-based capital as of December 31, 2020, which is less than the 100% maximum specified in regulatory guidance. These loans may present more than ordinary risk to the Company if the real estate market softens for both market activity and collateral valuations. Similar information with respect to the Company’s ADC portfolio at December 31, 2019 is set forth below:

Acquisition, Development and Construction Loans

As of December 31, 2019

(dollars in thousands)

		Land and Land
	Construction	Development	Total
Total ADC loans	$186,038	$35,840	$221,878

Average Loan Size	$331	$607

Percentage of total loans	18.06%	3.48%	21.55%

Non-accrual loans	$181	$—	$181

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

At December 31, 2020, the Company had three product types that exceeded the 40% guideline. The following product types were in excess of the 40% guidelines; apartments, commercial construction and office buildings. All other commercial and residential real estate product types were under the 40% threshold.

At December 31, 2019, the Company did not exceed the 40% guideline in any product types. All commercial and residential real estate product types were under the 40% threshold.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and home equity lines of credit (“HELOC”) loans at December 31, 2020. Except as otherwise noted, the counties identified in the following table are located in North Carolina.

	ADC Loans	Percent	HELOC	Percent

	(dollars in thousands)
Harnett County	$9,515	4.02%	$4,672	8.68%
Alamance County	536	0.23%	920	1.71%
Brunswick County	14,173	5.99%	1,506	2.80%
Carteret County	5,219	2.20%	2,606	4.84%
Cherokee County (SC)	—	—%	22	0.04%
Cumberland County	24,261	10.25%	2,667	4.96%
Durham County	541	0.23%	554	1.03%
Forsyth County	5,055	2.14%	82	0.15%
Jackson County	3,295	1.39%	2,204	4.10%
Macon County	9,454	3.99%	5,160	9.59%
Mecklenburg County	23,788	10.05%	4,360	8.10%
New Hanover County	25,608	10.82%	3,416	6.35%
Pasquotank County	3,148	1.33%	1,241	2.31%
Pitt County	17,154	7.25%	3,733	6.94%
Robeson County	33	0.01%	2,966	5.51%
Sampson County	295	0.12%	1,830	3.40%
Virginia Beach County (VA)	3,648	1.54%	795	1.48%
Wake County	23,514	9.93%	2,694	5.01%
Wayne County	2,426	1.03%	2,962	5.50%
Wilson County	1,112	0.47%	130	0.24%
York County (SC)	2,538	1.07%	1,253	2.33%
All other locations	61,422	25.94%	8,033	14.93%

Total	$236,735	100.00%	$53,806	100.00%

For comparative purposes, below is a table showing geographic concentrations for ADC and HELOC loans at December 31, 2019.

	ADC Loans	Percent	HELOC	Percent

	(dollars in thousands)
Harnett County	$9,637	4.34%	$5,156	11.58%
Alamance County	845	0.38%	1,072	2.41%
Brunswick County	15,456	6.97%	1,629	3.67%
Carteret County	5,352	2.41%	2,190	4.92%
Cherokee County (SC)	—	—%	22	0.05%
Cumberland County	24,601	11.09%	2,285	5.13%
Mecklenburg County	18,142	8.18%	2,689	6.04%
New Hanover County	40,518	18.26%	2,885	6.48%
Pasquotank County	1,997	0.90%	1,693	3.80%
Pitt County	16,098	7.25%	5,442	12.23%
Robeson County	1,165	0.53%	2,939	6.60%
Sampson County	23	0.01%	1,743	3.92%
Virginia Beach County (VA)	142	0.06%	99	0.22%
Wake County	23,407	10.56%	1,640	3.68%
Wayne County	1,572	0.71%	3,183	7.15%
Wilson County	477	0.21%	72	0.16%
York County (SC)	1,931	0.87%	1,123	2.52%
All other locations	60,515	27.27%	8,652	19.44%

Total	$221,878	100.00%	$44,514	100.00%

Interest Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest only payment terms. At December 31, 2020, the Company had $312.2 million in loans that had terms permitting interest only payments. This represented 23.94% of the total loan portfolio. At December 31, 2019, the Company had $249.9 million in loans that had terms permitting interest only payments. This represented 24.26% of the total loan portfolio. In light of the risk inherent with interest only loans, it is customary and general industry practice that loans in the ADC portfolio are interest only payments during the acquisition, development, and construction phases of such projects but then convert to amortizing term loans with scheduled payments of principal and interest.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit concentrations totaled $104.6 million or 10.1% of total loans at December 31, 2020 compared to $82.0 million or 8.0% of total loans at December 31, 2019. The Company’s ten largest customer loan relationship concentrations totaled $158.1 million, or 15.3% of total loans, at December 31, 2020 compared to $129.5 million, or 12.6% of total loans at December 31, 2019. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have a material adverse impact on the capital position of the Company and on our results of operations.

Maturities and Sensitivities of Loans to Interest Rates

The following table presents the maturity distribution of the Company’s loans at December 31, 2020. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate:

	At December 31, 2020
		Due after one
	Due within	year but within	Due after
	one year	five years	five years	Total

	(dollars in thousands)
Fixed rate loans:
1-to-4 family residential	$14,229	$108,416	$38,064	$160,709
Commercial real estate	43,154	362,021	139,324	544,499
Multi-family residential	3,032	57,727	11,151	71,910
Construction	13,067	72,071	8,515	93,653
Home equity lines of credit	314	831	2,335	3,480
Commercial and industrial	5,838	81,442	5,606	92,886
Loans to individuals & overdrafts	1,482	3,505	803	5,790
Total at fixed rates	81,116	686,013	205,798	972,927

Variable rate loans:
1-to-4 family residential	3,356	2,827	26,484	32,667
Commercial real estate	12,933	18,621	30,421	61,975
Multi-family residential	828	4,761	5,009	10,598
Construction	77,174	27,204	38,550	142,928
Home equity lines of credit	11,117	7,163	31,819	50,099
Commercial and industrial	23,832	2,573	2,808	29,213
Loans to individuals & overdrafts	716	122	349	1,187
Total at variable rates	129,956	63,271	135,440	328,667

Subtotal	211,072	749,284	341,238	1,301,594

Non-accrual loans	3,094	2,105	1,591	6,790

Gross loans	$214,166	$751,389	$342,829	$1,308,384

Deferred loan origination (fees) costs, net				(4,000)

Total loans				$1,304,384

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may require a principal reduction or modify other terms of the loan at the time of renewal.

Past Due Loans and Nonperforming Assets

At December 31, 2020, the Company had $6.0 million in loans that were 30 days or more past due. This represented 0.46% of gross loans outstanding on that date. This is an increase from December 31, 2019 when there were $4.7 million in loans that were past due 30 days or more, or 0.46% of gross loans outstanding. Non-accrual loans increased to $6.8 million at December 31, 2020 from $5.9 million at December 31, 2019. As of December 31, 2020, the Company had fifty-three loans totaling $11.3 million that were considered to be troubled debt restructurings, of which thirty-five loans totaling $7.5 million were still accruing interest. As of December 31, 2019, the Company had forty-two loans totaling $9.4 million that were considered to be troubled debt restructurings, of which twenty-eight loans totaling $6.2 million were still accruing interest. There were nine loans in the aggregate amount of $802,000 greater than 90 days past due and still accruing interest at December 31, 2020, and there were six loans in the amount of $1.2 million greater than 90 days past due and still accruing interest at December 31, 2019. Tables included in Note E of the Notes to Consolidated Financial Statements included under Item 8 of this report present an age analysis of past due loans, including acquired credit-impaired loans, or PCI Loans, segregated by class of loans as of December 31, 2020.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	As December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Non-accrual loans	$6,790	$5,941	$7,257	$2,115	$5,805
Accruing TDRs	7,506	6,207	4,378	4,863	3,625
Total non-performing loans	14,296	12,148	11,635	6,978	9,430
Foreclosed real estate	2,172	3,533	1,088	1,258	599
Total non-performing assets	$16,468	$15,681	$12,723	$8,236	$10,029

Accruing loans past due 90 days or more	$802	$1,231	$3,167	$1,476	$529
Allowance for loan losses	$14,108	$8,324	$8,669	$8,835	$8,411

Non-performing loans to period end loans	1.10%	1.18%	1.18%	0.71%	1.39
Non-performing loans and accruing loans past due 90 days or more to period end loans	1.16%	1.30%	1.50%	0.86%	1.47
Allowance for loan losses to period end loans	1.08%	0.81%	0.88%	0.90%	1.24
Allowance for loan losses to non-performing loans	99%	69%	75%	127%	89
Allowance for loan losses to non-performing assets	86%	53%	68%	107%	84
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	82%	49%	55%	91%	80
Non-performing assets to total assets	0.95%	1.23%	1.01%	0.69%	1.18
Non-performing assets and accruing loans past due 90 days or more to total assets	1.00%	1.33%	1.26%	0.81%	1.25

In addition to the above, at December 31, 2020 the Company had $7.5 million in loans that were considered to be impaired for reasons other than their past due, accrual or restructured status. In total, there were $10.6 million in loans that were considered to be impaired at December 31, 2020, which is a $600,000 decrease from the $11.2 million that was impaired at December 31, 2019. Impaired loans have been evaluated by management in accordance with Accounting Standards Codification (“ASC”) 310 and $758,000 has been included in the allowance for loan losses as of December 31, 2020 for these loans. All troubled debt restructurings and other non-performing loans are included within impaired loans as of December 31, 2020.

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

	At December 31,
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	2020	loans	2019	loans	2018	loans	2017	loans	2016	loans

	(dollars in thousands)
1-to-4 family residential	$1,450	14.88%	$1,493	14.73%	$1,667	16.19%	$1,058	11.98%	$846	10.05%
Commercial real estate	5,476	46.65%	2,851	44.58%	3,409	46.41%	3,370	38.15%	3,448	41.12%
Multi-family residential	831	6.32%	434	6.71%	471	6.44%	791	8.95%	628	7.48%
Construction	2,365	18.15%	1,737	21.55%	1,385	17.28%	1,955	22.13%	1,301	15.47%
Home equity lines of credit	372	4.12%	329	4.32%	555	5.04%	549	6.21%	623	7.42%
Commercial and industrial	3,505	9.64%	1,305	7.35%	976	7.52%	807	9.13%	1,248	14.84%
Loans to individuals & overdrafts	109	0.55%	175	0.97%	206	1.30%	305	3.60%	317	3.76%
Deferred loan origination (fees) cost, net	—	(0.31)%	—	(0.21)%	—	(0.18)%	—	(0.15)%	—	(0.14)%
Total	$14,108		$8,324		$8,669		$8,835		$8,411

The allowance for loan losses as a percentage of gross loans outstanding increased by 0.27% during 2020 to 1.08% of gross loans at December 31, 2020. The change in the allowance during 2020 resulted from net charge-offs of $460,000 and a provision of $6.2 million. Loan loss reserves totaled $14.1 million or 1.08% of gross loans outstanding as of December 31, 2020, as compared to year-end 2019 when they totaled $8.3 million or 0.81% of loans outstanding. At December 31, 2020, specific reserves on impaired loans constituted $758,000 or 0.06% of gross loans outstanding compared to $413,000 or 0.04% of loans outstanding as of December 31, 2019. The loans that were acquired in our 2020 acquisition of the three western North Carolina branches are included in the gross loan number used in the calculations above. The acquired loans are accounted for under ASC 310-20 and ASC 310-30 which results in initial credit marks for the inherent loss risk for those loans being established as part of the initial fair value mark and is not included in the allowance for loan losses. Total acquired loans represented $180.2 million of the gross loan total at December 31, 2020 of which $29.0 million were purchased credit impaired loans compared to total acquired loans representing $129.6 million of the gross loan total at December 31, 2019 of which $15.4 million were purchased credit impaired loans.

The allowance for loan losses was $14.1 million at December 31, 2020 or 1.08% of gross loans outstanding as compared to 0.81% reported as a percentage of gross loans at December 31, 2019. This increase resulted primarily from changes in loans requiring a specific reserve plus qualitative factors related to COVID-19 and economic performance indicators. The Legacy Select loans, Carolina Premier and First Citizens Bank loans were recorded at estimated fair value as of the acquisition date and the related credit risk is reflected as a fair value adjustment rather than separately in the allowance for losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of the allowance for loan losses to gross loans. The allowance for loan losses at December 31, 2020 represented 99% of non-performing loans compared to 69% at December 31, 2019. It is management’s assessment that the allowance for loan losses as of December 31, 2020 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future. The current economic and business disruptions in the Bank’s markets, and in the national and global markets more generally, are unprecedented, as state, local, and national governing bodies attempt to address the public health emergency caused by COVID-19. Management expects the Company’s customers, including its borrowers, will continue to experience the financial impacts of COVID-19 during the 2021 fiscal year. Depending on the length of financial impact and the effectiveness of the various governmental programs put in place to stabilize economic conditions, the Company’s management would expect to see continued volatility in the Company’s allowance for loan losses and related provision expense during 2020. The CARES Act provided an opportunity for loan customers to request a temporary modification of the payment terms on their loans granting the customer time to address cashflow issues.  The Bank entered into modifications on 497 loans amounting to $252.3 million during 2020 of which 48 loans totaling $32.7 million remained on modification as of December 31, 2020.

The following table presents information regarding changes in the allowance for loan losses in detail for the years indicated:

	As of December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Allowance for loan losses at beginning of year	$8,324	$8,669	$8,835	$8,411	$7,021
Provision (recovery) for loan losses	6,244	438	(156)	1,367	1,516
	14,568	9,107	8,679	9,778	8,537

Loans charged off:
Commercial and industrial	(628)	(790)	(196)	(73)	(182)
Construction	—	—	—	(17)	(2)
Commercial real estate	(70)	(10)	(2)	(914)	(189)
Multi-family residential	—	—	—	—	—
Home equity lines of credit	—	(150)	(68)	(179)	(205)
1-to-4 family residential	—	—	(12)	(22)	(7)
Loans to individuals & overdrafts	(50)	(206)	(191)	(101)	(90)
Total charge-offs	(748)	(1,156)	(469)	(1,306)	(675)

Recoveries of loans previously charged off:
Commercial and industrial	169	12	239	211	22
Construction	—	18	6	29	22
Multi-family residential	4	—	—	2	—
Commercial real estate	17	194	48	16	151
Home equity lines of credit	45	93	43	25	35
1-to-4 family residential	33	33	32	46	299
Loans to individuals & overdrafts	20	23	91	34	20
Total recoveries	288	373	459	363	549

Net recoveries (charge-offs)	(460)	(783)	(10)	(943)	(126)

Allowance for loan losses at end of year	$14,108	$8,324	$8,669	$8,835	$8,411

Ratios:
Net charge-offs (recoveries) as a percent of average loans	0.04%	0.07%	—%	0.13%	0.02%
Allowance for loan losses as a percent of loans at end of year	1.08%	0.81%	0.88%	0.90%	1.24%

While the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making determinations regarding the allowance.

The table below presents information detailing the allowance for loan losses for originated and purchased credit impaired acquired loans:

Analysis of Allowance for Credit Losses

(dollars in thousands)

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
Year ended December 31, 2020
Total loans
Commercial and Industrial	$1,305	$(628)	$169	$2,659	$3,505
Construction	1,737	—	—	628	2,365
Commercial real estate	2,851	(70)	17	2,678	5,476
Multi-family residential	434	—	4	393	831
Home Equity Lines of credit	329	—	45	(2)	372
1-to-4 family residential	1,493	—	33	(76)	1,450
Loans to individuals & overdrafts	175	(50)	20	(36)	109
Total	$8,324	$(748)	$288	$6,244	$14,108

PCI loans
Commercial and Industrial	$178	$—	$—	$25	$203
Construction	6	—	—	25	31
Commercial real estate	14	—	—	(10)	4
Multi-family residential	15	—	—	(4)	11
Home Equity Lines of credit	—	—	—	1	1
1-to-4 family residential	56	—	—	29	85
Loans to individuals & overdrafts	—	—	—	—	—
Total	$269	$—	$—	$66	$335

Loans – excluding PCI
Commercial and Industrial	$1,127	$(628)	$169	$2,634	$3,302
Construction	1,731	—	—	603	2,334
Commercial real estate	2,837	(70)	17	2,688	5,472
Multi-family residential	419	—	4	397	820
Home Equity Lines of credit	329	—	45	(3)	371
1-to-4 family residential	1,437	—	33	(105)	1,365
Loans to individuals & overdrafts	175	(50)	20	(36)	109
Total	$8,055	$(748)	$288	$6,178	$13,773

Determining the fair value of PCI loans at acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected to be collected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for credit losses from the loan portfolio purchased in 2020.

Management believes the level of the allowance for loan losses as of December 31, 2020 is appropriate in light of the risk inherent within the Company’s loan portfolio.

Other Assets

At December 31, 2020, non-earning assets totaled $108.1 million, an increase of $30.1 million from $78.0 million at December 31, 2019. Non-earning assets at December 31, 2020 consisted of: cash and due from banks of $23.3 million, premises and equipment totaling $20.6 million, foreclosed real estate totaling $2.2 million, accrued interest receivable of $5.1 million, goodwill of $42.9 million and other assets totaling $14.0 million, including net deferred taxes of $3.2 million.

The Company had an investment in bank owned life insurance of $30.4 million at December 31, 2020, as compared to $29.8 million at December 31, 2019. The increase in BOLI in 2020 was from earnings of $643,000. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

Deposits

Total deposits at December 31, 2020 were $1.5 billion and consisted of $395.9 million in non-interest-bearing demand deposits, $649.7 million in money market and NOW accounts, $51.8 million in savings accounts, and $388.4 million in time deposits. Total deposits increased by $493.0 million from $992.8 million as of December 31, 2019. Non-interest-bearing demand deposits increased by $155.6 million from $240.3 million as of December 31, 2019. Money market deposit accounts and NOW accounts increased by $369.5 million from $280.1 million as of December 31, 2019. Savings accounts increased by $8.7 million from $43.1 million as of December 31, 2019. Time deposits decreased by $40.9 million during 2020. The increase in deposits during 2020 was primarily due to the acquisition of the three branches in western North Carolina.

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Period Ended December 31,
	2020		2019		2018		2017		2016
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

	(dollars in thousands)
Savings, NOW and money market deposits	$523,359	0.56%	$319,930	0.51%	$315,849	0.42%	$220,249	0.25%	$209,769	0.19%
Time deposits >$100,000	286,890	1.61%	299,451	2.04%	321,387	1.50%	258,141	1.09%	204,120	0.82%
Other time deposits	112,290	1.40%	115,025	1.70%	115,603	1.28%	94,420	1.03%	91,573	1.08%
Total interest-bearing deposits	922,539	0.99%	734,406	1.32%	752,839	1.01%	572,810	0.76%	505,462	0.60%
Noninterest-bearing deposits	355,529	—	246,726	—	236,999	—	173,608	—	160,302	—
Total deposits	$1,278,068	0.71%	$981,132	0.99%	$989,838	0.77%	$746,418	0.58%	$665,764	0.46%

Short-Term and Long-Term Debt

As of December 31, 2020, the Company had $12.4 million in junior subordinated debentures issued to New Century Statutory Trust I in connection with the Company’s 2004 issuance of trust preferred securities.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2020 was $215.4 million, an increase of $2.6 million from $212.8 million as of December 31, 2019. Changes in shareholders’ equity included $8.2 million in net income, $360,000 in stock-based compensation, proceeds of $112,000 from stock option exercises, other comprehensive income of $1.1 million related to the increase in the unrealized gain in the Company’s available for sale investment security portfolio offset by $7.1 million of common stock repurchases. During 2018, the Company completed a follow-on public offering which resulted in net proceeds of approximately $59.8 million. Our share repurchase program remains active, and we are able to return capital to shareholders by buying our shares when market conditions warrant. We intend to retain adequate capital for any acquisitions which meet our criteria.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Overview

During 2020, the Company had net income of $8.2 million compared to net income of $13.0 million for 2019. Basic and diluted net income per share for the year ended December 31, 2020 were $0.46 and $0.45, respectively compared with basic and diluted net income per share of $0.69 and $0.68, respectively for 2019.  During 2020 our provision for allowance for loan losses was $6.2 million in response to the increased risk profile associated with the economic impact of the COVID – 19 disruptions seen in our market and across the country.

Embedded in the Company’s net income numbers for the year ended December 31, 2020, are integration expenses of $755,000, related to the acquisition of three branches in western North Carolina.  Embedded in the Company’s net income numbers for the year ended December 31, 2019, are integration expenses of $140,000, related to the acquisition of Virginia Beach branch, the sale of the Six Mile branch and consolidation of the Washington branch.

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

Net interest income increased by $5.6 million to $52.4 million for the year ended December 31, 2020. The Company’s total interest income was impacted by an increase in interest earning assets and a lower interest rate environment in 2020, plus activity related to the acquired western North Carolina branches. Average total interest-earning assets were $1.6 billion in 2020 compared with $1.2 billion in 2019. The yield on those assets decreased by 46 basis points from 5.03% in 2019 to 4.57% in 2020. Factors impacting yield during 2020 were decreasing investment yields of 42 basis points, decreasing loan yields of 36 basis points and decreased yield on other interest earning assets of 173 basis points. Meanwhile, average interest-bearing liabilities increased by $183.4 million from $795.2 million for the year ended December 31, 2019 to $978.6 million for the year ended December 31, 2020. Cost of these funds decreased by 35 basis points in 2020 to 1.10% from 1.45% in 2019, which was primarily due to an decrease of 43 basis points on larger time deposits which was offset by an increase of 5 basis points on money market deposits. In 2020, the Company’s net interest margin was 3.79% and net interest spread was 3.47%. In 2019, net interest margin was 4.04% and net interest spread was 3.58%.

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

The Company recorded a $6.2 million provision for loan losses in 2020 compared to a provision of $438,000 recorded in 2019. The increase in provision was due to risk associated with the economic impact from COVID – 19 and loan growth. For more information on changes in the allowance for loan losses, refer to Note E of the notes to the consolidated financial statements in the section titled Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2020 was $6.1 million, an increase of $701,000 from $5.4 million for the comparative 2019 period. Contributing to the increase was an increase in fees on sale of mortgages of $660,000 from our mortgage department that was launched in 2019, and an increase in other non-interest income of $158,000 primarily due to an increased number of debit cards which was offset by a decrease in deposit service charges of $69,000 and a decrease of $48,000 related to gain on the sale of securities.

Non-Interest Expenses

Non-interest expenses increased by $6.8 million or 19.4% to $41.9 million for the year ended December 31, 2020, from $35.1 million for the same period in 2019. The following are highlights of the significant changes in non-interest expenses from 2019 to 2020.

●	Personnel expenses increased $2.9 million to $23.1 million, due to net additions in branch staff, employment taxes and benefit costs primarily related to the acquisition of the western North Carolina branches.
●	Occupancy and equipment expenses increased by $216,000 due to branch acquisitions and a de novo branch.
●	Core Deposit Intangible (“CDI”) amortization expense decreased by $108,000 in 2020 due to normal amortization.
●	Deposit insurance expense increased $624,000 primarily due to increased asset size.
●	Information systems expense increased $610,000 due primarily to additional software and security costs and additional branches.
●	Extinguishment of debt to $1.6 million due to pay off of FHLB advances.
●	Merger/acquisition related expenses increased by $349,000 due to non-recurring integration expenses associated with the acquisition of the western North Carolina branches.
●	Foreclosed real estate expenses increased $622,000 due to property taxes and write downs in 2020.
●	Professional fees decreased $234,000 due to reduction in costs associated with branch closures, branch opening, internal audit fees, repurchase plan and various other consultants.
●	Other non-interest expenses increased by $253,000, due to small increases in several categories of other non-interest expenses.

Provision for Income Taxes

The Company’s effective tax rate in 2020 was 21.3%, compared to 22.1% in 2019.  For further discussion pertaining to the Company’s tax position, refer to Note L of the consolidated financial statements.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Overview

During 2019, the Company had net income of $13.0 million compared to net income of $13.8 million for 2018. Both basic and diluted net income per share for the year ended December 31, 2019 were $0.69 and $0.68, respectively, compared with basic and diluted net income per share of $0.87 for 2018.

Embedded in the Company’s net income numbers for the year ended December 31, 2019, are net after tax integration expenses of $316,000, related to the acquisition of the Virginia Beach branch, the sale of the Six Mile banch and consolidation of the Washington branch.   Embedded in the Company’s net income numbers for the year ended December 31, 2018, are net after tax merger expenses of $1.4 million, related to the acquisition of Carolina Premier Bank.

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

Net interest income decreased by $495,000 to $46.9 million for the year ended December 31, 2019. The Company’s total interest income was impacted by an increase in interest earning assets and a lower interest rate environment in 2019. Average total interest-earning assets were $1.2 billion in 2019 compared with $1.1 billion in 2018. The yield on those assets increased by 1 basis point from 5.02% in 2018 to 5.03% in 2019.  Factors increasing yield during 2019 were increasing investment yields of 5 basis points, decreasing loan yields of 1 basis point and increased yield on other interest earning assets of 37 basis points. Meanwhile, average interest-bearing liabilities decreased by $28.4 million from $823.6 million for the year ended December 31, 2018 to $795.2 million for the year ended December 31, 2019. Cost of these funds increased by 30 basis points in 2019 to 1.45% from 1.15% in 2018, which was primarily due to an increase of 42 basis points on larger time deposits and an increase of 52 basis points on borrowings. In 2019, the Company’s net interest margin was 4.04% and net interest spread was 3.58%. In 2018, net interest margin was 4.19% and net interest spread was 3.88%.

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

The Company recorded a $438,000 provision for loan losses in 2019 compared to a reverse provision of $156,000 recorded in 2018. The increase in provision was due to additional risk related to the COVID – 19 impact on the economy in our markets and by loan growth. For more information on changes in the allowance for loan losses, refer to Note E of the notes to the consolidated financial statements in the section titled Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2019 was $5.4 million, an increase of $718,000 from $4.7 million for the comparative 2018 period. Contributing to the increase was an increase in deposit service charges of $37,000 due to a higher number of deposits accounts from growth of deposit accounts, an increase in fees on sale of mortgages of $256,000 from our mortgage department launched in 2018, a gain on the sale of securities and an increase in other non-interest income of $377,000 primarily due to an increased number of debit cards.

Non-Interest Expenses

Non-interest expenses increased by $590,000 or 1.7% to $35.1 million for the year ended December 31, 2019, from $34.6 million for the same period in 2018. The following are highlights of the significant changes in non-interest expenses from 2018 to 2019.

●	Personnel expenses increased $2.0 million to $20.3 million due to net additions in branch staff, employment taxes and benfit costs.
●	Occupancy and equipment expenses increased $29,000 due tobranch acquisition and start-up which is offset by a reduction of repairs and maintenance expenses.
●	Core Deposit Intangible (“CDI”) amortization expense decreased by $191,000 in 2019 due to normal amortization.
●	Deposit insurance expense decreased $441,000 due to receiving a credit from the FDIC as a result of regulatory changes in the premium calculation.
●	Information systems increased $120,000 due primarily to additional software and security costs.
●	Merger/acquisition related expenses decreased by $1.4 million compared to the non-recurring 2018 merger cost associated with the Premara acquisition.
●	Foreclosed real estate expenses increased $25,000 due to increased property taxes and write downs in 2019.
●	Professional fees increased to $492,000 due to costs associated with branch closures, branch opening, internal audit fees, repurchase plan and various other consultants.
●	Other operating expense increased $5,000 due to small increases in several categories of other non-interest expenses.

Provision for Income Taxes

The Company’s effective tax rate in 2019 was 22.1%, compared to 22.1% in 2018. Included in the effective tax rate for 2019 and 2018 is the effect of the tax law legislation change enacted December 22, 2017. For further discussion pertaining to the Company’s tax position, refer to Note L of the consolidated financial statements included under Item 8 of this annual report.

NET INTEREST INCOME

The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Tax exempt interest income has been presented on a taxable-equivalent basis. Non-accrual loans have been included in determining average loans.

	For the Years Ended December 31,
	2020			2019			2018

	(dollars in thousands)
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

INTEREST-EARNING ASSETS:
Loans, gross of allowance	$1,189,894	$61,025	5.13%	$995,699	$54,645	5.49%	$978,499	$53,822	5.50%
Investment securities	86,961	2,015	2.32%	76,875	2,110	2.74%	57,505	1,545	2.69%
Other interest-earning assets	109,332	307	0.28%	91,575	1,838	2.01%	98,460	1,618	1.64%
Total interest-earning assets	1,386,187	63,347	4.57%	1,164,149	58,593	5.03%	1,134,464	56,985	5.02%
Other assets	175,678			104,579			94,112
Total assets	$1,561,865			$1,268,728			$1,228,576

INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$523,359	2,928	0.56%	$319,930	1,616	0.51%	$315,849	1,339	0.42%
Time deposits over $100,000	286,890	4,620	1.61%	299,451	6,104	2.04%	321,387	4,811	1.50%
Other time deposits	112,290	1,571	1.40%	115,025	1,957	1.70%	115,603	1,482	1.28%
Borrowings	56,036	1,640	2.93%	60,799	1,879	3.09%	70,750	1,818	2.57%
Total interest-bearing liabilities	978,575	10,759	1.10%	795,205	11,556	1.45%	823,589	9,450	1.15%
Non-interest-bearing deposits	355,529			246,726			236,999
Other liabilities	13,401			12,473			6,035
Shareholders’ equity	214,360			214,324			161,953
Total liabilities and shareholders’ equity	$1,561,865			$1,268,728			$1,228,576
Net interest income/interest rate spread (taxable-equivalent basis)		$52,588	3.47%		$47,037	3.58%		$47,535	3.98%
Net interest margin (taxable-equivalent basis)			3.79%			4.04%			4.19%
Ratio of interest-earning assets to interest-bearing liabilities	141.65%			146.40%			135.91%
Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$52,588	3.78%		$47,037	4.03%		$47,685	4.19%
Less:
taxable-equivalent adjustment		140			147			150
Net Interest Income		$52,448			$46,890			$47,535

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

	Year Ended			Year Ended			Year Ended
	December 31, 2020 vs. 2019			December 31, 2019 vs. 2018			December 31, 2018 vs. 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)
Interest income:
Loans	$10,309	$(3,929)	$6,380	$945	$(122)	$823	$13,135	$2,834	$15,969
Investment securities	255	(350)	(95)	526	39	565	(42)	64	22
Other interest-earning assets	203	(1,734)	(1,531)	(126)	346	220	740	398	1,138
Total interest income (taxable-equivalent basis)	10,767	(6,013)	4,754	1,345	263	1,608	13,833	3,296	17,129

Interest expense:
Deposits:
Savings, NOW and money market	1,083	229	1,312	19	258	277	321	471	792
Time deposits over $100,000	(229)	(1,255)	(1,484)	(388)	1,681	1,293	818	1,182	2,000
Other time deposits	(42)	(344)	(386)	(9)	484	475	244	270	514
Borrowings	(143)	(96)	(239)	(282)	343	61	431	607	1,038
Total interest expense	669	(1,466)	(797)	(660)	2,766	2,106	1,814	2,530	4,344

Net interest income
Increase/(decrease) (taxable-equivalent basis)	$10,098	$(4,547)	5,551	$2,005	$(2,503)	(498)	$12,019	$766	12,785

Less:
Taxable-equivalent adjustment			(7)			(3)			(88)
Net interest income Increase/(decrease)			$5,558			$(495)			$12,873

During 2020, we experienced an overall decrease in the interest rate component of our net interest income with an increase for loan volume and a decrease in funding costs which was offset by an increase in deposit balances. The changes in 2020 caused an overall increase in net interest income. The increase in interest expense during 2019 caused an overall decrease in net interest income. The volume component had a positive variance which also resulted in an overall increase in net interest income.  In 2018, increasing loan volume was the major contributor to increased net interest income.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) comprised 18.0% and 11.9% of total assets at December 31, 2020 and 2019, respectively.

The Company has been a net seller of federal funds, maintaining liquidity sufficient to fund new loan demand. When the need arises, the Company has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary. The Company has established credit lines with other financial institutions to purchase up to $249.1 million in federal funds. Also, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company may obtain advances of up to 10% of assets, subject to our available collateral. A floating lien of $93.7 million on qualifying loans is pledged to FHLB to secure such borrowings. In addition, the Company may borrow at the Federal Reserve discount window and has pledged $421,000 in securities for that purpose. As another source of short-term borrowings, the Company, from time to time, also utilizes securities sold under agreements to repurchase. At December 31, 2020 and 2019, the Company has no borrowings outstanding under securities sold under agreements to repurchase.

At December 31, 2020, the Company’s outstanding commitments to extend credit totaled $311.0 million, which consisted of loan commitments and undisbursed lines of credit of $308.5 million, and letters of credit of $2.5 million. The Company believes that its combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Total deposits were $1.5 billion and $992.8 million at December 31, 2020 and 2019, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 26.1% and 43.2% of total deposits at December 31, 2020 and 2019, respectively. Time deposits of more than $250,000 represented 9.0% and 15.1%, respectively, of the total deposits at December 31, 2020 and 2019. Management believes most other time deposits are relationship-oriented. While competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, management anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

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

CAPITAL

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity (including qualifying trust preferred securities), and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Financial institutions and holding companies became subject to the Basel III capital requirements beginning on January 1, 2015. A relatively new part of the capital ratios profile is the Common Equity Tier 1 risk-based ratio, which does not include limited life components such as trust preferred securities. Minimum capital levels are regulated by risk-based capital adequacy guidelines that require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 6.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%. In addition to the risk-based guidelines, federal regulations require that we maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0%. The capital rules that took effect in 2015 require banks to hold Common Equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percent to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees. The Company’s equity to assets ratio was 12.4% at December 31, 2020. As the following table indicates, at December 31, 2020, the Company and its bank subsidiary exceeded minimum regulatory capital requirements.

	At December 31, 2020
	Actual	Minimum
	Ratio	Requirement
Select Bancorp, Inc.

Total risk-based capital ratio	13.84%	8.00%
Tier 1 risk-based capital ratio	12.84%	6.00%
Common equity Tier 1 risk-based capital ratio	11.99%	4.50%
Leverage ratio	10.41%	4.00%

Select Bank & Trust

Total risk-based capital ratio	12.43%	8.00%
Tier 1 risk-based capital ratio	11.42%	6.00%
Common equity Tier 1 risk-based capital ratio	11.42%	4.50%
Leverage ratio	9.25%	4.00%

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

The analysis of an institution’s interest rate gap (the difference between the re-pricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2020, of which are projected to re-price or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which re-price or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate re-pricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Re-pricing at December 31, 2020
		More Than	More Than
	1 Year	1 Year to	3 Years to	More Than
	or Less	3 Years	5 Years	5 Years	Total

	(dollars in thousands)
Interest-earning assets:
Loans	$213,511	$327,508	$421,584	$341,781	$1,304,384
Securities, available for sale	3,165	4,083	21,570	165,674	194,492
Interest-earning deposits in other banks	87,399	—	—	—	87,399
Federal funds sold	5,364	—	—	—	5,364
Stock in the Federal Home Loan Bank of Atlanta	1,147	—	—	—	1,147
Other non-marketable securities	709	—	—	—	709

Total interest-earning assets	$311,295	$331,591	$443,154	$507,455	$1,593,495

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market	$701,520	$—	$—	$—	$701,520
Time	89,083	22,314	3,727	127	115,251
Time over $100,000	221,365	46,792	4,973	—	273,130
Short-term debt	—	—	—	—	—
Long-term debt	—	—	—	12,372	12,372

Total interest-bearing liabilities	$1,011,968	$69,106	$8,700	$12,499	$1,102,273

Interest sensitivity gap per period	$(700,673)	$262,485	$434,454	$494,956	$491,222

Cumulative interest sensitivity gap	$(700,673)	$(438,188)	$(3,734)	$491,222	$491,222

Cumulative gap as a percentage of total interest-earning assets	(225.08)%	(68.13)%	(0.34)%	30.83%	30.83%

Cumulative interest-earning assets as a percentage of interest-bearing liabilities	30.76%	59.47%	99.66%	144.56%	144.56%

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires management to make difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. The following is a summary of the Company’s most complex accounting policies: the allowance for loan losses, business combinations and deferred tax asset.

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

For further discussion of the Company’s loan accounting and acquisitions, see Note B—Summary of Significant Accounting Policies, Note C— Business Combinations, and Note E—Loans of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

Allowance for loan losses

The allowance for loan losses reflects the estimated losses that will result from the inability of the Bank’s borrowers to make required loan payments. The allowance for loan losses is established for estimated credit losses through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

Allowance for loan losses for acquired loans

Subsequent to the acquisition date, decreases in cash flows expected to be received on FASB ASC Topic 310-30 acquired loans from the Company’s initial estimates are recognized as impairment through the provision for credit losses. Probable and significant increases in cash flows (in a loan pool where an allowance for acquired credit losses was previously recorded) reduces the remaining allowance for acquired credit losses before recalculating the amount of accretable yield percentage for the loan pool in accordance with ASC 310-30.

Acquired loans that are not subject to FASB ASC Topic 310-30 are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on contractual cash flows over the estimated life of the loan. The allowance for these loans will be determined in a similar manner to the non-acquired credit losses.

Deferred Tax Asset

The Company’s net deferred tax asset was $3.2 million at December 31, 2020. In evaluating whether we will realize the full benefit of our net deferred tax asset, we consider both positive and negative evidence, including, among other things, recent earnings trends, projected earnings, and asset quality. As of December 31, 2020, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations, tax law changes or other factors could impact the realization of the deferred tax asset in the future.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2020.

	Payments Due by Period
		On Demand
		Or Within			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(dollars in thousands)
Long-term debt	$12,372	$—	$—	$—	$12,372
Lease obligations	8,930	680	1,493	1,504	5,253
Deposits	1,485,817	1,408,167	68,875	8,648	127

Total contractual cash obligations	$1,507,119	$1,408,847	$70,368	$10,152	$17,752

The following table reflects other commitments outstanding as of December 31, 2020.

	Amount of Commitment Expiration Per Period
	(dollars in thousands)
	Total
	Amounts	Less than			After
Other Commitments	Committed	1 Year	1-3 Years	4-5 Years	5 Years
Undisbursed home equity credit lines	$62,397	$11,837	$5,161	$3,222	$42,177
Other commitments and credit lines	52,555	37,251	2,752	4,026	8,526
Un-disbursed portion of constructions loans	193,571	120,770	15,642	21,493	35,666
Letters of credit	2,500	2,068	341	91	—

Total loan commitments	$311,023	$171,926	$23,896	$28,832	$86,369

In addition, the Company has legally binding delayed equity commitments to private investment funds. These commitments are not currently expected to be called, and therefore, are not reflected in the financial statements. The amount of these commitments at December 31, 2020 and 2019 was $525,000 and $525,000, respectively.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of September 30, 2020.

	September 30, 2020
(Dollars in thousands)	Estimated Effect on NII	Estimated Effect on EVE
Immediate change in interest rates:
+ 4.0%	10.9%	22.8%
+ 3.0%	7.5	17.5
+ 2.0%	3.9	11.8
+ 1.0%	1.5	6.5
No change	—	—
- 1.0%	2.5	(1.7)

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

Item 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

(dollars in thousands, except share and per share data)

	2020
	Quarterly Periods Ended
	December 31	September 30	June 30	March 31
Selected Results of Operations
Total interest income	$18,705	$15,825	$14,500	$14,178
Total interest expense	2,681	2,714	2,646	2,718
Net interest income	16,024	13,111	11,854	11,460
Provision for loan losses	400	1,638	1,933	2,273
Net interest income after provision	15,624	11,473	9,921	9,187
Noninterest income	1,541	1,724	1,411	1,444
Merger/acquisition related expenses	—	7	709	39
Noninterest expense	12,131	10,060	9,793	9,208
Income before income taxes	5,034	3,130	830	1,384
Provision for income taxes	1,113	673	149	280
Net income	$3,921	$2,457	$681	$1,104

Common Share Data
Basic earnings per share	$0.22	$0.14	$0.03	$0.06
Diluted earnings per share	$0.22	$0.14	$0.03	$0.06
Cash dividends declared per share	$—	$—	$—	$—

Weighted Average Common Shares Outstanding
Basic	17,637,540	17,847,913	18,134,607	18,255,351
Diluted	17,661,922	17,866,822	18,157,992	18,287,064

Market Data
High Sales Price	$9.83	$8.18	$8.84	$12.34
Low Sales Price	7.28	7.05	6.39	6.96
Period-end Closing	9.47	7.19	8.14	7.36
Average Daily Trading Volume	27,996	27,583	78,463	55,406

(dollars in thousands, except share and per share data)

	2019
	Quarterly Periods Ended
	December 31	September 30	June 30	March 31
Selected Results of Operations
Total interest income	$14,816	$15,008	$14,572	$14,050
Total interest expense	2,948	3,140	2,875	2,593
Net interest income	11,868	11,868	11,697	11,457
Provision for (recovery of) loan losses	302	231	(207)	112
Net interest income after provision	11,566	11,637	11,904	11,345
Noninterest income	1,446	1,448	1,328	1,197
Merger/acquisition related expenses	171	128	107	—
Noninterest expense	8,923	8,803	8,704	8,304
Income before income taxes	3,918	4,154	4,421	4,238
Provision for income taxes	877	915	973	931
Net income	$3,041	$3,239	$3,448	$3,307

Common Share Data
Basic earnings per share	$0.17	$0.17	$0.18	$0.17
Diluted earnings per share	$0.16	$0.17	$0.18	$0.17
Cash dividends declared per share	$—	$—	$—	$—

Weighted Average Common Shares Outstanding
Basic	18,414,393	19,028,572	19,318,358	19,315,686
Diluted	18,460,118	19,073,235	19,359,492	19,365,354

Market Data
High Sales Price	$12.47	$11.65	$12.28	$12.48
Low Sales Price	11.02	10.61	11.01	10.83
Period-end Closing	12.30	11.60	11.44	11.37
Average Daily Trading Volume	23,168	44,452	18,544	19,479

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Select Bancorp, Inc.
Dunn, NC

Opinion on Internal Control Over Financial Reporting

We have audited Select Bancorp, Inc. (the “Company”)’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Select Bancorp, Inc. for each of the three years in the period ended December 31, 2020, and our report dated March 11, 2021, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Dixon Hughes Goodman LLP

Raleigh, NC
March 11, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Select Bancorp, Inc.
Dunn, NC

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Select Bancorp, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Notes B and H to the consolidated financial statements, the Company’s goodwill balance was $42.9 million at December 31, 2020. Goodwill is tested for impairment at least annually for the single reporting unit. The determination of the fair value of the reporting unit requires management to make significant estimates and assumptions in determining cash flow projections, which are derived from internal projections, economic and market data, and the discount rate.

We identified the Company’s goodwill impairment assessment as a critical audit matter. Management makes estimates and assumptions for the single reporting unit regarding cash flows over the forecast period as well as the discount rate, which include a higher degree of subjectivity. As a result, auditing the reasonableness of management’s significant estimates and assumptions, particularly as it relates to the forecasted cash flows and the discount rate involves a higher degree of judgment and subjectivity. In addition, the extent of audit effort included the use of the firm’s internal valuation specialists to assist in performing these procedures and evaluating whether management’s judgments were appropriate.

The primary procedures we performed to address this critical audit matter included:

●	We tested the design and operating effectiveness of controls relating to management’s goodwill impairment test, including controls over management’s review of the significant inputs and assumptions in determining the projected cash flows and the discount rate.
●	We evaluated historical performance of the reporting unit as compared to the forecasted earnings and assessed any significant forecast changes.
●	We evaluated the significant assumptions, including forecasted cash flows and the determination of the discount rate with the assistance of internal valuation specialists, used in developing the fair value estimate for the reporting unit. We also used the assistance of internal valuation specialists to test the mechanical accuracy of the valuation methodology.

Allowance for Loan Losses

As described in Notes B and E to the consolidated financial statements, the Company’s allowance for loan losses was $14.1 million at December 31, 2020. As described by management, the allowance for loan losses includes consideration of individual reserves on impaired loans and historical loss experience adjusted for current events and conditions. Estimating an appropriate allowance requires management to make assumptions about losses that have been incurred but not yet realized in the loan portfolio as of the balance sheet date. The most significant judgments in the allowance as of December 31, 2020 include the determination of the impact of internal and external qualitative and environmental factors and the valuation of impaired loans.

We have identified the allowance for loan losses as a critical audit matter. The principal considerations for our determination of the allowance for loan losses as a critical audit matter include management’s judgment applied in determining the impact of qualitative and environmental factors and the risk involved in valuing impaired loans. In turn, auditing management’s judgments regarding loan loss estimates and assumptions, specifically the valuation of impaired loans and qualitative and environmental factors applied in the allowance for loan losses calculation involved a high degree of subjectivity and an increased extent of audit effort.

The primary procedures we performed to address this critical audit matter included:

●	We tested the design and operating effectiveness of controls relating to management’s determination of the allowance for loan losses, including controls over the review over the valuation of impaired loans, approvals of charge-offs and controls over management’s review and approval of the allowance, including management’s evaluation of the qualitative and environmental factors.
●	We tested the calculation of losses on identified impaired loans, including comparing inputs to loan agreements, external appraisals and other source documents as well as testing mechanical accuracy of the calculations.
●	We evaluated management’s application of qualitative and environmental factors to the allowance and compared the underlying support to third party or internal sources, as appropriate.
●	We assessed overall trends in credit quality at the Company by analyzing key performance indicators as well as changes in the industry and how the Company’s allowance compared to those trends and whether assumptions related to the qualitative and environmental factors were applied consistently period over period.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2000.

Raleigh, NC
March 11, 2021

SELECT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019

	2020	2019

	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$23,324	$19,110
Interest-earning deposits in other banks	87,399	50,920
Federal funds sold	5,364	9,047
Investment securities available for sale, at fair value	194,492	72,367
Loans held for sale	2,064	928
Loans	1,304,384	1,029,975
Allowance for loan losses	(14,108)	(8,324)
NET LOANS	1,290,276	1,021,651
Accrued interest receivable	5,110	4,189
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	1,147	3,045
Other non-marketable securities	709	719
Foreclosed real estate	2,172	3,533
Premises and equipment, net	20,587	17,791
Right of use lease asset	8,558	8,596
Bank owned life insurance	30,432	29,789
Goodwill	42,907	24,579
Core deposit intangible (“CDI”)	1,513	1,610
Other assets	13,991	7,202
TOTAL ASSETS	$1,730,045	$1,275,076
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$395,916	$240,305
Savings	51,843	43,128
Money market and NOW	649,677	280,145
Time	388,381	429,260
TOTAL DEPOSITS	1,485,817	992,838
Long-term debt	12,372	57,372
Lease liability	8,930	8,813
Accrued interest payable	246	578
Accrued expenses and other liabilities	7,312	2,700
TOTAL LIABILITIES	1,514,677	1,062,301
Shareholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized; no preferred shares were issued and outstanding at December 31, 2020 and December 31, 2019	—	—

Common stock, $1 par value, 50,000,000 shares authorized; 17,507,103 and 18,330,058 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	17,507	18,330
Additional paid-in capital	135,058	140,870
Retained earnings	60,838	52,675
Common stock issued to deferred compensation trust, at cost; 274,956 and 319,753 shares outstanding at December 31, 2020 and December 31, 2019, respectively	(2,416)	(2,815)
Directors’ Deferred Compensation Plan Rabbi Trust	2,416	2,815
Accumulated other comprehensive income	1,965	900
TOTAL SHAREHOLDERS’ EQUITY	215,368	212,775
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,730,045	$1,275,076

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$60,980	$54,605	$53,796
Federal funds sold and interest-earning deposits in other banks	307	1,838	1,618
Investments	1,921	2,003	1,421
TOTAL INTEREST INCOME	63,208	58,446	56,835

INTEREST EXPENSE
Money market, NOW and savings deposits	2,928	1,616	1,339
Time deposits	6,191	8,061	6,293
Short-term debt	504	62	328
Long-term debt	1,136	1,817	1,490
TOTAL INTEREST EXPENSE	10,759	11,556	9,450
NET INTEREST INCOME	52,449	46,890	47,385
PROVISION FOR (RECOVERY OF) LOAN LOSSES	6,244	438	(156)
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	46,205	46,452	47,541

NON-INTEREST INCOME
Gain on the sale of securities	—	48	—
Service charges on deposit accounts	1,092	1,161	1,124
Fees from the sale of mortgages	1,413	753	497
Other fees and income	3,615	3,457	3,080
TOTAL NON-INTEREST INCOME	6,120	5,419	4,701
NON-INTEREST EXPENSE
Personnel	23,137	20,278	18,304
Occupancy and equipment	3,911	3,695	3,666
Deposit insurance	808	184	628
Professional fees	1,652	1,886	1,394
Core deposit intangible amortization	717	825	1,016
Merger/acquisition related expenses	755	406	1,826
Information systems	4,102	3,492	3,372
Foreclosure-related expenses	762	140	115
Debt extinguishment	1,616	—	—
Other	4,487	4,234	4,229
TOTAL NON-INTEREST EXPENSE	41,947	35,140	34,550
INCOME BEFORE INCOME TAX	10,378	16,731	17,692
INCOME TAX	2,215	3,696	3,910
NET INCOME	8,163	13,035	13,782
Basic	$0.46	$0.69	$0.87
Diluted	$0.45	$0.68	$0.87
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,937,596	19,016,808	15,812,585
Diluted	17,961,258	19,063,237	15,877,633

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	(Amounts in thousands)

Net income	$8,163	$13,035	$13,782

Other comprehensive income (loss):
Unrealized gains (loss) on investment securities-available for sale	1,384	1,294	(596)
Tax effect	(319)	(298)	139
Total	1,065	996	(457)
Reclassification adjustment for (gains) included in net income	—	(48)	—
Tax effect	—	11	—
	—	(37)	—

Total	1,065	959	(457)

Total comprehensive income	$9,228	$13,994	$13,325

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2020, 2019 and 2018 (Amounts in thousands except share data)

								Common Stock	Accumulated
								Issued	Other
					Additional			to Deferred	Comprehensive	Total
	Preferred Stock		Common Stock		paid-in	Retained	Deferred	Compensation	Income	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Comp Plan	Trust	(loss)	Equity
Balance at December 31, 2017	—	—	14,009,137	14,009	95,850	25,858	2,518	(2,518)	398	136,115
Net income	—	—	—	—	—	13,782	—	—	—	13,782
Other comprehensive loss	—	—	—	—	—	—	—	—	(457)	(457)
Shares issued for Premara merger	—	—	5,270,834	5,271	54,535	—	—	—	—	59,806
Stock option exercises	—	—	31,534	32	155	—	—	—	—	187
Stock based compensation	—	—	—	—	178	—	—	—	—	178
Director equity incentive plan, net	—	—	—	—	—	—	97	(97)	—	—

Balance at December 31, 2018	—	$—	19,311,505	$19,312	$150,718	$39,640	$2,615	$(2,615)	$(59)	$209,611
Net income	—	—	—	—	—	13,035	—	—	—	13,035
Other comprehensive income	—	—	—	—	—	—	—	—	959	959
Stock repurchases	—	—	(1,008,260)	(1,008)	(10,419)	—	—	—	—	(11,427)
Stock option exercises	—	—	26,813	26	202	—	—	—	—	228
Stock based compensation	—	—	—	—	369	—	—	—	—	369
Director equity incentive plan, net	—	—	—	—	—	—	200	(200)	—	—

Balance at December 31, 2019	—	$—	18,330,058	$18,330	$140,870	$52,675	$2,815	$(2,815)	$900	$212,775
Net income	—	—	—	—	—	8,163	—	—	—	8,163
Other comprehensive income	—	—	—	—	—	—	—	—	1,065	1,065
Stock repurchases	—	—	(834,606)	(835)	(6,272)	—	—	—	—	(7,107)
Stock option exercises	—	—	11,651	12	100	—	—	—	—	112
Stock based compensation	—	—	—	—	360	—	—	—	—	360
Director equity incentive plan, net	—	—	—	—	—	—	(399)	399	—	—
										—
Balance at December 31, 2020	—	$—	17,507,103	$17,507	$135,058	$60,838	$2,416	$(2,416)	$1,965	$215,368

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,163	$13,035	$13,782
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	6,244	438	(156)
Depreciation and amortization of premises and equipment	1,417	1,790	1,738
Amortization and accretion of investment securities	587	767	560
Amortization of right of use lease asset	1,258	990	—
Accretion of deferred loan fees and costs	(3,585)	(844)	(744)
Amortization of core deposit intangible	717	825	1,016
Accretion of acquisition premium on time deposits	(290)	(14)	(178)
Amortization of acquisition premium on borrowings	—	—	(12)
Deferred income taxes	(709)	585	1,061
Stock-based compensation	360	369	178
Accretion on acquired loans	(1,581)	(904)	(3,051)
Proceeds from loans held for sale	57,586	34,578	22,726
Originations of loans held for sale	(57,309)	(34,173)	(22,711)
Gain on sales of loans held for sale	(1,413)	(753)	(497)
Gain on the sale of securities	—	(48)	—
Increase in cash surrender value of bank owned life insurance	(643)	(672)	(686)
Loss (gain) on sale of premises and equipment	—	60	62
Loss on assets held for sale	—	8	178
Net loss on sale and write-downs of foreclosed real estate	544	49	71
Change in assets and liabilities:
Net change in accrued interest receivable	(602)	(300)	108
Net change in other assets	(5,779)	(1,708)	2,578
Net change in accrued expenses and other liabilities	3,488	(719)	(11,210)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,453	13,359	4,813

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	1,898	238	(793)
Redemption of non-marketable security	10	43	257
Purchase of investment securities available for sale	(152,131)	(38,698)	—
Maturities of investment securities available for sale	11,866	3,383	1,400
Mortgage-backed securities pay-downs	18,936	13,805	9,685
Proceeds from sale of investment securities available for sale	—	1,125	—
Net change in loans outstanding	(166,718)	(45,584)	(247)
Cash received from branch acquisitions	60,234	24,093	—
Proceeds from sale of foreclosed real estate	1,091	120	717
Proceeds from sale of premises and equipment	—	68	104
Proceeds from sale of assets held for sale	—	660	—
Purchases of premises and equipment	(1,317)	(1,381)	(1,556)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(226,131)	(42,128)	9,567

See accompanying notes.

SELECT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$307,786	$(12,614)	$(14,439)
Proceeds from long-term debt	—	—	38,000
Repayments of short-term debt	(20,000)	(7,000)	(21,267)
Repayments of long-term debt	(25,000)	—	—
Repayment of lease liability	(1,103)	(703)	—
Proceeds from issuance of common stock	—	—	63,250
Direct expenses related to capital transactions	—	—	(3,444)
Repurchase of common stock	(7,107)	(11,427)	—
Proceeds from stock options exercised	112	228	187

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	254,688	(31,516)	62,287

NET CHANGE IN CASH AND CASH EQUIVALENTS	37,010	(60,285)	76,667

CASH AND CASH EQUIVALENTS, BEGINNING	79,077	139,362	62,695

CASH AND CASH EQUIVALENTS, ENDING	$116,087	$79,077	$139,362

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$11,091	$11,645	$9,210
Income taxes paid	4,670	2,553	2,277

Non-cash transactions:
Change in fair value of investment securities available for sale, net of tax	1,065	959	(457)
Transfer from loans to foreclosed real estate	274	2,614	618

Acquisition:
Assets acquired (excluding goodwill)	167,328	26,258	—
Liabilities assumed	185,656	25,776	—
Purchase price	13,918	482	—
Goodwill recorded	18,328	—	—

See accompanying notes.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

NOTE A – ORGANIZATION AND OPERATIONS

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

The Bank was originally incorporated as New Century Bank on May 19, 2000 and began banking operations on May 24, 2000. On July 25, 2014, the Company acquired Select Bank & Trust Company, Greenville, North Carolina, and changed the Bank’s legal name to Select Bank & Trust Company. On December 15, 2017, the Company acquired Premara Financial, Inc. and its subsidiary Carolina Premier Bank through the merger of Premara with and into the Company, followed immediately by the merger of Carolina Premier with and into the Bank. The Bank continues as the only banking subsidiary of the Company with its headquarters and operations center located in Dunn, NC. The Bank is engaged in general commercial and retail banking in central, eastern and western North Carolina, as well as southeastern Virginia and northwest South Carolina. The Bank is subject to the supervision and regulation of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

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

The Company evaluates each available for sale security in a loss position for other-than-temporary impairment (“OTTI”) at least quarterly. The Company considers such factors as the length of time and the extent to which the market value has been below amortized cost, long-term expectations and recent experience regarding principal and interest payments, The Company’s intent to sell, and whether it is more likely than not that it would be required to sell those securities before the anticipated recovery of the amortized cost. In situations where the Company does not intend to sell the security and it is more likely than not the Company will not be required to sell the security prior to recovery the credit component of an OTTI loss is recognized in earnings and the non-credit component is recognized in AOCI.

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

Years Ended December 31, 2020, 2019 and 2018

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Decreases in expected cash flows of PCI loans after the acquisition date are recognized by recording an allowance for loan loss. For any significant increases in cash flows expected to be collected, the Company first adjusts any prior recorded allowance for loan and lease losses through a reversal of previously recognized allowance through provision expense, and then increases the amount of accretable yield to be recognized on a prospective basis over the pool’s remaining life. Management analyzes these acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or specific review by loan officers. Trends are reviewed in terms of traditional credit metrics such as accrual status, past due status, and weighted average risk grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool.

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

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment was carried at cost at December 31, 2020 and 2019. The Company continually monitors the financial strength of the FHLB and evaluates the investment for potential impairment. There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the Bank’s investment in FHLB stock.

Other Non-Marketable Securities

Other non-marketable securities are equity instruments that are reported at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

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

Bank Owned Life Insurance

Bank Owned Life Insurance (“BOLI”) is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefit proceeds received in excess of the policy’s cash surrender value are recognized to income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At December 31, 2020 and 2019, the Company held no loans against its BOLI cash surrender values.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For the 2020 assessment, we performed a quantitative assessment to determine if it was more likely than not that the fair value of our single reporting unit is less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount. Our quantitative assessment considered many factors including, but not limited to, our actual and projected operating performance and profitability, as well as consideration of recent bank merger and acquisition transaction metrics. No impairment was indicated in 2020, 2019 or 2018.

Goodwill and other intangibles: Goodwill is not subject to amortization, but is subject to an annual assessment for impairment by applying a fair-value-based test as required by FASB ASC 350, Goodwill and Other Intangible Assets.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

Additionally, under ASC 350, acquired intangible assets are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life.

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 5, or more often if events or circumstances indicate there may be impairment. In accordance with ASC 350, the Company assesses qualitative factors to determine whether it is more-likely-than-not the fair value of the reporting unit was less than it’s carrying amount. If the Company concludes the carrying amount exceeds the implied fair value, based on the qualitative assessment, a quantitative one-step impairment test will then be applied. An impairment loss will be recognized for any excess of the carrying value over fair value of goodwill. Subsequent increases in goodwill are not recognized in the Consolidated Financial Statements.

In 2020, the onset of the COVID-19 pandemic prompted the Company to assess qualitative factors to determine whether it was more-likely-than-not the fair value of our reporting unit were less than their carrying amount. Annual testing occurred in the fourth quarter of 2020, and the Company monitored events and circumstances during the remainder of 2020, but no triggering event was identified.

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, and incorporating general economic and market conditions. Selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings most representative of fair value.

Intangible assets are amortized or tested for impairment based on whether they have finite or indefinite lives. Intangibles that have finite lives are amortized on a straight-line basis over their useful life and tested for impairment whenever events or circumstances indicate the carrying amount of the assets may not be recoverable. Intangibles with indefinite lives are tested annually for impairment.

Core Deposit Intangible

The Company considers its core deposits to be intangible assets with finite lives. Core deposit intangibles are being amortized using the effective interest method over six years.

Derivative Financial Instruments

The Company utilizes interest rate lock commitments, which are considered derivative instruments, in its mortgage banking operations. As of December 31, 2020, the amount of interest rate lock commitments is considered immaterial.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

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

	2020	2019	2018

Weighted average number of common shares used in computing basic net income per share	17,937,596	19,016,808	15,812,585

Effect of dilutive stock options	23,662	46,429	65,048

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	17,961,258	19,063,237	15,877,633

At December 31, 2020, 2019 and 2018, there were 243,120, 176,600 and 122,300 anti-dilutive options, respectively.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

On October 16, 2019, the FASB voted to delay implementation of CECL until January 2023 for certain companies, including smaller reporting companies (as defined by the SEC). The Company currently qualifies as a smaller reporting company and is still assessing the impact that this new guidance will have on its consolidated financial statements.

In August 2018, the FASB amended ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement topic of the Accounting Standards Codification. The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The adoption did not have a material effect on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04. Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test.  Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unint with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  This ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative test.  The Company adopted this ASU during the first quarter of 2020 with no impact to the consolidated financial position as a result of the adoption.

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 – Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  This ASU provides for temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effexts of, reference rate reform on financial reporting .  The provisions of this ASU are elective and applicable to all entitites that have contracts, hedging relationships and other transacations, subject to certain criteria, that reference LIBOR or another reference rate to be discontinued because of reference rate reform.  There are practical expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedge accounting relationshps affected by reference rate reform in order to facilitate a smoother transition to new reference rates.  For contracts meeting certain criteria, a change in the contract’s reference interest rate would be accounting for as a continuation of that contract rather than the creation of a new contract.  This provision applies to loans, debt, leases, and other arrangements.  An entitiy will also be permitted to preserve its hedge accounting when updating its hedging strategies in response to reference rate reform.  The guidance will only apply to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.  This ASU is effective for March 12, 2020 through December 31, 2022.  The Company is still assessing this ASU but is not expecting it to have an impact to the consolidated financial position.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

NOTE C – BUSINESS COMBINATIONS

On December 20, 2019, the Company executed a Purchase & Assumption Agreement (“Purchase Agreement”) with Entegra Bank (“Entegra”), by which the Bank assumed the deposits and acquired the majority of the loans, property, equipment and other selected assets associated with three existing Entegra branch offices.  Entegra was merged with and into First-Citizens Bank & Trust Company (“First-Citizens) on December 31, 2019, and First-Citizens assumed the rights and obligations of Entegra under the Purchase Agreement with the Bank.

On April 17, 2020, the Bank completed the acquisition of the three branches located in western North Carolina pursuant to the terms of the Purchase & Assumption Agreement.  The branches had approximately $170.9 million in assets and $184.9 million in liablilities as of the acquisition date April 17, 2020.  The purchase of the branches was accounted for under the acquisition method.  The assets and liabilities and liabilities of the branches, as of the effective date of the acquisition, are recorded at their respective fair values.  For the acquisition of the branches, estimated fair values of assets acquired and liabilities assumed are based on the information that is available, and the Company believes this information provides a reasonable basis for determining fair values.

The following table provides the carrying value of acquired assets and assumed liabilities, as recorded by the Company, the fair value adjustments calculated at the time of the acquisition and the resulting fair value recorded by the Company.

	April 17, 2020
	As recorded by	Fair Value	As recorded by
	First Citizens	adjustments	the Company
(Dollars in thousands)
Assets
Cash and cash equivalents	$60,234	$—	$60,234
Loans	108,236	(4,977)	103,259
Premises and equipment	2,106	790	2,896
Accrued interest receivable	319	—	319
Core deposit intangible	—	620	620
Total assets acquired	$170,895	$(3,567)	$167,328

Liabilities
Deposits:
Noninterest-bearing	$41,398	$—	$41,398
Interest-bearing	143,325	760	144,085
Total deposits	184,723	760	185,483
Other liabilities	173	—	173
Total liabilities assumed	$184,896	$760	$185,656
Goodwill recorded for branches acquisition			$18,328

Goodwill recorded for this purchase represents future revenues to be derived from the existing customer base, including efficiencies that will result from combining operations. The fair values adjustments remain subject to adjustment within the one year measurement period if there happens to be notable changes in the factors determining the fair value of assets and liabilities.

In determining the acquisition date fair value of purchased credit-impaired (“PCI”) loans, and in subsequent accounting, the Company generally aggregates loans into pools of loans with common risk characteristics. Expected cash flows at the

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

acquisition date in excess of the fair value of loans are referred to as the “accretable yield” and recorded as interest income prospectively.

PCI loans acquired totaled $17.0 million at estimated fair value and acquired performing loans totaling $86.2 million at estimated fair value. For PCI loans acquired from the purchase, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the acquisition were:

April 17, 2020
(Dollars in thousands)
Contractually required payments	$22,046
Nonaccretable difference	2,073
Cash flows expected to be collected	19,973
Accretable yield	2,949
Fair value at acquisition date	$17,024

Merger-related expense in 2020 totaled $755,000 which were recorded as noninterest expense as incurred.

The following tables reflect the pro forma total net interest income, noninterest income and net income for the twelve months ended December 31, 2020 and 2019 as though the acquisition of the First Citizens branches had taken place on January 1, 2019.  The pro forma results have not been adjusted to remove non-recurring acquisition-related expenses, and are not necessarily indicative of the results of operations that would have occurred had the acquisition actually takem place on January 1, 2019, nor of future results of operations.

	Twelve Months Ended December 31,
	2020	2019

	(Dollars in thousands, except per share)
Net interest income	$64,679	$64,459
Non-interest income	6,193	5,665
Net income available to common shareholders	9,266	15,952

Earnings per share, basic	$0.52	$0.84
Earnings per share, diluted	$0.52	$0.84

Weighted average common shares outstanding, basic	17,937,596	19,016,808
Weighted average common shares outstanding, diluted	17,961,258	19,063,237

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

NOTE D – INVESTMENT SECURITIES

The amortized cost and fair value of available for sale (“AFS”) investments, with gross unrealized gains and losses, follow:

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$50,304	$270	$(342)	$50,232
Mortgage-backed securities – GSE’s	47,658	1,320	(47)	48,931
Corporate bonds	2,343	7	—	2,350
Municipal bonds	91,635	1,417	(73)	92,979

Total	$191,940	$3,014	$(462)	$194,492

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$9,839	$159	$(2)	$9,996
Mortgage-backed securities – GSE’s	46,926	830	(13)	47,743
Corporate bonds	2,282	17	—	2,299
Municipal bonds	12,152	177	—	12,329

Total	$71,199	$1,183	$(15)	$72,367

Securities with a carrying value of $68.4 million and $18.4 million at December 31, 2020 and 2019, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2020 and 2019.

	2020
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$42,159	$(340)	$420	$(2)	$42,579	$(342)
Mortgage-backed securities–GSE’s	19,297	(46)	1,999	(1)	21,296	(47)
Corporate bonds	—	—	—	—	—	—
Municipal bonds	10,105	(73)	—	—	10,105	(73)
Total temporarily impaired securities	$71,561	$(459)	$2,419	$(3)	$73,980	$(462)

At December 31, 2020, the Company had one AFS mortgage-backed GSE and two U.S Government agency – GSE’s with an unrealized loss for twelve or more consecutive months totaling $3,000. The Company had thirty AFS securities with a loss for twelve months or less. Eleven U.S. government agency GSE’s, twelve municipal bonds and seven mortgage-backed GSE’s had unrealized losses for less than twelve months totaling $459,000 at December 31, 2020. All unrealized losses are attributable to the general trend of interest rates.

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

At December 31, 2019, the Company had two AFS mortgage-backed GSE’s and one U.S Government agencies – GSE with an unrealized loss for twelve or more consecutive months totaling $12,000. The Company had three AFS securities with a loss for twelve months or less. one U.S. government agency GSE and two mortgage-backed GSE’s had unrealized losses for less than twelve months totaling $3,000 at December 31, 2019. All unrealized losses are attributable to the general trend of interest rates.

Since none of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations and the Company has the intent and ability to hold these securities to recovery, no other than temporary impairments were identified for these investments having unrealized losses for the periods ended December 31, 2020 and December 31, 2019. In 2020, the Company did not sell any securities; in 2019, the Company realized gains of $48,000 on proceeds of $1.1 million related to the disposal of two securities; and in 2018 the Company did not sell any securities.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

The following table sets forth certain information regarding the amortized costs, carrying values and contractual maturities of the Company’s investment portfolio at December 31, 2020.

	Amortized	Fair
	Cost	Value

	(dollars in thousands)

Securities available for sale:
U.S. government agencies – GSE’s
Due within one year	$480	$492
Due after one but within five years	4,383	4,529
Due after five but within ten years	16,781	16,782
Due after ten years	28,660	28,429
	50,304	50,232
Mortgage-backed securities – GSE’s
Due within one year	2,000	1,999
Due after one but within five years	19,258	20,234
Due after five but within ten years	126	131
Due after ten years	26,274	26,567
	47,658	48,931
Corporate bonds
Due within one year	96	96
Due after one but within five years	497	500
Due after five but within ten years	1,750	1,754
Due after ten years	—	—
	2,343	2,350
Municipal bonds
Due within one year	577	578
Due after one but within five years	377	390
Due after five but within ten years	3,958	3,956
Due after ten years	86,723	88,055
	91,635	92,979
Total securities available for sale
Due within one year	3,153	3,165
Due after one but within five years	24,515	25,653
Due after five but within ten years	22,615	22,623
Due after ten years	141,657	143,051
	$191,940	$194,492

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

NOTE E – LOANS

The following is a summary of loans at December 31, 2020 and 2019:

	2020		2019
		Percent		Percent
	Amount	of total	Amount	of total

	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$194,031	14.88%	$151,697	14.73%
Commercial real estate	608,482	46.65%	459,115	44.58%
Multi-family residential	82,508	6.32%	69,124	6.71%
Construction	236,735	18.15%	221,878	21.55%
Home equity lines of credit (“HELOC”)	53,806	4.12%	44,514	4.32%

Total real estate loans	1,175,562	90.12%	946,328	91.89%

Other loans:
Commercial and industrial	125,700	9.64%	75,748	7.35%
Loans to individuals	6,629	0.04%	9,779	0.95%
Overdrafts	493	0.51%	234	0.02%
Total other loans	132,822	10.19%	85,761	8.32%

Gross loans	1,308,384		1,032,089
Less deferred loan origination fees, net	(4,000)	(.31)%	(2,114)	(.18)%
Total loans	1,304,384	100.00%	1,029,975	100.00%
Allowance for loan losses	(14,108)		(8,324)
Total loans, net	$1,290,276		$1,021,651

Loans are primarily made in North Carolina, southeast Virginia and northwest South Carolina. Real estate loans can be affected by the condition of the local real estate market and can be affected by the local economic conditions.

At December 31, 2020, the Company had pre-approved but unused lines and letters of credit totaling $311.0 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

A description of the various loan products provided by the Bank is presented below.

Residential 1-to-4 Family Loans

Residential 1-to-4 family loans are mortgage loans that typically convert from construction loans into permanent financing and are secured by properties within the Bank’s market areas.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

Non-Accrual and Past Due Loans

The following tables present as of December 31, 2020 and 2019 an age analysis of past due loans, segregated by class of loans:

	December 31, 2020
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past	Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

	(dollars in thousands)
Commercial and industrial	$11	$1,003	$2	$3,601	$4,617	$121,083	$125,700
Construction	8	—	—	154	162	236,573	236,735
Multi-family residential	—	1,533	—	—	1,533	80,975	82,508
Commercial real estate	1,880	—	9	2,008	3,897	604,585	608,482
Loans to individuals & overdrafts	10	—	—	145	155	6,967	7,122
1‑to‑4 family residential	700	—	760	655	2,115	191,916	194,031
HELOC	67	—	31	227	325	53,481	53,806
Deferred loan (fees) cost, net	—	—	—	—	—	—	(4,000)

	$2,676	$2,536	$802	$6,790	$12,804	$1,295,580	$1,304,384

Loans- PCI
Commercial and industrial	$—	$971	$2	$—	$973	$566	$1,539
Construction	8	—	—	—	8	881	889
Multi-family residential	—	—	—	—	—	1,031	1,031
Commercial real estate	824	—	9	—	833	12,222	13,055
Loans to individuals & overdrafts	2	—	—	—	2	114	116
1‑to‑4 family residential	90	—	760	—	850	10,886	11,736
HELOC	—	—	31	—	31	636	667

	$924	$971	$802	$—	$2,697	$26,336	$29,033

Loans- excluding PCI
Commercial and industrial	$11	$32	$—	$3,601	$3,644	$120,517	$124,161
Construction	—	—	—	154	154	235,692	235,846
Multi-family residential	—	1,533	—	—	1,533	79,944	81,477
Commercial real estate	1,056	—	—	2,008	3,064	592,363	595,427
Loans to individuals & overdrafts	8	—	—	145	153	6,853	7,006
1‑to‑4 family residential	610	—	—	655	1,265	181,030	182,295
HELOC	67	—	—	227	294	52,845	53,139
Deferred loan (fees) cost, net	—	—	—	—	—	—	(4,000)

	$1,752	$1,565	$—	$6,790	$10,107	$1,269,244	$1,275,351

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

Non-Accrual and Past Due Loans

	December 31, 2019
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

	(dollars in thousands)

Commercial and industrial	$1,108	$34	$46	$2,824	$4,012	$71,736	$75,748
Construction	—	—	—	181	181	221,697	221,878
Multi-family residential	—	—	—	—	—	69,124	69,124
Commercial real estate	393	82	321	1,832	2,628	456,487	459,115
Loans to individuals & overdrafts	5	—	—	155	160	9,853	10,013
1‑to‑4 family residential	859	810	864	505	3,038	148,659	151,697
HELOC	168	—	—	444	612	43,902	44,514
Deferred loan (fees) cost, net	—	—	—	—	—	—	(2,114)

	$2,533	$926	$1,231	$5,941	$10,631	$1,021,458	$1,029,975

Loans- PCI
Commercial and industrial	$—	$—	$46	$—	$46	$1,057	$1,103
Construction	—	—	—	—	—	677	677
Multi-family residential	—	—	—	—	—	897	897
Commercial real estate	—	—	321	—	321	5,449	5,770
Loans to individuals & overdrafts	—	—	—	—	—	—	—
1‑to‑4 family residential	—	—	864	—	864	6,354	7,218
HELOC	—	—	—	—	—	48	48

	$—	$—	$1,231	$—	$1,231	$14,482	$15,713
Loans- excluding PCI

Commercial and industrial	$1,108	$34	$—	$2,824	$3,966	$70,679	$74,645
Construction	—	—	—	181	181	221,020	221,201
Multi-family residential	—	—	—	—	—	68,227	68,227
Commercial real estate	393	82	—	1,832	2,307	451,038	453,345
Loans to individuals & overdrafts	5	—	—	155	160	9,853	10,013
1‑to‑4 family residential	859	810	—	505	2,174	142,305	144,479
HELOC	168	—	—	444	612	43,854	44,466
Deferred loan (fees) cost, net	—	—	—	—	—	—	(2,114)

	$2,533	$926	$—	$5,941	$9,400	$1,006,976	$1,014,262

There were nine loans in the aggregate amount of $802,000 greater than 90 days past due and still accruing interest at December 31, 2020 and there were six loans in the aggregate amount of $1.2 million greater than 90 days past due and still accruing interest at December 31, 2019. All loans greater than 90 days past due and still accruing are acquired loans that are considered past due rather than non-accrual loans due to the accounting treatment of acquired loans. In accordance with the ASC 310-20 guidance, if the loan pays differently than contractually required, than an adjustment to the discount premium is made in order to maintain the same effective interest rate.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

Impaired Loans

The following tables present information on loans, excluding PCI loans and loans evaluated collectively as a homogenous group, that were considered to be impaired as of December 31, 2020 and December 31, 2019:

				December 31, 2020
		Contractual		Year to Date
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans

	(dollars in thousands)
2020 :
With no related allowance recorded:
Commercial and industrial	$2,231	$2,525	$—	$2,378	$86
Construction	252	440	—	346	21
Commercial real estate	5,090	5,426	—	5,258	186
Loans to individuals & overdrafts	250	287	—	269	6
Multi-family residential	—	—	—	—	—
HELOC	383	478	—	430	33
1‑to‑4 family residential	206	259	—	233	6

Subtotal:	8,412	9,415	—	8,914	338
With an allowance recorded:
Commercial and industrial	1,641	1,918	419	1,779	75
Construction	—	—	—	—	—
Commercial real estate	415	415	323	415	37
Loans to individuals & overdrafts	—	—	—	—	—
Multi-family Residential	—	—	—	—	—
HELOC	82	83	7	83	5
1‑to‑4 family residential	14	16	9	15	—
Subtotal:	2,152	2,432	758	2,292	117
Totals:
Commercial	9,629	10,724	742	10,176	405
Consumer	250	287	—	269	6
Residential	685	836	16	761	44

Grand Total:	$10,564	$11,847	$758	$11,206	$455

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

Impaired loans at December 31, 2020 were approximately $10.6 million and included $6.8 million in non-accrual loans and $3.8 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately $2.2 million of the $10.6 million in impaired loans at December 31, 2020 had specific allowances aggregating $758,000 while the remaining $8.4 million had no specific allowances recorded. Of the $8.4 million with no allowance recorded, partial charge-offs through December 31, 2020 amounted to $81,000.

				December 31, 2019
		Contractual		Year to Date
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans

	(dollars in thousands)
2019 :
With no related allowance recorded:
Commercial and industrial	$2,796	$4,051	$—	$4,186	$122
Construction	440	537	—	500	26
Commercial real estate	5,585	6,750	—	5,632	272
Loans to individuals & overdrafts	284	293	—	193	12
Multi-family residential	197	197	—	206	13
HELOC	543	678	—	793	36
1‑to‑4 family residential	395	1,816	—	1,204	86
Subtotal:	10,240	14,322	—	12,714	567
With an allowance recorded:
Commercial and industrial	731	1,056	403	572	41
Construction	—	—	—	13	—
Commercial real estate	—	—	—	—	—
Loans to individuals & overdrafts	—	—	—	—	—
Multi-family Residential	—	—	—	—	—
HELOC	160	222	—	212	10
1‑to‑4 family residential	81	94	10	563	7
Subtotal:	972	1,372	413	1,360	58
Totals:
Commercial	9,749	12,591	403	11,109	474
Consumer	284	293	—	193	12
Residential	1,179	2,810	10	2,772	139
Grand Total:	$11,212	$15,694	$413	$14,074	$625

Impaired loans at December 31, 2019 were approximately $11.2 million and were comprised of $5.9 million in non-accrual loans and $6.2 million in loans still in accruing status. Recorded investment represents the current principal balance for the loan. Approximately $972,000 of the $11.2 million in impaired loans at December 31, 2019 had specific allowances aggregating $413,000 while the remaining $10.2 million had no specific allowances recorded. Of the $10.2 million with no allowance recorded, partial charge-offs through December 31, 2019 amounted to $4.1 million.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

Troubled Debt Restructurings

The following tables present loans that were modified as troubled debt restructurings (“TDRs”) within the previous twelve months with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2020 and 2019:

	Twelve Months Ended December 31, 2020
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	loans	Investments	Investments

	(dollars in thousands)
Extended payment terms:
1-to-4 family residential	8	$1,388	$1,118
Commercial real estate	2	759	759
Construction	1	157	123
HELOC	2	239	231
Commercial & industrial	7	2,423	2,326
Loans to individuals	1	3	3

Total	21	$4,969	$4,560

As noted in the tables above, there were twenty-one loans that were considered TDRs during the year ended December 31, 2020, for reasons due to extended terms. These loans were renewed at terms that vary from those that the Company would enter into for new loans of this type.

	Twelve Months Ended December 31, 2019

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	loans	Investments	Investments

	(dollars in thousands)
Extended payment terms:
Commercial and industrial	6	$2,535	$2,380
Construction	1	260	259
Commercial real estate	3	752	687
1‑to‑4 family residential	1	232	208

Total	11	$3,779	$3,534

As noted in the tables above, there were eleven loans that were considered TDRs during the year ended December 31, 2019, for reasons due to extended terms. These loans were renewed at terms that vary from those that the Company would enter into for new loans of this type.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

The following tables present loans that were modified as TDRs within the previous twelve months for which there was a payment default together with a breakdown of the types of concessions made by loan class during the twelve months ended December 31, 2020 and 2019:

	Twelve months ended
	December 31, 2020
	Number	Recorded
	of loans	investment

	(dollars in thousands)
Extended payment terms:
Commercial and industrial	4	$1,403
Construction	1	123
1-to-4 family residential	3	183

Total	8	$1,709

	Twelve months ended
	December 31, 2019
	Number	Recorded
	of loans	investment

	(dollars in thousands)
Extended payment terms:
Commercial and industrial	2	$1,566

Total	2	$1,566

At December 31, 2020, the Company had fifty-three loans with an aggregate balance of $11.3 million that were considered to be troubled debt restructurings. Of those TDRs, thirty-five loans with a balance totaling $7.5 million were still accruing as of December 31, 2020. The remaining eighteen TDRs with a balance totaling $3.8 million were in non-accrual status. All TDRs are included in non-performing assets and impaired loans.

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

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the loan portfolio, management utilizes a risk grading matrix to assign a risk grade to each of the Company’s loans. All non-consumer loans are graded on a scale of 1 to 9. A description of the general characteristics of these nine different risk grades is as follows:

●	Risk Grade 1 (Superior) – Credits in this category are virtually risk-free and are well-collateralized by cash-equivalent instruments. The repayment program is well-defined and achievable. Repayment sources are numerous. No material documentation deficiencies or exceptions exist.
●	Risk Grade 2 (Very Good) – This grade is reserved for loans secured by readily marketable collateral, or loans within guidelines to borrowers with liquid financial statements. A liquid financial statement is a financial statement with substantial liquid assets relative to debts. These loans have excellent sources of repayment, with

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

no significant identifiable risk of collection, and conform in all respects to Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind).
●	Risk Grade 3 (Good) – These loans have excellent sources of repayment, with no significant identifiable risk of collection. Generally, loans assigned this risk grade will demonstrate the following characteristics:
o	Conformity in all respects with Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind).
o	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.
o	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.
●	Risk Grade 4 (Acceptable) – This grade is given to acceptable loans. These loans have adequate sources of repayment, with little identifiable risk of collection. Loans assigned this risk grade will demonstrate the following characteristics:
o

General conformity to the Bank’s policy requirements, product guidelines and underwriting standards, with limited exceptions. Any exceptions that are identified during the underwriting and approval process have been adequately mitigated by other factors.

o	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.
o	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.
●	Risk Grade 5 (Acceptable With Care) – This grade is given to acceptable loans that show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss. Loans assigned this grade may demonstrate some or all of the following characteristics:
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

o	Marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.
●	Risk Grade 6 (Watch List or Special Mention) – Loans in this category can have the following characteristics:
o	Loans with underwriting guideline tolerances and/or exceptions and with no mitigating factors.
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

●	Risk Grade 7 (Substandard) – A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans consistently

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

not meeting the repayment schedule should be downgraded to substandard. Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action.
●	Risk Grade 8 (Doubtful) – Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.
●	Risk Grade 9 (Loss) – Loans classified as Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be affected in the future.

Consumer loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows:

●	Risk Grades 1 – 5 (Pass) – The loans in this category range from loans secured by cash with no risk of principal deterioration (Risk Grade 1) to loans that show signs of weakness in either adequate sources of repayment or collateral but have demonstrated mitigating factors that minimize the risk of delinquency or loss (Risk Grade 5).
●	Risk Grade 6 (Watch List or Special Mention) – Watch list or Special Mention loans include the following characteristics:
o	Loans within guideline tolerances or with exceptions of any kind that have not been mitigated by other economic or credit factors.
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

●	Risk Grade 7 (Substandard) – A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
●	Risk Grade 8 (Doubtful) – Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.
●	Risk Grade 9 (Loss) – Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of December 31, 2020 and 2019:

Total Loans:

December 31, 2020
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
	(dollars in thousands)

Superior	$56,510	$—	$123	$—
Very good	508	70	8,129	—
Good	4,693	1,770	80,401	2,086
Acceptable	17,226	18,084	308,200	46,820
Acceptable with care	40,946	216,418	203,008	32,068
Special mention	1,313	239	4,344	1,534
Substandard	4,504	154	4,277	—
Doubtful	—	—	—	—
Loss	—	—	—	—
	$125,700	$236,735	$608,482	$82,508

Consumer Credit
Exposure By
Internally	1‑to‑4 family
Assigned Grade	residential	HELOC

Pass	$190,975	$52,756
Special mention	633	226
Substandard	2,423	824
	$194,031	$53,806

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$6,845
Special mention	277
$7,122

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

Years Ended December 31, 2020, 2019 and 2018

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

Management believes the allowance for loan losses of $14.1 million at December 31, 2020 is adequate to provide for inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.

For PCI loans acquired from Legacy Select, Premara and First Citizens, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the acquisition and December 31, 2020 and 2019 were:

	December 31,	December 31,
	2020	2019

	(dollars in thousands)
Contractually required payments	$37,241	$20,598
Nonaccretable difference	3,586	1,694
Cash flows expected to be collected	33,655	18,904
Accretable yield	4,622	3,191
Fair value	$29,033	$15,713

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

The following table documents changes to the amount of the PCI accretable yield as of December 31, 2020 and 2019:

	2020	2019

	(dollars in thousands)

Accretable yield, beginning of period	$3,191	$3,593
Additions	2,949	—
Accretion	(1,638)	(904)
Reclassification from nonaccretable difference	64	360
Other changes, net	56	142
Accretable yield, end of period	$4,622	$3,191

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

The model incorporates various internal and external qualitative and environmental factors as described in the Interagency Policy Statement on the Allowance for Loan and Lease Losses, dated December 2006. Input for these factors is determined on the basis of management observation, judgment, and experience. The factors utilized by the Company are as follows:

Internal Factors

●	Concentrations – Measures the increased risk derived from concentration of credit exposure in particular industry segments within the portfolio.
●	Policy exceptions – Measures the risk derived from granting terms outside of underwriting guidelines.
●	Compliance exceptions– Measures the risk derived from granting terms outside of regulatory guidelines.
●	Document exceptions– Measures the risk exposure resulting from the inability to collect due to improperly executed documents and collateral imperfections.
●	Financial information monitoring – Measures the risk associated with not having current borrower financial information.
●	Nonaccrual – Reflects increased risk of loans with characteristics that merit nonaccrual status.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

●	Delinquency – Reflects the increased risk deriving from higher delinquency rates.
●	Personnel turnover – Reflects staff competence in various types of lending.
●	Portfolio growth – Measures the impact of growth and potential risk derived from new loan production.

External Factors

●	GDP growth rate – Impact of general economic factors that affect the portfolio.
●	North Carolina unemployment rate – Impact of local economic factors that affect the portfolio.
●	South Carolina unemployment rate – Impact of local economic factors that affect the portfolio.
●	Peer group delinquency rate – Measures risk associated with the credit requirements of competitors.
●	Prime rate change – Measures the effect on the portfolio in the event of changes in the prime lending rate.

Each pool is assigned an adjustment to the potential loss percentage by assessing its characteristics against each of the factors listed above.

Reserves are generally divided into three allocation segments:

1.	Individual reserves. These are calculated according to ASC Section 310-10-35 against loans evaluated individually and deemed to most likely be impaired. All loans in non-accrual status and all substandard loans that are deemed to be collateral dependent are assessed for impairment. Loans are deemed uncollectible based on a variety of credit, collateral, documentation and other issues. In the case of uncollectible receivables, the collateral is considered unsecured and therefore fully charged off.
2.	Formula reserves. Formula reserves are held against loans evaluated collectively. Loans are grouped by type or by risk grade, or some combination of the two. Loss estimates are based on historical loss rates for each respective loan group. Formula reserves represent the Company’s best estimate of losses that may be inherent, or embedded, within the group of loans, even if it is not apparent at this time which loans within any group or pool represent those embedded losses.
3.	Qualitative and external reserves. If individual reserves represent estimated losses tied to specific loans, and formula reserves represent estimated losses tied to a pool of loans but not yet to any specific loan, then these reserves represent an estimate of losses that are likely to be incurred, but are not yet tied to any loan or group of loans.

All information related to the calculation of the three segments, including data analysis, assumptions, and calculations are documented. Assigning specific individual reserve amounts, formula reserve factors, or unallocated amounts based on unsupported assumptions or conclusions is not permitted.

During 2020 the Bank participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) which are guaranteed by the SBA.  As a result of the SBA guarantee the need for an Allowance for Loan Loss is significantly reduced but not fully eliminated due to certain factors which may cause the guarantee to be reduced or eliminated.  Since it is possible that the PPP loans may not be fully guaranteed a reduced loan loss allowance was calculated for those loans.  The PPP loans are classified as Commercial & Industrial loans.  At December 31, 2020 there were $125.7 million in Commercial & Industrial loans of which $55.5 million were PPP loans.  The total loan loss allowance for Commercial & industrial loans at December 31, 2020 was $3.5 million of which $249,000 was attributable to PPP loans.  The PPP loan loss allowance percentage to gross PPP loans was 0.45%.  There have not been any charge-offs to date related to PPP loans.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

The current economic and business disruptions in the Bank’s markets, and in the national and global markets more generally, are unprecedented, as state, local, and national governing bodies attempt to address the public health emergency caused by COVID-19. Management expects the Company’s customers, including its borrowers, will continue to experience the financial impacts of COVID-19 during the 2021 fiscal year. Depending on the length of financial impact and the effectiveness of the various governmental programs put in place to stabilize economic conditions, the Company’s management would expect to see continued volatility in the Company’s allowance for loan losses and related provision expense during 2021. The CARES Act provided an opportunity for loan customers to request a temporary modification of the payment terms on their loans granting the customer time to address cashflow issues.  The Bank entered into modifications on 497 loans amounting to $252.3 million during 2020 of which 48 loans totaling $32.7 million remained on modification as of December 31, 2020.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

The following tables present a roll forward of the Company’s allowance for loan losses by loan segment for the twelve-month periods ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
2020	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Allowance for loan losses
Loans – excluding PCI
Balance, beginning of period 12/01/2020	$1,127	$1,731	$2,837	$1,437	$329	$175	$419	$8,055
Provision for (recovery of) loan losses	2,634	603	2,688	(105)	(3)	(36)	397	6,178
Loans charged-off	(628)	—	(70)	—	—	(50)	—	(748)
Recoveries	169	—	17	33	45	20	4	288
Balance, end of period 12/31/2020	$3,302	$2,334	$5,472	$1,365	$371	$109	$820	$13,773

PCI Loans								—
Balance, beginning of period 12/01/2020	$178	$6	$14	$56	$—	$—	$15	$269
Provision for (recovery of) loan losses	25	25	(10)	29	1	—	(4)	66
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period 12/31/2020	$203	$31	$4	$85	$1	$—	$11	$335

Total Loans								—
Balance, beginning of period 12/01/2020	$1,305	$1,737	$2,851	$1,493	$329	$175	$434	$8,324
Provision for (recovery of) loan losses	2,659	628	2,678	(76)	(2)	(36)	393	6,244
Loans charged-off	(628)	—	(70)	—	—	(50)	—	(748)
Recoveries	169	—	17	33	45	20	4	288
Balance, end of period 12/31/2020	$3,505	$2,365	$5,476	$1,450	$372	$109	$831	$14,108

Ending Balance: individually evaluated for impairment	$419	$—	$323	$9	$7	$—	$—	$758
Ending Balance: collectively evaluated for impairment	$3,086	$2,365	$5,153	$1,441	$365	$109	$831	$13,350

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$120,291	$235,594	$589,922	$182,075	$52,674	$6,756	$81,477	$1,268,789
Ending Balance: collectively evaluated for impairment PCI loans	$1,537	$889	$13,055	$11,736	$667	$116	$1,031	$29,031
Ending Balance: individually evaluated for impairment	$3,872	$252	$5,505	$220	$465	$250	$—	$10,564
Ending Balance	$125,700	$236,735	$608,482	$194,031	$53,806	$7,122	$82,508	$1,308,384

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
2019	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Allowance for loan losses
Loans – excluding PCI
Balance, beginning of period 12/01/2019	$762	$1,385	$3,024	$1,663	$555	$206	$471	$8,066
Provision for (recovery of) loan losses	1,143	328	(371)	(259)	(169)	152	(52)	772
Loans charged-off	(790)	—	(10)	—	(150)	(206)	—	(1,156)
Recoveries	12	18	194	33	93	23	—	373
Balance, end of period 12/31/2019	$1,127	$1,731	$2,837	$1,437	$329	$175	$419	$8,055

PCI Loans
Balance, beginning of period 12/01/2019	$214	$—	$385	$4	$—	$—	$—	$603
Provision for (recovery of) loan losses	(36)	6	(371)	52	—	—	15	(334)
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period 12/31/2019	$178	$6	$14	$56	$—	$—	$15	$269

Total Loans
Balance, beginning of period 12/01/2019	$976	$1,385	$3,409	$1,667	$555	$206	$471	$8,669
Provision for (recovery of) loan losses	1,107	334	(742)	(207)	(169)	152	(37)	438
Loans charged-off	(790)	—	(10)	—	(150)	(206)	—	(1,156)
Recoveries	12	18	194	33	93	23	—	373
Balance, end of period 12/31/2019	$1,305	$1,737	$2,851	$1,493	$329	$175	$434	$8,324

Ending Balance: individually evaluated for impairment	$403	$—	$—	$10	$—	$—	$—	$413
Ending Balance: collectively evaluated for impairment	$902	$1,737	$2,851	$1,483	$329	$175	$434	$7,911

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$71,118	$220,761	$447,760	$144,003	$43,763	$9,729	$68,030	$1,005,164
Ending Balance: collectively evaluated for impairment PCI loans	$1,103	$677	$5,770	$7,218	$48	$—	$897	$15,713
Ending Balance: individually evaluated for impairment	$3,527	$440	$5,585	$476	$703	$284	$197	$11,212

Ending Balance	$75,748	$221,878	$459,115	$151,697	$44,514	$10,013	$69,124	$1,032,089

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
2018	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Allowance for loan losses
Loans – excluding PCI
Balance, beginning of period 01/01/2018	$742	$1,955	$3,304	$1,058	$549	$305	$791	$8,704
Provision for loan losses	(23)	(576)	(326)	585	31	1	(320)	(628)
Loans charged-off	(196)	—	(2)	(12)	(68)	(191)	—	(469)
Recoveries	239	6	48	32	43	91	—	459
Balance, end of period 12/31/2018	$762	$1,385	$3,024	$1,663	$555	$206	$471	$8,066

PCI Loans
Balance, beginning of period 01/01/2018	$65	$—	$66	$—	$—	$—	$—	$131
Provision for loan losses	149	—	319	4	—	—	—	472
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period 12/31/2018	$214	$—	$385	$4	$—	$—	$—	$603

Total Loans
Balance, beginning of period 01/01/2018	$807	$1,955	$3,370	$1,058	$549	$305	$791	$8,835
Provision for loan losses	126	(576)	(7)	589	31	1	(320)	(156)
Loans charged-off	(196)	—	(2)	(12)	(68)	(191)	—	(469)
Recoveries	239	6	48	32	43	91	—	459
Balance, end of period 12/31/2018	$976	$1,385	$3,409	$1,667	$555	$206	$471	$8,669

Ending Balance: individually evaluated for impairment	$51	$14	$—	$22	$—	$—	$—	$87
Ending Balance: collectively evaluated for impairment	$925	$1,371	$3,409	$1,645	$555	$206	$471	$8,582

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$68,891	$169,065	$444,354	$150,700	$48,747	$12,713	$62,307	$956,777
Ending Balance: collectively evaluated for impairment PCI loans	$1,764	$751	$7,579	$8,188	$49	$—	$937	$19,268
Ending Balance: individually evaluated for impairment	$3,526	$588	$5,678	$709	$917	$101	$215	$11,734

Ending Balance	$74,181	$170,404	$457,611	$159,597	$49,713	$12,814	$63,459	$987,779

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

NOTE F– OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned (“OREO”) during the years ended December 31, 2020 and 2019 (dollars in thousands):

	December 31,	December 31,
	2020	2019

	(Dollars in thousands)

Beginning balance January 1	$3,533	$1,088
Sales	(1,091)	(120)
Write-downs and loss on sales	(544)	(49)
Transfers	274	2,614
Ending balance	$2,172	$3,533

At December 31, 2020 and December 31, 2019, the Company had $2.2 million and $3.5 million, respectively, of foreclosed residential real estate property in OREO. The Company had no loans in the process of foreclosure at December 31, 2020 compared to 3 loans with recorded investment in the amount of $114,000 in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure at December 31, 2019.

NOTE G – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2020 and 2019:

	2020	2019

	(dollars in thousands)

Land	$6,141	$4,846
Buildings	17,271	15,692
Furniture and equipment	9,378	8,077
Leasehold improvements	536	498
	33,326	29,113
Less accumulated depreciation	12,739	11,322
Total	$20,587	$17,791

Depreciation amounting to approximately $1.4 million, $1.8 million, and $1.7 million for the years ended December 31, 2020, 2019, and 2018, respectively, is included in occupancy and equipment expenses.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

NOTE H – GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes the changes in carrying amounts of goodwill and other intangibles (core deposit intangibles) for the periods presented.

		Core Deposit Intangible
			Accumulated
	Goodwill	Gross	Amortization	Net

		(dollars in thousands)

Balance at January 1, 2018	$24,904	$5,919	$(2,818)	$3,101
Adjustment of goodwill	(325)	—	—	—
Amortization expense	—	—	(1,016)	(1,016)
Balance at December 31, 2018	24,579	5,919	(3,834)	2,085
Core deposit intangible resulting from branch acquisition	—	350	—	350
Amortization expense	—	—	(825)	(825)
Balance at December 31, 2019	24,579	6,269	(4,659)	1,610
Goodwill resulting from branch acquisition	18,328	—	—	—
Core deposit intangible resulting from branch acquisition	—	620	—	620
Amortization expense	—	—	(717)	(717)
Balance at December 31, 2020	$42,907	$6,889	$(5,376)	$1,513

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

The table below summarizes the remaining core deposit intangible amortization (dollars in thousands):

2021	$543
2022	384
2023	231
2024	112
2025	87
Thereafter	156
$1,513

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

NOTE I – DEPOSITS

The scheduled maturities of time deposits at December 31, 2020 are as follows:

Total Time Deposits
(dollars in thousands)

2021	$310,448
2022	60,554
2023	8,552
2024	5,229
2025	3,471
Thereafter	127
$388,381

Time deposits with balances of more than $250,000 were $133.9 million and $150.4 million at December 31, 2020 and 2019, respectively.

NOTE J – REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and all subsequent ASUs that modified Topic 606. As stated in Note B, Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with accounting policies employed under Topic 605.

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

Years Ended December 31, 2020, 2019 and 2018

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the year ended December 31, 2020, 2019 and 2018.

	December 31,	December 31,	December 31,
	2020	2019	2018

	(dollars in thousands)

Service Charges on Deposit Accounts	$1,092	$1,161	$1,124
Other	2,379	2,050	1,657
Noninterest Income (in-scope of Topic 606)	3,471	3,211	2,781
Noninterest Income (out-of-scope of Topic 606)	2,649	2,208	1,920
Total Non-interest Income	$6,120	$5,419	$4,701

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2020 and December 31, 2019, the Company did not have any significant contract balances.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

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

NOTE K – SHORT-TERM AND LONG-TERM DEBT

At December 31, 2020, the Company had no short-term debt and $12.4 million in long-term debt. Long-term debt consisted of $12.4 million in junior subordinated debentures. The Federal Home Loan Bank is collateralized by $93.7 million of loans as of December 31, 2020.

At December 31, 2019, the Company had $57.4 million in long-term debt. Long-term debt consisted of $12.4 million in junior subordinated debentures and $45.0 million in Federal Home Loan Bank advances. The Federal Home Loan Bank advances are collateralized by $108.3 million of loans as of December 31, 2019.

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

The Company pays interest on the junior subordinated debentures at an annual rate, reset quarterly, equal to 3 month LIBOR plus 2.15%. The debentures are redeemable on September 20, 2009 or afterwards in whole or in part, on any March 20, June 20, September 20 or December 20. Redemption is mandatory at September 20, 2034. The Company has fully and unconditionally guaranteed repayment of the trust-preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes subject to certain limitations, none of which were applicable at December 31, 2020.

Lines of credit amounted to $249.1 million with various correspondent banks with no advances outstanding as of  December 31, 2020. Some of the lines of credit are secured and others unsecured with a variety of rates and terms.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

NOTE L – INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018

	(dollars in thousands)
Current tax provision:
Federal	$2,505	$2,699	$2,366
State	419	412	483
Total current tax provision	2,924	3,111	2,849

Deferred tax provision (benefit):
Federal	(566)	575	943
State	(143)	10	118
Total deferred tax provision (benefit)	(709)	585	1,061

Net income tax provision	$2,215	$3,696	$3,910

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 21% for 2020 and 2019 and 2018 to income before income taxes is summarized below:

	2020	2019	2018

	(dollars in thousands)

Income tax at federal statutory rate	$2,179	$3,513	$3,715
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	219	333	475
Tax-exempt interest income	(86)	(95)	(99)
Income from life insurance	(135)	(141)	(144)
Incentive stock option expense	35	41	(2)
Merger expenses	—	—	20
Other permanent differences	3	45	(55)

Provision for income taxes	$2,215	$3,696	$3,910

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2020 and 2019 are as follows:

	2020	2019

	(dollars in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$3,241	$1,913
Deferred compensation	149	116
Net operating loss carryforwards	83	541
Acquisition accounting	977	1,024
Write-downs on foreclosed real estate	170	120
Other	269	229
Total deferred tax assets	4,889	3,943
Deferred tax liabilities relating to:
Premises and equipment	(917)	(796)
Deferred loan fees/costs	(80)	(73)
Unrealized gains on available-for-sale securities	(586)	(268)
Core deposit intangible	(105)	(8)
Total deferred tax liabilities	(1,688)	(1,145)

Net recorded deferred tax asset, included in other assets	$3,201	$2,798

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

The Company had $395,000 of net operating losses which can be carried forward and applied against future taxable income. If unused, these net operating losses will expire in 2027 through 2036. The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017. As of December 31, 2020 and 2019, the Company has no uncertain tax positions.

The Company’s net deferred tax asset was $3.2 million and $2.8 million at December 31, 2020 and 2019. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, both positive and negative evidence are considered, including among other things recent earnings trends, projected earnings, and asset quality. As of December 31, 2020, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations or other factors could impact the realization of the deferred tax asset in the future.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

NOTE M – REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2020, that the Company meets all capital adequacy requirements to which it is subject. The Company’s significant assets are its investments in Select Bank & Trust Company and New Century Statutory Trust I.

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

As the following tables indicate, at December 31, 2020 and 2019, the Company and its Bank subsidiary both exceeded minimum regulatory capital requirements as specified below.

			Minimum for capital
	Actual		adequacy purposes
The Company:	Amount	Ratio	Amount	Ratio

December 31, 2020:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$195,001	13.84%	$112,732	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	180,893	12.84%	84,549	6.00%
Common Equity Tier 1 (to Risk-Weighted Assets)	168,893	11.99%	63,412	4.50%
Tier 1 Capital (to Average Assets)	180,893	10.41%	69,519	4.00%

			Minimum for capital
	Actual		adequacy purposes
The Company:	Amount	Ratio	Amount	Ratio

December 31, 2019:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$205,462	18.26%	$90,003	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	197,138	17.52%	67,502	6.00%
Common Equity Tier 1 (to Risk-Weighted Assets)	185,138	16.46%	50,627	4.50%
Tier 1 Capital (to Average Assets)	197,138	15.84%	49,777	4.00%

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

Under the implementing regulations, the federal banking regulators, including the FDIC, generally measure an institution’s capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets).  As of December 31, 2020 and 2019, the Bank’s capital conservation buffer was 4.43% and 7.69%, respectively, which allows the institution to avoid limitations on distributions and discretionary bonus payments.

Select Bank & Trust Company’s actual capital amounts and ratios are presented in the table below as of December 31, 2020 and 2019:

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2020:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$174,245	12.43%	$112,168	8.00%	140,210	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	160,137	11.42%	84,126	6.00%	112,168	8.00%
Common equity Tier 1 (to Risk-Weight Assets)	160,137	11.42%	63,095	4.50%	91,137	6.50%
Tier 1 Capital (to Average Assets)	160,137	9.25%	69,226	4.00%	86,532	5.00%

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2019:	(dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$177,223	15.69%	$90,366	8.00%	112,958	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	168,899	14.95%	67,775	6.00%	90,366	8.00%
Common equity Tier 1 (to Risk-Weight Assets)	168,899	14.95%	50,831	4.50%	73,422	6.50%
Tier 1 Capital (to Average Assets)	168,899	13.59%	49,730	4.00%	62,162	5.00%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of December 31, 2020.

Management expects that the Bank will remain “well capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the future.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

NOTE N – OFF-BALANCE SHEET RISK

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2020 is as follows:

(In thousands)
Financial instruments whose contract amounts represent credit risk:
Undisbursed commitments	$308,523
Letters of credit	2,500

The Company has legally binding delayed equity commitments to private investment funds. These commitments are not expected to be called, and therefore, are not reflected in the financial statements. The amount of these commitments at December 31, 2020 and 2019 was $425,000 and $425,000, respectively.

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

Years Ended December 31, 2020, 2019 and 2018

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

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 (dollars in thousands):

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
December 31, 2020	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
U.S. government agencies – GSE’s	$50,232	$—	$50,232	$—

Mortgage-backed securities – GSE’s	48,931	—	48,931	—

Corporate Bonds	2,350	—	2,350	—

Municipal bonds	92,979	—	92,979	—

Total investment available for sale	$194,492	$—	$194,492	$—

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
December 31, 2019	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
U.S. government agencies – GSE’s	$9,996	$—	$9,996	$—

Mortgage-backed securities – GSE’s	47,743	—	47,743	—

Corporate Bonds	2,299	—	2,299	—

Municipal bonds	12,329	—	12,329	—

Total investment available for sale	$72,367	$—	$72,367	$—

The following are descriptions of valuation methodologies used for assets and liabilities recorded at fair value on a non-recurring basis.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve in the allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2020, and 2019, the majority of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. There were no transfers between levels from prior reporting periods. Valuation techniques are consistent with prior periods.

The significant unobservable inputs used in the fair value measurement of the Company’s impaired loans range between 1 – 17% and 5 – 50% discount from appraisals for expected liquidation and sales costs at December 31, 2020 and 2019, respectively.

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

The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate range between 7% - 10% and 6% – 10% discount from appraisals for expected liquidation and sales costs at December 31, 2020 and 2019, respectively.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a nonrecurring basis as of December 31, 2020 and December 31, 2019 (dollars in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Asset Category December 31, 2020	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Impaired loans	$6,790	$—	$—	$6,790
Foreclosed real estate	2,172	—	—	2,172
Total	$8,962	$—	$—	$8,962

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Asset Category December 31, 2019	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Impaired loans	$5,941	$—	$—	$5,941
Foreclosed real estate	3,533	—	—	3,533
Total	$9,474	$—	$—	$9,474

As of December 31, 2020, the Bank identified $10.6 million in impaired loans, of which $6.8 million were carried at fair value on a non-recurring basis which included $2.2 million in loans that required a specific reserve of $758,000, and an additional $81,000 in other loans without specific reserves that had partial charge-offs. As of December 31, 2019, the Bank identified $11.2 million in impaired loans, of which $5.9 million were carried at fair value on a non-recurring basis which included $972,000 in loans that required a specific reserve of $413,000, and an additional $4.1 million in other loans without specific reserves that had partial charge-offs.

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2020 and 2019:

	December 31, 2020
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Financial assets:
Cash and due from banks	$23,324	$23,324	$23,324	$—	$—
Interest-earning deposits in other banks	87,399	87,399	87,399	—	—
Federal funds sold	5,364	5,364	5,364	—	—
Investment securities available for sale	194,492	194,492	—	194,492	—
Loans held for sale	2,064	2,064	—	2,064	—
Loans, net	1,290,276	1,294,552	—	—	1,294,552
Accrued interest receivable	5,110	5,110	—	5,110	—
Stock in the FHLB	1,147	1,147	—	—	1,147
Other non-marketable securities	709	709	—	—	709

Financial liabilities:
Deposits	$1,485,817	$1,489,220	$—	$—	$1,489,220
Long-term debt	12,372	9,965	—	9,965	—
Accrued interest payable	246	246	—	246	—

	December 31, 2019
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Financial assets:
Cash and due from banks	$19,110	$19,110	$19,110	$—	$—
Interest-earning deposits in other banks	50,920	50,920	50,920	—	—
Federal funds sold	9,047	9,047	9,047	—	—
Investment securities available for sale	72,367	72,367	—	72,367	—
Loans held for sale	928	928	—	928	—
Loans, net	1,021,651	1,016,239	—	—	1,016,239
Accrued interest receivable	4,189	4,189	—	4,189	—
Stock in the FHLB	3,045	3,045	—	—	3,045
Other non-marketable securities	719	719	—	—	719

Financial liabilities:
Deposits	$992,838	$995,056	$—	$995,056	$—
Long-term debt	57,372	55,729	—	55,729	—
Accrued interest payable	578	578	—	578	—

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

NOTE P – EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Plan

The Company has a 401(k) Plan and substantially all employees participate in the plan. The Company matches 100% of the first 6% of an employee’s compensation contributed to the plan. Expenses attributable to the plan amounted to $779,000, $698,000, and $639,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Supplemental Executive Retirement Plans

The Company implemented a nonqualified supplemental executive retirement plan for the former Chief Executive Officer during 2003. Benefits accrue and vest during the period of employment, and will be paid in monthly benefit payments over the officer’s life after retirement. Provisions of $138,000, $81,000, and $36,000 were expensed for future benefits to be provided under this plan during 2020, 2019 and 2018, respectively. In conjunction with the implementation of this plan, the Company has purchased life insurance on certain key officers to help offset plan accruals. The life insurance policies provide the payment of a death benefit in the event an insured officer dies prior to attainment of retirement age. The total liability under this plan at December 31, 2020 and 2019 was $408,000 and $514,000, respectively.

As part of the acquisition of Progressive State Bank (“Progressive”), the Company assumed a liability for the supplemental early retirement plan for Progressive’s Chief Executive Officer. Provisions of $1,000, $81,000, and $(35,000) and were expensed in 2020, 2019 and 2018, resulting in a total liability of $255,000 and $265,000 as of December 31, 2020 and 2019, respectively. Due to the plan having a tax gross up feature that was impacted by lower tax rates under the Tax Act, the Company recorded a negative provision for 2018. Corresponding to this liability, Progressive had purchased a life insurance policy on a key officer to help offset the expense associated with future benefit payments. This policy was acquired by the Company upon its acquisition of Progressive.

The Company approved a supplemental executive retirement plan for two of its executives in 2019. Provisions of $137,000 were expensed during 2020 resulting in a total liability of $201,000. Proceeds from purchased life insurance on certain key officers were used to offset plan accruals.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

Directors Deferred Compensation

The Company has instituted a Directors’ Deferral Plan (“Deferral Plan”) whereby individual directors may elect annually to defer receipt of all or a designated portion of their directors’ fees or stock awards for the coming year. Director fees so deferred are used to purchase shares of the Company’s common stock on the open market by the administrator of the Deferral Plan or to issue shares from the Company’s authorized but unissued shares, with such deferred compensation disbursed in the future as specified by the director at the time of his or her deferral election. Stock awards deferred under the Deferral Plan are also disbursed in the future as specified be the director at the time of his or her deferral election.  All deferral amounts and matching contributions, if any, are paid into a rabbi trust with a separate account for each participant under the plan. Net compensation and other expenses attributable to this plan for the years ended December 31, 2020, 2019 and 2018 were $211,000, $200,000, and $97,000, respectively. The Directors’ Deferral Plan was amended and restated on September 22, 2015 to ensure compliance with applicable regulations and to provide that the eventual payment of compensation deferred under the plan may be made only in the form of the Registrant’s common stock. The Deferral Plan was amended and restated again on April 21, 2020, for the purpose of allowing participating directors to defer stock awards.  A liability of $2.4 million and $2.8 million related to this plan is included in shareholders’ equity for December 31, 2020 and 2019, respectively.

Equity-Based Compensation Plans

The Company utilizes equity-based awards as a component of its compensation of employees and directors. These equity-based awards may be in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, or restricted stock unit awards. Awards are granted pursuant to the Company’s equity-based compensation plans. The Company’s shareholders approved all equity-based compensation plans. At December 31, 2020, the Company had awards outstanding under its 2004 Incentive Stock Option Plan, 2008 Omnibus Stock Ownership and Long Term Incentive Plan (the “2008 Omnibus Plan”), 2010 Omnibus Stock Ownership and Long Term Incentive Plan (the “2010 Omnibus Plan”), and 2018 Omnibus Stock Incentive Plan (the “2018 Omnibus Plan”).

As of December 31, 2020, the Company had awards covering 9,500 shares outstanding under the 2004 Incentive Stock Option Plan, awards covering 26,269 shares outstanding under the 2008 Omnibus Plan, awards covering 160,120 shares outstanding under the 2010 Omnibus Plan, and awards covering 101,000 shares outstanding under the 2018 Omnibus Plan.

The 2018 Omnibus Plan became effective upon the approval of shareholders on May 22, 2018. As of December 31, 2020, the 2018 Omnibus Plan was the only plan that had shares available for future grants, and there were 540,566 shares remaining available for grant. All other plans have been frozen as to new grants.

In 2019, the Company awarded fully vested stock grants under the 2018 Omnibus Plan of 10,569 common shares to its independent directors. The value of the stock grant totaled $130,000 with each director receiving 813 shares.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

For years when stock options were granted the estimated weighted average fair market value of each option awarded, using the Black-Scholes option pricing model, together with the assumptions used in estimating those weighted average fair values, are displayed below:

	2020	2019	2018

Estimated fair value of options granted	$5.66	$5.99	$6.07

Assumptions in estimating average option values:
Risk-free interest rate	1.72%	2.59%	2.94%
Dividend yield	—%	—%	—%
Volatility	41.12%	42.18%	36.67%
Expected life (in years)	8.00	8.00	8.00

A summary of the Company’s option plans as of and for the year ended December 31, 2020 is as follows:

		Outstanding Options		Exercisable Options
	Shares		Weighted		Weighted
	Available		Average		Average
	for Future	Number	Exercise	Number	Exercise
	Grants	Outstanding	Price	Outstanding	Price

At December 31, 2019	568,913	268,542	$9.55	121,660	$7.80

Options granted/vested	(42,500)	42,500	—	55,060	10.57
Stock grants	—	—	—	—	—
Options exercised	11,653	(11,653)	4.56	(11,653)	4.56
Options expired	2,500	(2,500)	—	(2,500)	5.19
Options forfeited	—	—	10.92	—	$—
At December 31, 2020	540,566	296,889	$10.11	162,567	$9.01

The aggregate intrinsic value of options outstanding as of December 31, 2020 and 2019 was $243,000 and $740,000, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2020 and 2019 was $235,000 and $548,000, respectively. The unrecognized compensation expense for outstanding options at December 31, 2020, 2019, and 2018 was $528,000, $460,000, and $642,000, respectively. As of December 31, 2020, this cost is expected to be recognized over a weighted average period of 1.50 years.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

The weighted average remaining life of options outstanding and options exercisable as of December 31, 2020 was 5.87 years and 4.25 years, respectively. The weighted average remaining life of options outstanding and options exercisable as of December 31, 2019 was 6.57 years and 4.85 years, respectively. Information regarding the stock options outstanding at December 31, 2020 is summarized below:

	Number	Number
	of options	of options
Range of Exercise Prices	outstanding	exercisable

$2.25 - $7.07	53,769	53,767
$7.08 - $10.69	41,620	27,900
$10.70 - $12.99	201,500	80,900

Outstanding at end of year	296,889	162,567

A summary of the status of the Company’s non-vested options as of December 31, 2020 and changes during the year ended December 31, 2020, is presented below:

		Weighted-Average
		Grant Date
Non-vested Options	Options	Fair Value

Non-vested at December 31, 2019	146,882	$5.51
Granted	42,500	5.66
Vested	(52,560)	5.55
Expired	(2,500)	3.14
Forfeited	—	—
Non-vested at December 31, 2020	134,322	5.65

For the years ended December 31, 2020, 2019 and 2018, the intrinsic value of options exercised was $60,000, $148,000 and $213,000, respectively. For the years ended December 31, 2020, 2019 and 2018, the grant-date fair value of options vested was $291,000, $179,000, and $181,000, respectively. For the years ended December 31, 2020 and 2019, respectively, $1,000 and $68,000 in tax benefits were recognized from non-qualified stock option exercises.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

NOTE Q – PARENT COMPANY FINANCIAL DATA

Following are the condensed balance sheets of Select Bancorp as of and for the years ended December 31, 2020 and 2019 and the related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2020:

Condensed Balance Sheets

December 31, 2020 and 2019

(dollars in thousands)

	2020	2019
Assets
Cash balances with Select Bank & Trust	$14,784	$22,556
Investment in Select Bank & Trust	206,612	196,536
Investment in New Century Statutory Trust I	609	598
Other assets	6,008	5,711
Total Assets	$228,013	$225,401

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Accrued interest and other liabilities	273	254
Total Liabilities	12,645	12,626
Shareholders’ equity:
Preferred stock	-	-
Common stock	17,507	18,330
Additional paid-in capital	135,058	140,870
Retained earnings	60,838	52,675
Common stock issued to deferred compensation trust	(2,416)	(2,815)
Directors’ Deferred Compensation Plan Rabbi Trust	2,416	2,815
Accumulated other comprehensive income	1,965	900
Total Shareholders’ Equity	215,368	212,775

Total Liabilities and Shareholders’ Equity	$228,013	$225,401

Condensed Statements of Operations

Years Ended December 31, 2020, 2019 and 2018

(dollars in thousands)

	2020	2019	2018
Equity in earnings of subsidiaries	$9,384	$14,153	$39,153
Dividends received for subsidiary	—	—	(25,000)
Dividends in excess of earnings	383	434	642
Operating expense	(1,884)	(1,862)	(1,275)
Income tax benefit	280	310	262

Net income	$8,163	$13,035	$13,782

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

Condensed Statements of Cash Flows

Years Ended December 31, 2020, 2019 and 2018

(dollars in thousands)

	2020	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,163	$13,035	$13,782
Equity in undistributed income of subsidiaries	(9,384)	(14,153)	(39,153)
Stock based compensation	360	369	178
Net change in other assets	65	(456)	(283)
Net change in other liabilities	19	11	(12,185)
Net cash used in operating activities	(777)	(1,194)	(37,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	112	228	187
Repurchase of common stock	(7,107)	(11,427)	—
Proceeds from the issuance of common stock	—	—	63,250
Direct expenses related to capital transaction	—	—	(3,444)

Net cash provided by (used in) financing activities	(6,995)	(11,199)	59,993

Net (decrease) increase in cash and cash equivalents	(7,772)	(12,393)	22,332

Cash and cash equivalents at beginning of year	22,556	34,949	12,617

Cash and cash equivalents, end of year	$14,784	$22,556	$34,949

NOTE R – RELATED PARTY TRANSACTIONS

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

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

The Bank has loan transactions with its directors and executive officers in the regular course of business. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features. The following table represents loan transactions for directors and executive officers who held that position as of December 31, 2020 and 2019. A summary of related party loan transactions, is as follows:

	2020	2019

	(dollars in thousands)

Balance at January 1	$7,227	$12,658
Exposure of directors/executive officers added	—	—
Borrowings	2,549	5,110
Directors/executive officers resigned or retired from board	(967)	(647)
Loan repayments	(4,090)	(9,894)
Balance at December 31	$4,719	$7,227

At December 31, 2020, there was $510,000 of unused lines of credit outstanding to directors and executive officers of the Company and its subsidiaries. Directors and executive officers had $37.6 million deposited with the Company at December 31, 2020.

NOTE S – CAPITAL TRANSACTIONS

Common Stock

In August of 2016 the Board of Directors approved a common stock repurchase plan in which 581,518 shares were authorized for repurchase at management’s discretion. During the second quarter of 2019 the Company began repurchasing shares and by September 10, 2019 had repurchased all authorized shares.  On September 17, 2019 the Board of Directors approved Plan 2 which authorized the repurchase of 937,248 shares of common stock.  In 2020 the Company repurchased 510,506 shares in Plan 2 totaling $4.3 million.

On September 22, 2020 the Board of Directors approved Plan 3 which authorized the repurchase of 875,000 shares of common stock. In the third and fourth quarters of 2020 the Company repurchased 324,102 shares amounting to $2.8 million and had 550,898 shares remaining in Plan 3 as of December 31, 2020.

NOTE T – LEASES

The Company has operating leases for branches and certain equipment. The Company’s leases have remaining lease terms of 1 year to 15 years which may include options to extend the leases for up to 5 years per option period.  The Company has some leases that are month to month or expire within 1 year that are not included below.

At December 31, 2020, the Company did not have any leases that had not yet commenced for which the Company had created a Right of Use (“ROU ”) asset and a lease liability. For the operating leases the Company has elected the practical expedient of not separating lease components from non-lease components and instead to account for each separate lease component and the non-lease components associated with that lease as a single lease component. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the lease agreements include periodic rate adjustments for inflation.

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 25 years. The exercise of lease renewal options is at our sole discretion. When it is reasonably certain that the Company will exercise the option to renew or extend the lease term, that option is included in determining the value of the ROU asset and lease liability.

The Company has operating leases for its corporate offices and branches that expire at various times through 2034.  Future minimum lease payments under the leases for years subsequent to December 31, 2020 are as follows:

Total Lease Payments
(dollars in thousands)
2021	$1,198
2022	1,230
2023	1,166
2024	1,100
2025	1,131
Years thereafter	6,519
$12,344

During 2020, 2019, and 2018, payments under operating leases were approximately $1.2 million, $1.1 million, and $1.2 million, respectively. Lease expense was accounted for on a straight line basis.  Rental income earned on office space leased to third parties was $367,000, $449,000 and $426,000 for 2020, 2019 and 2018, respectively.

The components of lease expense were as follows (dollars in thousands):

	December 31,	December 31,
	2020	2019
Operating lease cost	$1,202	$1,054

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$1,202	$1,054

Right-of-use assets obtained in exchange for lease obligations:

Operating leases	8,558	8,596

The following table presents the remaining weighted average lease terms and discount rates as of December 31, 2020:

Weighted Average Remaining Lease Term
Operating leases	11.7	years

Weighted Average Discount Rate
Operating leases	6.0%

SELECT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

Maturities of lease liabilities were as follows:

Operating
(In thousands)	Leases
Year Ending December 31,
2021	$744
2022	816
2023	796
2024	769
2025	842
Thereafter	5,557
Lease payments	$9,524
Amounts representing interest	(594)
Present Value of Net Future Minimum Lease Payments	8,930

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

Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting as of December 31, 2020, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−Integrated Framework (2013) (the “2013 Framework”).

Based on this assessment, Management has concluded that that the Company’s internal control over financial reporting as of December 31, 2020 was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of Part II of this annual report.

Date: March 11, 2021	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: March 11, 2021	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the fourth quarter of 2020. Management has concluded that there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2020 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

The Registrant has adopted a code of ethics for its directors as well as a code of ethics specifically for its senior financial officers. Each of these policies is posted in the “Investor Overview - Governance Documents” section of the “Investor Relations” page of the Registrant’s website: www.selectbank.com.

ITEM 11 - EXECUTIVE COMPENSATION

Incorporated by reference to the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated by reference to the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

Equity Compensation Plan Information. At December 31, 2020, the Registrant had awards outstanding under the following equity compensation plans:

●	2004 Incentive Stock Option Plan;
●	2008 Omnibus Stock Ownership and Long Term Incentive Plan, which plan was assumed in connection with Registrant’s 2014 acquisition of Select Bancorp, Inc., Greenville, NC;
●	2010 Omnibus Stock Ownership and Long Term Incentive Plan; and
●	2018 Omnibus Stock Incentive Plan (the “2018 Omnibus Plan”).

The Registrant’s shareholders have approved all equity-based compensation plans. As of December 31, 2020, the 2018 Omnibus Plan was the only plan that had shares of the Registrant’s common stock available for future grants. All other plans have been frozen as to new grants.

The following table contains aggregated plan information as of December 31, 2020, with respect to the Registrant’s equity compensation plans under which equity securities are authorized for issuance:

Number of securities
remaining available
		Weighted- average	for future issuance
	Number of securities	exercise price of	under equity
	to be issued upon	outstanding	compensation plans
	exercise of	options,	(excluding securities
Plan Category	outstanding options	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	296,889	$10.11	540,566
Equity compensation plans not approved by security holders	none	n/a	none
Total	296,889	$10.11	540,566

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this report:

1.    Financial statements required to be filed by Item 8 of this Form:

2.    Financial statement schedules required to be filed by Item 8 of this Form:

None

4.Exhibits: See below exhibit index.

ITEM 16 – FORM 10-K SUMMARY

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.

2.1	Agreement and Plan of Merger and Reorganization by and among Registrant, Select Bank & Trust Company, Premara Financial, Inc., and Carolina Premier Bank dated as of July 20, 2017	8-K	2.1	07/26/17	000-50400

2.2	Branch Purchase and Assumption Agreement by and between Select Bank & Trust Company and Entegra Bank dated as of December 20, 2019	8-K	2.1	12/27/19	000-50400

3.1	Articles of Incorporation	10-KSB	3.1	03/30/04	000-50400

3.2	Articles of Amendment	8-K	3.1	08/26/11	000-50400

3.3	Articles of Amendment	8-K	3.1	07/29/14	000-50400

3.4	Amendment to Articles (contained within plan of merger)	8-K	3.2	07/29/14	000-50400

3.5	Articles of Amendment	10-Q	3.1	08/09/19	000-50400

3.6	Bylaws	8-K	3.1	05/24/19	000-50400

4.1	Form of Stock Certificate	S-8	4.1	10/01/14	333-199090

4.2	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.2	3/11/2020	000-50400

10.1	2004 Incentive Stock Option Plan (compensatory plan)	S-8	99.1	07/19/04	333-117476

10.2	2010 Omnibus Stock Ownership and Long-Term Incentive Plan (compensatory plan)	8-K	99.1	08/02/10	000-50400

10.3	2018 Omnibus Stock Incentive Plan (compensatory plan)	8-K	10.1	05/24/18	000-50400

10.4	Directors’ Deferral Plan, as amended and restated (compensatory plan)	-	-	Filed herewith	-

10.5	Employment Agreement with William L. Hedgepeth II (management contract)	10-K	10.7	03/31/08	000-50400

10.6	Employment Agreement of W. Keith Betts (management contract)	8-K	10.1	01/12/17	000-50400

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.
10.7	First Amendment to Employment Agreement of W. Keith Betts (management contract)	8-K	10.2	01/28/19	000-50400

10.7	Employment Agreement of Mark A. Jeffries (management contract)	10-K	10.12	03/31/15	000-50400

10.8	First Amendment to Employment Agreement of Mark A. Jeffries (management contract)	8-K	10.1	01/28/19	000-50400

10.9	Employment Agreement of Lynn H. Johnson (management contract)	10-K	10.11	03/31/15	000-50400

10.10	First Amendment to Employment Agreement of Lynn H. Johnson (management contract)	8-K	10.1	02/26/18	000-50400

10.11	Employment Agreement of D. Richard Tobin, Jr. (management contract)	10-K	10.8	03/28/13	000-50400

10.12	2019 Supplemental Executive Retirement Plan Agreement with William L. Hedgepeth II (compensatory plan)	8-K	10.1	09/24/19	000-50400

10.13	2019 Supplemental Executive Retirement Plan Agreement with Lynn H. Johnson (compensatory plan)	8-K	10.2	09/24/19	000-50400

21.1	Subsidiaries	-	-	Filed herewith	-

23.1	Consent of Dixon Hughes Goodman LLP	-	-	Filed herewith	-

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	-	-	Filed herewith	-

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	-	-	Filed herewith	-

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	-	-	Furnished herewith	-

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	-	-	Furnished herewith	-

101

The following financial information formatted in inline XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (ii) the Consolidated Statements of Comprehensive Income  for the years ended December 31, 2020, 2019 and 2018; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text

		-	-	Filed herewith	-

104	Cover page interactive data file (embedded within the Inline XBRL document)	-	-	Filed herewith	-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

7
SELECT BANCORP, INC.
Registrant

	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth, II
Date: March 11, 2021		President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William L. Hedgepeth, II	March 11, 2021
William L. Hedgepeth, II., President,
Chief Executive Officer and Director

/s/ Mark A. Jeffries	March 11, 2021
Mark A. Jeffries, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ J. Gary Ciccone	March 11, 2021
J. Gary Ciccone, Director

/s/ Alicia S. Hawk	March 11, 2021
Alicia S. Hawk, Director

/s/ Gerald W. Hayes, Jr.	March 11, 2021
Gerald W. Hayes, Jr., Director

/s/ Ronald V. Jackson	March 11, 2021
Ronald V. Jackson, Director

/s/ John W. McCauley	March 11, 2021
John W. McCauley, Director

/s/ Carlie C. McLamb, Jr.	March117, 2021
Carlie C. McLamb Jr., Director

/s/ V. Parker Overton	March 11, 2021
V. Parker Overton, Director

/s/ Sharon L. Raynor	March 11, 2021
Sharon L. Raynor, Director

/s/ K. Clark Stallings	March 11, 2021
K. Clark Stallings, Director

/s/ W. Lyndo Tippett	March 11, 2021
W. Lyndo Tippett, Director