Form 10-Q
period 2021-03-31
SELECT BANCORP, INC.
filed 2021-05-07
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

As of  April 30, 2021, the registrant had outstanding 17,227,104 shares of Common Stock, $1.00 par value per share.

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SELECT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31,
	(unaudited)	2020*

	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$22,533	$23,324
Interest-earning deposits in other banks	133,884	87,399
Certificates of deposit	250	—
Federal funds sold	4,966	5,364
Investment securities available for sale, at fair value	208,648	194,492
Loans held for sale	3,953	2,064
Loans	1,342,316	1,304,384
Allowance for loan losses	(13,187)	(14,108)
NET LOANS	1,329,129	1,290,276
Accrued interest receivable	4,991	5,110
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	862	1,147
Other non-marketable securities	655	709
Foreclosed real estate	1,968	2,172
Premises and equipment, net	20,222	20,587
Right of use lease asset	8,358	8,558
Bank owned life insurance	30,586	30,432
Goodwill	42,907	42,907
Core deposit intangible (“CDI”)	1,363	1,513
Other assets	17,054	13,991
TOTAL ASSETS	$1,832,329	$1,730,045
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$448,835	$395,916
Savings	55,184	51,843
Money market and NOW	708,172	649,677
Time	370,446	388,381
TOTAL DEPOSITS	1,582,637	1,485,817

Long-term debt	12,372	12,372
Lease liability	8,766	8,930
Accrued interest payable	206	246
Accrued expenses and other liabilities	15,859	7,312
TOTAL LIABILITIES	1,619,840	1,514,677
Shareholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized; no preferred shares were issued and outstanding at March 31, 2021 and December 31, 2020	—	—

Common stock, $1 par value, 50,000,000 shares authorized; 17,227,104 and 17,507,103 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	17,227	17,507
Additional paid-in capital	132,400	135,058
Retained earnings	67,178	60,838
Common stock issued to deferred compensation trust, at cost; 272,509 and 274,956 shares outstanding at March 31, 2021 and December 31, 2020, respectively	(2,449)	(2,416)
Directors’ Deferred Compensation Plan Rabbi Trust	2,449	2,416
Accumulated other comprehensive income (loss)	(4,316)	1,965
TOTAL SHAREHOLDERS’ EQUITY	212,489	215,368
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,832,329	$1,730,045

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2021	2020

	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$17,035	$13,589
Federal funds sold and interest-earning deposits in other banks	25	168
Investments	920	421
TOTAL INTEREST INCOME	17,980	14,178

INTEREST EXPENSE
Money market, NOW and savings deposits	924	348
Time deposits	1,038	1,931
Short-term debt	16	87
Long-term debt	71	352
TOTAL INTEREST EXPENSE	2,049	2,718
NET INTEREST INCOME	15,931	11,460
PROVISION FOR (RECOVERY OF) LOAN LOSSES	(777)	2,273
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	16,708	9,187

NON-INTEREST INCOME
Service charges on deposit accounts	256	338
Fees from the sale of mortgages	288	185
Fees from the sale of SBA loans	197	108
Other fees and income	941	813
TOTAL NON-INTEREST INCOME	1,682	1,444
NON-INTEREST EXPENSE
Personnel	6,132	5,632
Occupancy and equipment	990	931
Deposit insurance	380	(12)
Professional fees	462	372
Core deposit intangible amortization	150	179
Merger/acquisition related expenses	—	39
Information systems	1,046	1,038
Foreclosure-related expenses	(140)	5
Other	1,176	1,063
TOTAL NON-INTEREST EXPENSE	10,196	9,247
INCOME BEFORE INCOME TAX	8,194	1,384
INCOME TAX	1,854	280
NET INCOME	6,340	1,104
Basic	$0.36	$0.06
Diluted	$0.36	$0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,386,715	18,255,351
Diluted	17,415,680	18,287,064

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Net income	$6,340	$1,104

Other comprehensive income (loss):
Unrealized gains (loss) on investment securities-available for sale	(8,157)	731
Tax effect	1,876	(169)
Total	(6,281)	562

Total comprehensive income	$59	$1,666

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

								Common Stock
								Issued	Accumulated
					Additional			to Deferred	Other	Total
	Preferred Stock		Common Stock		paid-in	Retained	Deferred	Compensation	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Comp Plan	Trust	Income (loss)	Equity
Balance at December 31, 2020	—	$—	17,507,103	$17,507	$135,058	$60,838	$2,416	$(2,416)	$1,965	$215,368
Net income	—	—	—	—	—	6,340	—	—	—	6,340
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(6,281)	(6,281)
Stock repurchases	—	—	(286,799)	(287)	(2,907)	—	—	—	—	(3,194)
Stock option exercises	—	—	6,800	7	57	—	—	—	—	64
Directors’ equity incentive plan, net	—	—	—	—	—	—	33	(33)	—	—
Stock-based compensation	—	—	—	—	192	—	—	—	—	192
Balance at March 31, 2021	—	$—	17,227,104	$17,227	$132,400	$67,178	$2,449	$(2,449)	$(4,316)	$212,489

Balance at December 31, 2019	—	—	18,330,058	18,330	140,870	52,675	2,815	(2,815)	900	212,775
Net income	—	—	—	—	—	1,104	—	—	—	1,104
Other comprehensive income	—	—	—	—	—	—	—	—	562	562
Stock repurchases	—	—	(275,366)	(275)	(2,193)					(2,468)
Stock option exercises	—	—	1,000	1	6	—	—	—	—	7
Directors’ equity incentive plan, net	—	—	—	—	—	—	(24)	24	—	—
Stock based compensation	—	—	—	—	105	—	—	—	—	105
Balance at March 31, 2020	—	—	18,055,692	18,056	138,788	53,779	2,791	(2,791)	1,462	212,085

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,340	$1,104
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(777)	2,273
Depreciation and amortization of premises and equipment	365	422
Amortization and accretion of investment securities	190	171
Amortization of right of use lease asset	200	308
Accretion of deferred loan fees and costs	(1,386)	(243)
Amortization of core deposit intangible	150	179
Accretion of acquisition premium on time deposits	(70)	(7)
Stock-based compensation	192	105
Accretion on acquired loans	(379)	(105)
Proceeds from loans held for sale	16,389	10,865
Originations of loans held for sale	(17,793)	(11,250)
Gain on sales of loans held for sale	(485)	(293)
Net gain on sale and write-downs of foreclosed real estate	(144)	—
Increase in cash surrender value of bank owned life insurance	(154)	(161)
Change in assets and liabilities:
Net change in accrued interest receivable	119	350
Net change in other assets	(1,188)	(346)
Net change in accrued expenses and other liabilities	8,507	(561)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,076	2,811

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	285	(14)
Redemption of non-marketable security	54	1
Purchase of investment securities available for sale	(31,267)	—
Maturities of investment securities available for sale	2,596	3,500
Mortgage-backed securities pay-downs	6,169	4,688
Net change in loans outstanding	(36,837)	(9,406)
Proceeds from sale of foreclosed real estate	874	—
Purchases of premises and equipment	—	(499)
NET CASH USED IN INVESTING ACTIVITIES	(58,126)	(1,730)

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$96,890	$(10,180)
Repayment of lease liability	(164)	(270)
Repurchase of common stock	(3,194)	(2,468)
Proceeds from stock options exercised	64	7

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	93,596	(12,911)

NET CHANGE IN CASH AND CASH EQUIVALENTS	45,546	(11,830)

CASH AND CASH EQUIVALENTS, BEGINNING	116,087	79,077

CASH AND CASH EQUIVALENTS, ENDING	$161,633	$67,247

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$2,089	$2,760
Income taxes paid	—	—

Non-cash transactions:
Change in fair value of investment securities available for sale, net of tax	(6,281)	562
Transfer from loans to foreclosed real estate	526	204

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

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the March 31, 2021 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

COVID-19. Significant progress has been made to combat the outbreak of the coronavirus disease, or COVID-19, that was declared a global pandemic by the World Health Organization in March of 2020. However, the COVID-19 pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and could still impair their ability to meet their financial obligations to the Company. The Company’s business depends upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. Although it appears that public health and economic conditions are trending in a positive direction as of March 31, 2021, a resurgence of COVID-19 could result in further adverse effects on the Company’s business, financial condition, results of operations, and cash flows. It is not possible to know the full extent of the impact of COVID-19 and the measures enacted to curtail its spread on the Company’s future operations.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At March 31, 2021 and 2020 there were 235,620 and 219,120 anti-dilutive stock options outstanding, respectively.

	Three Months Ended
	March 31,
	2021	2020

Weighted average number of common shares used in computing basic net income per share	17,386,715	18,255,351

Effect of dilutive stock options	28,965	31,713

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	17,415,680	18,287,064

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

The following summarizes recent accounting pronouncements and their expected impact on the Company:

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, including loans and available-for-sale debt securities.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. On October 16, 2019, the FASB voted to delay implementation of CECL until January 2023 for certain companies, including smaller reporting companies (as defined by the SEC).  The Company currently qualifies as a smaller reporting company and is still assessing the impact that this new guidance will have on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 - Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides for temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The provisions of this ASU are elective and applicable to all entities that have contracts, hedging relationships and other transactions, subject to certain criteria, that reference LIBOR or another reference rate to be discontinued because of reference rate reform. There are practical expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedge accounting relationships affected by reference rate reform in order to facilitate a smoother transition to new reference rates. For contracts meeting certain criteria, a change in the contract's reference interest rate would be accounted for as a continuation of that contract rather than the creation of a new contract. This provision applies to loans, debt, leases, and other arrangements. An entity will also be permitted to preserve its hedge accounting when updating its hedging strategies in response to reference rate reform. The guidance will only apply to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. This ASU is effective for March 12, 2020 through December 31, 2022.  The Company has evaluated this ASU and does not expect it to have an impact on the Company’s consolidated financial position.

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

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three months ended March 31, 2021. Valuation techniques are consistent with techniques used in prior periods.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
March 31, 2021	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
U.S. government agencies – GSE’s	$50,801	$—	$50,801	$—

Mortgage-backed securities – GSE’s	66,582	—	66,582	—

Corporate Bonds	2,250	—	2,250	—

Municipal bonds	89,015	—	89,015	—

Total investment available for sale	$208,648	$—	$208,648	$—

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
December 31, 2020	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
U.S. government agencies – GSE’s	$50,232	$—	$50,232	$—

Mortgage-backed securities – GSE’s	48,931	—	48,931	—

Corporate Bonds	2,350	—	2,350	—

Municipal bonds	92,979	—	92,979	—

Total investment available for sale	$194,492	$—	$194,492	$—

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve in the allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2021 and December 31, 2020, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At March 31, 2021, the discounts used are weighted between 3% and 20%. There were no transfers between levels from the prior reporting periods, and there have been no changes in valuation techniques for the three months ended March 31, 2021.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value of the real estate collateral less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate is the discount applied to appraised values to account for expected liquidation and selling costs. At March 31, 2021, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three months ended March 31, 2021.

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. Gains or losses on sales of loans are recognized when control over these assets is surrendered and such gains or losses are included in mortgage banking income in the consolidated statements of income.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Asset Category - March 31, 2021	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Impaired loans	$6,095	$—	$—	$6,095
Foreclosed real estate	1,968	—	—	1,968
Total	$8,063	$—	$—	$8,063

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Asset Category - December 31, 2020	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Impaired loans	$6,790	$—	$—	$6,790
Foreclosed real estate	2,172	—	—	2,172
Total	$8,962	$—	$—	$8,962

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Financial assets:
Cash and due from banks	$22,533	$22,533	$22,533	$—	$—
Certificates of deposit	250	250	250	—	—
Interest-earning deposits in other banks	133,884	133,884	133,884	—	—
Federal funds sold	4,966	4,966	4,966	—	—
Investment securities available for sale	208,648	208,648	—	208,648	—
Loans held for sale	3,953	3,953	—	3,953	—
Loans, net	1,329,129	1,332,310	—	—	1,332,310
Accrued interest receivable	4,991	4,991	—	4,991	—
Stock in the FHLB	862	862	—	—	862
Other non-marketable securities	655	655	—	—	655

Financial liabilities:
Deposits	$1,582,637	$1,584,959	$—	$—	$1,584,959
Long-term debt	12,372	10,801	—	10,801	—
Accrued interest payable	206	206	—	206	—

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Financial assets:
Cash and due from banks	$23,324	$23,324	$23,324	$—	$—
Interest-earning deposits in other banks	87,399	87,399	87,399	—	—
Federal funds sold	5,364	5,364	5,364	—	—
Investment securities available for sale	194,492	194,492	—	194,492	—
Loans held for sale	2,064	2,064	—	2,064	—
Loans, net	1,290,276	1,294,552	—	—	1,294,552
Accrued interest receivable	5,110	5,110	—	5,110	—
Stock in the FHLB	1,147	1,147	—	—	1,147
Other non-marketable securities	709	709	—	—	709

Financial liabilities:
Deposits	$1,485,817	$1,489,220	$—	$—	$1,489,220
Long-term debt	12,372	9,965	—	9,965	—
Accrued interest payable	246	246	—	246	—

NOTE E - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale (“AFS”) investments, with gross unrealized gains and losses as of March 31, 2021, follow:

	March 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$53,387	$215	$(2,801)	$50,801
Mortgage-backed securities – GSE’s	67,058	1,076	(1,552)	66,582
Corporate bonds	2,247	3	—	2,250
Municipal bonds	91,561	372	(2,918)	89,015

Total	$214,253	$1,666	$(7,271)	$208,648

As of March 31, 2021, accumulated other comprehensive income included net unrealized losses totaling $5.6 million. Deferred tax assets resulting from these net unrealized losses totaled $1.3 million.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of “AFS” investments, with gross unrealized gains and losses as of December 31, 2020, follow:

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$50,304	$270	$(342)	$50,232
Mortgage-backed securities – GSE’s	47,658	1,320	(47)	48,931
Corporate bonds	2,343	7	—	2,350
Municipal bonds	91,635	1,417	(73)	92,979

Total	$191,940	$3,014	$(462)	$194,492

As of December 31, 2020, accumulated other comprehensive income included net unrealized gains totaling $2.6 million. Deferred tax liabilities resulting from these net unrealized gains totaled $587,000.

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	March 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	(dollars in thousands)
Securities available for sale:
Due within one year	$528	$12	$—	$540
Due after one but within five years	21,555	971	(52)	22,474
Due after five but within ten years	36,843	101	(1,520)	35,424
Due after ten years	155,327	582	(5,699)	150,210
	$214,253	$1,666	$(7,271)	$208,648

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	(dollars in thousands)
Securities available for sale:
Due within one year	$3,153	$13	$(1)	$3,165
Due after one but within five years	24,515	1,140	(2)	25,653
Due after five but within ten years	22,615	99	(91)	22,623
Due after ten years	141,657	1,762	(368)	143,051
	$191,940	$3,014	$(462)	$194,492

Securities with a carrying value of $81.3 million and $68.4 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

None of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations.  The Company has the intent and ability to hold these securities to recovery.  No other than temporary impairments were identified for these investments having unrealized losses for the periods ended March 31, 2021 and December 31, 2020. The Company has not incurred any losses related to securities sales in the first three months of 2021 or during the year ended December 31, 2020.

The following tables show the gross unrealized losses and fair value of the Company’s investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020.

	March 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$43,701	$(2,800)	$217	$(1)	$43,918	$(2,801)
Mortgage-backed securities–GSE’s	38,761	(1,552)	—	—	38,761	(1,552)
Corporate bonds	—	—	—	—	—	—
Municipal bonds	71,241	(2,918)	—	—	71,241	(2,918)
Total temporarily impaired securities	$153,703	$(7,270)	$217	$(1)	$153,920	$(7,271)

At March 31, 2021, the Company had one security with an unrealized loss for more than twelve months of $1,000 which consisted of one U.S. government agency-GSE bond.  Eighty-six securities had unrealized losses for less than twelve months totaling $7.3 million at March 31, 2021, which consisted of fifty-seven municipal bonds, thirteen U.S. government agencies - GSEs and sixteen mortgage-backed - GSE bonds. All unrealized losses are attributable to the general trend of interest rates.

	December 31, 2020
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

At December 31, 2020, the Company had one mortgage-backed GSE and two U.S Government agency – GSE’s with an unrealized loss for twelve or more consecutive months totaling $3,000. The Company had thirty securities with a loss for twelve months or less at December 31, 2020. Eleven U.S. government agency GSE’s, twelve municipal bonds and seven mortgage-backed GSE’s had unrealized losses for less than twelve months totaling $459,000 at December 31, 2020. All unrealized losses are attributable to the general trend of interest rates.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS

Following is a summary of the composition of the Company’s loan portfolio at March 31, 2021 and December 31, 2020:

	March 31,		December 31,
	2021		2020
		Percent		Percent
	Amount	of total	Amount	of total

	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$185,652	13.83%	$194,031	14.88%
Commercial real estate	695,702	51.83%	608,482	46.65%
Multi-family residential	86,159	6.42%	82,508	6.32%
Construction	203,212	15.14%	236,735	18.15%
Home equity lines of credit (“HELOC”)	56,247	4.19%	53,806	4.12%

Total real estate loans	1,226,972	91.41%	1,175,562	90.12%

Other loans:
Commercial and industrial	116,104	8.65%	125,700	9.64%
Loans to individuals	4,478	0.33%	6,629	0.04%
Overdrafts	51	—%	493	0.51%
Total other loans	120,633	8.98%	132,822	10.19%

Gross loans	1,347,605		1,308,384
Less deferred loan origination fees, net	(5,289)	(.39)%	(4,000)	(.31)%
Total loans	1,342,316	100.00%	1,304,384	100.00%
Allowance for loan losses	(13,187)		(14,108)
Total loans, net	$1,329,129		$1,290,276

For PCI loans acquired from Legacy Select, Premara and First Citizens, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the acquisition and March 31, 2021 and December 31, 2020 were:

	March 31, 2021	December 31, 2020
Contractually required payments	$34,430	$37,241
Nonaccretable difference	3,593	3,586
Cash flows expected to be collected	30,837	33,655
Accretable yield	5,222	4,622
Carrying value	$25,615	$29,033

Loans are primarily secured by real estate located in the State of North Carolina, southeastern Virginia and northwestern South Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2021, the Company had pre-approved but unused lines of credit for customers totaling $364.3 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

The Bank originated 1,249 loans amounting to $97.0 million during 2020 under the Paycheck Protection Program (“PPP”) which are classified as commercial and industrial loans in the loan portfolio. During 2020 some of the PPP loans were forgiven and as of December 31, 2020 the Bank had $55.5 million outstanding.  In the first quarter of 2021 an additional 441 PPP loans were originated amounting to $35.6 million.  A total of $39.9 million of PPP loans were forgiven in the first quarter of 2021.  As of March 31, 2021 the Bank has 653 PPP loans outstanding amounting to $51.2 million.  The PPP loan program is sponsored by the U.S. Small Business Administration (the “SBA”) primarily to facilitate the continuation of paychecks to employees of businesses impacted by the COVID-19 pandemic.  These loans are guaranteed by the SBA and can be forgiven and paid off by the SBA if all conditions of the program are met.  Loans that do not meet the conditions of the PPP loan program could result in the Bank incurring a charge-off.  The extent of this potential loss to the Bank is not known since the conditions of the program have changed and are subject to future changes.

During the last twelve months the Bank granted 419 COVID-19 deferrals amounting to $219.6 million.  At March 31, 2021 the Bank had 18 loans under COVID-19 deferrals amounting to $16.8 million which are set to expire within the next 90 days.

A floating lien of $87.9 million of loans was pledged to the FHLB to secure borrowings at March 31, 2021.

The following tables present an age analysis of past due loans, segregated by class of loans as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past	Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

	(dollars in thousands)
Commercial and industrial	$98	$2	$976	$3,144	$4,220	$111,884	$116,104
Construction	174	—	—	492	666	202,546	203,212
Multi-family residential	34	—	—	—	34	86,125	86,159
Commercial real estate	68	—	—	1,477	1,545	694,157	695,702
Loans to individuals & overdrafts	11	—	—	145	156	4,373	4,529
1‑to‑4 family residential	1,298	49	697	746	2,790	182,862	185,652
HELOC	42	—	—	91	133	56,114	56,247
Deferred loan (fees) cost, net	—	—	—	—	—	—	(5,289)

	$1,725	$51	$1,673	$6,095	$9,544	$1,338,061	$1,342,316

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2020
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

	(dollars in thousands)

Commercial and industrial	$11	$1,003	$2	$3,601	$4,617	$121,083	$125,700
Construction	8	—	—	154	162	236,573	236,735
Multi-family residential	—	1,533	—	—	1,533	80,975	82,508
Commercial real estate	1,880	—	9	2,008	3,897	604,585	608,482
Loans to individuals & overdrafts	10	—	—	145	155	6,967	7,122
1‑to‑4 family residential	700	—	760	655	2,115	191,916	194,031
HELOC	67	—	31	227	325	53,481	53,806
Deferred loan (fees) cost, net	—	—	—	—	—	—	(4,000)

	$2,676	$2,536	$802	$6,790	$12,804	$1,295,580	$1,304,384

Impaired Loans

The following tables present information on loans that were considered to be impaired as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021			Three Months Ended
		Contractual		March 31, 2021
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans

	(dollars in thousands)
2021 :
With no related allowance recorded:
Commercial and industrial	$2,164	$2,164	$—	$2,375	$12
Construction	590	659	—	421	4
Commercial real estate	4,611	4,611	—	4,646	57
Loans to individuals & overdrafts	196	196	—	197	—
Multi-family residential	—	—	—	—	—
HELOC	370	370	—	376	7
1‑to‑4 family residential	305	305	—	247	4

Subtotal:	8,236	8,305	—	8,262	84
With an allowance recorded:
Commercial and industrial	1,684	1,884	876	1,485	7
Construction	—	—	—	—	—
Commercial real estate	349	349	237	348	3
Loans to individuals & overdrafts	—	—	—	—	—
Multi-family Residential	—	—	—	—	—
HELOC	65	65	3	65	1
1‑to‑4 family residential	13	13	9	14	—
Subtotal:	2,111	2,311	1,125	1,912	11
Totals:
Commercial	9,398	9,667	1,113	9,275	83
Consumer	196	196	—	197	—
Residential	753	753	12	702	12

Grand Total:	$10,347	$10,616	$1,125	$10,174	$95

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans at March 31, 2021 were approximately $10.3 million and were composed of $6.1 million in non-accrual loans and $4.2 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $2.1 million in impaired loans had specific allowances provided for them while the remaining $8.2 million had no specific allowances recorded at March 31, 2021. Of the $8.2 million with no allowance recorded, $699,000 of those loans have had partial charge-offs recorded.

	As of December 31, 2020			Three Months Ended
		Contractual		March 31, 2020
		Unpaid	Related	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans

	(dollars in thousands)
2020 :
With no related allowance recorded:
Commercial and industrial	$2,231	$2,525	$—	$3,684	$44
Construction	252	440	—	438	5
Commercial real estate	5,090	5,426	—	5,504	65
Loans to individuals & overdrafts	250	287	—	99	—
Multi-family residential	—	—	—	269	11
HELOC	383	478	—	734	12
1‑to‑4 family residential	206	259	—	1,735	12
Subtotal:	8,412	9,415	—	12,463	149
With an allowance recorded:
Commercial and industrial	1,641	1,918	419	1,037	—
Construction	—	—	—	70	—
Commercial real estate	415	415	323	—	—
Loans to individuals & overdrafts	—	—	—	—	—
Multi-family Residential	—	—	—	—	—
HELOC	82	83	7	—	—
1‑to‑4 family residential	14	16	9	71	10
Subtotal:	2,152	2,432	758	1,178	10
Totals:
Commercial	9,629	10,724	742	10,832	114
Consumer	250	287	—	269	11
Residential	685	836	16	2,540	34
Grand Total:	$10,564	$11,847	$758	$13,641	$159

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	loans	Investments	Investments	loans	Investments	Investments

	(dollars in thousands)			(dollars in thousands)
Extended payment terms:
1-to-4 family residential	2	$339	$325	6	$797	$537
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	1	157	13
HELOC	—	—	—	2	240	232
Commercial & industrial	2	146	139	4	1,091	1,083
Loans to individuals	—	—	—	1	14	9

Total	4	$485	$464	14	$2,299	$1,874

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default during that period together with concessions made by loan class during the twelve month periods ended March 31, 2021 and 2020:

	Twelve months ended		Twelve months ended
	March 31, 2021		March 31, 2020
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment

	(dollars in thousands)		(dollars in thousands)
Extended payment terms:
Commercial and industrial	5	$1,318	3	$2,209
Construction	1	111	—	—
1-to-4 family residential	3	178	—	—

Total	9	$1,607	3	$2,209

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2021, the Bank had thirty-four loans with an aggregate balance of $5.9 million that were considered to be troubled debt restructurings. Of those TDRs, eleven loans with a balance totaling $2.2 million were still accruing as of March 31, 2021. The remaining TDRs with balances totaling $3.7 million as of March 31, 2021 were in non-accrual status.

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of March 31, 2021 and December 31, 2020, respectively:

Total loans:

March 31, 2021
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
	(dollars in thousands)

Superior	$51,826	$—	$640	$—
Very good	959	335	3,650	—
Good	4,214	1,222	97,675	2,345
Acceptable	14,149	14,316	334,468	46,259
Acceptable with care	39,415	186,590	249,712	37,555
Special mention	1,524	257	5,833	—
Substandard	4,017	492	3,724	—
Doubtful	—	—	—	—
Loss	—	—	—	—
	$116,104	$203,212	$695,702	$86,159

Consumer Credit
Exposure By
Internally	1‑to‑4 family
Assigned Grade	residential	HELOC

Pass	$183,044	$55,372
Special mention	780	223
Substandard	1,828	652
	$185,652	$56,247

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$4,318
Special mention	211
$4,529

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table documents changes to the amount of the accretable yield on PCI loans for the last three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)

Accretable yield, beginning of period	$4,622	$3,191
Additions	—	—
Accretion	(399)	(280)
Reclassification from nonaccretable difference	263	32
Other changes, net	736	43
Accretable yield, end of period	$5,222	$2,986

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three-month periods ended March 31, 2021 and March 31, 2020, respectively (dollars in thousands):

	Three Months Ended March 31, 2021
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
2021	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Allowance for loan losses
Loans – excluding PCI
Balance, beginning of period 1/01/2021	$3,302	$2,334	$5,472	$1,365	$371	$109	$820	$13,773
Provision for (recovery of) loan losses	286	(630)	(705)	(334)	(45)	(55)	474	(1,009)
Loans charged-off	(197)	—	—	(8)	—	(10)	—	(215)
Recoveries	27	—	25	5	2	12	—	71
Balance, end of period 3/31/2021	$3,418	$1,704	$4,792	$1,028	$328	$56	$1,294	$12,620

PCI Loans
Balance, beginning of period 1/01/2021	$203	$31	$4	$85	$1	$—	$11	$335
Provision for (recovery of) loan losses	—	7	—	226	—	—	(1)	232
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period 3/31/2021	$203	$38	$4	$311	$1	$—	$10	$567

Total Loans
Balance, beginning of period 1/01/2021	$3,505	$2,365	$5,476	$1,450	$372	$109	$831	$14,108
Provision for (recovery of) loan losses	286	(623)	(705)	(108)	(45)	(55)	473	(777)
Loans charged-off	(197)	—	—	(8)	—	(10)	—	(215)
Recoveries	27	—	25	5	2	12	—	71
Balance, end of period 3/31/2021	$3,621	$1,742	$4,796	$1,339	$329	$56	$1,304	$13,187

Ending Balance: individually evaluated for impairment	$876	$—	$237	$9	$3	$—	$—	$1,125
Ending Balance: collectively evaluated for impairment	$2,745	$1,742	$4,559	$1,330	$326	$56	$1,304	$12,062

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$110,730	$201,736	$679,087	$175,495	$55,190	$4,265	$85,140	$1,311,643
Ending Balance: collectively evaluated for impairment PCI loans	$1,526	$886	$11,655	$9,839	$622	$68	$1,019	$25,615
Ending Balance: individually evaluated for impairment	$3,848	$590	$4,960	$318	$435	$196	$—	$10,347
Ending Balance	$116,104	$203,212	$695,702	$185,652	$56,247	$4,529	$86,159	$1,347,605

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2020
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
2020	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Allowance for loan losses
Loans – excluding PCI
Balance, beginning of period 12/01/2019	$1,127	$1,731	$2,837	$1,437	$329	$175	$419	$8,055
Provision for (recovery of) loan losses	717	394	720	267	69	(20)	127	2,274
Loans charged-off	(11)	—	—	—	—	(16)	—	(27)
Recoveries	1	—	1	10	—	4	—	16
Balance, end of period 3/31/2020	$1,834	$2,125	$3,558	$1,714	$398	$143	$546	$10,318

PCI Loans
Balance, beginning of period 12/01/2019	$178	$6	$14	$56	$—	$—	$15	$269
Provision for (recovery of) loan losses	21	1	—	(13)	—	—	(10)	(1)
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period 3/31/2020	$199	$7	$14	$43	$—	$—	$5	$268

Total Loans
Balance, beginning of period 12/01/2019	$1,305	$1,737	$2,851	$1,493	$329	$175	$434	$8,324
Provision for (recovery of) loan losses	738	395	720	254	69	(20)	117	2,273
Loans charged-off	(11)	—	—	—	—	(16)	—	(27)
Recoveries	1	—	1	10	—	4	—	16
Balance, end of period 3/31/2020	$2,033	$2,132	$3,572	$1,757	$398	$143	$551	$10,586

Ending Balance: individually evaluated for impairment	$601	$—	$96	$5	$—	$—	$—	$702
Ending Balance: collectively evaluated for impairment	$1,432	$2,132	$3,476	$1,752	$398	$143	$551	$9,884

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$67,312	$227,538	$453,592	$147,444	$43,017	$7,754	$69,845	$1,016,502
Ending Balance: collectively evaluated for impairment PCI loans	$1,099	$672	$5,669	$6,048	$49	$—	$886	$14,423
Ending Balance: individually evaluated for impairment	$3,816	$436	$5,065	$431	$750	$255	$—	$10,753

Ending Balance	$72,227	$228,646	$464,326	$153,923	$43,816	$8,009	$70,731	$1,041,678

NOTE G – LOANS HELD FOR SALE

The Company originates fixed and variable rate residential mortgage loans on a service-release basis in the secondary market. Loans closed but not yet settled with an investor are carried in loans held for sale portfolio.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

NOTE H – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned, or OREO, during the three months ended March 31, 2021 and 2020:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020

	(Dollars in thousands)

Beginning balance January 1	$2,172	$3,533
Sales proceeds	(874)	—
Write-downs and (loss) gain on sales	144	—
Transfers	526	204
Ending balance	$1,968	$3,737

At March 31, 2021 and 2020, the Company had $2.0 million and $3.7 million, respectively, of foreclosed real estate property in OREO. The Company had one loan with a recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure in the aggregate amount of $748,000 at March 31, 2021. At March 31, 2020, the Company had two loans with recorded investment in the amount of $428,000 in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure.

NOTE I – LEASES

The Company has operating leases for branches and certain equipment. The Company’s leases have remaining lease terms of 1 year to 15 years which may include options to extend the leases for up to 5 years per option period. The Company has some leases that are month to month or expire within 1 year that are not included below.

At March 31, 2021, the Company did not have any leases that had not yet commenced for which we had created a right-of-use asset and a lease liability. For the operating leases the Company has elected the practical expedient of not separating lease components from non-lease components and instead to account for each separate lease component and the non-lease components associated with that lease as a single lease component. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the lease agreements include periodic rate adjustments for inflation.

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

The components of lease expense were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Operating lease cost	315	308

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$315	$308

Right-of-use assets obtained in exchange for lease obligations:

Operating leases	8,358	8,414

The following table presents the remaining weighted average lease terms and discount rates as of March 31, 2020 and 2019 :

	March 31, 2021		March 31, 2020
Weighted Average Remaining Lease Term Operating Leases	11.6	years	6.7	years

Weighted Average Discount Rate Operating Leases	6.0%		6.0%

Maturities of lease liabilities were as follows:

Operating
(In thousands)	Leases
Year Ending December 31,
2021	$563
2022	816
2023	796
2024	769
2025	842
Thereafter	5,562
Lease payments	9,348
Amounts representing interest	(582)
Present Value of Net Future Minimum Lease Payments	$8,766

NOTE J – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events through the date and time the financial statements were issued and has determined there are no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Select Bancorp, Inc. (the “Company”). This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by, and information currently available to us. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results, performance or achievements may differ materially from the results expressed or implied by our forward-looking statements. Factors that could influence actual results, performance or achievements include, among other things: the impact of the novel coronavirus and the associated COVID-19 disease pandemic on the business, financial condition and results of operations of the Company and its customers; changes in national, regional and local market conditions; changes in legislative and regulatory conditions; changes in the interest rate environment; breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats; and adverse changes in credit quality trends.

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

The Company was formerly known as New Century Bancorp, Inc. On July 25, 2014, New Century Bancorp, Inc. acquired Select Bancorp, Inc. (“Legacy Select”) by merger. The combined company is now known as Select Bancorp, Inc., which we refer to in this report as the Company. Legacy Select was a bank holding company headquartered in Greenville, North Carolina, whose wholly owned subsidiary, Select Bank & Trust Company, was a state-chartered commercial bank with approximately $276.9 million in assets. The merger expanded the Company’s North Carolina presence with the addition of six branches located in Greenville (two), Elizabeth City, Washington, Gibsonville, and Burlington. During 2015, the Gibsonville and Burlington branches were combined into a new location in Burlington. On December 15, 2017, the Company acquired Premara Financial, Inc. and its banking subsidiary Carolina Premier Bank (“Carolina Premier”) headquartered in Charlotte, North Carolina.  At the time of the acquisition, Carolina Premier had approximately $279 million in assets and four full-service offices, including a presence in upstate South Carolina. The Bank acquired three branches located in the cities of Sylva, Franklin and Highlands, North Carolina on April 17, 2020.  The acquisition of these branches, which were acquired from First-Citizens Bank & Trust Company, Raleigh, North Carolina, added approximately $103 million in loans and $185 million in deposits as of the acquisition date.

Comparison of Financial Condition at

March 31, 2021 and December 31, 2020

During the first three months of 2021, total assets increased by $102.3 million to $1.8 billion as of March 31, 2021. The increase in assets was due primarily to loan growth and the increase in cash on hand and investments. Earning assets at March 31, 2021 totaled $1.7 billion and consisted of $1.3 billion in net loans, $208.6 million in investment securities, $134.1 million in cash, overnight investments and interest-bearing deposits in other banks, $5.0 million in federal funds sold and $1.5 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the first quarter of 2021 were $1.6 billion and $212.5 million, respectively.

Since the end of 2020, gross loans have increased by $37.9 million to $1.3 billion as of March 31, 2021. The increase in gross loans was due primarily to normal customer demand and the PPP loan program. At March 31, 2021, gross loans consisted of $116.1 million in commercial and industrial loans (which includes 654 PPP loans in the amount of $51.2 million), $695.7 million in commercial real estate loans, $86.2 million in multi-family residential loans, $4.5 million in consumer loans, $185.7 million in residential real estate loans, $56.2 million in HELOCs, and $203.2 million in construction loans. Deferred loan fees, net of costs, on these loans were $5.3 million (which includes $2.1 million in net fees related to PPP loans) at March 31, 2021.

At March 31, 2021 the Company held $5.0 million in federal funds sold compared to $5.4 million in federal funds sold at December 31, 2020. Interest-earning deposits in other banks were $133.9 million at March 31, 2021, a $46.5 million increase from December 31, 2020. The Company’s investment securities at March 31, 2021 were $208.6 million, an increase of $14.2 million from December 31, 2020. The investment portfolio as of March 31, 2021 consisted of $50.8 million in government agency debt securities, $66.6 million in mortgage-backed securities, $2.2 million in corporate bonds and $89.0 million in municipal securities. The net unrealized loss on these securities was $5.6 million as of March 31, 2021.

At March 31, 2021, the Company had an investment of $862,000 in Federal Home Loan Bank (“FHLB”) stock, which decreased by $285,000 from December 31, 2020. Also, the Company had $655,000 in other non-marketable securities at March 31, 2021 compared to $709,000 at December 31, 2020.

At March 31, 2021, non-earning assets were $119.4 million, an increase of $1.2 milllion from $118.2 million as of December 31, 2020. Non-earning assets included $22.5 million in cash and due from banks, bank premises and equipment of $20.2 million, goodwill of $42.9 million, core deposit intangible of $1.4 million, accrued interest receivable of $5.0 million, right of use lease asset of $8.4 million, foreclosed real estate of $2.0 million, and other assets totaling $17.1 million, including net deferred taxes of $5.1 million. Since the income on bank-owned life insurance is included in non-interest income, this asset is not included in the Company’s calculation of earning assets. The increase in non-earning assets was due primarily to the increase in cash and due from banks.

Total deposits at March 31, 2021 were $1.6 billion and consisted of $448.8 million in non-interest-bearing demand deposits, $708.2 million in money market and negotiable order of withdrawal, or NOW, accounts, $55.2 million in savings accounts, and $370.4 million in time deposits. Total deposits increased by $96.8 million from $1.5 billion as of December 31, 2020, due primarily to the federal stimulus programs and deposits related to the PPP loan program. The Bank had $1.6 million in brokered demand deposits and $1.6 million in brokered time deposits as of March 31, 2021. The Bank had $1.8 million in brokered demand deposits and $1.7 million in brokered time deposits as of December 31, 2020.

As of March 31, 2021, the Company had no FHLB borrowings, and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at March 31, 2021 was $212.5 million, a decrease of $3.1 million from $215.4 million as of December 31, 2020. Accumulated other comprehensive loss relating to available for sale securities increased by $6.3 million during the three months ended March 31, 2021. The decrease in shareholders’ equity was offset by net income of $6.3 million and $64,000 from the exercise of stock options. Also, contributing to the decrease in equity were stock repurchases totaling $3.2 million.

Past Due Loans, Non-performing Assets, and Asset Quality

At March 31, 2021, the Company had $1.8 million in loans that were 30 to 89 days past due, of which $51,000 in loans were 60 to 89 days past due. This $1.8 million represented 0.13% of gross loans outstanding on that date. This is a decrease from December 31, 2020 when there were $5.2 million in loans that were 30-89 days past due, of which $2.5 million in loans were 60 to 89 days past due.  This $5.2 million repesented 0.40% of gross loans outstanding at December 31, 2020. Non-accrual loans decreased from $6.8 million at December 31, 2020 to $6.1 million at March 31, 2021.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased from 1.10% at December 31, 2020 to 0.98% at March 31, 2021. The Company had a decrease of $695,000 in non-accruals from $6.8 million at December 31, 2020 and a decrease in accruing troubled debt restructurings, or TDRs, from $7.5 million at December 31, 2020 to $7.1 million as of March 31, 2021. Of the non-accrual loans as of March 31, 2021, one commercial real estate loan totaled $1.5 million, three construction loans totaled $493,000, eleven commercial loans totaled $3.1 million, four HELOC loans totaled $91,000, eight 1-to-4 family residential loans totaled $746,000 and consumer loans made up the remaining balance.

At March 31, 2021, the Bank had fifty-one loans totaling $11.4 million that were considered to be troubled debt restructurings, or TDRs. Thirty-four of these loans totaling $7.1 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	March 31,	December 31,
	2021	2020

Non-accrual loans	$6,095	$6,790
Accruing TDRs	2,217	7,506
Total non-performing loans	8,312	14,296
Foreclosed real estate	1,968	2,172
Total non-performing assets	$10,280	$16,468

Accruing loans past due 90 days or more	$1,673	$802
Allowance for loan losses	$13,187	$14,108

Non-performing loans to period end loans	0.62%	1.10%
Non-performing loans and accruing loans past due 90 days or more to period end loans	0.74%	1.16%
Allowance for loan losses to period end loans	0.98%	1.08%
Allowance for loan losses to non-performing loans	159%	99%
Allowance for loan losses to non-performing assets	128%	86%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	110%	82%
Non-performing assets to total assets	0.56%	0.95%
Non-performing assets and accruing loans past due 90 days or more to total assets	0.65%	1.00%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at March 31, 2021 and December 31, 2020 were $10.3 million and $16.5 million, respectively. The allowance for loan losses at March 31, 2021 represented 128% of non-performing assets compared to 86% at December 31, 2020.

Total impaired loans at March 31, 2021 were $10.3 million. This included $6.1 million in loans that were classified as impaired because they were in non-accrual status and $4.2 million in accruing loans. Of these loans, $2.1 million required a specific reserve of $1.1 million at March 31, 2021.

Total impaired loans at December 31, 2020 were $10.6 million. This included $6.8 million in loans that were classified as impaired because they were in non-accrual status and $3.8 million in accruing TDRs. Of these loans, $2.2 million required a specific reserve of $758,000 at December 31, 2020.

The allowance for loan losses was $13.2 million at March 31, 2021 or 0.98% of gross loans outstanding as compared to 1.08% reported as a percentage of gross loans at December 31, 2020. This decrease resulted primarily from changes in loans requiring a specific reserve plus a reduction in qualitative factors related to COVID-19 and economic performance indicators. The loans acquired from Legacy Select, Carolina Premier and First Citizens Bank were recorded at estimated fair value as of the acquisition date; the related credit risk is reflected as a fair value adjustment rather than separately in the allowance for loan losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of the allowance for loan losses to gross loans. The allowance for loan losses at March 31, 2021 represented 100% of non-performing loans compared to 99% at December 31, 2020. It is management’s assessment that the allowance for loan losses as of March 31, 2021 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future. The current economic and business disruptions in the Bank’s markets, and in the national and global markets have improved compared to a year ago but are still influenced by some deteriorated economic factors that have not returned to pre-recession levels.  State, local, and national governing bodies continue to attempt to address the public health emergency caused by COVID-19. Management expects the Company’s customers, including its borrowers, will continue to experience the financial impacts of COVID-19 over the balance of the 2021 fiscal year. Depending on the length of financial impact and the effectiveness of the various governmental programs put in place to stabilize economic conditions, the Company’s management would expect to see continued volatility in the Company’s allowance for loan losses and related provision expense during the remainder of 2021. The Coronavirus Aid, Relieft, and Econnomic Security Act, or the CARES Act, provided an opportunity for loan customers to request a temporary modification of the payment terms on their loans granting the customer time to address cashflow issues.  The Bank entered into modifications on 512 loans amounting to $302.5 million of which 18 loans totaling $16.8 million remained on modification as of March 31, 2021.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
				More
	1 Year	Over 1 to	Over 3 to	Than
	or Less	3 Years	5 Years	5 years	Total

(dollars in thousands)	(dollars in thousands)
Time deposits	$305,492	$57,233	$7,617	$104	$370,446
Long-term debt	—	—	—	12,372	12,372
Operating leases	516	1,493	1,504	5,253	8,766
Total contractual obligations	$306,008	$58,726	$9,121	$17,729	$391,584

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

At March 31, 2021 and December 31, 2020, the Company had $31.5 million and $27.7 million in non-1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At March 31, 2021 and December 31, 2020, the Company had $7.3 million and $10.0 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 21.6% and 23.2% of total risk-based capital as of March 31, 2021 and December 31, 2020, which is less than the 100% maximum allowed. These loans may represent more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 40% of risk-based capital for any single product line.

At March 31, 2021, the Company had six product type groups which exceeded this guideline: Office Building, which represented 59% of risk-based capital or $106.7 million; Commercial Construction, which represented 76% of risk-based capital or $136.5 million; 1-to-4 Family Rental property, which represented 62% of risk-based capital or $111.3 million; Strip Center property, which represented 50% of risk-based capital or $89.5 million; Retail property, which represented 48% of risk-based capital or $86.9 million; and Apartment Complex/Multi-Family, which represented 47% of risk-based capital or $83.9 million. All other commercial real estate groups were at or below the 40% threshold. The internal guideline levels heighten the level of Company monitoring of such loans in underwriting and ongoing servicing activities.

At December 31, 2020, the Company had three product types that exceeded the 40% guideline. The following product types were in excess of the 40% guidelines at such date: apartments, commercial construction and office buildings. All other commercial and residential real estate product types were under the 40% threshold as of such date.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of March 31, 2021 and December 31, 2020.

Acquisition, Development and Construction Loans

(dollars in thousands)

	March 31, 2021			December 31, 2020
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total
Total ADC loans	$164,023	$39,189	$203,212	$195,649	$41,086	$236,735
Average Loan Size	$233	$502		$288	$595
Percentage of total loans	12.22%	2.92%	15.14%	15.00%	3.15%	18.15%
Non-accrual loans	$493	$—	$493	$154	$—	$154

Management monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at March 31, 2021 and December 31, 2020.

	March 31, 2021				December 31, 2020
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent

	(dollars in thousands)
Harnett County	$8,960	4.41%	$4,372	7.78%	$9,515	4.02%	$4,672	8.68%
Alamance County	305	0.15%	829	1.47%	536	0.23%	920	1.71%
Brunswick County	11,815	5.81%	1,433	2.55%	14,173	5.99%	1,506	2.80%
Carteret County	4,753	2.34%	2,480	4.41%	5,219	2.20%	2,606	4.84%
Cherokee County (SC)	—	—%	20	0.04%	—	—%	22	0.04%
Cumberland County	15,878	7.81%	2,749	4.89%	24,261	10.25%	2,667	4.96%
Durham County	657	0.32%	974	1.73%	541	0.23%	554	1.03%
Forsyth County	7,327	3.61%	53	0.09%	5,055	2.14%	82	0.15%
Jackson County	2,526	1.24%	2,034	3.62%	3,295	1.39%	2,204	4.10%
Macon County	5,843	2.88%	4,838	8.60%	9,454	3.99%	5,160	9.59%
Mecklenburg County	22,098	10.87%	4,464	7.94%	23,788	10.05%	4,360	8.10%
New Hanover County	22,164	10.91%	4,185	7.44%	25,608	10.82%	3,416	6.35%
Pasquotank County	3,830	1.88%	1,182	2.10%	3,148	1.33%	1,241	2.31%
Pitt County	15,670	7.71%	3,511	6.24%	17,154	7.25%	3,733	6.94%
Robeson County	30	0.01%	3,006	5.34%	33	0.01%	2,966	5.51%
Sampson County	377	0.19%	1,673	2.97%	295	0.12%	1,830	3.40%
Virginia Beach County (VA)	3,938	1.94%	1,113	1.98%	3,648	1.54%	795	1.48%
Wake County	18,978	9.34%	4,055	7.21%	23,514	9.93%	2,694	5.01%
Wayne County	913	0.45%	2,285	4.06%	2,426	1.03%	2,962	5.50%
Wilson County	760	0.37%	118	0.21%	1,112	0.47%	130	0.24%
York County (SC)	2,794	1.38%	1,034	1.84%	2,538	1.07%	1,253	2.33%
All other locations	53,596	26.38%	9,839	17.49%	61,422	25.94%	8,033	14.93%
		—
Total	$203,212	100.00%	$56,247	100.00%	$236,735	100.00%	$53,806	100.00%

Interest-Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest-only payment terms. At March 31, 2021, the Company had $337.7 million in loans that had terms permitting interest-only payments. This represented 25.2% of the total loan portfolio. At December 31, 2020, the Company had $312.2 million in loans that had terms permitting interest-only payments. This represented 23.94% of the total loan portfolio. Recognizing the risk inherent with interest-only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest-only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $115.3 million, or 8.6% of total loans, at March 31, 2021 compared to $104.6 million, or 10.1% of total loans, at December 31, 2020. The Company’s ten largest customer relationships totaled $171.2 million, or 12.8% of total loans, at March 31, 2021 compared to $158.1 million, or 15.3% of total loans, at December 31, 2020. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended March 31, 2021 and 2020

General. During the first quarter of 2021, the Company reported net income of $6.3 million as compared with net income of $1.1 million for the first quarter of 2020. Net income per common share for the first quarter of 2021 was $0.36 basic and diluted, compared with net income per common share of $0.06 basic and diluted, for the first quarter of 2020. Results of operations for the first quarter of 2021 were primarily impacted by an increase of $4.5 million in net interest income and an increase in non-interest expense of $238,000. The increase in non-interest expense of $949,000 was primarily related to increases in personnel expense of $500,000, deposit insurance expense of $392,000, occupancy expenses of $59,000, professional fees of $90,000, other expenses of $112,000, and which were offset by foreclosure related expenses of $140,000, and a decrease in merger-related expenses of $39,000. The Company recorded a recovery of provision for loan losses of $777,000 for the first quarter of 2021 compared to a provision of $2.3 million in the first quarter of 2020.  The change in the provision expense had a significant impact on the net income reported for the 2021 first quarter as compared to the comparative period in 2020.

Net Interest Income. Net interest income increased by $4.5 million for the first quarter of 2021 from the first quarter of 2020. The Company’s total interest income was affected by an increase in earning loans and investments, which was offset by a reduction of earnings on federal funds sold.  Average total interest-earning assets were $1.6 billion in the first quarter of 2021 compared with $1.1 billion during the same period in 2020, while the average yield on those assets decreased 44 basis points from 4.98% to 4.54%, which was primarily due to the reduction of interest rates on loans due to reduced rates on overnight interest earning assets and reduced yield on investment securities.

The Company’s average interest-bearing liabilities increased by $325.1 million to $1.1 billion for the quarter ended March 31, 2021 from $788.4 million for the same period one year earlier and the cost of those funds decreased from 1.39% to 0.75%, or 64 basis points. The increase in interest-bearing liabilities was a primary result of increased savings, money market and time deposits from the acquisition of three branches, deposits from PPP loans and general organic growth that is offset by a reduction in wholesale deposits. During the first quarter of 2021, the Company’s net interest margin was 4.02% and net interest spread was 3.79%. In the same quarter ended one year earlier, net interest margin was 4.03% and net interest spread was 3.59%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company uses loss history based on the weighted average net charge off history for the most recent twelve consecutive quarters, based on the risk-graded pool to which the loss was assigned. Then, using the look-back period, loss factors are calculated for each risk-graded pool. During the first quarter of 2021, the Company recorded a recovery of provision for loan losses of $777,000, as compared to a provision of $2.3 million that was recorded in the first quarter of 2020 that was primarily influenced by improved qualitative factors compared to prior periods that are associated with the computation of allowance for loan losses.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2021 was $1.7 million, an increase of $238,000 from the first quarter of 2020. Service charges on deposit accounts decreased $82,000 to $256,000 for the quarter ended March 31, 2021 from $338,000 for the same period in 2020. Other non-deposit fees and income increased $128,000 from the first quarter of 2020 to the first quarter of 2021. Fees from the sale of mortgages and SBA loans increased from $192,000 for the quarter ended March 31, 2020 to $485,000 for the first quarter of 2021 due to increased volume. The Company did not have any sales of investment securities during the three months ended March 31, 2021 and 2020.

Non-Interest Expenses. Non-interest expenses increased by $949,000 to $10.2 million for the quarter ended March 31, 2021, from $9.2 million for the same period in 2020. In general, most categories of non-interest expenses increased primarily due to changes in the Company’s branch network and the acquisition of the branches in western North Carolina. The following are highlights of the significant categories of non-interest expenses during the first quarter of 2021 versus the same period in 2020:

●	Personnel expenses increased $500,000 to $6.1 million, due to additional personnel and cost of living increases.
●	Occupancy expenses increased $59,000, primarily due to the increase in number of branches.
●	Integration-related expenses decreased $39,000.
●	CDI expense decreased $28,000 due to amortization.

●	Other expenses increased by $112,000 due to increased expenses related to the new mobile banking platform, increase in customer accounts and increase in number of branches.
●	Professional fees increased by $90,000 to $462,000.
●	Deposit insurance expenses increased by $392,000 due to increased asset base.

Provision for Income Taxes. The Company’s effective tax rate was 22.6% and 20.2% for the quarters ended March 31, 2021 and 2020, respectively.

As of March 31, 2021 and December, 31, 2020, the Company had a net deferred tax asset in the amount of $5.1 million and $3.2 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including, among other things, recent earnings trends, projected earnings, and asset quality. As of March 31, 2021 and December 31, 2020, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

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

	For the quarter ended			For the quarter ended
	March 31, 2021			March 31, 2020
	(dollars in thousands)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate

INTEREST-EARNING ASSETS:
Loans, gross of allowance	$1,310,267	$17,069	5.28%	$1,020,630	$13,600	5.36%
Investment securities	201,077	969	1.95%	68,174	439	2.59%
Other interest-earning assets	102,619	25	0.10%	58,827	168	1.15%
Total interest-earning assets	1,613,963	18,063	4.54%	1,147,631	14,207	4.98%
Other assets	147,965			108,312
Total assets	$1,761,928			$1,255,943

INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$720,683	924	0.52%	$323,049	348	0.43%
Time deposits over $100,000	266,504	680	1.03%	303,087	1,499	1.99%
Other time deposits	113,909	358	1.27%	104,895	432	1.66%
Borrowings	12,372	87	2.85%	57,372	439	3.08%
Total interest-bearing liabilities	1,113,468	2,049	0.75%	788,403	2,718	1.39%
Non-interest-bearing deposits	415,516			241,131
Other liabilities	16,938			11,907
Shareholders’ equity	216,006			214,502
Total liabilities and shareholders’ equity	$1,761,928			$1,255,943
Net interest income/interest rate spread (taxable-equivalent basis)		$16,014	3.79%		$11,489	3.59%
Net interest margin (taxable-equivalent basis)			4.02%			4.03%
Ratio of interest-earning assets to interest-bearing liabilities	144.95%			145.56%
Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$16,014	4.01%		$11,489	4.02%
Less:
taxable-equivalent adjustment		(30)			(29)
Net Interest Income		$15,984			$11,460

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 20.2% of total assets at March 31, 2021 as compared to 18.0% as of December 31, 2020.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of March 31, 2021, the Company had existing credit lines with other financial institutions to purchase up to $243.4 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $87.9 million of qualifying loans is pledged to the FHLB to secure borrowings. At March 31, 2021, the Company had no FHLB advances outstanding. Another source of short-term borrowings available to the Bank is securities sold under agreements to repurchase. At March 31, 2021, total borrowings consisted of junior subordinated debentures of $12.4 million.

Total deposits were $1.6 billion at March 31, 2021. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate-sensitive. Time deposits represented 23.4% of total deposits at March 31, 2021. Time deposits of $250,000 or more represented 8.0% of the Company’s total deposits at March 31, 2021. At quarter-end, the Company had $1.6 million in brokered time deposits and $1.6 million in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. The Common Equity Tier 1 risk-based ratio does not include limited life components such as trust preferred securities in this calculation. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 11.60% at March 31, 2021.

As the following table indicates, at March 31, 2021, the Company and the Bank both exceeded minimum regulatory capital requirements as specified below.

	Actual	Minimum
	Ratio	Requirement

Select Bancorp, Inc.
Total risk-based capital ratio	13.31%	8.00%
Tier 1 risk-based capital ratio	12.43%	6.00%
Leverage ratio	10.74%	4.00%
Common equity Tier 1 risk-based capital ratio	11.62%	4.50%

	Actual	Minimum	Well-Capitalized
	Ratio	Requirement	Requirement

Select Bank & Trust
Total risk-based capital ratio	12.19%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.30%	6.00%	8.00%
Leverage ratio	9.76%	4.00%	5.00%
Common equity Tier 1 risk-based capital ratio	11.30%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of March 31, 2021.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of December 31, 2020.

	December 31, 2020
(Dollars in thousands)	Estimated Effect on NII	Estimated Effect on EVE
Immediate change in interest rates:
+ 4.0%	2.4%	1.1%
+ 3.0%	1.0	(0.2)
+ 2.0%	(0.5)	(1.4)
+ 1.0%	(1.0)	(0.3)
No change	—	—
- 1.0%	2.3	(3.5)

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the first quarter of 2021. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the first quarter of 2021 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently engaged in, nor are any of its properties subject to, any material legal proceedings. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it attempts to collect loans, enforce its security interest in loans, or other matters of similar nature.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Set forth in the table below is the Company’s repurchase activity during the three-month period ended March 31, 2021:

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet be
	of shares	price paid	publicly announced	purchased under the
Period	purchased(1)	per share	plans or programs(2)	plans or programs(2)
January 2021	75,000	$9.49	75,000	475,898
Beginning Date: 1/1
Ending Date: 1/31

February 2021	84,100	9.80	159,100	391,798
Beginning Date: 2/1
Ending Date: 2/28

March 2021	127,699	11.69	286,799	264,099
Beginning Date: 3/1
Ending Date: 3/31

(1)	Reflects the number of shares of the Company’s common stock repurchased during the referenced period under both publicly announced repurchase plans or programs and those made not pursuant to publicly announced plans or programs. All repurchases made during the quarterly period were made pursuant to publicly announced
(2)	On October 2, 2020, the Company announced that its board of directors had authorized a repurchase plan under which the Company may repurchase up to 875,000 shares of its common stock through open market purchases or privately negotiated transactions. The Compnay’s repurchase plan has no time limit.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the Three Months Months ended March 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the Three Months Months ended March 31, 2021 and 2020; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: March 7, 2021	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: March 7, 2021	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer