Form 10-Q
period 2021-06-30
SELECT BANCORP, INC.
filed 2021-08-06
CIK 1263762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

As of  August 3, 2021, the registrant had outstanding 17,229,504 shares of Common Stock, $1.00 par value per share.

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SELECT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31,
	(unaudited)	2020*

	(In thousands, except share
	and per share data)
ASSETS
Cash and due from banks	$25,110	$23,324
Interest-earning deposits in other banks	179,832	87,399
Certificates of deposit	250	—
Federal funds sold	2,731	5,364
Investment securities available for sale, at fair value	217,605	194,492
Loans held for sale	3,061	2,064
Loans	1,332,420	1,304,384
Allowance for loan losses	(12,658)	(14,108)
NET LOANS	1,319,762	1,290,276
Accrued interest receivable	4,844	5,110
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	862	1,147
Other non-marketable securities	655	709
Foreclosed real estate	1,675	2,172
Premises and equipment, net	19,899	20,587
Right of use lease asset	8,156	8,558
Bank owned life insurance	30,743	30,432
Goodwill	42,907	42,907
Core deposit intangible (“CDI”)	1,222	1,513
Other assets	15,496	13,991
TOTAL ASSETS	$1,874,810	$1,730,045
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$491,265	$395,916
Savings	59,243	51,843
Money market and NOW	714,234	649,677
Time	355,910	388,381
TOTAL DEPOSITS	1,620,652	1,485,817

Long-term debt	12,372	12,372
Lease liability	8,598	8,930
Accrued interest payable	154	246
Accrued expenses and other liabilities	11,551	7,312
TOTAL LIABILITIES	1,653,327	1,514,677
Shareholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized; no preferred shares were issued and outstanding at June 30, 2021 and December 31, 2020	—	—

Common stock, $1 par value, 50,000,000 shares authorized; 17,229,504 and 17,507,103 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	17,229	17,507
Additional paid-in capital	132,473	135,058
Retained earnings	72,789	60,838
Common stock issued to deferred compensation trust, at cost; 272,509 and 274,956 shares outstanding at June 30, 2021 and December 31, 2020, respectively	(2,449)	(2,416)
Directors’ Deferred Compensation Plan Rabbi Trust	2,449	2,416
Accumulated other comprehensive income (loss)	(1,008)	1,965
TOTAL SHAREHOLDERS’ EQUITY	221,483	215,368
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,874,810	$1,730,045

* Derived from audited consolidated financial statements.

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands, except share and per share data)		(In thousands, except share and per share data)
INTEREST INCOME
Loans	$16,700	$14,086	$33,735	$27,675
Federal funds sold and interest-earning deposits in other banks	41	33	66	201
Investments	977	381	1,897	802
TOTAL INTEREST INCOME	17,718	14,500	35,698	28,678

INTEREST EXPENSE
Money market, NOW and savings deposits	781	648	1,705	996
Time deposits	831	1,576	1,869	3,507
Short-term debt	16	141	32	228
Long-term debt	71	281	142	633
TOTAL INTEREST EXPENSE	1,699	2,646	3,748	5,364
NET INTEREST INCOME	16,019	11,854	31,950	23,314
PROVISION FOR (RECOVERY OF) LOAN LOSSES	(459)	1,933	(1,236)	4,206
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	16,478	9,921	33,186	19,108

NON-INTEREST INCOME
Service charges on deposit accounts	239	206	495	544
Fees from the sale of mortgages	268	235	556	420
Fees from the sale of SBA loans	163	120	360	228
Other fees and income	1,225	850	2,166	1,663
TOTAL NON-INTEREST INCOME	1,895	1,411	3,577	2,855
NON-INTEREST EXPENSE
Personnel	6,169	5,786	12,301	11,418
Occupancy and equipment	948	986	1,938	1,917
Deposit insurance	262	76	642	64
Professional fees	993	451	1,455	823
Core deposit intangible amortization	140	195	291	374
Merger/acquisition related expenses	—	709	—	748
Information systems	1,057	972	2,103	2,010
Foreclosure-related expenses	208	187	68	192
Other	1,244	1,140	2,419	2,203
TOTAL NON-INTEREST EXPENSE	11,021	10,502	21,217	19,749
INCOME BEFORE INCOME TAX	7,352	830	15,546	2,214
INCOME TAX	1,741	149	3,595	429
NET INCOME	5,611	681	11,951	1,785
Basic	$0.33	$0.04	$0.69	$0.10
Diluted	$0.32	$0.04	$0.69	$0.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,227,689	18,013,863	17,306,762	18,134,607
Diluted	17,277,578	18,030,136	17,343,057	18,157,992

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)

Net income	$5,611	$681	$11,951	$1,785

Other comprehensive income (loss):
Unrealized gains (loss) on investment securities-available for sale	4,296	252	(3,861)	983
Tax effect	(988)	(58)	888	(227)
Total	3,308	194	(2,973)	756

Total comprehensive income	$8,919	$875	$8,978	$2,541

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

								Common Stock
								Issued	Accumulated
					Additional			to Deferred	Other	Total
	Preferred Stock		Common Stock		paid-in	Retained	Deferred	Compensation	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Comp Plan	Trust	Income (loss)	Equity
Balance at December 31, 2020	—	$—	17,507,103	$17,507	$135,058	$60,838	$2,416	$(2,416)	$1,965	$215,368
Net income	—	—	—	—	—	6,340	—	—	—	6,340
Other comprehensive loss	—	—	—	—	—	—	—	—	(6,281)	(6,281)
Stock repurchases	—	—	(286,799)	(287)	(2,907)	—	—	—	—	(3,194)
Stock option exercises	—	—	6,800	7	57	—	—	—	—	64
Directors’ equity incentive plan, net	—	—	—	—	—	—	33	(33)	—	—
Stock-based compensation	—	—	—	—	192	—	—	—	—	192
Balance at March 31, 2021	—	$—	17,227,104	$17,227	$132,400	$67,178	$2,449	$(2,449)	$(4,316)	$212,489
Net income	—	—	—	—	—	5,611	—	—	—	5,611
Other comprehensive income	—	—	—	—	—	—	—	—	3,308	3,308
Stock option exercises	—	—	2,400	2	18	—	—	—	—	20
Stock-based compensation	—	—	—	—	55	—	—	—	—	55
Balance at June 30, 2021	—	$—	17,229,504	$17,229	$132,473	$72,789	$2,449	$(2,449)	$(1,008)	$221,483

								Common Stock
								Issued	Accumulated
					Additional			to Deferred	Other	Total
	Preferred Stock		Common Stock		paid-in	Retained	Deferred	Compensation	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Comp Plan	Trust	Income (loss)	Equity
Balance at December 31, 2019	—	$—	18,330,058	$18,330	$140,870	$52,675	$(2,815)	$2,815	$900	$212,775
Net income	—	—	—	—	—	1,104	—	—	—	1,104
Other comprehensive income	—	—	—	—	—	—	—	—	562	562
Stock repurchases	—	—	(275,366)	(275)	(2,193)					(2,468)
Stock option exercises	—	—	1,000	1	6	—	—	—	—	7
Directors’ equity incentive plan, net	—	—	—	—	—	—	24	(24)	—	—
Stock based compensation	—	—	—	—	105	—	—	—	—	105
Balance at March 31, 2020	—	—	18,055,692	18,056	138,788	53,779	(2,791)	2,791	1,462	212,085
Net income	—	—	—	—	—	681	—	—	—	681
Other comprehensive income	—	—	—	—	—	—	—	—	194	194
Stock repurchases	—	—	(193,138)	(193)	(1,328)	—	—	—	—	(1,521)
Directors’ equity incentive plan, net	—	—	—	—	—	—	238	(238)	—	—
Stock based compensation	—	—	—	—	99	—	—	—	—	99
Balance at June 30, 2020	—	$—	17,862,554	$17,863	$137,559	$54,460	$(2,553)	$2,553	$1,656	$211,538

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2021	2020

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,951	$1,785
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(1,236)	4,206
Depreciation and amortization of premises and equipment	719	869
Amortization and accretion of investment securities	368	307
Amortization of right of use lease asset	402	623
Accretion of deferred loan fees and costs	(2,167)	(458)
Amortization of core deposit intangible	291	374
Accretion of acquisition premium on time deposits	(131)	(109)
Stock-based compensation	247	204
Accretion on acquired loans	(917)	(620)
Proceeds from loans held for sale	31,348	26,583
Originations of loans held for sale	(31,429)	(28,462)
Gain on sales of loans held for sale	(916)	(648)
Net loss on sale and write-downs of foreclosed real estate	54	176
Increase in cash surrender value of bank owned life insurance	(311)	(321)
Change in assets and liabilities:
Net change in accrued interest receivable	266	127
Net change in other assets	(618)	95
Net change in accrued expenses and other liabilities	4,147	(1,397)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,068	3,334

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (purchase) of FHLB stock	285	(14)
Redemption of non-marketable security	54	1
Purchase of investment securities available for sale	(41,132)	(4,563)
Maturities of investment securities available for sale	2,671	4,775
Cash received from branch acquisition	—	60,234
Mortgage-backed securities pay-downs	11,120	9,873
Net change in loans outstanding	(25,692)	(116,367)
Proceeds from sale of foreclosed real estate	969	—
Purchases of premises and equipment	(31)	(1,075)
NET CASH USED IN INVESTING ACTIVITIES	(51,756)	(47,136)

See accompanying notes.

SELECT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$134,966	$160,541
Repayment of lease liability	(332)	(550)
Repurchase of common stock	(3,194)	(389)
Proceeds from stock options exercised	84	7

NET CASH PROVIDED BY FINANCING ACTIVITIES	131,524	159,609

NET CHANGE IN CASH AND CASH EQUIVALENTS	91,836	112,207

CASH AND CASH EQUIVALENTS, BEGINNING	116,087	79,077

CASH AND CASH EQUIVALENTS, ENDING	$207,923	$191,284

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$3,840	$5,484
Income taxes paid	1,261	1,361

Non-cash transactions:
Change in fair value of investment securities available for sale, net of tax	(2,973)	756
Transfer from loans to foreclosed real estate	526	204

Acquisition:
Assets acquired (excluding goodwill)	—	170,914
Liabilities assumed	—	186,416
Goodwill recorded	—	18,328

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

As described in more detail in note J to the consolidated financial statements, on June 1, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with First Bancorp, the holding company for First Bank, Southern Pines, North Carolina, pursuant to which the Company will merge with and into First Bancorp (the “Merger”), and the Bank will merge with and into First Bank. The parties anticipate closing the Merger during the fourth quarter of 2021.

All significant inter-company transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021. This quarterly report should be read in conjunction with the Annual Report.

Certain reclassifications of the information in prior periods were made to conform to the June 30, 2021 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

COVID-19. Significant progress has been made to combat the outbreak of the coronavirus disease, or COVID-19, that was declared a global pandemic by the World Health Organization in March of 2020. However, the COVID-19 pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and could still impair their

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

ability to meet their financial obligations to the Company. The Company’s business depends upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. Although it appears that public health and economic conditions are trending in a positive direction as of June 30, 2021, a resurgence of COVID-19 could result in further adverse effects on the Company’s business, financial condition, results of operations, and cash flows. It is not possible to know the full extent of the impact of COVID-19 and the measures enacted to curtail its spread on the Company’s future operations.

NOTE B - PER SHARE RESULTS

Basic net income per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options outstanding during the period. At June 30, 2021 and 2020 there were 201,100 and 219,120 anti-dilutive stock options outstanding, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Weighted average number of common shares used in computing basic net income per share	17,227,689	18,013,863	17,306,762	18,134,607

Effect of dilutive stock options	49,889	16,273	36,295	23,385

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	17,277,578	18,030,136	17,343,057	18,157,992

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Investment Securities Available-for-Sale (“AFS”)

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. government agencies, mortgage-backed securities issued by government sponsored entities, and municipal bonds. There have been no changes in valuation techniques for the three and six months ended June 30, 2021. Valuation techniques are consistent with techniques used in prior periods.

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
June 30, 2021	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
U.S. government agencies – GSE’s	$51,995	$—	$51,995	$—

Mortgage-backed securities – GSE’s	71,941	—	71,941	—

Corporate Bonds	2,250	—	2,250	—

Municipal bonds	91,419	—	91,419	—

Total investment available for sale	$217,605	$—	$217,605	$—

		Quoted Prices in	Significant
Investment securities		Active Markets	Other	Significant
available for sale		for Identical	Observable	Unobservable
December 31, 2020	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
U.S. government agencies – GSE’s	$50,232	$—	$50,232	$—

Mortgage-backed securities – GSE’s	48,931	—	48,931	—

Corporate Bonds	2,350	—	2,350	—

Municipal bonds	92,979	—	92,979	—

Total investment available for sale	$194,492	$—	$194,492	$—

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following is a description of valuation methodologies used for assets recorded at fair value on a non-recurring basis.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve in the allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2021 and December 31, 2020, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. The significant unobservable input used in the fair value measurement of the Company’s impaired loans is the discount applied to appraised values to account for expected liquidation and selling costs. At June 30, 2021 and December 31, 2020, the discounts used are weighted between 3% and 20%. There were no transfers between levels from the prior reporting periods, and there have been no changes in valuation techniques for the three and six months ended June 30, 2021.

Foreclosed Real Estate

Foreclosed real estate are properties recorded at the balance of the loan or an estimated fair value of the real estate collateral less estimated selling costs, whichever is less. Inputs include appraised values on the properties or recent sales activity for similar assets in the property’s market. Therefore, foreclosed real estate is classified within Level 3 of the hierarchy. The significant unobservable input used in the fair value measurement of the Company’s foreclosed real estate is the discount applied to appraised values to account for expected liquidation and selling costs. At June 30, 2021 and December 31, 2020, the discounts used ranged between 6% and 10%. There have been no changes in valuation techniques for the three and six months ended June 30, 2021.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Asset Category - June 30, 2021	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Impaired loans	$10,846	$—	$—	$10,846
Foreclosed real estate	1,675	—	—	1,675
Total	$12,521	$—	$—	$12,521

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Asset Category - December 31, 2020	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Impaired loans	$6,790	$—	$—	$6,790
Foreclosed real estate	2,172	—	—	2,172
Total	$8,962	$—	$—	$8,962

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Financial assets:
Cash and due from banks	$25,110	$25,110	$25,110	$—	$—
Certificates of deposit	250	250	250	—	—
Interest-earning deposits in other banks	179,832	179,832	179,832	—	—
Federal funds sold	2,731	2,731	2,731	—	—
Investment securities available for sale	217,605	217,605	—	217,605	—
Loans held for sale	3,061	3,061	—	3,061	—
Loans, net	1,319,762	1,334,791	—	—	1,334,791
Accrued interest receivable	4,844	4,844	—	4,844	—
Stock in the FHLB	862	862	—	—	862
Other non-marketable securities	655	655	—	—	655

Financial liabilities:
Deposits	$1,620,652	$1,622,286	$—	$—	$1,622,286
Long-term debt	12,372	11,499	—	11,499	—
Accrued interest payable	154	154	—	154	—

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Financial assets:
Cash and due from banks	$23,324	$23,324	$23,324	$—	$—
Interest-earning deposits in other banks	87,399	87,399	87,399	—	—
Federal funds sold	5,364	5,364	5,364	—	—
Investment securities available for sale	194,492	194,492	—	194,492	—
Loans held for sale	2,064	2,064	—	2,064	—
Loans, net	1,290,276	1,294,552	—	—	1,294,552
Accrued interest receivable	5,110	5,110	—	5,110	—
Stock in the FHLB	1,147	1,147	—	—	1,147
Other non-marketable securities	709	709	—	—	709

Financial liabilities:
Deposits	$1,485,817	$1,489,220	$—	$—	$1,489,220
Long-term debt	12,372	9,965	—	9,965	—
Accrued interest payable	246	246	—	246	—

NOTE E - INVESTMENT SECURITIES

The amortized cost and fair value of available for sale (“AFS”) investments, with gross unrealized gains and losses as of June 30, 2021, follow:

	June 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$53,129	$241	$(1,375)	$51,995
Mortgage-backed securities – GSE’s	72,123	819	(1,001)	71,941
Corporate bonds	2,248	2	—	2,250
Municipal bonds	91,413	819	(813)	91,419

Total	$218,913	$1,881	$(3,189)	$217,605

As of June 30, 2021, accumulated other comprehensive income included net unrealized losses totaling $1.3 million. Deferred tax assets resulting from these net unrealized losses totaled $301,000.

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

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follow:

	June 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	(dollars in thousands)
Securities available for sale:
Due within one year	$1,073	$19	$—	$1,092
Due after one but within five years	20,132	840	(42)	20,930
Due after five but within ten years	36,361	86	(757)	35,690
Due after ten years	161,347	936	(2,390)	159,893
	$218,913	$1,881	$(3,189)	$217,605

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	(dollars in thousands)
Securities available for sale:
Due within one year	$3,153	$13	$(1)	$3,165
Due after one but within five years	24,515	1,140	(2)	25,653
Due after five but within ten years	22,615	99	(91)	22,623
Due after ten years	141,657	1,762	(368)	143,051
	$191,940	$3,014	$(462)	$194,492

Securities with a carrying value of $77.8 million and $68.4 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public monies on deposit as required by law, customer repurchase agreements, and access to the Federal Reserve Discount Window.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

None of the unrealized losses relate to the liquidity of the securities or the issuer’s ability to honor redemption obligations.  The Company has the intent and ability to hold these securities to recovery.  No other than temporary impairments were identified for these investments having unrealized losses for the periods ended June 30, 2021 and December 31, 2020. The Company has not incurred any losses related to securities sales in the first six months of 2021 or during the year ended December 31, 2020.

The following tables show the gross unrealized losses and fair value of the Company’s investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020.

	June 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

	(dollars in thousands)
Securities available for sale:
U.S. government agencies – GSE’s	$45,126	$(1,375)	$—	$—	$45,126	$(1,375)
Mortgage-backed securities–GSE’s	50,986	(1,001)	—	—	50,986	(1,001)
Municipal bonds	48,760	(813)	—	—	48,760	(813)
Total temporarily impaired securities	$144,872	$(3,189)	$—	$—	$144,872	$(3,189)

At June 30, 2021, the Company had no security with an unrealized loss for more than twelve months. Seventy-five securities had unrealized losses for less than twelve months totaling $3.2 million at June 30, 2021, which consisted of forty municipal bonds, thirteen U.S. government agencies - GSEs and twenty-two mortgage-backed - GSE bonds. All unrealized losses are attributable to the general trend of interest rates.

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE F - LOANS

Following is a summary of the composition of the Company’s loan portfolio at June 30, 2021 and December 31, 2020:

	June 30,		December 31,
	2021		2020
		Percent		Percent
	Amount	of total	Amount	of total

	(dollars in thousands)
Real estate loans:
1-to-4 family residential	$178,113	13.37%	$194,031	14.88%
Commercial real estate	695,407	52.19%	608,482	46.65%
Multi-family residential	79,133	5.94%	82,508	6.32%
Construction	216,638	16.26%	236,735	18.15%
Home equity lines of credit (“HELOC”)	56,285	4.22%	53,806	4.12%

Total real estate loans	1,225,576	91.98%	1,175,562	90.12%

Other loans:
Commercial and industrial	108,033	8.11%	125,700	9.64%
Loans to individuals	3,914	0.29%	6,629	0.04%
Overdrafts	126	0.01%	493	0.51%
Total other loans	112,073	8.41%	132,822	10.19%

Gross loans	1,337,649		1,308,384
Less deferred loan origination fees, net	(5,229)	(.39)%	(4,000)	(.31)%
Total loans	1,332,420	100.00%	1,304,384	100.00%
Allowance for loan losses	(12,658)		(14,108)
Total loans, net	$1,319,762		$1,290,276

For purchased credit-impaired, or PCI, loans acquired from Legacy Select, Premara and First Citizens, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the closing date of the acquisition and June 30, 2021 and December 31, 2020 were:

	June 30, 2021	December 31, 2020
Contractually required payments	$32,087	$37,241
Nonaccretable difference	3,398	3,586
Cash flows expected to be collected	28,689	33,655
Accretable yield	4,985	4,622
Carrying value	$23,704	$29,033

Loans are primarily secured by real estate located in the State of North Carolina, southeastern Virginia and northwestern South Carolina. Real estate loans can be affected by the condition of the local real estate market and by local economic conditions.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2021, the Company had pre-approved but unused lines of credit for customers totaling $292.8 million. In management’s opinion, these commitments, and undisbursed proceeds on loans reflected above, represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

The Bank originated 1,821 loans amounting to $137.1 million during 2020 and 2021 under the Paycheck Protection Program (“PPP”) which are classified as commercial and industrial loans in the loan portfolio. During 2020 and 2021 some of the PPP loans were forgiven and as of June 30, 2021 the Bank had 607 loans amounting to $41.5 million outstanding.  In the first six months of 2021, there were 572 PPP loans originated amounting to $40.1 million of which $38.4 million remains outstanding as of June 30, 2021.    The PPP loan program is sponsored by the U.S. Small Business Administration (the “SBA”) primarily to facilitate the continuation of paychecks to employees of businesses impacted by the COVID-19 pandemic.  These loans are guaranteed by the SBA and can be forgiven and paid off by the SBA if all conditions of the program are met.  Loans that do not meet the conditions of the PPP loan program could result in the Bank incurring a charge-off.  The extent of this potential loss to the Bank is not known since the conditions of the program have changed and are subject to future changes.

During the last twelve months, the Bank granted 419 COVID-19 deferrals amounting to $219.6 million.  At June 30, 2021 the Bank had 8 loans under COVID-19 deferrals amounting to $2.2 million which are set to expire within the next 90 days.

A floating lien of $83.9 million of loans was pledged to the FHLB to secure borrowings at June 30, 2021.

The following tables present an age analysis of past due loans, segregated by class of loans as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past	Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

	(dollars in thousands)
Commercial and industrial	$88	$—	$981	$3,225	$4,294	$103,739	$108,033
Construction	—	—	—	600	600	216,038	216,638
Multi-family residential	—	—	—	—	—	79,133	79,133
Commercial real estate	1,059	18	—	2,208	3,285	692,122	695,407
Loans to individuals & overdrafts	5	—	—	3	8	4,032	4,040
1‑to‑4 family residential	108	54	701	649	1,512	176,601	178,113
HELOC	1	35	—	86	122	56,163	56,285
Deferred loan (fees) cost, net	—	—	—	—	—	—	(5,229)

	$1,261	$107	$1,682	$6,771	$9,821	$1,327,828	$1,332,420

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2020
	30-59	60-89	90+	Non-	Total
	Days	Days	Days	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

	(dollars in thousands)

Commercial and industrial	$11	$1,003	$2	$3,601	$4,617	$121,083	$125,700
Construction	8	—	—	154	162	236,573	236,735
Multi-family residential	—	1,533	—	—	1,533	80,975	82,508
Commercial real estate	1,880	—	9	2,008	3,897	604,585	608,482
Loans to individuals & overdrafts	10	—	—	145	155	6,967	7,122
1‑to‑4 family residential	700	—	760	655	2,115	191,916	194,031
HELOC	67	—	31	227	325	53,481	53,806
Deferred loan (fees) cost, net	—	—	—	—	—	—	(4,000)

	$2,676	$2,536	$802	$6,790	$12,804	$1,295,580	$1,304,384

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans

The following tables present information on loans that were considered to be impaired as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021			Three Months Ended		Six Months Ended
		Contractual		June 30, 2021		June 30, 2021
		Unpaid	Related	Average	Interest Income	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans	Investment	Impaired Loans

	(dollars in thousands)

With no related allowance recorded:
Commercial and industrial	$1,671	$1,816	$—	$2,267	$22	$1,926	$22
Construction	697	721	—	571	6	402	6
Commercial real estate	3,704	3,704	—	4,402	126	3,936	126
Loans to individuals & overdrafts	2	2	—	53	—	195	—
Multi-family residential	—	—	—	—	—	—	—
HELOC	432	432	—	401	15	407	15
1‑to‑4 family residential	299	299	—	308	57	252	57

Subtotal:	6,805	6,974	—	8,002	226	7,118	226
With an allowance recorded:
Commercial and industrial	2,153	2,353	1,228	1,714	14	1,922	14
Construction	—	—	—	—	—	—	—
Commercial real estate	1,698	1,698	396	779	32	1,278	33
Loans to individuals & overdrafts	52	52	3	—	—	2	—
Multi-family Residential	—	—	—	—	—	—	—
HELOC	65	65	3	65	2	65	2
1‑to‑4 family residential	—	—	—	—	—	—	—
Subtotal:	3,968	4,168	1,630	2,558	48	3,267	49
Totals:
Commercial	9,923	10,292	1,624	9,733	200	9,464	201
Consumer	54	54	3	53	—	197	—
Residential	796	796	3	774	74	724	74

Grand Total:	$10,773	$11,142	$1,630	$10,560	$274	$10,385	$275

Impaired loans at June 30, 2021 were approximately $10.8 million and were composed of $6.7 million in non-accrual loans and $4.1 million in loans that were still accruing interest. Recorded investment represents the current principal balance of the loan. Approximately $4.0 million in impaired loans had specific allowances provided for them while the

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

remaining $6.8 million had no specific allowances recorded at June 30, 2021. Of the $6.8 million with no allowance recorded, $699,000 of those loans have had partial charge-offs recorded.

	As of December 31, 2020			Three Months Ended		Six Months Ended
		Contractual		June 30, 2020		June 30, 2020
		Unpaid	Related	Average	Interest Income	Average	Interest Income
	Recorded	Principal	Allowance	Recorded	Recognized on	Recorded	Recognized on
	Investment	Balance	for Loan Losses	Investment	Impaired Loans	Investment	Impaired Loans

	(dollars in thousands)

With no related allowance recorded:
Commercial and industrial	$2,231	$2,525	$—	$3,667	$71	$2,951	$108
Construction	252	440	—	432	6	434	11
Commercial real estate	5,090	5,426	—	5,679	38	5,690	88
Loans to individuals & overdrafts	250	287	—	259	3	273	13
Multi-family residential	—	—	—	—	—	99	21
HELOC	383	478	—	671	10	610	20
1‑to‑4 family residential	206	259	—	109	18	86	—
Subtotal:	8,412	9,415	—	10,817	146	10,143	261
With an allowance recorded:
Commercial and industrial	1,641	1,918	419	649	11	649	19
Construction	—	—	—	—	—	—	—
Commercial real estate	415	415	323	278	16	278	31
Loans to individuals & overdrafts	—	—	—	—	—	—	—
Multi-family Residential	—	—	—	—	—	—	—
HELOC	82	83	7	—	—	—	—
1‑to‑4 family residential	14	16	9	246	14	283	22
Subtotal:	2,152	2,432	758	1,173	41	1,210	72
Totals:
Commercial	9,629	10,724	742	10,705	142	10,101	257
Consumer	250	287	—	259	3	273	13
Residential	685	836	16	1,026	42	979	63
Grand Total:	$10,564	$11,847	$758	$11,990	$187	$11,353	$333

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings

The following table presents loans that were modified as troubled debt restructurings (“TDRs”) with a breakdown of the types of concessions made by loan class during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	loans	Investments	Investments	loans	Investments	Investments

	(dollars in thousands)			(dollars in thousands)
Extended payment terms:
Commercial & industrial	1	364	265	2	382	280

Total	1	$364	$265	2	$382	$280

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	loans	Investments	Investments	loans	Investments	Investments

	(dollars in thousands)			(dollars in thousands)
Extended payment terms:
Commercial and industrial	—	$—	$—	6	$2,665	$2,539
Construction	1	157	138	2	417	396
HELOC	1	190	185	2	240	235
1‑to‑4 family residential	2	139	92	5	632	384

Total	4	$486	$415	15	$3,954	$3,554

The following table presents loans that were modified as TDRs within the past twelve months with a breakdown of the types for which there was a payment default during that period together with concessions made by loan class during the twelve month periods ended June 30, 2021 and 2020:

	Twelve months ended		Twelve months ended
	June 30, 2021		June 30, 2020
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment

	(dollars in thousands)		(dollars in thousands)
Extended payment terms:
Commercial and industrial	5	$1,301	2	$1,510
Loans to individuals	1	2	—	—
Construction	—	—	1	138
HELOC	—	—	1	186
1-to-4 family residential	—	—	2	92
	1	13
Total	7	$1,316	6	$1,926

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2021, the Bank had thirty-four loans with an aggregate balance of $6.5 million that were considered to be troubled debt restructurings. Of those TDRs, twenty-four loans with a balance totaling $4.1 million were still accruing as of June 30, 2021. The remaining TDRs with balances totaling $2.4 million as of June 30, 2021 were in non-accrual status.

The following tables present information on risk ratings of the commercial and consumer loan portfolios, segregated by loan class as of June 30, 2021 and December 31, 2020, respectively:

Total loans:

June 30, 2021
Commercial
Credit
Exposure By	Commercial		Commercial
Internally	and		real	Multi-family
Assigned Grade	industrial	Construction	estate	residential
	(dollars in thousands)

Superior	$42,427	$—	$361	$—
Very good	935	334	3,840	—
Good	4,183	2,307	99,588	4,454
Acceptable	12,788	19,277	326,890	41,936
Acceptable with care	42,173	193,993	255,808	32,743
Special mention	1,434	126	5,569	—
Substandard	4,093	601	3,351	—
Doubtful	—	—	—	—
Loss	—	—	—	—
	$108,033	$216,638	$695,407	$79,133

Consumer Credit
Exposure By
Internally	1‑to‑4 family
Assigned Grade	residential	HELOC

Pass	$175,593	$55,305
Special mention	719	237
Substandard	1,801	743
	$178,113	$56,285

Consumer Credit
Exposure Based	Loans to
On Payment	individuals &
Activity	overdrafts

Pass	$3,973
Special mention	67
$4,040

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table documents changes to the amount of the accretable yield on PCI loans for the last three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)

Accretable yield, beginning of period	$5,222	$2,986	$4,622	$3,191
Additions	—	2,949	—	2,949
Accretion	(455)	(442)	(854)	(722)
Reclassification from nonaccretable difference	290	11	553	43
Other changes, net	(72)	157	664	200
Accretable yield, end of period	$4,985	$5,661	$4,985	$5,661

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a roll forward of the Company’s allowance for loan losses by loan class for the three-month and six-month periods ended June 30, 2021 and June 30, 2020, respectively (dollars in thousands):

	Three Months Ended June 30, 2021
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
2021	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Allowance for loan losses
Loans – excluding PCI
Balance, beginning of period 3/31/2021	$3,418	$1,704	$4,792	$1,028	$328	$56	$1,294	$12,620
Provision for (recovery of) loan losses	(68)	(130)	623	(95)	(35)	(6)	(737)	(448)
Loans charged-off	(7)	—	(332)	—	—	(7)	—	(346)
Recoveries	175	69	12	10	2	8	—	276
Balance, end of period 6/30/2021	$3,518	$1,643	$5,095	$943	$295	$51	$557	$12,102

PCI Loans
Balance, beginning of period 3/31/2021	$203	$38	$4	$311	$1	$—	$10	$567
Provision for (recovery of) loan losses	308	(38)	41	(311)	(1)	—	(10)	(11)
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period 6/30/2021	$511	$—	$45	$—	$—	$—	$—	$556

Total Loans
Balance, beginning of period 3/31/2021	$3,621	$1,742	$4,796	$1,339	$329	$56	$1,304	$13,187
Provision for (recovery of) loan losses	240	(168)	664	(406)	(36)	(6)	(747)	(459)
Loans charged-off	(7)	—	(332)	—	—	(7)	—	(346)
Recoveries	175	69	12	10	2	8	—	276
Balance, end of period 6/30/2021	$4,029	$1,643	$5,140	$943	$295	$51	$557	$12,658

Ending Balance: individually evaluated for impairment	$1,228	$—	$396	$—	$3	$3	$—	$1,630
Ending Balance: collectively evaluated for impairment	$2,801	$1,643	$4,744	$943	$292	$48	$557	$11,028

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$102,703	$215,423	$679,162	$168,527	$55,163	$3,774	$78,420	$1,303,172
Ending Balance: collectively evaluated for impairment PCI loans	$1,506	$663	$10,843	$9,287	$625	$67	$713	$23,704
Ending Balance: individually evaluated for impairment	$3,824	$552	$5,402	$299	$497	$199	$—	$10,773
Ending Balance	$108,033	$216,638	$695,407	$178,113	$56,285	$4,040	$79,133	$1,337,649

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2021

	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
2021	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Allowance for loan losses
Loans – excluding PCI
Balance, beginning of period 01/01/2021	$3,302	$2,334	$5,472	$1,365	$371	$109	$820	$13,773
Provision for (recovery of) loan losses	218	(760)	(82)	(429)	(80)	(61)	(263)	(1,457)
Loans charged-off	(204)	—	(332)	(8)	—	(17)	—	(561)
Recoveries	202	69	37	15	4	20	—	347
Balance, end of period 6/30/2021	$3,518	$1,643	$5,095	$943	$295	$51	$557	$12,102

PCI Loans
Balance, beginning of period 01/01/2021	$203	$31	$4	$85	$1	$—	$11	$335
Provision for (recovery of) loan losses	308	(31)	41	(85)	(1)	—	(11)	221
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period 6/30/2021	$511	$—	$45	$—	$—	$—	$—	$556

Total Loans
Balance, beginning of period 01/01/2021	$3,505	$2,365	$5,476	$1,450	$372	$109	$831	$14,108
Provision for (recovery of) loan losses	526	(791)	(41)	(514)	(81)	(61)	(274)	(1,236)
Loans charged-off	(204)	—	(332)	(8)	—	(17)	—	(561)
Recoveries	202	69	37	15	4	20	—	347
Balance, end of period 6/30/2021	$4,029	$1,643	$5,140	$943	$295	$51	$557	$12,658

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2020
	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
2020	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Allowance for loan losses
Loans – excluding PCI
Balance, beginning of period 3/31/2020	$1,834	$2,125	$3,558	$1,714	$398	$143	$546	$10,318
Provision for (recovery of) loan losses	1,306	159	625	(49)	(51)	(39)	75	2,026
Loans charged-off	(519)	—	—	—	—	(3)	—	(522)
Recoveries	2	—	1	6	41	7	—	57
Balance, end of period 6/30/2020	$2,623	$2,284	$4,184	$1,671	$388	$108	$621	$11,879

PCI Loans
Balance, beginning of period 3/31/2020	$199	$7	$14	$43	$—	$—	$5	$268
Provision for (recovery of) loan losses	(176)	4	30	32	9	4	4	(93)
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period 6/30/2020	$23	$11	$44	$75	$9	$4	$9	$175

Total Loans
Balance, beginning of period 3/31/2020	$2,033	$2,132	$3,572	$1,757	$398	$143	$551	$10,586
Provision for (recovery of) loan losses	1,130	163	655	(17)	(42)	(35)	79	1,933
Loans charged-off	(519)	—	—	—	—	(3)	—	(522)
Recoveries	2	—	1	6	41	7	—	57
Balance, end of period 6/30/2020	$2,646	$2,295	$4,228	$1,746	$397	$112	$630	$12,054

Ending Balance: individually evaluated for impairment	$344	$—	$392	$4	$—	$—	$—	$740
Ending Balance: collectively evaluated for impairment	$2,302	$2,295	$3,836	$1,742	$397	$112	$630	$11,314

Loans:
Ending Balance: collectively evaluated for impairment non PCI loans	$155,443	$243,887	$497,112	$184,805	$48,034	$7,128	$76,463	$1,212,872
Ending Balance: collectively evaluated for impairment PCI loans	$1,659	$1,622	$13,148	$12,259	$691	$150	$1,414	$30,943
Ending Balance: individually evaluated for impairment	$4,541	$428	$5,852	$331	$546	$262	$—	$11,960

Ending Balance	$161,643	$245,937	$516,112	$197,395	$49,271	$7,540	$77,877	$1,255,775

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2020

	Commercial			1 to 4		Loans to	Multi-
	and		Commercial	family		individuals &	family
2020	industrial	Construction	real estate	residential	HELOC	overdrafts	residential	Total
Allowance for loan losses
Loans – excluding PCI
Balance, beginning of period 01/01/2020	$1,127	$1,731	$2,837	$1,437	$329	$175	$419	$8,055
Provision for (recovery of) loan losses	2,023	553	1,345	218	18	(59)	202	4,300
Loans charged-off	(530)	—	—	—	—	(19)	—	(549)
Recoveries	3	—	2	16	41	11	—	73
Balance, end of period 6/30/2020	$2,623	$2,284	$4,184	$1,671	$388	$108	$621	$11,879

PCI Loans
Balance, beginning of period 01/01/2020	$178	$6	$14	$56	$—	$—	$15	$269
Provision for (recovery of) loan losses	(155)	5	30	19	9	4	(6)	(94)
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period 6/30/2020	$23	$11	$44	$75	$9	$4	$9	$175

Total Loans								—
Balance, beginning of period 01/01/2020	$1,305	$1,737	$2,851	$1,493	$329	$175	$434	$8,324
Provision for (recovery of) loan losses	1,868	558	1,375	237	27	(55)	196	4,206
Loans charged-off	(530)	—	—	—	—	(19)	—	(549)
Recoveries	3	—	2	16	41	11	—	73
Balance, end of period 6/30/2020	$2,646	$2,295	$4,228	$1,746	$397	$112	$630	$12,054

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

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE H – OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned, or OREO, during the six months ended June 30, 2021 and 2020:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2020

	(Dollars in thousands)

Beginning balance January 1	$2,172	$3,533
Sales proceeds	(969)	—
Write-downs and (loss) gain on sales	(54)	(176)
Transfers	526	204
Ending balance	$1,675	$3,561

At June 30, 2021 and 2020, the Company had $1.7 million and $3.6 million, respectively, of foreclosed real estate property in OREO. The Company had one loan with a recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure in the aggregate amount of $351,000 at June 30, 2021. At June 30, 2020, the Company had two loans with recorded investment in the amount of $428,000 in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure.

NOTE I – LEASES

The Company has operating leases for branches and certain equipment. The Company’s leases have remaining lease terms of 1 year to 15 years which may include options to extend the leases for up to 5 years per option period. The Company has some leases that are month to month or expire within 1 year that are not included below.

At June 30, 2021, the Company did not have any leases that had not yet commenced for which we had created a right-of-use asset and a lease liability. For the operating leases the Company has elected the practical expedient of not separating lease components from non-lease components and instead to account for each separate lease component and the non-lease components associated with that lease as a single lease component. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the lease agreements include periodic rate adjustments for inflation.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 25 years. The exercise of lease renewal options is at our sole discretion. When it is reasonably certain that the Company will exercise the option to renew or extend the lease term, that option is included in determining the value of the ROU and lease liability.

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

The components of lease expense were as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2020
Operating lease cost	$634	$623

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$634	$623

Right-of-use assets obtained in exchange for lease obligations:

Operating leases	$8,156	$8,953

The following table presents the remaining weighted average lease terms and discount rates as of June 30, 2021 and 2020 :

	June 30, 2021		June 30, 2020
Weighted Average Remaining Lease Term Operating Leases	11.4	years	6.7	years

Weighted Average Discount Rate Operating Leases	6.0%		6.0%

Maturities of lease liabilities were as follows:

Operating
(In thousands)	Leases
Year Ending December 31,
2021	$379
2022	816
2023	796
2024	769
2025	842
Thereafter	5,558
Lease payments	9,160
Amounts representing interest	(562)
Present Value of Net Future Minimum Lease Payments	$8,598

SELECT BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE J – BUSINESS COMBINATIONS

On June 1, 2021, the Company entered into the Merger Agreement with First Bancorp, pursuant to which the Company will merge with and into First Bancorp and the Bank will merge with and into First Bank.  As of June 1, 2021, the aggregate merger consideration had a total value of approximately $314.3 million, or $18.10 per share.  As of June 30, 2021, the aggregate merger consideration had a total value of approximately $290.0 million, or $16.70 per share.

Subject to the terms and conditions of the Merger Agreement, the Company’s shareholders will have the right to receive 0.408 of a share of First Bancorp common stock for each share of the Company’s common stock.  Additionally, at closing each outstanding and unexercised option to acquire shares of the Company’s common stock, whether or not previously vested, will be cancelled in exchange for a cash payment of $18.00 minus the exercise price for each share of the Company’s common stock subject to such stock option.

The Merger Agreement has been unanimously approved by the boards of directors of each of the Company and First Bancorp. The closing of the Merger is subject to the approval of the Company’s shareholders and First Bancorp’s shareholders, requisite regulatory approvals and other customary closing conditions.  The parties anticipate closing the Merger during the fourth quarter of 2021.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety be reference to the Merger Agreement, which is incorporated as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

NOTE K – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events through the date and time the financial statements were issued and has determined there are no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Select Bancorp, Inc. (the “Company”). This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by, and information currently available to us. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results, performance or achievements may differ materially from the results expressed or implied by our forward-looking statements. Factors that could influence actual results, performance or achievements include, among other things: the impact of the novel coronavirus and the associated COVID-19 disease pandemic on the business, financial condition and results of operations of the Company and its customers; changes in national, regional and local market conditions; changes in legislative and regulatory conditions; changes in the interest rate environment; breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats; adverse changes in credit quality trends ; our ability to successfully consummate our previously announced merger with First Bancorp, including the ability to obtain required governmental approvals of the merger on the proposed terms and schedule or that the terms of the proposed merger may need to be unfavorably modified to satisfy such approvals or other closing conditions; the diversion of management time from core banking functions due to merger-related issues; and potential difficulty in maintaining relationships with customers, associates or business partners as a result of our previously announced merger with First Bancorp.

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

On June 1, 2021, the Company entered into the Merger Agreement with First Bancorp, the holding company for First Bank, Southern Pines, North Carolina, pursuant to which the Company will merge with and into First Bancorp, and the Bank will merge with and into First Bank. The parties anticipate closing the Merger during the fourth quarter of 2021.

Comparison of Financial Condition at

June 30, 2021 and December 31, 2020

During the first six months of 2021, total assets increased by $144.8 million to $1.9 billion as of June 30, 2021. The increase in assets was due primarily to loan growth and the increase in cash on hand and investments. Earning assets at June 30, 2021 totaled $1.7 billion and consisted of $1.3 billion in net loans, $217.6 million in investment securities, $205.2 million in cash, overnight investments and interest-bearing deposits in other banks, $2.7 million in federal funds sold and $1.5 million in non-marketable equity securities. Total deposits and shareholders’ equity at the end of the second quarter of 2021 were $1.6 billion and $221.5 million, respectively.

Since the end of 2020, gross loans have increased by $28.0 million to $1.3 billion as of June 30, 2021. The increase in gross loans was due primarily to normal customer demand and the PPP loan program. At June 30, 2021, gross loans consisted of $97.6 million in commercial and industrial loans (which includes 605 PPP loans in the amount of $41.5 million), $695.4 million in commercial real estate loans, $79.1 million in multi-family residential loans, $14.5 million in consumer loans, $178.1 million in residential real estate loans, $56.3 million in HELOCs, and $216.6 million in construction loans. Deferred loan fees, net of costs, on these loans were $5.2 million (which includes $2.1 million in net fees related to PPP loans) at June 30, 2021.

At June 30, 2021 the Company held $2.7 million in federal funds sold compared to $5.4 million in federal funds sold at December 31, 2020. Interest-earning deposits in other banks were $179.8 million at June 30, 2021, a $92.4 million increase from December 31, 2020. The Company’s investment securities at June 30, 2021 were $217.6 million, an increase of $23.1 million from December 31, 2020. The investment portfolio as of June 30, 2021 consisted of $52.0 million in government agency debt securities, $71.9 million in mortgage-backed securities, $2.3 million in corporate bonds and $91.4 million in municipal securities. The net unrealized loss on these securities was $1.3 million as of June 30, 2021.

At June 30, 2021, the Company had an investment of $862,000 in Federal Home Loan Bank (“FHLB”) stock, which decreased by $285,000 from December 31, 2020. Also, the Company had $655,000 in other non-marketable securities at June 30, 2021 compared to $709,000 at December 31, 2020.

At June 30, 2021, non-earning assets were $119.3 million, an increase of $1.1 milllion from $118.2 million as of December 31, 2020. Non-earning assets included $25.1 million in cash and due from banks, bank premises and equipment of $19.9 million, goodwill of $42.9 million, core deposit intangible of $1.2 million, accrued interest receivable of $4.8 million, right of use lease asset of $8.2 million, foreclosed real estate of $1.7 million, and other assets totaling $15.5 million, including net deferred taxes of $4.1 million. Since the income on bank-owned life insurance is included in non-interest income, this asset is not included in the Company’s calculation of earning assets. The increase in non-earning assets was due primarily to the increase in cash and due from banks.

Total deposits at June 30, 2021 were $1.6 billion and consisted of $491.3 million in non-interest-bearing demand deposits, $714.2 million in money market and negotiable order of withdrawal, or NOW, accounts, $59.2 million in savings accounts, and $355.9 million in time deposits. Total deposits increased by $134.8 million from $1.5 billion as of December 31, 2020, due primarily to the federal stimulus programs and deposits related to the PPP loan program. The Bank had $1.6 million in brokered demand deposits and $1.6 million in brokered time deposits as of June 30, 2021. The Bank had $1.4 million in brokered demand deposits and $1.8 million in brokered time deposits as of December 31, 2020.

As of June 30, 2021, the Company had no FHLB borrowings, and $12.4 million in junior subordinated debentures that are classified as long-term debt.

Total shareholders’ equity at June 30, 2021 was $221.5 million, an increase of $6.1 million from $215.4 million as of December 31, 2020. Accumulated other comprehensive loss relating to available for sale securities dereased by $3.0 million during the six months ended June 30, 2021. The increase in shareholders’ equity was driven by net income of $11.9 million and $84,000 from the exercise of stock options. Also, contributing to the change in equity were stock repurchases totaling $3.2 million.

Past Due Loans, Non-performing Assets, and Asset Quality

At June 30, 2021, the Company had $1.4 million in loans that were 30 to 89 days past due, of which $107,000 in loans were 60 to 89 days past due. This $1.4 million represented 0.10% of gross loans outstanding on that date. This is a decrease from December 31, 2020 when there were $5.2 million in loans that were 30-89 days past due, of which $2.5 million in loans were 60 to 89 days past due.  This $5.2 million repesented 0.40% of gross loans outstanding at December 31, 2020. Non-accrual loans decreased $19,000 from $6.8 million at December 31, 2020 to $6.8 million at June 30, 2021.

The percentage of non-performing loans (non-accrual loans and accruing troubled debt restructurings) to total loans decreased from 1.10% at December 31, 2020 to 0.81% at June 30, 2021. The Company had a decrease of $19,000 in non-accruals from $6.8 million at December 31, 2020 and a decrease in accruing troubled debt restructurings, or TDRs, from $7.5 million at December 31, 2020 to $4.1 million as of June 30, 2021. Of the non-accrual loans as of June 30, 2021, commercial real estate loans totaled $2.2 million, construction loans totaled $600,000, commercial loans totaled $3.2 million, HELOC loans totaled $86,000, 1-to-4 family residential loans totaled $649,000 and consumer loans made up the remaining balance.

At June 30, 2021, the Bank had thirty-four loans totaling $6.5 million that were considered to be troubled debt restructurings, or TDRs. Twenty-four of these loans totaling $4.1 million were still in accruing status with the remaining TDRs included in non-accrual loans. All TDRs are considered impaired loans regardless of accrual status and have been included as non-performing assets in the table below.

The table below sets forth, for the periods indicated, information about the Company’s non-accrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (non-accrual loans plus accruing TDRs), and total non-performing assets.

	For Periods Ended
	June 30,	December 31,
	2021	2020

Non-accrual loans	$6,771	$6,790
Accruing TDRs	4,075	7,506
Total non-performing loans	10,846	14,296
Foreclosed real estate	1,675	2,172
Total non-performing assets	$12,521	$16,468

Accruing loans past due 90 days or more	$1,682	$802
Allowance for loan losses	$12,658	$14,108

Non-performing loans to period end loans	0.81%	1.10%
Non-performing loans and accruing loans past due 90 days or more to period end loans	0.94%	1.16%
Allowance for loan losses to period end loans	0.95%	1.08%
Allowance for loan losses to non-performing loans	117%	99%
Allowance for loan losses to non-performing assets	101%	86%
Allowance for loan losses to non-performing assets and accruing loans past due 90 days or more	89%	82%
Non-performing assets to total assets	0.67%	0.95%
Non-performing assets and accruing loans past due 90 days or more to total assets	0.76%	1.00%

Total non-performing assets (non-accrual loans, accruing TDRs, and foreclosed real estate) at June 30, 2021 and December 31, 2020 were $12.5 million and $16.5 million, respectively. The allowance for loan losses at June 30, 2021 represented 101% of non-performing assets compared to 86% at December 31, 2020.

Total impaired loans at June 30, 2021 were $10.8 million. This included $6.7 million in loans that were classified as impaired because they were in non-accrual status and $4.1 million in accruing loans. Of these loans, $4.0 million required a specific reserve of $1.6 million at June 30, 2021.

Total impaired loans at December 31, 2020 were $10.6 million. This included $6.8 million in loans that were classified as impaired because they were in non-accrual status and $3.8 million in accruing TDRs. Of these loans, $2.2 million required a specific reserve of $758,000 at December 31, 2020.

The allowance for loan losses was $12.7 million at June 30, 2021 or 0.95% of gross loans outstanding as compared to 1.08% reported as a percentage of gross loans at December 31, 2020. This decrease resulted primarily from changes in loans requiring a specific reserve plus a reduction in qualitative factors related to COVID-19 and economic performance indicators. The loans acquired from Legacy Select, Carolina Premier and First Citizens Bank were recorded at estimated fair value as of the acquisition date; the related credit risk is reflected as a fair value adjustment rather than separately in the allowance for loan losses as required in acquisition accounting. This required accounting under generally accepted accounting principles has resulted in a lower percentage of the allowance for loan losses to gross loans. The allowance for loan losses at June 30, 2021 represented 117% of non-performing loans compared to 99% at December 31, 2020. It is management’s assessment that the allowance for loan losses as of June 30, 2021 is appropriate in light of the risk inherent within the Company’s loan portfolio. No assurances, however, can be given that further adjustments to the allowance for loan losses may not be deemed necessary in the future. The current economic and business disruptions in the Bank’s markets, and in the national and global markets have improved compared to a year ago but are still influenced by some deteriorated economic factors that have not returned to pre-pandemic levels.  State, local, and national governing bodies continue to attempt to address the public health emergency caused by COVID-19. Management expects the Company’s customers, including its borrowers, will continue to experience the financial impacts of COVID-19 over the balance of the 2021 fiscal year. Depending on the length of financial impact and the effectiveness of the various governmental programs put in place to stabilize economic conditions, the Company’s management would expect to see continued volatility in the Company’s allowance for loan losses and related provision expense during the remainder of 2021. The Coronavirus Aid, Relieft, and Econnomic Security Act, or the CARES Act, provided an opportunity for loan customers to request a temporary modification of the payment terms on their loans granting the customer time to address cashflow issues.  The Bank entered into modifications on 512 loans amounting to $302.5 million of which 8 loans totaling $2.2 million remained on modification as of June 30, 2021.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	Payments Due by Period
				More
	1 Year	Over 1 to	Over 3 to	Than
	or Less	3 Years	5 Years	5 years	Total

(dollars in thousands)	(dollars in thousands)
Time deposits	$288,683	$60,332	$6,721	$174	$355,910
Long-term debt	—	—	—	12,372	12,372
Operating leases	717	1,473	1,581	4,827	8,598
Total contractual obligations	$289,400	$61,805	$8,302	$17,373	$376,880

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

At June 30, 2021 and December 31, 2020, the Company had $30.3 million and $27.7 million in non-1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. At June 30, 2021 and December 31, 2020, the Company had $6.9 million and $10.0 million of 1-to-4 family residential loans that exceeded the regulatory LTV limits, respectively. The total amount of these loans represented 20.0% and 23.2% of total risk-based capital as of June 30, 2021 and December 31, 2020, which is less than the 100% maximum allowed. These loans may represent more than ordinary risk to the Company if the real estate market weakens in terms of market activity or collateral valuations.

Business Sector Concentrations

Loan concentrations in certain business sectors can be impacted by lower than normal retail sales, higher unemployment, higher vacancy rates, and a weakening in real estate market conditions. The Company has established an internal commercial real estate guideline of 90% of risk-based capital for any single product line.

At June 30, 2021, the Company did not have any product type groups which exceeded this guideline. The internal guideline levels heighten the level of Company monitoring of such loans in underwriting and ongoing servicing activities.

At December 31, 2020, the Company had three product types that exceeded the 40% guideline. The following product types were in excess of the 40% guidelines at such date: apartments, commercial construction and office buildings. All other commercial and residential real estate product types were under the 40% threshold as of such date.

Acquisition, Development, and Construction Loans (“ADC”)

The tables below provide information regarding loans the Company originates for the purpose of acquisition, development, and construction of both residential and commercial properties as of June 30, 2021 and December 31, 2020.

Acquisition, Development and Construction Loans

(dollars in thousands)

	June 30, 2021			December 31, 2020
		Land and Land			Land and Land
	Construction	Development	Total	Construction	Development	Total
Total ADC loans	$177,567	$39,071	$216,638	$195,649	$41,086	$236,735
Average Loan Size	$256	$535		$288	$595
Percentage of total loans	13.33%	2.93%	16.26%	15.00%	3.15%	18.15%
Non-accrual loans	$601	$—	$601	$154	$—	$154

Management monitors the ADC portfolio by reviewing funding based on project completeness, monthly and quarterly inspections as required by the project, collateral value, geographic concentrations, spec-to-presold ratios and performance of similar loans in the Company’s market area.

Geographic Concentrations

Certain risks exist arising from the geographic location of specific types of higher than normal risk real estate loans. Below is a table showing geographic concentrations for ADC and HELOC loans at June 30, 2021 and December 31, 2020.

	June 30, 2021				December 31, 2020
	ADC Loans	Percent	HELOC	Percent	ADC Loans	Percent	HELOC	Percent

	(dollars in thousands)
Harnett County	$10,047	4.64%	$4,144	7.36%	$9,515	4.02%	$4,672	8.68%
Alamance County	397	0.18%	536	0.95%	536	0.23%	920	1.71%
Brunswick County	13,111	6.05%	1,365	2.43%	14,173	5.99%	1,506	2.80%
Carteret County	5,462	2.52%	2,312	4.11%	5,219	2.20%	2,606	4.84%
Cherokee County (SC)	—	—%	18	0.03%	—	—%	22	0.04%
Cumberland County	17,838	8.23%	3,003	5.34%	24,261	10.25%	2,667	4.96%
Durham County	806	0.37%	901	1.60%	541	0.23%	554	1.03%
Forsyth County	8,946	4.13%	30	0.05%	5,055	2.14%	82	0.15%
Jackson County	2,688	1.24%	2,038	3.62%	3,295	1.39%	2,204	4.10%
Macon County	6,064	2.80%	4,952	8.80%	9,454	3.99%	5,160	9.59%
Mecklenburg County	19,120	8.83%	4,919	8.74%	23,788	10.05%	4,360	8.10%
New Hanover County	22,818	10.53%	4,583	8.14%	25,608	10.82%	3,416	6.35%
Pasquotank County	4,137	1.91%	1,279	2.27%	3,148	1.33%	1,241	2.31%
Pitt County	14,229	6.57%	3,176	5.64%	17,154	7.25%	3,733	6.94%
Robeson County	17	0.01%	2,917	5.18%	33	0.01%	2,966	5.51%
Sampson County	316	0.15%	1,654	2.94%	295	0.12%	1,830	3.40%
Virginia Beach County (VA)	3,551	1.64%	1,186	2.11%	3,648	1.54%	795	1.48%
Wake County	23,559	10.87%	4,681	8.32%	23,514	9.93%	2,694	5.01%
Wayne County	828	0.38%	2,205	3.92%	2,426	1.03%	2,962	5.50%
Wilson County	—	—%	173	0.31%	1,112	0.47%	130	0.24%
York County (SC)	2,987	1.38%	1,032	1.83%	2,538	1.07%	1,253	2.33%
All other locations	59,717	27.57%	9,181	16.31%	61,422	25.94%	8,033	14.93%
		—
Total	$216,638	100.00%	$56,285	100.00%	$236,735	100.00%	$53,806	100.00%

Interest-Only Payments

Another risk factor that exists in the total loan portfolio pertains to loans with interest-only payment terms. At June 30, 2021, the Company had $339.1 million in loans that had terms permitting interest-only payments. This represented 25.4% of the total loan portfolio. At December 31, 2020, the Company had $312.2 million in loans that had terms permitting interest-only payments. This represented 23.94% of the total loan portfolio. Recognizing the risk inherent with interest-only loans, it is customary and general industry practice that loans in the ADC portfolio permit interest-only payments during the acquisition, development, and construction phases of such projects.

Large Dollar Concentrations

Concentrations of high dollar loans or large customer relationships may pose additional risk in the total loan portfolio. The Company’s ten largest loans or lines of credit totaled $133.2 million, or 8.6% of total loans, at June 30, 2021 compared to $104.6 million, or 10.1% of total loans, at December 31, 2020. The Company’s ten largest customer relationships totaled $168.0 million, or 12.6% of total loans, at June 30, 2021 compared to $158.1 million, or 15.3% of total loans, at December 31, 2020. Deterioration or loss in any one or more of these high dollar loan or customer concentrations could have an immediate, significant adverse impact on the Company’s capital position.

Comparison of Results of Operations for the

Three months ended June 30, 2021 and 2020

General. During the second quarter of 2021, the Company reported net income of $5.6 million as compared with net income of $681,000 for the second quarter of 2020. Net income per common share for the second quarter of 2021 was $0.33 and $0.32 basic and diluted, compared with net income per common share of $0.04 basic and diluted, for the second quarter of 2020. Results of operations for the second quarter of 2021 were primarily impacted by an increase of $4.2 million in net interest income and an increase in non-interest expense of $520,000. The increase in non-interest expense of $520,000 was primarily related to increases in personnel expense of $383,000, deposit insurance expense of $185,000,  foreclosure related expenses of $22,000, professional fees of $542,000, other expenses of $104,000, and which were offset by occupancy expenses of $37,000, and a decrease in merger-related expenses of $709,000. The Company recorded a recovery of provision for loan losses of $459,000 for the second quarter of 2021 compared to a provision of $1.9 million in the second quarter of 2020.  The change in the provision expense had a significant impact on the net income reported for the 2021 second quarter as compared to the comparative period in 2020.

Net Interest Income. Net interest income increased by $4.2 million for the second quarter of 2021 from the second quarter of 2020. The Company’s total interest income was affected by an increase in earning loans, earnings on federal funds sold and investments.  Average total interest-earning assets were $1.7 billion in the second quarter of 2021 compared with $1.4 billion during the same period in 2020, while the average yield on those assets increased 3 basis points from 4.22% to 4.25%, which was primarily due to loan fee income that was offset the reduction of interest rates on loans due, the reduced rates on overnight interest earning assets and reduced yield on investment securities.

The Company’s average interest-bearing liabilities increased by $213.3 million to $1.1 billion for the quarter ended June 30, 2021 from $935.8 million for the same period one year earlier and the cost of those funds decreased from 1.14% to 0.59%, or 55 basis points. The increase in interest-bearing liabilities was a primary result of increased savings, money market and time deposits from the acquisition of three branches, deposits from PPP loans and general organic growth that is offset by a reduction in wholesale deposits. During the second quarter of 2021, the Company’s net interest margin was 3.85% and net interest spread was 3.66%. In the same quarter ended one year earlier, net interest margin was 3.45% and net interest spread was 3.08%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company uses loss history based on the weighted average net charge off history for the most recent twelve consecutive quarters, based on the risk-graded pool to which the loss was assigned. Then, using the look-back period, loss factors are calculated for each risk-graded pool. During the second quarter of 2021, the Company recorded a recovery of provision for loan losses of $459,000, as compared to a provision of $1.9 million that was recorded in the second quarter of 2020 that was primarily influenced by improved in economic qualitative factors compared to prior periods that are associated with the computation of allowance for loan losses.

Non-Interest Income. Non-interest income for the quarter ended June 30, 2021 was $1.9 million, an increase of $484,000 from the second quarter of 2020. Service charges on deposit accounts increased $33,000 to $239,000 for the quarter ended June 30, 2021 from $206,000 for the same period in 2020. Other non-deposit fees and income increased $375,000 from the second quarter of 2020 to the second quarter of 2021. Fees from the sale of mortgages and SBA loans increased from $355,000 for the quarter ended June 30, 2020 to $431,000 for the second quarter of 2021 due to increased volume. The Company did not have any sales of investment securities during the three months ended June 30, 2021 and 2020.

Non-Interest Expenses. Non-interest expenses increased by $520,000 to $11.0 million for the quarter ended June 30, 2021, from $10.5 million for the same period in 2020. In general, most categories of non-interest expenses increased primarily due to changes in the Company’s branch network and the acquisition of the branches in western North Carolina. The following are highlights of the significant categories of non-interest expenses during the second quarter of 2021 versus the same period in 2020:

●	Personnel expenses increased $383,000 to $6.2 million, due to additional personnel and cost of living increases.
●	Information systems increased $84,000, primarily due to the increased accounts in the branches.
●	Integration-related expenses decreased $709,000.

●	CDI expense decreased $54,000 due to amortization.
●	Other expenses increased by $104,000 due to increased expenses related to the new mobile banking platform, increase in customer accounts and increase in number of branches.
●	Professional fees increased by $542,000 to $993,000 due to expenses related to acquisition.
●	Deposit insurance expenses increased by $185,000 due to increased asset base.

Provision for Income Taxes. The Company’s effective tax rate was 23.7% and 22.0% for the quarters ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and December, 31, 2020, the Company had a net deferred tax asset in the amount of $4.1 million and $3.2 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including, among other things, recent earnings trends, projected earnings, and asset quality. As of June 30, 2021 and December 31, 2020, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

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

	For the quarter ended			For the quarter ended
	June 30, 2021			June 30, 2020
	(dollars in thousands)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate

INTEREST-EARNING ASSETS:
Loans, gross of allowance	$1,323,142	$16,712	5.07%	$1,193,985	$14,097	4.75%
Investment securities	211,131	1,022	1.94%	63,113	399	2.54%
Other interest-earning assets	141,495	41	0.12%	127,288	33	0.10%
Total interest-earning assets	1,675,768	17,775	4.25%	1,384,386	14,529	4.22%
Other assets	184,001			135,892
Total assets	$1,859,769			$1,520,278

INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$770,839	781	0.41%	$478,422	648	0.54%
Time deposits over $100,000	254,981	578	0.91%	295,014	1,177	1.60%
Other time deposits	110,841	253	0.92%	104,895	399	1.53%
Borrowings	12,437	87	2.81%	57,438	422	2.95%
Total interest-bearing liabilities	1,149,098	1,699	0.59%	935,769	2,646	1.14%
Non-interest-bearing deposits	474,634			359,012
Other liabilities	18,641			11,701
Shareholders’ equity	217,396			213,796
Total liabilities and shareholders’ equity	$1,859,769			$1,520,278
Net interest income/interest rate spread (taxable-equivalent basis)		$16,076	3.66%		$11,883	3.08%
Net interest margin (taxable-equivalent basis)			3.85%			3.45%
Ratio of interest-earning assets to interest-bearing liabilities	145.83%			147.94%
Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$16,076	3.84%		$11,883	3.44%
Less:
taxable-equivalent adjustment		(51)			(29)
Net Interest Income		$16,025			$11,854

Comparison of Results of Operations for the

Six months ended June 30, 2021 and 2020

General. During the first six months of 2021, the Company reported net income of $11.9 million as compared with net income of $1.8 million for the first six months of 2020. Net income per common share for the first six months of 2021 was $0.69 basic and diluted, compared with net income per common share of $0.10 basic and diluted, for the first six months of 2020. Results of operations for the six months ended June 30, 2021 were primarily impacted by an increase of $8.6 million in net interest income and an increase in non-interest expense of $1.5 million.  The increase in non-interest expense was primarily related to increases in occupancy expenses of $21,000, professional fees of $632,000, deposit insurance expense of $578,000, information systems expenses of $93,000, other expenses of $216,000 and personnel expense of $883,000, which were offset by a decrease in foreclosed real estate expense of $124,000, merger-related expenses of $748,000,  and CDI amortization of $82,000. The Company recorded a recovery of provision for loan losses of $1.2 million for the first six months of 2021 compared to a provision of $4.2 million in the first six months of 2020.  The increased provision expense had a significant impact on the reduced net income reported for the first six months of 2020 as compared to the comparative period in 2021.

Net Interest Income. Net interest income increased by $8.6 million for the first six months of 2021 from the first six months of 2020. The Company’s total interest income was affected by an increase in earning loans and investments, which was offset by a reduction in earning balances of federal funds sold. Average total interest-earning assets were $1.7 billion in the first six months of 2021 compared with $1.3 billion during the same period in 2020, while the average yield on those assets decreased 22 basis points from 4.54% to 4.32%, which was primarily due to the reduction of interest rates on loans, federal funds purchased and reduced investment securities.

The Company’s average interest-bearing liabilities increased by $266.3 million to $1.1 billion for the six months ended June 30, 2021 from $865.1 million for the same period one year earlier and the cost of those funds decreased from 1.25% to 0.67%, or 58 basis points. The increase in interest-bearing liabilities was a primary result of increased savings, money market and time deposits acquired in the acquisition of branches and increased customer deposits offset by reduced wholesale deposits. During the first six months of 2021, the Company’s net interest margin was 3.86% and net interest spread was 3.65%. In the same quarter ended one year earlier, net interest margin was 3.69% and net interest spread was 3.29%.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company uses loss history based on the weighted average net charge off history for the most recent twelve consecutive quarters, based on the risk-graded pool to which the loss was assigned. Then, using the back period, loss factors are calculated for each risk-graded pool. During the first six months of 2021, the Company recorded a recovery of provision for loan losses of $1.2 million, as compared to a provision of $4.2 million that was recorded in the first six months of 2020.

Non-Interest Income. Non-interest income for the six months ended June 30, 2021 was $3.6 million, an increase of $722,000 from the first six months of 2020. Service charges on deposit accounts decreased $49,000 to $495,000 for the six months ended June 30, 2021 from $544,000 for the same period in 2020. Other non-deposit fees and income increased $502,000 from the first six months of 2020 to the first six months of 2021 due to increases in various items. Fees from the sale of mortgages and SBA loans increased from $648,000 for the six months ended June 30, 2020 to $916,000 for the first six months of 2021. The Company did not have any sales of securities during the first six months of June 30, 2021 and 2020.

Non-Interest Expenses. Non-interest expenses increased by $1.5 million to $21.2 million for the six months ended June 30, 2021, from $19.7 million for the same period in 2020. In general, most categories of non-interest expenses increased primarily due to changes in the Company’s branch network. The following are highlights of the significant categories of non-interest expenses during the first six months of 2021 versus the same period in 2020:

●	Personnel expenses increased $883,000 to $12.3 million, due to additional personnel and cost of living increases and acquisition of three branches.
●	Occupancy expenses increased $21,000, primarily due to additional branches, repairs and maintenance and increased rent expense due to normal rent escalation.

●	Integration-related expenses decreased $748,000.
●	CDI expense decreased $82,000 due to the amortization.
●	Information systems expense increased by $93,000 due to increased expenses related to additional account transactions.
●	Professional fees increased by $632,000 to $1.5 million due to expenses related to acquisition.
●	Deposit insurance expenses increased by $578,000 due to increased asset base.

Provision for Income Taxes. The Company’s effective tax rate was 23.1% and 19.4% for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and December, 31, 2020, the Company had a net deferred tax asset in the amount of $4.1 million and $3.2 million, respectively. In evaluating whether the Company will realize the full benefit of the net deferred tax asset, management considered both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of June 30, 2021 and December 31, 2020, management concluded that the net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether the full benefit of the net deferred tax asset will require a valuation allowance. Significant negative trends in credit quality or losses from operations, among other trends, could impact the realization of the deferred tax asset in the future.

	For the six months ended			For the six months ended
	June 30, 2021			June 30, 2020
	(dollars in thousands)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate

INTEREST-EARNING ASSETS:
Loans, gross of allowance	$1,316,746	$33,759	5.17%	$1,107,307	$27,697	5.03%
Investment securities	206,132	1,987	1.94%	65,643	838	2.57%
Other interest-earning assets	150,639	66	0.09%	99,518	201	0.41%
Total interest-earning assets	1,673,517	35,812	4.32%	1,272,468	28,736	4.54%
Other assets	137,607			115,642
Total assets	$1,811,124			$1,388,110

INTEREST-BEARING LIABILITIES:
Deposits:
Savings, NOW and money market	$745,900	1,705	0.46%	$400,735	996	0.50%
Time deposits over $100,000	261,089	1,316	1.02%	298,622	2,676	1.80%
Other time deposits	111,988	553	1.00%	108,324	831	1.54%
Borrowings	12,405	174	2.83%	57,405	861	3.02%
Total interest-bearing liabilities	1,131,382	3,748	0.67%	865,086	5,364	1.25%
Non-interest-bearing deposits	445,238			300,071
Other liabilities	17,798			8,804
Shareholders’ equity	216,706			214,149
Total liabilities and shareholders’ equity	$1,811,124			$1,388,110
Net interest income/interest rate spread (taxable-equivalent basis)		$32,064	3.65%		$23,372	3.29%
Net interest margin (taxable-equivalent basis)			3.86%			3.69%
Ratio of interest-earning assets to interest-bearing liabilities	147.92%			147.09%
Reported net interest income
Net interest income/net interest margin (taxable-equivalent basis)		$32,064	3.85%		$23,372	3.68%
Less:
taxable-equivalent adjustment		(114)			(59)
Net Interest Income		$31,950			$23,313

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid deposits, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 11.6% of total assets at June 30, 2021 as compared to 18.0% as of December 31, 2020.

The Company has been a net seller of federal funds since its inception and strives to maintain a position of liquidity sufficient to fund future loan demand and to satisfy fluctuations in deposit levels. Should the need arise, the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary. As of June 30, 2021, the Company had existing credit lines with other financial institutions to purchase up to $239.3 million in federal funds. Also, as a member of the FHLB of Atlanta, the Company may obtain advances of up to 10% of total assets, subject to available collateral. A floating lien of $83.9 million of qualifying loans is pledged to the FHLB to secure borrowings. At June 30, 2021, the Company had no FHLB advances outstanding. Another source of short-term borrowings available to the Bank is securities sold under agreements to repurchase. At June 30, 2021, total borrowings consisted of junior subordinated debentures of $12.4 million.

Total deposits were $1.6 billion at June 30, 2021. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate-sensitive. Time deposits represented 22.0% of total deposits at June 30, 2021. Time deposits of $250,000 or more represented 7.6% of the Company’s total deposits at June 30, 2021. At quarter-end, the Company had $1.6 million in brokered time deposits and $1.6 million in brokered demand deposits. Management believes most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that current sources of funds provide adequate liquidity for the Bank’s current cash flow needs. The Company maintains cash balances at the parent holding company level. Management believes that the current cash balances will provide adequate liquidity for the Company’s current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base. Federal regulations have classified and defined capital into the following components: (1) Tier 1 capital, which includes common shareholders’ equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. The Common Equity Tier 1 risk-based ratio does not include limited life components such as trust preferred securities in this calculation. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a financial institution to maintain capital as a percentage of its assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The Company’s equity to assets ratio was 11.81% at June 30, 2021.

As the following table indicates, at June 30, 2021, the Company and the Bank both exceeded minimum regulatory capital requirements as specified below.

	Actual	Minimum
	Ratio	Requirement

Select Bancorp, Inc.
Total risk-based capital ratio	13.57%	8.00%
Tier 1 risk-based capital ratio	12.72%	6.00%
Leverage ratio	10.46%	4.00%
Common equity Tier 1 risk-based capital ratio	11.92%	4.50%

	Actual	Minimum	Well-Capitalized
	Ratio	Requirement	Requirement

Select Bank & Trust
Total risk-based capital ratio	12.50%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.65%	6.00%	8.00%
Leverage ratio	9.57%	4.00%	5.00%
Common equity Tier 1 risk-based capital ratio	11.65%	4.50%	6.50%

During 2004, the Company issued $12.4 million of junior subordinated debentures to a newly formed subsidiary, New Century Statutory Trust I, which in turn issued $12.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities provided additional capital for the growth and expansion of the Bank. Under the current applicable regulatory guidelines, all of the proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital as of June 30, 2021.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of March 31, 2021.

	March 31, 2021
(Dollars in thousands)	Estimated Effect on NII	Estimated Effect on EVE
Immediate change in interest rates:
+ 4.0%	7.3%	15.1%
+ 3.0%	4.6	11.9
+ 2.0%	1.8	8.2
+ 1.0%	0.1	4.3
No change	—	—
- 1.0%	0.2	(3.6)

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

Changes in internal control over financial reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a−15(f) and 15d−15(f) of the Exchange Act) during the second quarter of 2021. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the second quarter of 2021 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are party to routine legal proceedings within our normal course of business. Management believes that such routine legal proceedings taken together are immaterial to our financial condition or results of operations.

As previously described, on June 1, 2021, the Company and First Bancorp entered into the Merger Agreement, pursuant to which, upon satisfaction of the conditions set forth in the Merger Agreement, the Company will merge with and into First Bancorp, with First Bancorp being the surviving corporation and the Company ceasing to be a separate entity.  The announcement of the Merger has triggered three lawsuits filed by purported shareholders.

On July 14, 2021, a purported shareholder filed a lawsuit in the United States District Court, Southern District of New York, against the Company and members of the Company’s board of directors. The lawsuit alleges inadequate disclosures in the joint proxy statement/prospectus and violations of the Securities Exchange Act of 1934. The lawsuit seeks, among other remedies, to enjoin the Merger, to direct defendants to account for unspecified damages, and for costs of the lawsuit, including attorneys’ and experts’ fees.

On July 16, 2021, a purported shareholder filed a lawsuit in the United States District Court, District of Delaware, against the Company, members of the Company’s board of directors, and First Bancorp. The lawsuit alleges inadequate disclosures in the joint proxy statement/prospectus and violations of the Securities Exchange Act of 1934. The lawsuit seeks, among other remedies, to enjoin the Merger or, in the event the Merger is completed, rescission of the Merger or rescissory damages; to direct defendants to disseminate a revised joint proxy statement/prospectus; to declare the defendants violated the Securities Exchange Act of 1934 and rules promulgated thereunder; and costs of the lawsuit, including attorneys’ and experts’ fees.

On July 22, 2021, a purported shareholder filed a lawsuit in the United States District Court, Eastern District of New York, against the Company and members of the Company’s board of directors. The lawsuit alleges inadequate disclosures in the joint proxy statement/prospectus and violations of the Securities Exchange Act of 1934. The lawsuit seeks, among other remedies, to enjoin the Merger or, in the event the Merger is completed, rescission of the Merger or rescissory damages; to declare the defendants violated the Securities Exchange Act of 1934 and rules promulgated thereunder; and costs of the lawsuit, including attorneys’ and experts’ fees.

As of the date of this filing, the Company cannot reasonably predict the outcome of the above-described lawsuits or, in the event of an adverse outcome, the potential loss or range of possible loss relating to the lawsuits.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties unknown to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Additionally, there are or will be important factors related to the proposed merger with First Bancorp that could cause actual results to differ materially from anticipated results. We believe that these factors include, but are not limited to, those listed below. Capitalized terms used but not otherwise defined in this “Risk Factors” section have the meanings ascribed to them in other sections of this report.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger may be completed, the Company, the Bank, First Bancorp, and First Bank must obtain approvals from the Federal Reserve  and the North Carolina Commissioner of Banks. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in any party’s regulatory standing or other factors could result in an inability to obtain or a delay in receiving their approval. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Such conditions or changes could delay or prevent completion of the Merger or impose additional costs on or limit the revenues of the combined company following the Merger, any of which might have an adverse effect on the combined company following the Merger.

Combining the companies may be more difficult, costly, or time-consuming than expected.

The Company and First Bancorp have operated and, until the completion of the Merger, will continue to operate independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on First Bancorp’s ability to successfully combine and integrate the businesses of First Bancorp and the Company in a manner that permits growth opportunities and does not materially disrupt the existing customer relations or result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of the Company’s common stock. If First Bancorp experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause First Bancorp and/or the Company to lose customers or cause customers to remove their accounts from First Bancorp and/or the Company and move their business to competing financial institutions. Integration efforts will also divert management attention and resources. In addition, the actual cost savings of the Merger could be less than anticipated.

The Merger is subject to certain closing conditions that, if not satisfied or waived, will result in the Merger not being completed. Termination of the Merger Agreement could negatively impact the Company.

The Merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and adoption of the Merger Agreement by the Company’s and First Bancorp’s shareholders. If any condition to the Merger is not satisfied or waived, to the extent permitted by law, the Merger will not be completed. In addition, either First Bancorp or the Company may terminate the Merger Agreement under certain circumstances even if the Merger Agreement is adopted by the Company’s shareholders, including but not limited to, if the Merger has not been completed on or before March 31, 2022.

If the Merger Agreement is terminated, there may be various consequences. For example, the Company’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed.

The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending.

The Merger Agreement restricts the Company from operating its business other than in the ordinary course and prohibits the Company from taking specified actions without First Bancorp’s consent until the Merger occurs. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger. In addition, uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees by the Company may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the Company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company, the Company’s business could be harmed.

The uncertainty caused by the pending Merger could cause the Company’s clients and business associates to seek to change their existing business relationships with the Company. These uncertainties may impair the Company’s ability to attract, retain and grow its client base until the Merger is complete.

The market value of the merger consideration that the Company’s shareholders will receive as a result of the Merger may fluctuate.

If the Merger is completed, each share of the Company’s common stock will be converted into the right to receive 0.408 shares of First Bancorp common stock, and cash in lieu of any fractional shares. The market value of the merger consideration may vary from the closing price of First Bancorp common stock on the date the Merger was announced, on the date that the joint proxy statement/prospectus is mailed to the Company’s shareholders, on the date of the meeting of the Company’s shareholders, on the date the Merger is consummated, and thereafter. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the respective businesses, operations and prospects, and the regulatory situation of First Bancorp and the Company. Many of these factors are beyond the control of the Company. Any change in the market price of First Bancorp common stock prior to completion of the Merger will affect the amount of and the market value of the merger consideration that the Company’s shareholders will receive upon completion of the Merger. Accordingly, at the time of the shareholders meeting, the Company’s shareholders will not know or be able to calculate the amount or the market value of the merger consideration they would receive upon completion of the Merger.

Further, the results of operations of the combined company following the Merger and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations of First Bancorp and the Company.

If the Merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the Merger.

The Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the Merger.

The Merger Agreement limits the Company’s ability to pursue an alternative acquisition proposal and could require the Company to pay a termination fee of $11.5 million under certain circumstances relating to alternative acquisition proposals.

The Merger Agreement prohibits the Company from soliciting, initiating or knowingly encouraging certain alternative acquisition proposals with any third party, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by the Company to First Bancorp of a termination fee in the amount of $11.5 million in the event that the Company or First Bancorp terminates the Merger Agreement for certain specified reasons. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Set forth in the table below is the Company’s repurchase activity during the three-month period ended June 30, 2021:

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet be
	of shares	price paid	publicly announced	purchased under the
Period	purchased(1)	per share	plans or programs(2)	plans or programs(2)
April 2021	—	$—	—	264,099
Beginning Date: 4/1
Ending Date: 4/30

May 2021	—	—	—	264,099
Beginning Date: 5/1
Ending Date: 5/31

June 2021	—	—	—	264,099
Beginning Date: 6/1
Ending Date: 6/30

(1)	Reflects the number of shares of the Company’s common stock repurchased during the referenced period under both publicly announced repurchase plans or programs and those made not pursuant to publicly announced plans or programs. All repurchases made during the quarterly period were made pursuant to publicly announced
(2)	On October 2, 2020, the Company announced that its board of directors had authorized a repurchase plan under which the Company may repurchase up to 875,000 shares of its common stock through open market purchases or privately negotiated transactions. The Company’s repurchase plan has no time limit.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.

2.1	Agreement and Plan of Merger and Reorganization, dated June 1, 2021, by and between Select Bancorp, Inc. and First Bancorp	8-K	2.1	June 1, 2021	000-50400

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act			Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act			Furnished herewith

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the Three and Six Months Months ended June 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Months ended June 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT BANCORP, INC.

Date: August 6, 2021	By:	/s/ William L. Hedgepeth II
William L. Hedgepeth II
President and Chief Executive Officer

Date: August 6, 2021	By:	/s/ Mark A. Jeffries
Mark A. Jeffries
Executive Vice President and Chief Financial Officer